Form 10QSB
period 2004-09-30
Creative Solutions With Art, Inc.
filed 2004-11-23
CIK 1294649

2

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-QSB
-----------
                                   (Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______to________

                       Commission file number: 333-117495

                        CREATIVE SOLUTIONS WITH ART, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)


             Nevada                                        73-1703260
    (State or other jurisdiction                          (IRS Employer
   of incorporation or organization)                    Identification Number)

                             32C Hadley Village Road
                             South Hadley, MA 01075
                             -----------------------
                    (Address of principal executive offices)

                                  413-532-4838
                                  ------------
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.1 Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares of Common Stock, as of November 11, 2004.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [ X ]

-----------------------
1    This is the Issuer's initial filing under the Exchange Act of 1934; the
Issuer having become subject to the Exchange Act reporting requirements on November 5, 2004.

                        CREATIVE SOLUTIONS WITH ART, INC.


                                      INDEX


PART I.
FINANCIAL INFORMATION



                                                                   Page Number
PART I

Item 1 - Unaudited Condensed Financial Statements:

Condensed Balance Sheet as of  September 30, 2004                       3

Condensed Statements of Operations for the Nine Months
 Ended September 30, 2004 and 2003                                      4

Condensed Statements of Operations for the Three Months
 Ended September 30, 2004 and 2003                                      5

Statements of Cash Flows for the Nine Months Ended
 September 30, 2004 and 2003                                            6

Notes to Unaudited Condensed Financial Statements                       7

Item 2. - Management's Discussion and Analysis or Plan
 of Operation                                                           9

Item 3 -  Controls and Procedures                                      15

PART II.
Other Information (Items 1-6)                                          15

                        CREATIVE SOLUTIONS WITH ART, INC.
                                  Balance Sheet
                               September 30, 2004
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
 Cash                                                          $  2,126
 Accounts receivable                                             15,502
                                                                 ------
Total Current Assets                                             17,628
                                                                 ------
TOTAL ASSETS                                                   $ 17,628
                                                                 ======

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                         $ 18,593
                                                                 ------
Total Current Liabilities                                        18,593
                                                                 ------
STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares
 authorized, -0- outstanding                                       -
Common stock at $0.001 par value; authorized 24,000,000
 shares; 6,000,000 shares issued and outstanding                  6,000
Additional paid-in capital                                       (5,693)
Accumulated deficit                                              (1,272)
                                                                 ------
Stockholders' deficit                                              (965)
                                                                 ------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $ 17,628
                                                                 ======



   The accompanying notes are an integral part of these financial statements.

                        CREATIVE SOLUTIONS WITH ART, INC.
                            Statements of Operations
              For the Nine Months Ended September 30, 2004 and 2003
                                   (unaudited)

                                                 2004              2003
                                              ---------          ---------
Revenue                                      $ 179,009           $ 97,653
Cost of revenue                                102,119             52,098
                                              --------            -------
Gross Profit                                    76,890             45,555
                                              --------            -------
Costs and Expenses:
Selling and administrative                      57,102             17,778
Compensation                                    42,290             27,777
                                              --------            -------
Total                                           99,392             45,555
                                              --------            -------
Net Income (Loss)                            $ (22,502)          $   -
                                              ========            =======


Basic and diluted loss per share             $   ( .00)          $    .00
                                              ========            =======
Weighted average number of common
 shares outstanding                          6,000,000           6,000,000
                                             =========           =========




   The accompanying notes are an integral part of these financial statements.

                        CREATIVE SOLUTIONS WITH ART, INC.
                            Statements of Operations
             For the Three Months Ended September 30, 2004 and 2003
                                   (unaudited)

                                                 2004              2003
                                              ---------          ---------
Revenue                                      $  18,661           $ 26,442
Cost of revenue                                  3,276              5,584
                                              --------            -------
Gross Profit                                    15,385             20,858
                                              --------            -------
Costs and Expenses:
Selling and administrative                      17,098              5,715
Compensation                                    11,579             17,897
                                              --------            -------
Total                                           28,667             23,612
                                              --------            -------
Net Loss                                     $ (13,292)          $ (2,754)
                                              ========            =======

Basic and diluted loss per share             $   ( .00)          $   (.00)
                                              ========            =======
Weighted average number of common
 shares outstanding                          6,000,000           6,000,000
                                             =========           =========




   The accompanying notes are an integral part of these financial statements.

                        CREATIVE SOLUTIONS WITH ART, INC.
                            Statements of Cash Flows
              For the Nine Months Ended September 30, 2004 and 2003
                                   (unaudited)

                                                 2004              2003
                                              ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                           $ (22,502)          $   -
 Decrease (increase) in net operating
  assets                                        24,321               -
                                              --------            -------
Net Cash Used by Operating Activities            1,819               -
                                              --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES              -                  -
                                              --------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Sale of Common Shares                             307               -
 Loans from president                           30,205              7,200
 Repayment of loans from president             (30,205)            (7,200)
                                              --------            -------
Net Cash Provided by Financing Activities          307               -
                                              --------            -------
INCREASE  IN CASH AND CASH EQUIVALENTS           2,126               -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                        -                  -
                                              --------            -------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                      $   2,126           $   -
                                              ========            ========


SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
 Interest                                    $    -              $   -
                                              ========            ========
 Income taxes                                $    -              $   -
                                              ========            ========

   The accompanying notes are an integral part of these financial statements.

                       CREATIVE SOLUTIONS WITH ART, INC.
                        Notes to the Financial Statements
                               September 30, 2004
                                   (unaudited)


1.       Basis of Presentation

         The accompanying interim condensed financial statements for the three and nine-month periods ended September 30, 2004 and 2003 are unaudited and include all adjustments considered necessary by Management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These condensed financial statements should be read in conjunction with the information filed as part of the Company's Registration Statement on Form SB-2 which was declared effective in November 2004.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2        Major Customers

         A substantial portion of the Company's revenue is realized from a small number of customers. For the nine months ended September 30, 2004, three customers comprised 84.18% of our revenue, with such major customers comprising 29.75%, 45.77% and 8.66%, respectively. For the nine months ended September 30, 2003, two customers comprised 78.38% of its revenues, with such major customers comprising 71.23% and 7.15%, respectively. These latter two clients were the same clients who comprised 29.75% and 45.77% of our revenues for the nine months ended September 30, 2004.

         The two major customers comprise 62% and 19%, respectively, of accounts receivable at September 30, 2004.

3.       Common Stock

         On April 20, 2004, the Company sold 307,000 shares of its common stock at $0.001 per share for $307.

4.   Related Party Transactions

         From time to time, our President made short-term interest-free advances to the Company. No amounts were outstanding at June 30, 2004.. During the nine months ended September 30, 2004 and 2003, loans amounted to $30,205 and $7,200, respectively, all of which have been fully repaid.

                                     ITEM 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
         Certain matters discussed in this interim report on Form 10-QSB are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

        o        our future operating results,

        o        our business prospects,

        o our contractual arrangements and relationships with third parties,

        o the dependence of our future success on the general economy and its impact on the industries in which we may be involved,

        o        the adequacy of our cash resources and working capital, and

        o other factors identified in our filings with the SEC, press releases and other public communications.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect," "estimate" or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-QSB. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Operations

         The extent of operations over the next 12 months will be determined by:

        o      The number of engagements that we obtain, if any, and

        o Our ability to negotiate non-cash compensation to satisfy commitments.

         Most of our engagements have been short-term in nature, although some have lasted as long as a year. We generally have little or no backlog of engagements that have not been started. In almost all cases we have not sought new or add-on engagements until the current engagements were complete or substantially completed. At September 30, 2004 we had two engagements in backlog amounting to $33,772 which we expect to complete during the quarter ending December 31, 2004.

         Substantially of our engagements have come as a result of referrals from prior clients. We cannot predict what our level of activity will be over the next 12 months because we do not know how many client engagements that we will obtain. In addition, the demand for fine art appears to be heavily dependent on the economy. Therefore, a downturn in the economy affects the demand for fine art quickly.

         As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in "Liquidity" below. We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with the professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors by issuing stock options and/or shares of our stock instead of cash to settle obligations, although there can be no assurances that we will be successful in any of those efforts.

         If we are unable to obtain financing, we shall seek engagements through approaching the business contacts of our founder directly rather than through other marketing strategies. By doing so, we will not incur significant cash requirements.

Operating Results

                                       9
Nine Months Ended September 30, 2004 Compared to September 30, 2003


                                     2004                     2003
                                     ----                     ----
                                            Percent of              Percent of
                                Amount        Revenue      Amount     Revenue
                                -------     ----------     -------  -----------
Revenue                       $ 179,009                   $ 97,653
Cost of revenue                 102,119        57.05        52,098     53.35
Selling and administrative       57,102        31.90        17,778     18.21
Compensation                     42,290        23.62        27,777     28.44


         A substantial portion of our revenue in 2004 was earned in the first quarter. At September 30, 2004, we were working on relatively small engagements. We do not have any way of predicting when we will obtain a more material engagement. In addition, a substantial portion of our revenue is realized from a small number of clients. For the nine months ended September 30, 2004, three clients comprised 84.2% of our revenue, with each major client comprising 45.8%, 29.8% and 8.6%, respectively. For the nine months ended September 30, 2003, two clients comprised 78.4% of our revenues, with each major client comprising 71.2% and 7.2%, respectively. These latter two clients were the same clients who comprised 29.8% and 45.8% of our revenues for the nine months ended September 30, 2004. We expect to continue relying on a small number of clients each year.

         CSA seeks out and bids on engagements. Our business is not cyclical, but there are times when we have no new engagements to follow completed engagements. We are unable to predict our ability to identify and obtain engagements or the timing of engagements. We also perform a limited number of engagements at any point in time. Therefore, the profitability of one or a small number of engagements distorts the results of an individual quarter but is not necessarily indicative of the profitability that may be realized on future engagements. During the first quarter of 2004, we had substantially no "down time" while in the second and third quarters and during the corresponding period in 2003 we did not have sufficient engagements to generate profitable operations. Several customers, hospitals and insurance companies, make up a majority of our revenues. We do not vary our methodology of seeking engagements which consists of attending tradeshows and conferences, reaching out to contacts and referrals from prior engagements. However, these efforts and services sought by our principal clients do not result in obtaining a consistent volume of revenues on a predictable basis.

         Cost of revenue as a percentage of revenue is affected by the nature of each engagement. Engagements that require significant costs in framing and installation will have a higher percentage of costs than do engagements that do not require these costs. The administrative expenses in 2004 included approximately $20,000 relating to professional fees associated with the preparation of a registration statement for which no corresponding amount existed in 2003. Substantially all other expenses related to telephone, travel and supplies.

         We expect to incur at least $35,000 in professional fees associated with our registration statement during the three months ending December 31, 2004 which makes a significant operating loss likely.

         All compensation was paid to our founder. Amounts of compensation paid have been based on the availability of funds.

Liquidity

         At September 30, 2004 our cash balance was $2,126.

         CSA has a low level of fixed costs. Almost all costs associated with performing and completing engagements are variable in nature. The only fixed costs are our president's compensation, costs associated with being a public entity and certain general and administrative costs. If necessary, and as indicated below, our president has agreed in writing to defer compensation otherwise payable to her to permit us to remain viable.

         The cash flow generated by our business in recent years, if continued in the future, appears sufficient to meet cash requirements over the next 12 months, estimated to be $105,000 (based on the next twelve months revenues being consistent with the revenues for nine months ended September 30, 2004) consisting of $80,000 in administrative expenses (assuming such costs remain consistent with costs incurred during nine-month period ended September 30,
2004), $10,000 for accounting services and $15,000 for legal services (if our president's salary is deferred). In 2003 and 2002, our president received salary payments of approximately $97,000 per annum. For the first nine months of 2004, our president's compensation was $42,290, which annualized would be $56,387. If circumstances change significantly and the cash flow proves to be insufficient, provisions for payment are as indicated below.

         Accordingly, total cash requirements for the next twelve months approximate $105,000, exclusive of our president's compensation which will be deferred to the extent that balance of gross profits (after payment of selling, administrative, legal and accounting expenses) are insufficient to pay same. Historically, during calendar years ended December 31, 2003 and December 31, 2002, gross profits were sufficient to pay all costs and expenses (inclusive of our president's salary of approximately $97,000). During the first nine months of 2004, gross profits were $22,502 lower than costs and expenses when including our president's compensation of $42,290. No loans were outstanding at September 30, 2004 and no liabilities were in default. The professionals to whom we owe approximately $18,000 in fees have voluntarily agreed to defer collections although they are not contractually obligated to do so.

         Most costs associated with performing engagements are incremental or variable in nature and consist of artist fees, framing, and installation costs. It is typical that these vendors not get paid until we are paid by our customer. Therefore, we can perform engagements with very limited resources on hand. Our president bids and supervises engagements.

         CSA does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to undertake our operations at our current level because we do not require any capital costs and our fixed cost level is low., We believe that operations are generating sufficient cash to continue operations for the next 12 months. CSA will pay all costs relating to this offering estimated at $56,108. This amount will be paid as and when necessary and required or otherwise accrued on the books and records of CSA until we are able to pay the full amount due either from revenues or loans from our president. Absent sufficient revenues to pay these amounts within 3 months of the date of this prospectus our president has agreed to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus. If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when CSA has the financial resources to do so. A formal written arrangement exists with respect to our president's commitment to loan funds as indicated herein, and accordingly, the agreement between CSA, our president and our counsel (filed as Exhibit 10.2) is binding upon all parties.

         Private capital, if sought to increase the level of operations, will be sought from former business associates of our president or private investors referred to us by those business associates. We believe that our current level of operations can be sustained indefinitely based on our current cash flow. In order to grow, we would need financing or to obtain a substantially higher level of engagements. The financing, to have a meaningful impact, would need to be at least $150,000 to permit us to hire another professional and establish a marketing program. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we will use shares to compensate employees/consultants and independent contractors wherever possible.

         From time-to-time our president has advanced the funds necessary for us to meet our limited obligations. These were short-term advances that were interest-free and were not evidenced by any written notes or agreements. No advances were outstanding at either December 31, 2003 or September 30, 2004. Our president is not contractually obligated to make these advances, and there are no assurances that such advances will continue.

         CSA does not have any (i) product research and development that it currently expects to perform; (ii) expected purchase or sale of plant or significant equipment; and (iii) expected significant changes in the number of employees.

Recent Accounting Pronouncements

         No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on our reported financial position or results of operations.

Critical Accounting Policies

         The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

         Because of our limited level of operations, we have not had to make material assumptions or estimates other than our assumption that we are a going concern. If our business increases, our principal estimates will involve whether engagements in process will be profitable.

Seasonality

         To date, we have not noted seasonality as a major impact on our business.

                                    ITEM III

                             CONTROLS AND PROCEDURES

            As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II           OTHER INFORMATION

Item 1            Legal Proceedings
                           None

Item 2            Unregistered Sale of Equity Securities and Use of Proceeds

                  a. The following equity securities were issued during the second quarter of 2004 where Issuer conducted a Private Placement, whereby it issued a total of 307,000 shares of its common stock at $.001 per share to 36 individuals (who are friends and business associates of management) in reliance upon exemption afforded by Section 4(2) under the Securities Act of '33, as amended. No underwriter participated in the Private Placement, nor were there any discounts or commissions paid to anyone.


                  b.       Not Applicable.

                  c. There were no Company repurchases of equity securities during the period covered by this Form 10-QSB.

Item 3            Defaults Upon Senior Securities
                           None

Item 4            Submission of Matters to a Vote of Shareholders
                           None

Item 5            Other Information
                           None

Item 6.           Exhibits and Reports on Form 8-K

                  a.       8-K: None

                  b.       Exhibit
                           31 Section 302 Certification of Chief Executive Officer and Chief Financial Officer

                           32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Creative Solutions With Art, Inc.
                                                        (Registrant)


                                               /s/ Carla Santia
                                               -----------------
                                          By:      Carla Santia
                                                   President


November 22, 2004