Form 10KSB
period 2004-12-31
Creative Solutions With Art, Inc.
filed 2005-04-07
CIK 1294649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

         (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-117495

                        CREATIVE SOLUTIONS WITH ART, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                  Nevada                                     73-1703260
------------------------------------------------         -------------------
(State or other jurisdiction of incorporation or          (I.R.S. Employer
                    organization)                        Identification No.)

            32C Hadley Village Road
                South Hadley, MA                                01075
------------------------------------------------         -----------------------
   (Address of principal Executive Offices)                   (Zip Code)

                     Issuer's Telephone Number: 413-532-4838


Securities registered under Section 12(b) of the Act:         None

Securities registered under Section 12(g) of the Act:

                     Common Stock par value $.001 per share

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___
   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent year: $ 209,562 as of December 31, 2004.

The number of shares outstanding of each of the Registrant's classes of common stock, as of December 31, 2004 is 6,000,000 shares, all of one class, $.001 par value per share. Of this number, 307,000 shares were held by non-affiliates of the Registrant.

The Company's common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate "market value" to be indicated for such shares. The "value" of the 307,000 shares held by non-affiliates, based upon the book value as of December 31, 2004 is $-0-.


*Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owing 5% or more of the Registrant's common stock, both of record and beneficially.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes__________No_________ NOT APPLICABLE



                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format
[  ] Yes  [  ] No
                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this on Form 10-KSB are forward-looking statements. Such forward-looking statements involve risks and uncertainties, including statements as to:

        o        our future operating results,
        o        our business prospects,
        o our contractual arrangements and relationships with third parties,
        o        the dependence of our future success on the general economy,
        o our possible financings, and o the adequacy of our cash resources and working capital.

         These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "expect," "estimate" or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this 10-KSB. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

         We are a "reporting issuer" under the Securities Exchange Act of 1934, as amended (the "34 Act"), so that we may have the opportunity to have our securities publicly quoted on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "NASD"). Presently, the NASD requires companies seeking quotations on the OTC Bulletin Board to be "reporting issuers."

Item 1 - DESCRIPTION OF BUSINESS

         Creative Solutions With Art, Inc. was incorporated under the laws of the State of Nevada on April 20, 2004 to be a consulting firm succeeding the business of Carla Santia & Associates, an unincorporated business conducted by our founder since 1998. Our mission is to assist corporate purchasers of art work in identifying, selecting, acquiring for and placing fine art in their facilities. Our approach, strategy and services have remained substantially the same throughout our history. We may refer to ourselves in this document as "CSA", "we," or "us." All references to our operations include Carla Santia & Associates' operations.

         As part of the plan of CSA to augment its financial resources and consider attractive business opportunities, CSA's principal stockholders have entered into discussions with an unnamed, unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that CSA or its stockholders would realize any benefits from it.

Strategy

         We use the contacts of our founder, Carla Santia, to identify initial clients. Our founder has more than 15 years of experience in providing art consulting and art exhibition management services to corporate and healthcare facilities. Throughout her career, she has worked with the facilities' design teams of corporations, senior executives and boards of directors, together with their outside architects and designers, to assemble a collection of art work or add to an existing collection. Our founder's experience has provided her with a range of contacts in the corporate and healthcare facilities market. We approach these contacts in order to obtain potential client referrals. Our method of contact is in person with prearranged appointments.

         Our approach is and will continue to be to focus on large corporations and healthcare facilities in the New England market, and gradually expand our businesses into the mid-Atlantic region based on referrals from our existing base of contacts. Because of this strategy and the fact that we perform only a few engagements a year, a small number of clients comprise substantially all of our revenue each year. We had three customers which accounted for approximately 82% of sales for the year ended December 31, 2004 (Customer A - 47%; Customer B
- 28%; and Customer C - 7%) and two customers which accounted for approximately 94% of our sales for the year ended December 31, 2003 (Customer A - 77%; Customer B - 17%), respectively. We expect a similar trend of relying heavily on a very limited number of customers in the foreseeable future.

         Some of our founder's existing corporate clients maintain facilities or have subsidiaries throughout the United States. CSA generally is working on two to three projects at any one time. These projects often are repeat engagements from two hospitals and two insurance companies. These engagements generally do not involve contracts and are evidenced by routine purchase orders or oral agreements.

         CSA's target clients are offered a tailored suite of art consulting services based on their individual requirements. These services range from art acquisition for a single project to longer-term engagements under which we offer services in maintaining a rotating art exhibition program. A single project may range from the renovation of an office or department to consulting on the acquisition of art for a new facility. In the acquisition of art for clients, CSA provides the following services:

        o evaluate the physical space to present options and alternatives to the client,

        o consult with the client to make a determination as to the type of art required for the specific locations,

        o develop a budget and acquisition plan based on the client's requirements,

        o assemble a broad sampling of art images for client review to be used in focusing upon specific requirements of the client,

        o        present selected art work to the client for approval,

        o negotiate purchase of the selected art work on behalf of the client,

        o arrange for the framing and delivery of the purchased art to the client's facility, and

        o supervise the hanging and placement of art in the client's facility.

         Our president works with numerous artists who provide the artwork to be used in our engagements. Our success depends on selecting the appropriate artist and art to meet the expectations of our clients. These expectations relate to:

        o        creating a desired atmosphere in the office,

        o        reflecting a desired level of status and prestige, and

        o        meeting the individual tastes of clients.

         If CSA is engaged to maintain a rotating art exhibition, the client will make a commitment of one year or longer during which CSA will be responsible for coordinating, on a quarterly basis, a series of art exhibits. These exhibits would be installed in a designated area of a corporate facility.

         CSA's compensation for its services is largely based on the value of the art which CSA's clients purchase. In some circumstances, including the management of rotating art exhibits, CSA will also receive a retainer. In general, CSA prepares quotations designed to provide it with gross margins of approximately 40%, although no assurances can be given that it will be successful in realizing or maintaining margins at that level.

         CSA is soliciting engagements and has been successful in obtaining new engagements as existing engagements have been completed. A substantial portion of our proposals are made to prospective clients who are referred to us by prior clients or are for repeat engagements or add-ons to existing engagements. Most of our engagements have been short-term in nature. We generally have little or no backlog of engagements that have not been started.

Typical Engagement

         A typical engagement involves:

Meeting with the client - We meet with the client at the client's facility and discuss the client's needs and preferences. Some clients have strong preferences as to colors, brightness, themes and even artists. Most, however, have preferences principally as to color or theme. Professional offices may want a formal or historical theme, while larger companies may prefer modernistic art with bright colors. During our meeting, we obtain an understanding as to preferences and also tour the facility to understand the physical layout for space, windows, brightness and other furniture and fixtures. We also get an understanding of the client's budget for the project.

Planning - Based on our meeting we prepare a plan for the engagement. The plan includes the number and type of art that will be included as well as the placement of that art in the client's facilities. The proposed artwork could consist of paintings, posters, photography and sculpture depending on preferences and budget. Some clients with larger budgets prefer that an artist be commissioned to prepare customized art or that artwork from established artists be acquired from art galleries. Clients with smaller budgets accept artwork from lesser known artists or posters.

Performance - If our proposal is accepted, we commence work on the project. Often, we have to coordinate our efforts with construction or other contractors that are working at the site. During this phase, we visit galleries and artists known to us and select and negotiate the purchase of the artwork that we believe meets the needs of the engagement. The selection process is based on our understanding of the client's needs and preferences. The negotiations are generally oral discussions and may be conducted on the telephone. If the gallery or artist agrees to provide the selected or desired art on terms that are consistent with our engagement, we enter into a verbal agreement which may result in a purchase order. If they do not agree, we visit other artists and galleries and repeat the process. Most engagements do not involve multiple negotiations because we understand the economics and requirements of local artists and galleries. Framing and the physical installation is subcontracted to galleries. We supervise the placement and installation of the art and keep the client apprised of status.

         Most costs associated with performing engagements are incremental or variable in nature and consist of artist fees, framing, and installation costs. The extent of these costs vary widely depending on the needs and budget of the client. It is typical that these vendors not get paid until we are paid by our customer. Therefore, we can perform engagements with very limited resources on hand. Our president bids and supervises engagements.

         Management - To date, our engagements have been managed and supervised by our president. The only variable costs associated with the management function have been occasional travel costs. All other costs are fixed to our president's compensation.

Competition

         Competition in our industry is intense and most of our competitors have a far greater number of employees and greater financial resources than do we. Competition comes from a wide variety of art specialists and dealers, many of which have more resources and greater name recognition that do we. We have an insignificant position within the industry.

         We intend to compete based on the reputation and contacts of our founder and the creative and practical approach to services that we offer. Our founder has more than 15 years of experience in providing art consulting services to corporations.

         No assurances can be given that our competitive strategy will be successful.

Employees

         At December 31, 2004, we had one employee, Carla Santia, who devotes fulltime to us. Various aspects of engagements may be subcontracted to consultants. There are no written contracts.

Item 2 - DESCRIPTION OF PROPERTY

         We currently operate out of office space located at 32C Hadley Village Road, South Hadley, MA 01075 provided to us by our founder at no cost which serves as our principal address. There is no written lease agreement.


Item 3 -- LEGAL PROCEEDINGS

         We are not party to any pending, or to our knowledge, threatened litigation of any type.

Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     Part II

Item 5 --  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS

         The Company became subject to Securities Exchange Act Reporting Requirements in November 2004. The symbol "CSWA": has been assigned for our securities although there is no current public market for the shares of our common stock There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

         We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

         As of the close of business on December 31, 2004, there were 38 stockholders of record of our common stock, and 6,000,000 shares were issued and outstanding.

         We have never repurchased any of our equity securities.

Quoting and Trading of our Common Stock

         There is no established trading market for our common stock which is quoted on the OTCBB under the symbol "CSWA." There can be no assurance as to the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. Until our common stock is fully distributed and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business generally, including the impact of the factors referred to in "Risk Factors," investor perception and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Penny Stock Restrictions

         Until our shares of common stock qualify for inclusion in the Nasdaq system, if ever, the trading of our securities, if any, will be on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, the securities offered.

         SEC Rule 15g-9 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the foreseeable future. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

         In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

         The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

        o the basis on which the broker or dealer made the suitability determination and

        o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

General Market Risks

         There is no public market for our common stock, and there can be no assurance that any public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "Blue Sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

         The market price for our common stock, if publicly traded, is likely to be highly volatile and subject to wide fluctuations in response to factors, many of which are beyond its control, including the following:

        o actual or anticipated variations in quarterly operating results;

        o announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

        o        additions or departures of key personnel;

        o        sales or issuances of additional shares of common stock; and

        o        potential litigation or regulatory matters.

         The market prices of the securities of microcap companies have been especially volatile. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. A stockholder lawsuit could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price.

         The sale or availability for sale of a substantial number of shares of our common stock in the public market pursuant to Rule 144 under the Securities Act of 1933 or otherwise, could materially adversely affect the market price of the common stock and could impair the company's ability to raise capital through the public or private sale of its securities. Our president holds 5,099,700 shares of common stock which are deemed "restricted securities," as that term is defined in Rule 144 (and also holds 533,300 registered shares) and may, under certain circumstances, be sold without registration under the Securities Act of 1933. The availability of Rule 144 to the holders of our restricted securities would be conditioned on, among other factors, the availability of certain public information concerning us. "Restricted Securities" as referred to herein may be principally defined as indicated in the Securities Act of 1933, Rule 144(a)(3) "Definitions"

             "Securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering."

We have 24,000,000 authorized shares of common stock. The board of directors, without stockholder approval, could issue up to 18,000,000 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.

Rule 144 Sales

         Of the 6,000,000 outstanding shares of common stock held by present stockholders, 5,099,700 are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended and as defined above. The balance of 900,300 outstanding shares was registered pursuant to SB-2 Registration Statement (File No.: 333-117495).

         As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the 1933 Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock The alternative average weekly trading volume during the four calendar weeks prior to the sale will not available to our shareholders being that the OTCBB is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person of the Company) after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the 1933 Act, if available, or pursuant to subsequent registrations of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. All of the restricted shares were issued in April 2004. Accordingly, they are available for re-sale pursuant to Rule 144 in April 2005 provided that the Company is current with respect to its 1934 Act reporting requirements. As previously indicated, 900,300 of our outstanding 6,000,000 shares have been registered under an SB-2 Registration Statement.

Blue Sky Considerations

         Because the securities that were registered through the filing of a Form 10-SB have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Item 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, changing market conditions, the impact of competitive services, products, pricing, acceptance of our services and/or products and other risks set forth herein and in other filings that we make with the Securities and Exchange Commission.

Operations

         This section should be read in conjunction with the second paragraph of DESCRIPTION OF BUSINESS which describes the possible discontinuance of our current operations. We cannot predict the likelihood of the transaction that would give rise to such discontinuance actually occurring.

         The extent of operations over the next 12 months will be determined by:

        o        The number of engagements that we obtain, if any, and

        o Our ability to negotiate non-cash compensation to satisfy commitments.

         Most of our engagements have been short-term in nature, although some have lasted as long as a year. We generally have little or no backlog of engagements that have not been started. In almost all cases we have not sought new or add-on engagements until the current engagements were complete or substantially completed. At December 31, 2004 we had two engagements in backlog amounting to approximately $51,000.

         Substantially all of our engagements have come as a result of referrals from prior clients. We cannot predict what our level of activity will be over the next 12 months because we do not know how many client engagements we will obtain. In addition, the demand for fine art appears to be heavily dependent on the economy. Therefore, a downturn in the economy affects the demand for fine art quickly.

         As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in "Liquidity" below. We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Now that we are a public entity, subject to the reporting requirements of the Exchange Act of '34, we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs could range up to $50,000 per year for the next few years and could be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors by issuing stock options and/or shares of our stock instead of cash to settle obligations, although there can be no assurances that we will be successful in any of those efforts.

         If we are unable to obtain financing, we shall seek engagements through approaching the business contacts of our founder directly rather than through other marketing strategies. By doing so, we will not incur significant cash requirements.

Operating Results

Year Ended December 31, 2004 Compared to December 31, 2003

                                    2004                    2003
                                    ----                    ----
                                       Percent of               Percent of
                               Amount    Revenue       Amount    Revenue

Revenue                      $ 209,562               $ 448,785
Cost of revenue                132,511     63.2        288,048     64.2
Selling and administrative     103,369     49.3         42,510      9.5
Compensation                    43,465     20.7         96,997     21.6

         A substantial portion of our revenue in 2004 was earned in the first quarter. At December 31, 2004, we were working on relatively small engagements several of which were completed in January 2005. We do not have any way of predicting when we will obtain a more material engagement. In addition, a substantial portion of our revenue is realized from a small number of clients. For the year ended December 31, 2004, two clients comprised 83.8% of our revenue, with each individual major client comprising 56.1% and 27.7%, respectively. For the year ended December 31, 2003, the same two major customers accounted for approximately 94% of our sales, with each individual major client comprising 77% and 17%, respectively. We expect to continue relying on a very small number of clients each year for the foreseeable future.

         CSA seeks out and bids on engagements. Our business is not cyclical, but there are times when we have no new engagements to follow completed engagements. We are unable to predict our ability to identify and obtain engagements or the timing of engagements. We also perform a limited number of engagements at any point in time. Therefore, the profitability of one or a small number of engagements distorts the results of an individual quarter but is not necessarily indicative of the profitability that may be realized on future engagements. During the first quarter of 2004, we had substantially no "down time" while in the second and third quarters and during the corresponding period in 2003 we did not have sufficient engagements to generate profitable operations. Hospitals and insurance companies make up a majority of our revenues. We do not vary our methodology of seeking engagements which consists of attending tradeshows and conferences, reaching out to contacts and referrals from prior engagements. However, these efforts and services sought by our principal clients do not result in obtaining a consistent volume of revenues on a predictable basis.

         Cost of revenue as a percentage of revenue is affected by the nature of each engagement. Engagements that require significant costs in framing and installation will have a higher percentage of costs than do engagements that do not require these costs.

         The administrative expenses in 2004 included approximately $60,000 relating to professional fees associated with the preparation and processing of a registration statement with the Securities and Exchange Commission which was declared effective in November 2004 for which no corresponding amount existed in 2003. Substantially all other expenses related to telephone, travel and supplies.

         All compensation was paid to our founder. Amounts of compensation paid have been based on operating results and the availability of funds.

Liquidity

         At December 31, 2004 our cash balance was $1,250.

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

         CSA does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to undertake our operations at our current level because we do not require capital equipment and our fixed cost level is low. We believe that operations are generating sufficient cash to continue operations for the next 12 months. CSA is obligated to to pay all costs estimated at $55,000 relating to the preparation and processing of a registration statement with the Securities and Exchange Commission which was declared effective in November 2004. This amount will be paid as and when necessary and required or otherwise accrued on the books and records of CSA until we are able to pay the full amount due either from revenues or loans from our president. Absent sufficient revenues to pay these amounts within three months of the effective date of the registration statement our president has agreed to loan us the funds to cover the balance of outstanding professional and related fees to the extent that cash payment is demanded. To date, such demand has not been made and our President has not loaned us any funds therefor. If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when CSA has the financial resources to do so. Private capital, if sought to increase the level of operations, will be sought from former business associates of our president or private investors referred to us by those business associates. We believe that our current level of operations can be sustained indefinitely based on our current cash flow. In order to grow, we would need financing or to obtain a substantially higher level of engagements. The financing, to have a meaningful impact, would need to be at least $150,000 to permit us to hire another professional and establish a marketing program. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If an established public market for our shares ever develops, of which there can be no assurances, we may attempt to use shares to compensate employees/consultants and independent contractors wherever possible.

         From time-to-time our president has advanced the funds necessary for us to meet our limited obligations. These were short-term advances that were interest-free and were not evidenced by any written notes or agreements. No advances were outstanding at either December 31, 2004 or 2003. Our president is not contractually obligated to make these advances, and there are no assurances that such advances will continue.

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

Risk Factors

1. CSA has too limited of an operating history to permit investors to make reasonable evaluations based on past history and performance.

         CSA was incorporated in the state of Nevada on April 20, 2004 to succeed a business conducted by our founder since 1998. We have insufficient operating history upon which an evaluation of our future performance and prospects can be made. CSA cannot be certain that our business strategy will be successful or that we will ever be able to significantly increase revenue generating activities. Furthermore, CSA believes that it is probable that we will incur operating losses and negative cash flow for the foreseeable future.

2. CSA has no financial resources. Absent financial resources we will be unable to undertake programs designed to expand our business.

         CSA has virtually no financial resources, a net stockholders' deficit and a minimal cash balance of $1,250 as of December 31, 2004 and has not established a source of equity or debt financing. CSA will require some financing to expand our business and implement our strategic plan. There can be no assurance that outside financing will be available or found. If CSA is unable to obtain financing, it may not be able to maintain or expand revenue producing activities.

         If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

3. Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

         We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (24,000,000) but un-issued (18,000,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management's ability to maintain control of CSA.

4. We depend completely upon our president, the loss of whose services may cause our business operations to cease and need for additional personnel.

         Our chief executive officer, Carla L. Santia, is entirely responsible for the development and execution of our business and currently devotes 100% of her time to our day-to-day operations. She is under no contractual obligation to remain employed by us, although she has no intent to leave. If she should choose to leave us for any reason before we have hired additional personnel, our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein. We will fail without Ms. Santia or an appropriate replacement(s). Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

5. Our future engagements with clients may not be profitable because we may underestimate the costs and expenses associated with the engagements when preparing our proposal, thereby "under bidding" jobs and creating losses for us. If losses are material on an engagement, we may be unable to continue operations.

         When making proposals for engagements, we estimate the costs and timing for completing the engagements and use those estimates to negotiate a price for the engagement with a client. These estimates reflect our best judgment regarding the expenses that we will incur to perform and complete the engagements. These costs include the time of the person performing the work as well as the cost to purchase and frame the artwork. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these engagements less profitable or unprofitable, which would have an adverse effect on our profit margin.

         In addition, as consultants, a client will typically retain us on an engagement-by-engagement basis, rather than under long-term contracts, and a substantial majority of our contracts and engagements may be terminated by the client with short notice and generally without significant penalty. Furthermore, because large client engagements may involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client or the economy generally. When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner.

6. We provide a service that is considered to be a discretionary purchase and, therefore, may be adversely affected by a weak economy.

         The purchase of artwork is highly discretionary. If the economy is weak, consumers may be unwilling or unable to purchase significant amounts of artwork. If the corporate demand for art is weak, we may be unable to obtain profitable engagements.

7. Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders.

         Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of CSA. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

         We have been advised that in the opinion of the SEC, this type of indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

8. Currently there is no established trading market for our securities, and there can be no assurances that any such market will ever develop. If a market develops, it is likely to be subject to significant price fluctuations.

         There is no established trading market for our common stock. We cannot predict the extent to which investor interest in us will ever lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

         In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of CSA and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

         Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in these securities. See Part II, Item 5, subheading entitled "Penny Stock Restrictions."

9. Nine hundred thousand three hundred (900,300) shares of our common stock that have been registered may be sold by selling stockholders at any time.

         Nine hundred thousand three hundred (900,300) shares of our common stock held by 38 shareholders have been registered in a Registration Statement (File No.: 333-117495) that was declared effective by the SEC in November 2004 and may be sold at any time, either at once and/or over a period of time in accordance with the terms and conditions contained in the "Plan of Distribution" section of such Registration Statement. These sales may take place because all of these shares of common stock are registered and, accordingly, reliance upon Rule 144 is not necessary. The ability to sell these shares of common stock and/or the sale thereof reduces the likelihood of the establishment and/or maintenance of an orderly trading market for our shares at any time in the near future.

         For all of the foregoing reasons and others set forth herein, an investment in Creative Solutions With Art, Inc.'s securities involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-KSB.

Item 7 -- FINANCIAL STATEMENTS

         The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting after page 25.

Item 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE

Item 8A -- CONTROLS AND PROCEDURES

         Our president currently serves as both our chief executive officer and chief financial officer (collectively, the "Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for us. She has concluded (based upon her evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of her evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B - OTHER INFORMATION

         No event occurred during the fourth quarter of 2004 that would have required disclosure in a report on Form 8-K.

                                    PART III

Item 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers and directors are as follows:

Name                               Age               Title
----                               ---               -----
Carla L. Santia                     55       President, Secretary, CEO, CFO,
                                             Chief Accounting Officer and
                                             Chairwoman
Mary E. Lawler                      51       Director and Treasurer

Carla L. Santia. - founded our predecessor, Carla Santia & Associates in 1998 and incorporated us in 2004. CSA is a corporate art consultant in New England, specializing in serving corporate and healthcare clients. Prior to her founding of CSA, Ms. Santia served as an art consultant/project manager for Wilkins Art Consulting from 1987 until 1999. Ms. Santia, who is a director of Davison Arts Management, Inc., received a BA with honors from Wellesley College.

Mary E. Lawler - became Treasurer and a Director in April 2004. For the past five years (and the 20 prior to that), she has been a graphic designer, media buyer, copywriter and creative associate for a private advertising agency in Springfield, MA. She also teaches Mixed Media Collage and Lettering Arts at and serves as the president of the board of directors of the Guild Studio School, Easthampton, MA, and conducts workshops throughout the U.S. Ms. Lawler is a graduate of The New England School of Art & Design, Boston, MA.

Possible Potential Conflicts

         No member of management is or will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they have other business interests to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his fiduciary duties to us. Currently we have only one officer and two directors.

Board of Directors

         All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. All officers are appointed annually by the board of directors and, subject to existing employment agreements, if any, serve at the discretion of the board. Currently, directors receive no compensation for their roles as directors. Our chairwoman is also our president and receives compensation for services rendered to CSA as its president. See "Executive Compensation" section hereinafter.

         Ms. Santia and Ms. Lawler have served as directors of CSA since April 2004 and will continue to serve in such capacity until the annual meeting of CSA's stockholders, anticipated to be held in May 2005. At such meeting, directors will be elected for one-year terms. Currently, directors do not receive compensation for their roles as directors.

Committees of the Board of Directors

         Concurrent with having sufficient members and resources, the CSA board of directors will establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage the stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

         All directors will be reimbursed by CSA for any expenses incurred in attending directors' meetings provided that CSA has the resources to pay these fees. CSA will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Stock Option Plan

         Pursuant to the April 21, 2004 Board of Directors approval and subsequent stockholder approval, CSA adopted our 2004 Non-Statutory Stock Option Plan (the "Plan") whereby we reserved for issuance up to 1,500,000 shares of our common stock. Non-Statutory Stock Options do not meet certain requirements of the Internal Revenue Service as compared to Incentive Stock Options which meet the requirements of Section 422 of the Internal Revenue Code. Nonqualified options have two disadvantages compared to incentive stock options. One is that recipients have to report taxable income at the time that they exercise the option to buy stock, and the other is that the income is treated as compensation, which is taxed at higher rates than long-term capital gains. We intend to file a Registration Statement on Form S-8 so as to register those 1,500,000 shares of common stock underlying the options in the Plan, are eligible to do so, but have not as yet filed such S-8 Registration Statement.

         No options have been issued or are outstanding under the Plan as of December 31, 2004.

         As previously indicated, the board of directors, on April 21, 2004, adopted the Plan so as to provide a long-term incentive for employees, non-employee directors, consultants, attorneys and advisors of CSA and our subsidiaries, if any. The board of directors believes that our policy of granting stock options to such persons will provide us with a potential critical advantage in attracting and retaining qualified candidates. In addition, the Plan is intended to provide us with maximum flexibility to compensate plan participants. We believe that such flexibility will be an integral part of our policy to encourage employees, non-employee directors, consultants, attorneys and advisors to focus on the long-term growth of stockholder value. The board of directors believes that important advantages to CSA are gained by an option program such as the Plan which includes incentives for motivating our employees, while at the same time promoting a closer identity of interest between employees, non-employee directors, consultants, attorneys and advisors on the one hand, and the stockholders on the other.

         The principal terms of the Plan are summarized below; however, it is not intended to be a complete description thereof and such summary is qualified in its entirety by the actual text of the Plan, a copy of which has been filed as an exhibit to our Registration Statement (SEC File No.: 333-117495).

Summary Description of the Creative Solutions With Art, Inc. 2004 Non-Statutory Stock Option Plan

         The purpose of the Plan is to provide directors, officers and employees of, as well as consultants, attorneys and advisors to, CSA and our subsidiaries, if any, with additional incentives by increasing their ownership interest in CSA. Directors, officers and other employees of CSA and our subsidiaries are eligible to participate in the Plan. Options in the form of Non-Statutory Stock Options ("NSO") may also be granted to directors who are not employed by us and consultants, attorneys and advisors to us providing valuable services to us and our subsidiaries. In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to us and/or our subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status. The Plan provides for the issuance of NSO's only, which are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, as amended. Further, NSO's have two disadvantages compared to ISO's in that recipients of NSOs must report taxable income at the time of NSO option exercise and income from NSO's is treated as compensation which is taxed at higher rates than long-term capital gains.

         Our board of directors or a compensation committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period. Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the board of directors and/or compensation committee), such options shall terminate immediately. Unless otherwise determined by the board of directors or compensation committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted. No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

         The Plan may be amended, altered, suspended, discontinued or terminated by the board of directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would:

        a. decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan, or

        b.    extend the NSO period, or

        c.    materially increase the benefits accruing to Plan participants, or

        d.    materially modify Plan participation eligibility requirements, or

        e.    extend the expiration date of the Plan.

         Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

Item 10 -- Executive Compensation

                   The following table sets forth, for the last two years, the annual and long-term compensation earned by, awarded to or paid to each person who served as a chief executive officer of CSA during these periods:

...................................................................................................................................
                                                                                Long Term Compensation
                                          Annual Compensation                      Awards            Payouts
                                                                          Restricted   Securities
                        Year                                Other            Stock     Underlying     LTIP
     Name and          Ended                  Bonus         Annual         Award(s)     Options/     Payouts       All Other
Principal Position     Dec 31    Salary ($)    ($)     Compensation ($)       ($)       SARs (#)       ($)      Compensation ($)

Carla Santia            2004     $ 43,465       -             -                -          -             -              -
   President            2003     $ 96,997       -             -                -          -             -              -
...................................................................................................................................

         We currently have no formal written salary arrangement with our president. There were no written arrangements or any compensation paid to officers or directors other than as set forth above.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information known to us regarding beneficial ownership of our common stock as of December 31, 2004 by:

     o each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

     o   each of our directors, and

     o   all of our officers and directors as a group.

         Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.

Name and Address of           Number of Shares
Beneficial Owner 1           Beneficially Owned 2         Percent of Class
----------------             ------------------           ----------------

Carla Santia                      5,633,000                   93.88%

Mary E. Lawler                       60,000                    1.00%

Officers and Directors
As  a group ( 2 members)          5,693,000                   94.88%

 Shareholder Matters

         As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

-----------------------------
1    The address for each person is 32C Hadley Village Road, South Hadley,
MA 01075.
2    Unless otherwise indicated, CSA believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised. As of December 31, 2004, no options warrants or convertible securities were issued or outstanding.

Item 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           We have always operated out of office space located at 32C Hadley Village Road, South Hadley, MA 01075 provided to us by our president at no cost which serves as our principal address. There is no written lease agreement.

         From time to time, Ms. Santia made short-term interest-free advances to us. No amounts were outstanding at December 31, 2004 or 2003. During 2004 and 2003, loans amounted to $33,403 and $11,900, respectively, all of which have been fully repaid.

         Upon incorporation in April 2004, the Company issued 5,633,000 shares to our president, Carla L. Santia and 60,000 shares to Mary E. Lawler, our Treasurer and a Director, all valued at $.001 per share and all in exchange for the business of Carla Santia & Associates.

Item 13 --  EXHIBITS


31.1     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
32.1     CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Item 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

         All fees relating to our principal accountant ($12,900) pertained to assurance services and EDGARIZATION of filings. The accounting firm performed no tax or consulting services for us.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 1, 2005

                                               /s/Carla L. Santia
                                                  -------------------
                                                  CARLA L. SANTIA
                                           Title: President, Secretary, CEO, CFO
                                                  and Chairwoman



In accordance with the Exchange Act, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 1, 2005


                                               /s/Carla L. Santia
                                                  -------------------
                                                  CARLA L. SANTIA
                                           Title: President, Secretary, CEO, CFO
                                                  and Chairwoman


                                               /s/Mary Lawler
                                                  --------------------
                                                  MARY LAWLER
                                           Title: Director and Treasurer

                              FINANCIAL STATEMENTS



                                TABLE OF CONTENTS



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.................F-1

BALANCE SHEET...........................................................F-2

STATEMENTS OF OPERATIONS................................................F-3

STATEMENTS OF CASH FLOWS................................................F-4

STATEMENT OF STOCKHOLDERS' DEFICIT......................................F-5

NOTES TO FINANCIAL STATEMENTS...........................................F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Creative Solutions With Art, Inc.
South Hadley, MA

We have audited the accompanying balance sheet of Creative Solutions With Art, Inc. as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Solutions With Art, Inc., as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Creative Solutions With Art, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital and a stockholders' deficit of $48,246 and has incurred operating losses which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                Sherb & Co., LLP
March 30, 2005
New York, NY

                        CREATIVE SOLUTIONS WITH ART, INC.

                                  Balance Sheet
                                December 31, 2004

                                     ASSETS

CURRENT ASSETS:
 Cash                                                       $ 1,250
 Accounts receivable                                         23,241
 Prepaid expenses                                             1,156
                                                             -------
Total Current Assets                                         25,647
                                                             -------
TOTAL ASSETS                                                $25,647
                                                             =======


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accrued expenses                                           $73,893
                                                             -------
Total Current Liabilities                                    73,893
                                                             -------
STOCKHOLDERS' DEFICIT:
 Preferred stock at $0.001 par value;
  1,000,000 shares authorized, -0- outstanding                 -
 Common stock at $0.001 par value; authorized
  24,000,000 shares; 6,000,000 shares issued
  and outstanding                                             6,000
 Additional paid-in capital                                  (5,693)
 Accumulated deficit                                        (48,553)
                                                             -------
Stockholders' deficit                                       (48,246)
                                                             -------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $25,647
                                                             =======



   The accompanying notes are an integral part of these financial statements.

                        CREATIVE SOLUTIONS WITH ART, INC.

                            Statements of Operations
                  For the Years Ended December 31 2004 and 2003





                                              2004             2003
                                           -----------      ----------
Revenue                                   $  209,562       $  448,785
Cost of revenue                              132,511          288,048
                                           ----------       ----------
Gross Profit                                  77,051          160,737
                                           ----------       ----------

Costs and Expenses:
 Selling and administrative                  103,369           42,510
 Compensation                                 43,465           96,997
                                           ----------       ----------
Total                                        146,834          139,507
                                           ----------       ----------
Net Income                                $  (69,783)      $   21,230
                                           ==========       ==========


Pro Forma:
Income                                    $     -          $   21,230
Pro forma income tax                            -               8,067
                                           ----------       ----------
Pro forma net income                      $     -          $   13,163
                                           ==========       ==========


Basic and diluted income per share        $     (.01)      $      .00
                                           ==========       ==========

Weighted average number of common
 shares outstanding                        6,000,000        5,693,000
                                           ==========       ==========



   The accompanying notes are an integral part of these financial statements.

                        CREATIVE SOLUTIONS WITH ART, INC.
                   Statement of Stockholders' Equity (Deficit)

                                                              Additional    Retained
                                          Common               Paid-in      Earnings
                                          Shares    Amount     Capital      (deficit)
                                        ---------- ---------  ----------   -----------
Common stock issued for
 acquisition of Carla Santia &
 Associates at $0.001 per share on
 April 20, 2004                         5,693,000  $ 5,693     $ (5,693)    $   -

Net income - 2003                            -        -            -          21,230
                                        ---------   ------      --------     -------
Balance, December 31, 2003              5,693,000    5,693       (5,693)      21,230

Issuance of common shares                 307,000      307         -            -

Net loss - 2004                              -        -            -         (69,783)
                                        ---------   ------      --------     -------
Balance, December 31, 2004              6,000,000  $ 6,000     $ (5,693)    $(48,553)
                                        =========   ======      ========     ========



   The accompanying notes are an integral part of these financial statements.

                        CREATIVE SOLUTIONS WITH ART, INC.
                            Statements of Cash Flows
                  For the Years Ended December 31 2004 and 2003


                                              2004             2003
                                           -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                         $ (69,783)       $   21,230
(Increase) in accounts receivable           (23,241)             -
Increase (decrease) in prepaid expenses      20,074           (21,230)
Increase in accounts payable                 73,893              -
                                           ---------        ----------
Net Cash Provided by Operating
 Activities                                     943              -
                                           ---------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common shares                           307              -
Loans from president                         33,403            11,900
Repayment of loans from president           (33,403)          (11,900)
                                           ---------        ----------
Total                                           307              -
                                           ---------        ----------
INCREASE  IN CASH AND CASH EQUIVALENTS        1,250              -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                       -                 -
                                           ---------        ----------
CASH AND CASH EQUIVALENTS AT END
 OF YEAR                                  $   1,250        $     -
                                           =========        ==========

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                  $    -           $     -
                                           =========        ==========

Income taxes                              $    -           $     -
                                           =========        ==========

   The accompanying notes are an integral part of these financial statements.

                        CREATIVE SOLUTIONS WITH ART, INC.
                        Notes to the Financial Statements
                           December 31, 2004 and 2003


NOTE 1 -ORGANIZATION AND SUBSEQUENT EVENT

         Creative Solutions With Art, Inc. (the "Company") was incorporated under the laws of the State of Nevada on April 20, 2004 to succeed Carla Santia & Associates, an unincorporated entity controlled and operated by the founder of the Company since 1998. The Company's mission is to assist corporate purchasers of art work in identifying, selecting, acquiring for and placing fine art in their facilities.

         The acquisition of Carla Santia & Associates ("Associates") by Creative Solutions With Art, Inc. ("CSA") has been accounted for as a reverse acquisition for financial accounting purposes. The reverse merger is deemed a capital transaction and the net assets of Associates (the accounting acquirer) are carried forward to CSA (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of CSA and the assets and liabilities of Associates which are recorded at historical cost. Since CSA had no operations prior to the reverse merger the financial statements of Associates and CSA is being combined for the period from January 1, 2002 through December 31, 2003. In these financial statements, Associates is the operating entity for financial reporting purposes and the financial statements for all periods presented represent Associates financial position and results of operations. The equity of CSA is the historical equity of Associates retroactively restated to reflect the number of shares issued by CSA in the transaction.

         As part of the plan of CSA to augment its financial resources and consider attractive business opportunities, CSA's principal stockholders have entered into discussions with an unnamed, unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that CSA or its stockholders would realize any benefits from it.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.       Accounting Method

                  The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

         b.       Provision for Taxes

                  The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

                  The operating results prior to April 20, 2004 related Carla Santia & Associates and were included in the tax return of the Company's founder. The Company is not entitled to the potential benefit of any of those losses. The Company is entitled to a net operating loss carryforward of approximately $47,000 expiring in the year 2024. The Company has recorded a reserve against the full potential benefit of the loss carryforward because doubt exists as to its potential realization.

                  The pro forma amounts included on the accompanying Statements of Operations reflect the provision for income tax which would have been recorded if the Company had been incorporated as of the beginning of the first date presented.

         c.       Cash Equivalents

                  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         d.       Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         e.       Basic Loss Per Common Share

                  Basic loss per common share has been calculated based on the weighted average number of shares outstanding assuming that the Company incorporated as of the beginning of the first period presented.

         f.       Impact of New Accounting Standards

                  In March 2004, the Financial Accounting Standards Board published an Exposure Draft Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. The proposed change in accounting would replace existing requirements under SFAS 123, Accounting for Stock-Based Compensation, and APB Opinion No 25, Accounting for Stock Issued to Employees. Under this proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The comment period for the exposure draft ends June 30, 2004.

                  In November 2004 the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. Adoption of this standard is not expected to have a material impact on the Company.

                  In December 2004, the FASB issued FASB SFAS No. 123 (revised
                  2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation . SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees , and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

                  In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The new standard will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

         g.       Revenue Recognition

                  The Company recognizes revenue on engagements on a completed contract basis. Engagements are generally fixed fee and are completed in less than one year. To date no engagement has been accounted for on other than at the completion of work. If it appears that a loss will be incurred on an engagement in progress, such loss is accrued when identified.

                  To date, the Company has never incurred a bad debt, and has not recorded an allowance for bad debts.

         h.       Stock Options and Warrants

                  As permitted by Statement of Financial Accounting Standards No. 123 Accounting for Stock based Compensation ("SFAS No. 123"), the Company has elected to measure and record compensation cost relative to employee stock option and warrant costs in accordance with Accounting Principles Board (`APB") Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations and will make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options and warrants had been applied. Under APB Opinion 25. compensation cost is recognized for stock options and warrants granted to employees when the option or warrant price is less than the market price of the underlying common stock on the date of grant. In addition, the Company will provide pro forma disclosure of stock-based compensation, as measured under the fair value requirements of SFAS No. 123, Accounting for Stock-Based Compensation. These pro forma disclosures will be provided as required under SFAS No 148, Accounting for Stock-Based Compensation--Transition and Disclosure.

                  Options and warrants issued to individuals other than employees or directors will be accounted for in accordance with SFAS No.123 which requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.

NOTE 3 - GOING CONCERN

         The accompanying consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital and stockholder deficit of $48,246 and has incurred losses at December 31, 2004. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - SHAREHOLDERS' DEFICIT

         On April 20, 2004, the Board of Directors issued 5,693,000 shares of common stock for the acquisition of Carla Santia & Associates valued at $0.001 per share ($5,693) to shareholders of the Company including its founders. On April 20, 2004, the Company sold 307,000 shares of its common stock to 36 people at $0.001 per share resulting in an aggregate payment of $307.

Preferred Stock

         Our board of directors may determine, without further vote or action by our stockholders:

         o        the number of shares and the designation of the series;

         o whether to pay dividends on the series and, if so, the dividend rate, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;

         o whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;

         o whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;

         o whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and

         o the rights of the shares of the series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.


         The Company has no shares of preferred stock issued or outstanding.

Common Stock

         The holders of the Company's common stock:

         o Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

         o Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

         o Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

         o Are entitled to one noncumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

Stock Option Plan

         Pursuant to a April 21, 2004 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2004 Non-Statutory Stock Option Plan (the "Plan") whereby it reserved for issuance up to 1,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company and its subsidiaries with additional incentives by increasing their ownership interest in the Company. Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the Plan. Options in the form of Non-Statutory Stock Options ("NSO") may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company and its subsidiaries. In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status. The Plan provides for the issuance of NSO's only, which are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, as amended.

         The Board of Directors of the Company or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period. Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and
(c) if such termination is for cause (as determined by the Board of Directors and/or Compensation Committee), such options shall terminate immediately. Unless otherwise determined by the Board of Directors or Compensation Committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted. No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

         The Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would (a) increase the total number of shares reserved for the purposes of the Plan or decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan or (b) extend the NSO period or (c) materially increase the benefits accruing to Plan participants or (d) materially modify Plan participation eligibility requirements or (e) extend the expiration date of the Plan. Unless otherwise indicated the Plan will remain in effect until terminated by the Board of Directors.

         There are no options outstanding under the Plan as of December 31, 2004.

NOTE 5 - CONCENTRATION OF RISK

         The Company's has two customers who accounted for approximately 84% of sales for the year ended December 31, 2004 (Customer A - 56% and Customer B - 28%. The same two customers who accounted for 94% of sales for the year ended December 31, 2003 (Customer A - 77%; Customer B - 17%), respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

         From time to time, the Company's president made short-term interest-free advances to the Company. No amounts were outstanding at December 31, 2004. During 2004 and 2003, loans amounted to $33,403 and $11,900, respectively, all of which have been fully repaid.


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses at December 31, 2004 consist principally of fees relating to the preparation and filing of a registration statement with the Securities and Exchange Commission that was declared effective in November 2004 and $12,956 relating to an engagement that was`completed in January 2005.
..