Form 10QSB
period 2005-03-31
Creative Solutions With Art, Inc.
filed 2005-05-18
CIK 1294649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)
     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                             32C Hadley Village Road
                             South Hadley, MA 01075
                    (Address of principal executive offices)

                                  413-532-4838
                           (Issuer's telephone number)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes [ X ]   No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,000,000 shares of Common Stock, as of April 30, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [ X ]

                        CREATIVE SOLUTIONS WITH ART, INC.


                                      INDEX


      PART I.
      FINANCIAL INFORMATION



                                                                           Page
                                                                          Number
      PART I

      Item 1 - Unaudited Condensed Financial Statements:

         Condensed Balance Sheet as of  March 31, 2005                         3

         Condensed Statements of Operations for the Three Months
            Ended March 31, 2005 and 2004                                      4

         Statements of Cash Flows for the Three Months
            Ended  March 31,  2005 and 2004                                    5

         Notes to Unaudited Condensed Financial Statements                     6

      Item 2. - Management's Discussion and Analysis or Plan of Operation      8

      Item 3 -  Controls and Procedures                                       13

      PART II.

         Other Information (Items 1-6)                                        13

                        CREATIVE SOLUTIONS WITH ART, INC.
                                  Balance Sheet
                                 March 31, 2005
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
Cash                                                                $     1,858
Accounts receivable                                                       8,699
                                                                    ------------
Total Current Assets                                                     10,557
                                                                    ------------

TOTAL ASSETS                                                        $    10,557
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Due to officer                                                      $     6,515
Accounts payable and accrued expenses                                    62,595
                                                                    ------------
Total Current Liabilities                                                69,110
                                                                    ------------

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares
    authorized, -0- outstanding
Common stock at $0.001 par value; authorized 24,000,000
    shares; 6,000,000 shares issued and outstanding
                                                                          6,000
Additional paid-in capital                                               (5,693)
Accumulated deficit                                                     (58,860)
                                                                    ------------
Stockholders' deficit                                                   (58,553)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                                    $    10,557
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

                        CREATIVE SOLUTIONS WITH ART, INC.
                            Statements of Operations
               For the Three Months Ended March 31, 2005 and 2004
                                   (unaudited)

                                                     2005               2004
                                                 ------------       ------------

Revenue                                          $    17,066        $   132,433
Cost of revenue                                       12,435             82,460
                                                 ------------       ------------
Gross Profit                                           4,631             49,973
                                                 ------------       ------------

Costs and Expenses:
Selling and administrative                            14,938             23,954
Compensation                                               -                862
                                                 ------------       ------------
Total                                                 14,938             24,816
                                                 ------------       ------------

Net Income (Loss)                                $   (10,307)       $    25,157
                                                 ============       ============

Pro Forma:
Income                                                     -        $    25,157
Pro forma income tax                                       -              9,560
                                                 ------------       ------------
Pro forma net income                                       -        $
                                                 ============       ============

Basic and diluted loss per share                 $     ( .00)       $     ( .00)
                                                 ============       ============
Weighted average number of common shares
outstanding                                        6,000,000          6,000,000
                                                 ============       ============


   The accompanying notes are an integral part of these financial statements.

                        CREATIVE SOLUTIONS WITH ART, INC.
                            Statements of Cash Flows
               For the Three Months Ended March 31, 2005 and 2004
                                   (unaudited)

                                                     2005               2004
                                                 ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                $   (10,307)       $    25,157
Decrease (increase) in net operating assets            4,400            (25,157)
                                                 ------------       ------------
Net Cash Used by Operating Activities                 (5,907)                 -
                                                 ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES                       -                  -
                                                 ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from president                                  11,515
Repayment of loans from president                     (5,000)
                                                 ------------       ------------
Net Cash Provided by Financing Activities              6,515                  -
                                                 ------------       ------------

INCREASE  IN CASH AND CASH EQUIVALENTS:                  608                  -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       1,250                  -
                                                 ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $     1,858        $         -
                                                 ============       ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest                                         $         -        $         -
                                                 ============       ============
Income taxes                                     $         -        $         -
                                                 ============       ============


   The accompanying notes are an integral part of these financial statements.

                        CREATIVE SOLUTIONS WITH ART, INC.
                        Notes to the Financial Statements
                                 March 31, 2005
                                   (unaudited)


1.   Basis of Presentation

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

     The acquisition of Carla Santia & Associates ("Associates") by Creative Solutions With Art, Inc. ("CSA") was accounted for as a reverse acquisition for financial accounting purposes. The reverse merger is deemed a capital transaction and the net assets of Associates (the accounting acquirer) are carried forward to CSA (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of CSA and the assets and liabilities of Associates which are recorded at historical cost. Since CSA had no operations prior to the reverse merger the financial statements of Associates and CSA is being combined as of the first day of the first period presented. In these financial statements, Associates is the operating entity for financial reporting purposes and the financial statements for all periods presented represent Associates financial position and results of operations. The equity of CSA is the historical equity of Associates retroactively restated to reflect the number of shares issued by CSA in the transaction.

     The operating results of the Company prior to April 20, 2004 related to Carla Santia & Associates and were included in the tax return of the Company's founder. The pro forma amounts included on the accompanying Statements of Operations reflect the provision for income tax which would have been recorded if the Company had been incorporated as of the beginning of the first date presented.

     The accompanying interim condensed financial statements for the three month periods ended March 31, 2005 and 2004 are unaudited and include all adjustments considered necessary by Management for a fair presentation. The results of operations realized during interim periods are not necessarily indicative of results to be expected for a full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal period ended December 31, 2004.

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

     As part of the Company's plan to augment its financial resources and consider attractive business opportunities, the Company's principal stockholders have entered into discussions with an unnamed, unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.


2.   Stockholders' Equity

     On April 21, 2005, the Company, through a unanimous vote of its board of directors and majority stockholders, approved an amendment to its articles of incorporation under which the number of authorized shares will be increased from 25,000,000 (comprised of 24,000,000 common shares and 1,000,000 preferred)
shares  to  200,000,000   (comprised  of   185,000,000   common  and  15,000,000
preferred). It also approved a 14-for-1 forward stock split of its outstanding shares of common stock effective for holders of record as of May 2, 2005.

3.   Related Party Transactions

     From time to time, the Company's President made short-term interest-free advances to the Company. At March 31, 2005, the balance due was $6,515.

4    Going Concern

     The accompanying financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficit and stockholder deficit of $58,553 at March 31, 2005. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Operations

     As part of CSA's plans to augment its financial resources and consider attractive business opportunities, CSA's principal stockholders have entered into discussions with an unnamed, unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that CSA or its stockholders would realize any benefits from it.

     The extent of operations over the next 12 months will be determined by:

     o  the number of engagements that we obtain, if any, and

     o  our ability to negotiate non-cash compensation to satisfy commitments.

     Most of our engagements have been short-term in nature, although some have lasted as long as a year. We generally have little or no backlog of engagements that have not been started. In almost all cases we have not sought new or add-on engagements until the current engagements were complete or substantially completed. At March 31, 2005 we had six engagements in backlog amounting to approximately $11,925.

     Substantially all of our engagements over the past three years have been with two clients. We cannot predict what our level of activity will be over the next 12 months because we do not know how many engagements that we will obtain from these clients or others or the size of the engagements that we do receive. During the three months ended March 31, 2005, we received only small engagements of $2,500 or less. The size of an engagement is largely based on the needs of a client. If a client opens a new office or totally redesigns an existing facility, the engagement will be relatively large. If the client is seeking only modest renovations, the engagement will be small. We have no control over the needs of a client and cannot predict their needs in advance.

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


Liquidity

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

     CSA does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to undertake our operations at our current level because we do not require capital equipment and our fixed cost level is low. We believe that operations are generating sufficient cash to continue operations for the next 12 months. CSA is obligated to pay all costs estimated at $55,000 relating to the preparation and processing of a registration statement with the Securities and Exchange Commission which was declared effective in November 2004. This amount will be paid as and when necessary and required or otherwise accrued on the books and records of CSA until we are able to pay the full amount due either from revenues or loans from our president. Absent sufficient revenues to pay these amounts within three months of the effective date of the registration statement our president has agreed to loan us the funds to cover the balance of outstanding professional and related fees to the extent that cash payment is demanded. To date, such demand has not been made and our President has not loaned us any funds therefor. If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when CSA has the financial resources to do so. Private capital, if sought to increase the level of operations, will be sought from former business associates of our president or private investors referred to us by those business associates. We believe that our current level of operations can be sustained indefinitely based on our current cash flow. In order to grow, we would need financing or to obtain a substantially higher level of engagements. The financing, to have a meaningful impact, would need to be at least $150,000 to permit us to hire another professional and establish a marketing program. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If an established public market for our shares ever develops, of which there can be no assurances, we may attempt to use shares to compensate employees/consultants and independent contractors wherever possible.

     From time-to-time our president has advanced the funds necessary for us to meet our limited obligations. These were short-term advances that were interest-free and were not evidenced by any written notes or agreements. No advances were outstanding at either December 31, 2004 or 2003. At March 31, 2005, we owed our president $6,515. Our president is not contractually obligated to make these advances, and there are no assurances that such advances will continue.

     CSA does not have any (i) product research and development that it currently expects to perform; (ii) expected purchase or sale of plant or significant equipment; and (iii) expected significant changes in the number of employees.

Recent Accounting Pronouncements

     In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Commencing with our annual report for the year ended December 31, 2006, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

     o  of  management's   responsibility  for  establishing  and  maintaining
        adequate internal control over our financial reporting;

     o of management's assessment of the effectiveness of our internal control over financial reporting as of year end;

     o of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

     o that our independent accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting, which report is also required to be filed.

     In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the fiscal year ended December 31, 2006. The Company has not yet assessed the impact on future operations of adopting this new standard.

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

                                    ITEM III.

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



PART II    OTHER INFORMATION

Item 1     Legal Proceedings

                None

Item 2     Changes in Securities and Small Business Issuer
           Purchases of Equity Securities

On April 21, 2005, the Company, through a unanimous vote of its board of directors and majority stockholders, approved an amendment to its articles of incorporation under which the number of authorized shares will be increased from 25,000,000 (comprised of 24,000,000 common shares and 1,000,000 preferred)
shares  to  200,000,000   (comprised  of   185,000,000   common  and  15,000,000
preferred). It also approved a 14-for-1 forward stock split of its outstanding shares of common stock effective for holders of record as of May 2, 2005.



Item 3     Defaults Upon Senior Securities

                None

Item 4     Submission of Matters to a Vote of Shareholders

                See Item 2 above.

Item 5     Other Information

                None

Item 6     Exhibits and Reports on Form 8-K

                None

Exhibit Number                          Description

      31.1      Section 302 Certification of Chief Executive Officer and
                 Chief Financial Officer
      32.1      Certification  Pursuant to  18 U.S.C. Section  1350, as  Adopted
                 Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Creative Solutions With Art, Inc.
                                       ---------------------------------
                                                 (Registrant)




                                       _/s/_Carla Santia
                                       ---------------------------------
                                 By:   Carla Santia
                                       President


Date: May 18, 2005