Form 10QSB
period 2005-06-30
Creative Solutions With Art, Inc.
filed 2005-08-22
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission file number: 333-117495

GLOBALOPTIONS GROUP, INC
(Name of Small Business Issuer in Its Charter)
Nevada	73-1703260
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

75 Rockefeller Plaza, 27th Floor New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (212) 445-6262

Creative Solutions with Art, Inc., 32C Hadley Village Road, South Hadley, MA 01075
(Former name and former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 15, 2005, there were 14,433,266 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Form 10-QSB
June 30, 2005
Index to Unaudited Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
	(unaudited)	Page(s)

	Consolidated Balance Sheet as of June 30, 2005	P. 1

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004	P. 2

	Consolidated Statements of Stockholders' Equity for the Six Months Ended June 30, 2005 and 2004	P. 3

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	P. 5

	Notes to Consolidated Financial Statements	P. 7

	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	P. 28

	ITEM 3. CONTROLS AND PROCEDURES	P. 37

PART II - OTHER INFORMATION

	ITEM 1. LEGAL PROCEEDINGS	P. 38

	ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	P. 38

	ITEM 3. DEFAULTS UPON SENIOR SECURITIES	P. 38

	ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	P. 38

	ITEM 5. OTHER INFORMATION	P. 38

	ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	P. 39

SIGNATURES		P. 40

EXHIBITS 31.1 and 31.2

EXHIBITS 32.1 and 32.2

Part I Financial Information
Item 1. FINANCIAL STATEMENTS

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
June 30, 2005
(Unaudited)

ASSETS

Current assets:

Cash	$6,790,161
Accounts receivable, net of allowance for doubtful accounts of $188,802	594,154
Prepaid expenses and other current assets	17,602
Total current assets	7,401,917

Property and equipment, net	86,382

Security deposit	37,931
Total assets	$7,526,230

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Line of credit	$317,153
Accounts payable	371,708
Accrued compensation and related benefits	207,736
Other current liabilities	301,307

Total current liabilities	1,197,904

Stockholders' equity:
Preferred stock, $0.001 par value, 14,984,000 shares authorized, no shares issued or outstanding	--
Series A convertible preferred stock, voting, $0.001 par value, 16,000 shares authorized, 7,500 shares issued and outstanding, liquidation preference $7,500,000	8
Common stock, $.001 par value; 85,000,000 shares authorized; 14,433,266 shares issued and outstanding	14,433

Additional paid-in capital	11,142,104

Deferred consulting fees	(52,059)

Accumulated deficit	(4,776,160)
Total stockholders' equity	6,328,326
Total liabilities and stockholders' equity	$7,526,230

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
(Unaudited)

Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended,
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$1,196,567	$1,207,815	$2,252,575	$2,644,026
Cost of revenues	594,990	738,958	1,088,645	1,572,109
Gross profit	601,577	468,857	1,163,930	1,071,917

Operating expenses:

Selling and marketing, including
compensatory element of stock
issuances of $15,500, $18,500,
$38,500 and $8,500, respectively	144,760	164,170	286,260	313,569

General and administrative, including compensatory element of stock issuances of $337,850, $ -- $377,850 and $--	1,542,104	498,041	2,346,474	1,010,841

Total operating expenses	1,686,864	662,211	2,632,734	1,324,410

Loss from operations	(1,085,287)	(193,354)	(1,468,804)	(252,493)

Other income (expense):

Interest income	--	--	875	196

Interest expense	(24,293)	(4,378)	(63,004)	(23,139)

Other income (expense), net	(24,293)	(4,378)	(62,129)	(22,943)

Net loss	(1,109,580)	(197,732)	(1,530,933)	(275,436)

Deemed dividend to convertible preferred
stockholders	(832,500)	--	(832,500)	--

Net loss applicable to common stockholders	$(1,942,080)	$(197,732)	$(2,363,433)	$(275,436)

Basic and diluted net loss per share
applicable to common
stockholders	$(0.20)	$(0.02)	$(0.25)	$(0.03)

Weighted average number of
common shares outstanding -
basic and diluted	9,723,783	8,223,344	9,528,638	8,220,851

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
For the six months ended June 30, 2004 (Unaudited)

	GlobalOptions,		GlobalOptions		GlobalOptions,Inc.		GlobalOptions, Inc. Series A-1		GlobalOptions, Inc.		GlobalOptions Group, Inc. Series A					Total
	Inc. Common stock		Group, Inc. Common stock		Series A Convertible preferred		Convertible preferred stock		Series A-2 preferred stock		Convertible preferred stock		Additional paid -in	Accumulated	Deferred consulting	stock-holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	fees	deficiency

Balance, January 1, 2004	4,650,000.00	$46,500	--	$--	5,500,000	$55,000	3,821,114	$38,211	--	$--	--	$--	$1,730,288	$(1,848,234)	--	$21,765
Issuance of GlobalOptions, Inc.
Series A-1 convertible preferred
stock for services	--	--	--	--	--	--	8,570	86	--	--	--	--	2,914	--	--	3,000
Issuance of GlobalOptions, Inc.,
stock options for services	--	--	--	--	--	--	--	--	--	--	--	--	5,500	--	--	5,500
Accrued dividends on GlobalOptions,
Inc., convertible preferred stock	--	--	--	--	--	--	--	--	--	--	--	--	(223,570)	--	--	(223,570)
Net loss	--	--	--	--	--	--	--	--	--	--	--	--	--	(275,436)	--	(275,436)
Balance, June 30, 2004	4,650,000	$46,500	--	$--	5,500,000	$55,000	3,829,684	$38,297	--	$--	--	$--	$1,515,132	$(2,123,670)	--	$(468,741)

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
For the six months ended June 30, 2005
(Unaudited)

	GlobalOptions, Inc. Common stock		GlobalOptions Group, Inc. Common stock		GlobalOptions, Inc. Series A Convertible preferred stock		GlobalOptions, Inc. Series A-1 Convertible preferred stock		GlobalOptions, Inc. Series A-2 preferred stock		GlobalOptionsGroup, Inc. Series A Convertible preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Deferred consulting Fees	Total stockholders' deficiency

Balance, January 1, 2005	4,650,000	$46,500	--	$--	5,500,000	$55,000	3,838,254	$38,382	1,875,000	$18,750	--	$--	$2,084,712	$(3,245,227)	--	$(1,001,883)

Issuance of GlobalOptions, Inc.,
stock options for services	--	--	--	--	--	--	--	--	--	--	--	--	38,500	--	--	38,500

Accrued dividends on GlobalOptions,
Inc., convertible preferred stock	--	--	--	--	--	--	--	--	--	--	--	--	(272,781)		--	(272,781)

Issuance of GlobalOptions, Inc.,
common stock in
connection with exercise of
warrants offset against deferred
consulting fees	300,000	3,000	--	--	--	--	--	--	--	--	--	--	117,000	--	(52,059)	67,941

Issuance of GlobalOptions, Inc.
common stock in
connection with cashless
exercise of warrants	34,985	350	--	--	--	--	--	--	--	--	--	--	(350)	--	--	--

Issuance of GlobalOptions, Inc.
common stock upon
conversion of convertible
note payable - stockholder and
related accrued interest	615,215	6,152	--	--	--	--	--	--	--	--	--	--	260,931	--	--	267,083

Exchange of GlobalOptions, Inc.
common stock in exchange for
Series A, Series A-1 and Series A-2
convertible preferred stock and
related accrued dividends	(5,600,200)	(56,002)	--	--	(5,500,000)	(55,000)	(3,838,254)	(38,382)	(1,875,000)	(18,750)	--	--	1,549,233	--	--	1,381,099

Issuance of GlobalOptions Group, Inc.
common stock to GlobalOptions,
Inc., common and preferred
stockholders	--	--	9,890,266	9,890	--	--	--	--	--	--	--	--	(9,890)	--	--	--

Outstanding common stock of
GlobalOptions Group, Inc.	--	--	4,398,000	4,398	--	--	--	--	--	--	--	--	(4,398)	--	--	--

Issuance of GlobalOptions Group, Inc.
common stock for services	--	--	145,000	145	--	--	--	--	--	--	--	--	337,705	--	--	337,850

Issuance of GlobalOptions Group, Inc.
Series A convertible preferred stock
for cash	--	--	--	--	--	--	--	--	--	--	7,500	8	7,499,992	--	--	7,500,000

Transaction costs in connection
with issuance of GlobalOptions
Group, Inc. Series A convertible
preferred stock	--	--	--	--	--	--	--	--	--	--	--	--	(458,550)	--	--	(458,550)

Net loss	--	--	--	--	--	--	--	--	--	--	--	--	--	(1,530,933)	--	(1,530,933)
Balance, June 30, 2005	--	$--	14,433,266	$14,433	--	$--	--	$--	--	$--	7,500	$8	$11,142,104	$(4,776,160)	$(52,059)	$6,328,326

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
(Unaudited)

Consolidated Statements of Cash Flows

	For the Six Months
	Ended June 30,
	2005	2004

Cash flows from operating activities:

Net loss	$(1,530,933)	$(275,436)

Adjustments to reconcile net loss to net cash used in operating activities:

Provision for bad debt expense	(19,591)	(92,500)

Depreciation and amortization	21,166	30,483

Stock based compensation	38,500	8,500

Reverse merger expenses paid with common stock	337,850	--

(Increase) decrease in operating assets:

Accounts receivable	38,906	244,366

Prepaid expenses and other current assets	(60,985)	(10,616)

Increase (decrease) in operating liabilities:

Accounts payable	104,087	(40,737)

Accrued compensation and related benefits	81,091	(19,358)

Other current liabilities	(5,648)	72,447

Deferred revenue and customer deposits	--	(141,772)

Total adjustments	535,376	50,813

Net cash used in operating activities	(995,557)	(224,623)

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
(Unaudited)

Consolidated Statements of Cash Flows, continued

	For the Six Months
	Ended June 30,
	2005	2004
Cash flows from financing activities:

Net proceeds from line of credit	$211,250	$218,057

Proceeds from issuance of GlobalOptions Group, Inc. Series A convertible preferred stock	7,500,000	--

Offering costs in connection with private placement	(458,550)	--

Net cash provided by financing activities	7,252,700	218,057

Net increase (decrease) in cash	6,257,143	(6,566)

Cash - beginning	533,018	288,244

Cash - ending	$6,790,161	$281,678

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$51,000	$23,000

Supplemental disclosures of non-cash investing and financing activities:

Accrued dividends on convertible preferred stock of GlobalOptions, Inc.	$272,781	$223,569

Common stock of GlobalOptions, Inc. issued
upon conversion of convertible note payable -
stockholder and related accrued interest	$267,083	$--

Exchange of GlobalOptions, Inc.
common stock Series A, Series A-1 and Series A-2
convertible preferred stock and
related accrued dividends	$1,381,099	$--

Common stock of GlobalOptions, Inc.
issued upon the cashless exercise of warrants	$350	$--

Common stock of GlobalOptions, Inc. issued
upon the exercise of warrants, offset against
deferred consulting fees	$120,000	$--

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

GlobalOptions, Inc. (“GlobalOptions”) was formed in November 1998 as a limited liability company (“LLC”) in the state of Delaware. On January 24, 2002, with the approval of the members of the LLC, the LLC converted to a corporation under Delaware law with the name GlobalOptions, Inc. GlobalOptions is a provider of high-end risk mitigation services to Fortune 500 corporations, governmental organizations and high-profile individuals throughout the world. GlobalOptions’ risk mitigation services currently include (1) risk management and security, (2) investigations and litigation support, and (3) crisis management and corporate governance.

On June 24, 2005, GlobalOptions consummated a “reverse merger” transaction (See Note 11), with Creative Solutions with Art, Inc., a Nevada corporation, (“Creative Solutions”) and the newly formed GlobalOptions Acquisition Corp., a Delaware corporation, (“GlobalOptions Acquisition”) a wholly-owned subsidiary of Creative Solutions. GlobalOptions Acquisition merged with and into GlobalOptions with the result that on June 24, 2005, GlobalOptions became the subsidiary of a public company.

Following the merger, Creative Solutions changed its name to GlobalOptions Group, Inc. (“GlobalOptions Group”) and began trading on the OTC (over the counter) Bulletin Board under the new symbol “GLOI.OB.” As a result of the reverse merger, GlobalOptions became the wholly-owned subsidiary of the newly renamed GlobalOptions Group, with GlobalOptions’ former stockholders acquiring a majority of the outstanding shares of GlobalOptions Group common stock, par value $.001 per share, and the GlobalOptions’ officers and directors replaced the officers and directors of Creative Solutions. The reverse merger was consummated under Delaware law and pursuant to an Agreement and Plan of Merger, dated June 24, 2005 (the “Merger Agreement”). For accounting purposes, the reverse merger has been treated as an acquisition of Creative Solutions by the Company and a recapitalization of the Company. The historical consolidated financial statements prior to June 24, 2005 are those of GlobalOptions.

GlobalOptions Group’s growth strategy is to build, through acquisition and new product development, its risk mitigation solutions business. GlobalOptions Group is currently in discussions with several firms in the industry to potentially consolidate them into its platform and has consummated an acquisition on August 14, 2005 (see Note 17).

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

3. Summary of Significant Accounting Policies

  Principles of Consolidation

The consolidated financial statements include the historical consolidated financial statements of GlobalOptions Group and its wholly owned subsidiaries GlobalOptions and Avalanche Motion Pictures, Inc. (“Avalanche”) (collectively, the “Company”). Avalanche is an inactive Company. All material inter-company accounts and transactions are eliminated in consolidation.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies, continued

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented on a recapitalization basis in accordance with the reverse merger. Common stock equivalents, consisting of options, convertible preferred stock and convertible note payable - stockholder, as further discussed in the notes to the consolidated financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive. The total common shares issuable upon the exercise of stock options, warrants, convertible note payable - stockholder and the convertible preferred stock as of June 30, 2005 and 2004 was 9,405,571 and 1,990,717, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to makes estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Actual results could differ from estimated amounts.

Concentrations of Credit Risk

Cash: The Company maintains its cash with various financial institutions, which exceed federally insured limits throughout the period. At June 30, 2005, the Company had cash on deposit of approximately $6,800,000 in excess of federally insured limits.

Accounts Receivable: The number of clients that comprise the Company’s client base, along with the different industries and geographic regions, including foreign clients, in which the Company’s clients operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support client receivables, although the Company does require retainers, up-front deposits or irrevocable letters-of-credit in certain situations. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific clients and past collections history. Credit losses have been within management’s expectations.

Property and Equipment

Property and equipment is stated at cost and is being depreciated using the straight-line method over their estimated useful lives, generally five to seven years. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation or amortization of these assets are removed from the accounts and the resulting gains or losses are reflected in the consolidated results of operations. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized.

Investment in Company

The Company maintains a 50% ownership interest in a risk management company operating in Europe and accounts for its investment using the equity method.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Summary of Significant Accounting Policies, continued

Revenue Recognition

Revenue is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue related to fixed price arrangements are recognized based upon the achievement of certain milestones or progress points within the project plan. The impact of any revisions in estimated total revenue and direct contract costs is recognized in the period in which they become known. Expenses incurred by professional staff in the generation of revenue are billed to the client and recorded as revenue when incurred. For certain foreign accounts, revenues are recognized and the related expenses are recorded only after the receipt in cash of the revenue amounts. The Company incurs no obligations to third parties for expenses related to these certain foreign accounts until such time that invoiced revenues are received in cash.

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the six months ended June 30, 2005 and 2004 was approximately $6,400 and $36,100, respectively. Advertising expense for the three months ended June 30, 2005 and 2004 was approximately $5,400 and $17,500, respectively.

Income Taxes

The Company accounts for income taxes using the liability method as required by SFAS 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the three and six months ended June 30, 2005 and 2004, respectively, as a result of losses incurred during the periods.

Stock Based Compensation/Stock Options

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” ("SFAS 123"), which establishes a fair value based method of accounting for equity-based compensation plans, the Company has elected to follow Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” ("APB 25") for recognizing equity-based compensation expense for financial statement purposes. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such options are known and fixed at the grant date.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are issued to other than employees for Acquiring, or In Conjunction with Selling, Goods or Services,” which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” ("SFAS 148"). This standard amended the disclosure requirements of SFAS 123 for fiscal years ending after December 15, 2002 to require prominent disclosure in both annual and interim financial statements about the method used and the impact on reported results. The Company follows the disclosure-only provisions of SFAS 123 which require disclosure of the pro-forma effects on net income (loss) as if the fair value method of accounting prescribed by SFAS 123 had been adopted, as well as certain other information.

Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Under APB 25, no stock-based employee compensation expense relating to the Company’s stock option plans was reflected in net loss, as all options granted under its plan had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Three and Six Months Ended June 30,

	2005	2004

Dividend yield	0%	0%
Expected volatility	55%	55%
Risk-free interest rate	3.0%	2.8%
Expected lives	3 years	3 years

The weighted average fair value of the options on the date of grant, using the fair value based method, for the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004 was $ -, $ -, $ - and $0.14, respectively.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition method under the provisions of SFAS 123.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.     Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued

(All numbers in 000’s except per share data.)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss applicable to common stockholders, as reported	$(1,942)	$(198)	$(2,363)	$(275)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, if any	44	41	87	82
Pro-forma net loss	$(1,986)	$(239)	$(2,450)	$(357)
Net loss per share applicable to common stockholders - basic and diluted:
As reported	$(0.20)	$(0.02)	$(0.25)	$(0.03)
Pro forma	$(0.20)	$(0.03)	$(0.26)	$(0.04)

Detailed information regarding the Company’s stock option plan can be found in Note 12.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Shared Based Payment.” This statement is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R addresses all forms of shared based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company does not expect SFAS 123R will have a significant impact on its overall consolidated financial statements.

In December, 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29” (“SFAS 153”). APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception to fair value for exchanges of similar productive assets and replace it with a general exception for exchange transactions that do not have commercial substance, which are defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that SFAS No. 153 will have a material affect on its consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 6”. Under SFAS No. 154, changes in accounting principles will generally be made by the retrospective application of the new accounting principle to the financial statements of prior periods unless it is impractical to determine the effect of the change on prior periods. The reporting of a change in accounting principles as a cumulative adjustment to net income in the period of the change permitted under APB No. 20 will no longer be permitted unless it is impractical to determine the effect of the change on prior periods. Corrections of errors in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The provisions of SFAS No. 154 will not apply to new accounting standards that contain specific transition provisions. SFAS No. 154 is applicable to accounting changes made in fiscal years beginning on or after December 15, 2005. The early application of SFAS No. 154 is permitted for accounting changes made in fiscal years that began after the issuance of SFAS No. 154. The Company does not expect that SFAS No. 154 will have a material affect on its consolidated financial statements.

4.	Property and Equipment

At June 30, 2005, property and equipment is comprised of the following:

Computer and equipment	$179,924
Furniture and fixtures	87,942
Leasehold improvements	112,259
380,125
Less: accumulated depreciation and amortization	293,743

$86,382

Depreciation and amortization for the three and six months ended June 30, 2005 and 2004 was $10,583 and $15,242, and $21,166 and $30,483, respectively.

5.	Investment in Corporation

GlobalOptions Group owns a 50% interest in Global Options Management, Inc. (GOM). During the three and six months ended June 30, 2005 and 2004, GOM incurred losses. GlobalOptions Group’s share of losses reduced the investment to zero at December 31, 2003.

6.	Line of Credit

During November 2003, the Company signed a $1,000,000 line of credit with a financial institution with an interest rate of prime plus 1.5%, (6.75 % at June 30, 2005)  secured by accounts receivable and subject to monthly covenants.

In conjunction with the establishment of this line of credit, the financial institution was granted warrants to purchase 50,000 shares of the Company’s Series A-1 convertible preferred stock at $0.3533 per share. The value of these warrants, computed using the Black-Scholes option pricing model was deemed to be de-minimus. These warrants were exercised on June 24, 2005 on a cashless basis, and were exchanged for 34,985 shares of common stock (20,579 shares of common stock after the reverse merger).

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Line of Credit, continued

This line of credit was renewed on May 4, 2005 and expires on February 3, 2006, increasing the facility amount to $1,875,000. The balance outstanding under the line of credit at June 30, 2005 was $317,153.

7.	Other Current Liabilities

Other current liabilities at June 30, 2005 consist of the following:

Client expenses	$201,705
Deferred rent	41,268
Corporate development expenses	42,500
Advisory board compensation	11,834
Other	4,000

Total other current liabilities	$301,307

8.	Income Taxes

The Company’s deferred tax assets of approximately $1,798,000 are subject to a 100% valuation allowance because it is more likely than not that the deferred tax assets will not be realized. The valuation allowance related to the Company’s deferred tax assets increased by approximately $607,000 for the six months ended June 30, 2005.

As of June 30, 2005, the Company had available approximately $3,908,000 and $3,869,000, respectively, of federal and state net operating losses (“NOL”) available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in years 2022 through 2024. The Company’s ability to use its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code.

9.	Convertible Note Payable - Stockholder

During August 2004, the Company received $250,000 in the form of a four year convertible note to QuanStar I, LLC (“QuanStar”), an existing stockholder. This convertible note bore interest at a rate of 10% per annum, with interest payable quarterly commencing October 1, 2004. The principal amount was due upon maturity in August 2009. On June 24, 2005, at the option of QuanStar, the $250,000 convertible note and accrued interest of $17,083 was converted into 615,215 shares of common stock (361,891 shares of common stock after the reverse merger).

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Commitments and Contingencies

  Operating Leases

In January 2003, the Company entered an operating lease for office space that expires on January 1, 2008. Rents are payable in monthly installments of $37,931 plus a proportionate share of operating expenses and real estate taxes. On each annual anniversary date of the lease, the rent will increase by 2.5 % of the current year’s rent. In accordance with SFAS 13, “Accounting for Leases,” the non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent of $41,268 represents the unamortized rent adjustment amount at June 30, 2005.

Future minimum lease payments under this lease are as follows:

For the Years Ending June 30,
2006	$561,590
2007	534,994
2008	251,211

$1,347,795

Rent expense charged to operations amounted to approximately $124,100 and $108,900 respectively, for the three months ended June 30, 2005 and 2004. Rent expense charged to operations amounted to approximately $245,700 and $220,500 respectively, for the six months ended June 30, 2005 and 2004.

Letter of Credit

In connection with the lease for its Washington, D.C. office, the Company is required to maintain a standby letter of credit of $37,931 for the purpose of collateralizing future lease payments. The letter of credit is collateralized by a certificate of deposit of $37,931 included as a security deposit in the consolidated balance sheet at June 30, 2005.

Employment Agreements

GlobalOptions entered into employment agreements that are renewed on an annual basis with both its Chief Executive Officer and President. Base compensation is $260,000 and $250,000, per annum for its Chief Executive Officer and its President, respectively.

On January 29, 2004, the Company entered into an employment agreement with its Chairman of the Board. This agreement provided for base compensation of $200,000 per annum. The agreement provided for a sign-on grant of an option to purchase 750,000 shares (441,177 shares after the reverse merger) of common stock and a one year bonus consisting of a grant of an option to purchase 750,000 shares (441,177 shares after the reverse merger) of common stock. For both stock option grants the exercise price is $0.35 per share ($0.60 per share after the reverse merger).

  GlobalOptions employment agreement with its Chairman was assigned to GlobalOptions Group effective as of June 27, 2005. Pursuant to the assignment, (i) the Chairman’s salary was increased to the annual rate of $300,000 retroactive to January 1, 2005, (ii) all of the Chairman’s stock options in GlobalOptions were confirmed to have vested with the consummation of the reverse merger, (iii) the Chairman agreed to forego receiving any 2005 annual bonus that he is entitled to under the employment agreement, and (iv) and the Company and the Chairman agreed to negotiate in good faith bonus arrangements after December 31, 2005.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.	Commitments and Contingencies, continued

Consulting Agreement

GlobalOptions has been party to a consulting agreement with BKS Advisors, LLC (“BKS”) pursuant to which BKS Advisors provides GlobalOptions management with certain business, strategy and financial services. The agreement with BKS has a term that extends through October 2006. The consulting agreement provides for a monthly fee of $25,000 which may be adjusted based on the level of services provided. On June 1, 2005, BKS assigned its rights under this agreement to Jeffrey O. Nyweide, Chief Financial Officer and Executive Vice President of Corporate Development of GlobalOptions Group.

11.	Stockholders’ Equity

Common Stock - GlobalOptions, Inc.

Upon conversion to a corporation on January 24, 2002, the Company issued 4,500,000 (2,647,059 shares of common stock after the reverse merger) of the 17,152,569 (10,089,746 shares of common stock after the reverse merger) authorized shares of common stock to the Class A Members of the former limited liability company, in exchange for their membership interests. During August 2004, the Company authorized an additional 13,522,032 shares of common stock (7,954,136 shares of common stock after the reverse merger).

During the year ended December 31, 2003, an additional 150,000 shares of common stock (88,235 shares of common stock after the reverse merger) were issued for $75,000. The remaining shares of common stock were held in reserve for the conversion of the preferred stock and future grants of stock options under the stock option plan.

Common Stock- GlobalOptions Group, Inc.

GlobalOptions Group, Inc. has authorized 85,000,000 shares of common stock.

Stock Based Compensation

On June 24, 2005, GlobalOptions Group issued 145,000 shares of common stock to an advisor for its services related to the merger. Utilizing the Black-Scholes option pricing model, these shares were valued at $337,850 and the cost is reflected in general and administrative costs in the consolidated statements of operations for the three and six months ended June 30, 2005.

During the three month periods ending June 30, 2005 and 2004 and the six month periods ending June 30, 2005 and 2004, the Company issued stock options to certain members of its advisory boards in exchange for their advisory services to the Company valued at $15,500, $18,500, $38,500 and $8,500, respectively. The Company followed the guidelines of Emerging Issues Task Force (“EITF”) 96-18 “Accounting For Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” in recording the value of these stock options based upon the value of the services rendered.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stockholders’ Equity, continued

Preferred Stock - GlobalOptions, Inc.

On January 24, 2002, in conjunction with the conversion to a corporation, GlobalOptions issued 5,500,000 shares of Series A convertible preferred stock (3,235,294 shares of common stock after the reverse merger) to the Class B members of the former limited liability company in exchange for their membership interest. During 2002, GlobalOptions issued 3,538,069 shares of Series A-1 convertible preferred stock (2,081,217 shares of common stock after the reverse merger) for $1,250,000. During 2003, an additional 283,045 shares of Series A-1 preferred stock (166,497 shares of common stock after the reverse merger) were issued for $100,000.

During August 2004, GlobalOptions issued 1,875,000 shares of Series A-2 convertible preferred stock (1,102,941 shares of common stock after the reverse merger) for proceeds of $750,000, and warrants to purchase 300,000 shares of common stock at $0.44 per share to QuanStar I, LLC, who was a holder of a convertible note payable issued by GlobalOptions (See Note 9) and a compensated financial advisor to GlobalOptions (See Note 14).

Holders of the convertible preferred stock of GlobalOptions were entitled to receive cumulative, compounding dividends at an annual rate of 10 percent of the original issue price, which was established at $.45 per share for the Series A, $.3533 for the Series A-1 and $.40 for the Series A-2 preferred stock. In addition, each share of convertible preferred stock carried a “liquidation preference” of an amount equal to two times the applicable original issue price per share, plus all declared and unpaid dividends, and accrued but unpaid dividends. In the event of liquidation or dissolution of the Company, the holders of the convertible preferred stock were entitled to be paid the liquidation preference before any assets of the Company were distributed.

For all series of GlobalOptions convertible preferred stock, GlobalOptions had accrued dividends of $1,381,099 as of June 24, 2005. Dividends for all series of GlobalOptions, Inc. convertible preferred stock were $132,492 and $111,785 and $272,781 $223,570 for the three and six months ended June 30, 2005 and 2004, respectively.

GlobalOptions Shares Immediately Prior to the Reverse Merger

On June 24, 2005, in anticipation of and in connection with the reverse merger agreement, each of the holders of its Series A, Series A-1 and Series A-2 convertible preferred stock agreed to exchange the holders’ full rights, including accrued dividends of $1,381,099, in their convertible preferred shares on the basis of one share of the common stock of GlobalOptions Group for each 1.7 shares of convertible preferred stock. This transaction resulted in the issuance of 6,596,032 shares of common stock of GlobalOptions Group in exchange for 11,213,254 shares of convertible preferred stock of GlobalOptions on June 24, 2005.

The convertible preferred shares of GlobalOptions exchanged included the issuance of 34,985 shares of Series A-1 convertible preferred shares (20,579 shares of common stock after the reverse merger) resulting from the cashless exercise in June 2005 of a warrant held by a financial institution for the purchase of 50,000 shares of Series A-1 convertible preferred stock of GlobalOptions  (See Note 6), the issuance of 615,215 Series A-2 convertible preferred shares (361,891 shares of common stock after the reverse merger) resulting from the surrender of QuanStar’s $250,000 Convertible Note and accrued interest of $17,083 and the issuance of 300,000 Series A-2 preferred shares resulting from the exercise of a warrant to purchase 300,000 shares held by the QuanStar Group, LLC (See Note 9).

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stockholders’ Equity, continued

Reverse Merger and Private Placement - Summary of Transactions

On June 24, 2005, GlobalOptions consummated a “reverse merger” transaction, with Creative Solutions and GlobalOptions Acquisition. GlobalOptions Acquisition merged with and into the Company (See Note 1).

Pursuant to the Merger Agreement, stockholders of GlobalOptions received one share of GlobalOptions Group common stock for each 1.7 issued and outstanding shares of GlobalOptions common stock at closing. Accordingly, at closing GlobalOptions Group issued 9,890,266 shares of its common stock to the former common and convertible preferred stockholders of GlobalOptions, in exchange for 100% of their outstanding shares of GlobalOptions

GlobalOptions Group has assumed all of GlobalOption’s obligations under its outstanding stock option plan and intends to reserve 6,500,000 shares of GlobalOptions Group common stock for stock options issuable under a newly adopted 2005 Stock Option Plan (See Note 17). At the time of the reverse merger, GlobalOptions had outstanding stock options to purchase 4,450,721 shares of common stock, which outstanding options became stock options to purchase 2,618,071 shares of common stock of GlobalOptions Group, after giving effect to the reverse merger exchange ratio. Neither GlobalOptions nor GlobalOptions Group had any warrants to purchase shares of common stock outstanding immediately prior to the closing of the reverse merger. The pricing of all stock options has been adjusted on a 1.7 to 1 basis.

Simultaneous with closing of the reverse merger, GlobalOptions Group sold to its majority stockholders its historical art business operations, and they assumed the historical liabilities of those operations. After giving effect to the cancellation of 79,702,000 shares held by the former stockholders, there were 4,398,000 shares of GlobalOptions Group common stock outstanding before giving effect to the stock issuances in the reverse merger and private placement.

In connection with the reverse merger, GlobalOptions Group completed the closing of a private placement of a total of 7,500 units, each unit consisting of one share of our Series A convertible preferred stock, par value $.001 per share, and a detachable, transferable warrant to purchase shares of GlobalOptions Group’s common stock, at a purchase price of $1,000 per unit, to accredited investors pursuant to the terms of a Confidential Private Offering Memorandum, dated April 18, 2005, as supplemented. Each share of Series A convertible preferred stock is initially convertible into 500 shares of common stock at any time. Each warrant entitles the holder to purchase 125 shares of common stock at an exercise price of $2.50 per share through June 24, 2009, subject to certain redemption provisions. GlobalOptions Group received proceeds from the private placement of approximately $7,041,000, net of offering costs of approximately $459,000.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stockholders’ Equity, continued

Reverse Merger and Private Placement - Summary of Transactions, continued

Brookshire Securities Corporation served as placement agent in connection with the private placement. The placement agent received a cash fee in the aggregate of $200,000, four-year warrants to purchase 150,000 shares of GlobalOptions Group’s common stock at an exercise price of $2.00 per share, and four-year warrants to purchase an additional 350,000 shares of GlobalOptions Group’s common stock at an exercise price of $2.50 per share on terms which are identical to those warrants included in the units.

Verus International Group served as advisor to GlobalOptions Group on the structuring and execution of the reverse merger. In connection with the identification and structuring of the reverse merger and effective as of the closing of the reverse merger, GlobalOptions Group paid Verus or its designees a fee equal to 145,000 shares of common stock valued at $337,850 and a fee paid in warrants as an advisor for the private placement equal to 396,095 cashless four-year warrants to purchase GlobalOptions Group’s common stock exercisable at $2.00 per share, and a fee paid in warrants equal to 1,053,905 warrants to purchase GlobalOptions Group’s common stock exercisable at $2.50 per share on terms which are identical to those warrants included in the units.

GlobalOptions Group’s placement agent entered into a selected dealer agreement with Starboard Capital Markets, LLC (“Starboard Capital”), a registered broker-dealer for the sale of certain of the units. Pursuant to the form of selected dealer agreement, for units sold by the selected dealer which were received and accepted by GlobalOptions Group and the placement agent, Starboard Capital received (i) a cash fee of $7,500 and (ii) warrants to purchase 150,000 shares of GlobalOptions Group’s common stock. These warrants are comprised of (i) warrants to purchase 42,000 shares of common stock with an exercise price equal to $2.00 per share, exercisable for a four-year period commencing on the date of issuance, with cashless exercise features, and (ii) warrants to purchase 108,000 shares of common stock with an exercise price equal to $2.50 per share, exercisable for a four-year period commencing on the date of issuance, with features otherwise identical to the warrants sold in the private placement.

GlobalOptions Group has agreed to engage Verus for a period of 24 months following the closing of the merger and private offering to provide capital markets advisory services at a monthly rate of $10,000, payable 50% in cash and 50% in common stock at the then-current market value.

Series A Convertible Preferred Stock - GlobalOptions Group

GlobalOptions Group, Inc. has authorized a total of 15,000,000 shares of preferred stock. In conjunction with the reverse merger, the Company designated 16,000 shares as authorized for Series A.

Holders of Series A convertible preferred stock preferred stock will be entitled at any time to convert their shares of Series A convertible preferred stock into common stock, without any further payment thereafter. Each share of Series A convertible preferred stock is initially convertible into 500 shares of common stock at a conversion price of $2.00 per common share and is immediately convertible into common stock.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stockholders’ Equity, continued

Series A Convertible Preferred Stock, GlobalOptions Group - Beneficial Conversion Feature and Deemed Dividend

At the date of issuance, the fixed conversion price of the Series A convertible preferred stock of $2.00 represented a discount to the market value of GlobalOptions Group’s common stock, which was at a quoted market price of $2.10 per share. In accordance with EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” and EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios”, the Company determined the relative fair value of the warrants and the convertible preferred stock and allocated the proceeds received on a relative fair value basis. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 55%, risk-free interest rate of 3% and an expected term of two years. Based upon this calculation, the effective conversion price of the convertible preferred stock was determined to be $1.88 per common share, resulting in a beneficial conversion feature of $832,500 at June 30, 2005. The Company has presented the beneficial conversion feature as a deemed dividend on the consolidated statement of operations during the three and six months ended June 30, 2005.

Series A Convertible Preferred Stock - GlobalOptions Group - features

The number of shares of common stock issuable upon conversion of the Series A convertible preferred stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of the common stock; an issuance of common stock or other securities of GlobalOptions Group as a dividend or distribution on the common stock; a reclassification, exchange or substitution of GlobalOptions Group common stock; or a capital reorganization of GlobalOptions Group. In the event that GlobalOptions Group issues any shares of common stock or common stock equivalents in a private placement, secondary offering or shelf offering for cash consideration at a price less than $2.00 per share of common stock, the conversion rate will be that number of shares of common stock equal to $1,000 divided by the price per share at which we issue common stock (the “Denominator”), but in no event will the Denominator be less than $.765 per share.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stockholders’ Equity, continued

Series A Convertible Preferred Stock - GlobalOptions Group, continued

Holders of Series A convertible preferred stock are entitled to vote their shares on an as-if-converted to common stock basis, and will vote together with the holders of the common stock, and not as a separate class. Holders of Series A convertible preferred stock will also have any voting rights to which they are entitled by law.

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of GlobalOptions Group, holders of Series A convertible preferred stock will be entitled to receive out of assets of GlobalOptions Group available for distribution to its stockholders, before any distribution is made to holders of the common stock, liquidating distributions in an amount equal to $1,000 per share. After payment of the full amount of the liquidating distributions to which the holders of the Series A convertible preferred stock are entitled, holders of the Series A preferred stock will receive liquidating distributions pro rata with holders of common stock, based on the number of shares of common stock into which the Series A convertible preferred stock is convertible at the conversion rate then in effect.

The Series A preferred stock may not be redeemed by GlobalOptions Group at any time.

Holders of Series A convertible preferred stock will not be entitled to receive any dividends, except to the extent that any dividends are declared on GlobalOptions Group’s common stock, in which case holders of Series A convertible preferred stock will be entitled to receive such dividends on an as-if-converted basis.

Common Stock - GlobalOptions Group

GlobalOptions Group, Inc. has authorized 85,000,000 shares of common stock. The holders of the GlobalOptions Group’s common stock are entitled to one vote per share. The certificate of incorporation does not provide for cumulative voting. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of GlobalOptions Group, the holders of common stock are entitled to share ratably in all assets of GlobalOptions Group which are legally available for distribution, after payment of or provision for all liabilities and the liquidation preference of any outstanding Series A convertible preferred stock. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

Warrants (Series A & B)

Each warrant, of which 937,500 of the Series A were issued to investors and 1,511,905 of the Series B that were issued to the placement agent and advisors, entitles the holder thereof to purchase 125 shares of common stock at an exercise price of $2.50 per share from the date of issuance until the fourth anniversary thereof. GlobalOptions Group may call the warrants beginning 15 months after the closing of the private placement at a rate of 25% per quarter if at any time during such quarter the 30-day trailing average stock price is greater than $4.00 per share.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Stockholders’ Equity, continued

Warrants (Series C)

Each warrant, of which 588,095 were issued to the placement agent and advisors, entitles the holder thereof to purchase 125 shares of common stock at an exercise price of $2.00 per share from the date of issuance until the fourth anniversary thereof. These warrants may be exercised upon surrender of the certificate therefore, accompanied by payment of the full exercise price for the number of warrants being exercised. The holder may also alternatively exercise these warrants on a cashless basis by surrendering the warrant with an executed notice of cashless exercise attached thereto, in which event we will issue to the holder the number of shares of stock determined following the formula contained therein.

 Adjustments (applicable to Warrants - Series A, B and C)

In the event that GlobalOptions Group issues any shares of its common stock or common stock equivalents following in a private placement, secondary offering or shelf offering for cash consideration at a price less than $2.50 per share of common stock for Series A and B warrants or $2.00 per share of common stock for Series C warrants, respectively, (i) the number of shares of common stock for which each warrant is exercisable will be adjusted to equal that number which is the result of the original number of shares of common stock for which each warrant is exercisable multiplied by $2.50 per share of common stock for Series A and B warrants and $2.00 per share of common stock for Series C warrants, and divided by the price per share at which the Company will issue such common stock, but in no event will the denominator be less than $.765 per share, and (ii) the exercise price of each warrant shall be reduced to equal the price per share at which GlobalOptions Group issues such common stock or common stock equivalents, but in no event will the exercise price be reduced to less than $.765 per share. Additionally, the warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock dividends, stock splits, and other similar events.

The holders of any type of warrant will not possess any voting or other rights as a stockholder of GlobalOptions Group unless and until the holder exercises the warrant.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock Option Plan

On January 24, 2002, the Board of Directors and stockholders of GlobalOptions, Inc. approved the 2002 Stock Option Plan (the “Plan”). The Plan was administered by the compensation committee of the Board of Directors (the “Committee”) of GlobalOptions, Inc. Directors, officers, employees, and consultants of the Company were eligible to participate. The Plan provided for the awards of incentive and nonstatutory stock options. The Plan initially provided for 2,864,500 shares of common stock (1,685,000 shares of common stock after the reverse merger) to be reserved for issuance under the Plan. On August 4, 2004, the Company authorized an additional 2,694,662 shares of common stock (1,585,095 shares of common stock after the reverse merger) to be reserved for issuance under the Plan. The Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in ten years. The exercise price was equal to at least 100% of the fair market value of a share of common stock, as determined by the Committee, on the grant date (See Note 16).

A summary of the status of GlobalOptions Group’s stock option plan and the changes during the six months ended June 30, 2004 and 2005 are presented in the table below (adjusted for the 1.7 to 1 reverse merger exchange ratio):

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Stock Option Plan, continued

	Number of Options	Weighted Average Exercise Price
For the Six Months Ended June 30, 2004
Outstanding, December 31, 2003	835,389	$.17
Granted	1,145,294.60
Exercised	-	-
Forfeited	(19,377)	.58

Outstanding, June 30, 2004	1,961,306	$.42

For the Six Months Ended June 30, 2005
Outstanding, December 31, 2004	2,592,777	$.48
Granted	25,588.68
Exercised	-	-
Forfeited	(294)	.68

Outstanding, June 30, 2005	2,618,071	$.48

A summary of GlobalOptions Group’s stock options outstanding and exercisable at June 30, 2005 is presented in the table below (presented on a post reverse merger basis):

Option exercise price	$0.068	$0.60	$0.68	$0.85	Total

Outstanding:
Number of stock options	708,659	1,193,824	656,765	58,824	2,618,071

Weighted average remaining contractual life of options outstanding (in years)	2	3	3	7.1	-

Exercisable:
Number of stock options	48,189	717,022	446,600	50,000	1,261,811

See Note 3 for the effect on net loss per share applicable to common stockholders had GlobalOptions Group elected to recognize and measure compensation expense for its stock option grants to employees based on the fair value method pursuant to SFAS 123, as amended by SFAS 148.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Major Clients

GlobalOptions Group’s top three clients represented 22%, 18%, and 12%; and 22%, 18%, and 11% respectively of revenues, for the six months ended June 30, 2005 and 2004, respectively. GlobalOptions Group’s top three clients represented 20%, 17%, and 10%; and 34%, 25%, and 10% respectively of revenues, for three months ended June 30, 2005 and 2004, respectively.

GlobalOptions Group has foreign clients representing 22% and 1% of revenues for the six months ended June 30, 2005, and foreign clients representing 22%, 3%, 2%, respectively of revenues for the year ending June 30, 2004. GlobalOptions Group has foreign clients representing 20% of revenues for three months ended June 30, 2005, and foreign clients representing 34%, 1%, and 1%, respectively of revenues for three months ended June 30, 2004. These foreign clients operate primarily in Russia. For each of these foreign clients, the Company is paid in U.S. dollars.

14.	Related Party Transactions

GlobalOptionsGroup is a party to an advisory agreement with the QuanStar Group, LLC (“QuanStar Group), pursuant to which QuanStar Group renders strategic and consulting services to GlobalOptions Group, particularly in the areas of corporate finance and strategic acquisitions, and is paid a monthly retainer of $15,000. The advisory agreement was entered into as of August 2004 and has an initial term of 24 months renewing automatically for successive one-year periods, unless terminated by either party. Harvey W. Schiller, Ph.D., the Company’s Chairman and Chief Executive Officer, and Per-Olof Lööf, the Company’s Vice Chairman of the Board, are partners in the QuanStar Group.

15.	Defined Contribution Plan

GlobalOptions Group has a 401(k) profit sharing plan (the “401(k) Plan”), covering employees who have completed three months of service and meet certain other eligibility requirements. The 401(k) Plan provides for a discretionary matching contribution by the Company, based on employee elective deferrals, determined each payroll period. The 401K Plan also provides for an employer discretionary profit sharing contribution. Employees vest at a rate of 25% per year in discretionary employer contributions. The 401(k) plan expense amounted to $9,423 and $10,196 for the six month periods ended June 30, 2005 and 2004, respectively. The 401(k) plan expense amounted to $4,433 and $4,596 for the three month periods ended June 30, 2005 and 2004, respectively.

16.	Client and Segment Data

GlobalOptions Group’s reportable operating segments consisted of the following three business segments: Investigations/Litigation Support, Security, and Crisis Management Services. The Company’s reportable segments are organized, managed and operated along product lines. These product lines are provided to similar clients, are offered together as packaged offerings, generally produce similar margins and are managed under a consolidated operations management.

The Investigations/Litigation Support Services segment includes activities from litigation support, due diligence, inventory control, asset recovery, and business intelligence.

The Security Services segment includes activities from threat and vulnerability assessments; fraud prevention; IT security, surveillance/counter-surveillance and technical systems/counter-measures both nationally and internationally.

The Crisis Management Services segment includes activities related to risk planning and response to natural disasters, kidnappings, labor disputes, bombings, product tampering and industrial espionage.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Client and Segment Data, continued

Total revenues by segment include revenues to unaffiliated customers. The Company evaluates performance based on income (loss) from operations. Operating income (loss) is gross profit less operating expenses.

The following tables summarize financial information about the Company’s business segments for the three and six months ended June 30, 2005 and 2004 (in thousands):

For the Three Months Ended June 30, 2005

	Investigations/ Litigation	Crisis Management	Security	Corporate	Consolidated
Revenue	$763	$242	$192	$-	$1,197
Loss from Operations	$(659)	$(293)	$(133)	$-	$(1,085)
Identifiable Assets	$379	$120	$95	$6,932	$7,526
Depreciation and amortization	$-	$-	$-	$11	$11
Interest Expense	$-	$-	$-	$24	$24

For the Three Months Ended June 30, 2004

	Investigations/ Litigation	Crisis Management	Security	Corporate	Consolidated
Revenues	$627	$422	$159	$-	$1,208
Loss from Operations	$(139)	$(27)	$(27)	$-	$(193)
Depreciation and amortization	$-	$-	$-	$15	$15
Interest Expense	$-	$-	$-	$4	$4

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Client and Segment Data, continued

For the Six Months Ended June 30, 2005

	Investigations/ Litigation	Crisis Management	Security	Corporate	Consolidated
Revenues	$1,468	$495	$290	$-	$2,253
Loss from Operations	$(847)	$(489)	$(133)	$-	$(1,469)
Depreciation and amortization	-	-	-	$21	$21
Interest Expense	$-	$-	$-	$63	$63
Capital Expenditures	$-	$-	$-	$-	$-

For the Six Months Ended June 30, 2004

	Investigations/ Litigation	Crisis Management	Security	Corporate	Consolidated
Revenues	$1,441	$775	$428	$-	$2,644
Loss from Operations	$(7)	$(242)	$(3)	$-	$(252)
Depreciation and amortization	$-	$-	$-	$30	$30
Interest Expense	$-	$-	$-	$23	$23
Capital Expenditures	$-	$-	$-	$-	$-

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Subsequent Events

Global Options Group 2005 Stock Option Plan

On August 5, 2005, GlobalOptions Group approved the 2005 Stock Option Plan.

Acquisition

On May 19, 2005, GlobalOptions and CBR, a privately-held nationwide investigations firm based in Nashville, Tennessee, entered into an asset purchase agreement with respect to the proposed acquisition by GlobalOptions of all of the assets and business activities of CBR. The aggregate purchase price to be paid for CBR’s assets and business was $5.0 million subject to certain working capital purchase price adjustments plus the assumption of CBR’s bank line of credit. The acquisition of CBR was completed August 14, 2005 and the details of the asset purchase are more fully described in our filing on Form 8-K as filed with the Securities and Exchange Commission on August 18, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated financial statements and accompanying notes thereto included elsewhere herein.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can sometimes be identified by the use of forward-looking words such as “anticipate,”  “believe,”  “estimate,”  “expect,”“intend,”  “may,”  “will” and similar expressions. These statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, intended or projected.

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: changes in the demand for, or in the mix of, our services; project delays or cancellations; cost overruns with regard to fixed price projects; competitive pricing and other competitive pressures; changes in United States and foreign governmental regulation and licensing requirements; general economic conditions; political instability in foreign countries in which we operate; our ability to integrate and manage successfully any business we acquire; and other factors that are set forth in our Form 8-K dated June 30, 2005.

General

We are a provider of high-end risk mitigation services to Fortune 500 corporations, governmental organizations and high-profile individuals throughout the world. Our risk mitigation services currently include risk management and security, investigations and litigation support, and crisis management and corporate governance. These engagements take our staff around the world and are typically highly sensitive engagements where we are interacting with senior leaders in both corporations and governments. Our overall mission is to identify, evaluate, assess and prevent issues that may threaten people, organizations or strategic initiatives for companies and governments around the globe.

Founded in 1998, the management, staff and advisory boards include security and terrorism experts from America’s elite military units, former intelligence and law enforcement officers, professional investigators, and legal and crisis communications specialists. We provide services to governments, law firms, private clients and corporations, including two of the ten largest corporations in the world.

We have been awarded “approved” status as a vendor of consulting and related services to United States government agencies by the U.S. General Services Administration (GSA). We are a MOBIS (management, organizational and business improvement services) contractor and members of our staff have high-level security clearances.

On June 24, 2005, we completed a “reverse merger” transaction, in which GlobalOptions Acquisition Corp., a Delaware corporation and our newly-created, wholly-owned subsidiary (“GlobalOptions Acquisition”), merged with and into our operating company, GlobalOptions, Inc., a Delaware corporation (“GlobalOptions”). At the time of the reverse merger, our corporate name was Creative Solutions with Art, Inc. (“Creative Solutions”). Following the reverse merger we changed our name to GlobalOptions Group, Inc. (“GlobalOptions Group”) and our trading symbol to “GLOI.OB.” As a result of the reverse merger, GlobalOptions became our wholly-owned operating subsidiary, with GlobalOptions’ former security holders acquiring a majority of the outstanding shares of our common stock, par value $.001 per share. The reverse merger was consummated under Delaware law and pursuant to an Agreement and Plan of Merger, dated June 24, 2005. A copy of the Merger Agreement was included as an exhibit to our Current Report on Form 8-K, dated June 27, 2005, which was filed with the U.S. Securities and Exchange Commission on June 27, 2005. Concurrent with the closing of the merger, we also completed a private offering to accredited investors of units consisting of one share of our series A convertible preferred stock and detachable, transferable warrants to purchase 125 shares of our common stock, and received proceeds of approximately $7,041,000 at the closing of the private placement, net of offering costs of approximately $459,000.

GlobalOptions’ business is our sole line of business. We have relocated our executive offices to those of GlobalOptions at 75 Rockefeller Plaza, 27th Floor, New York, New York 10019. Our telephone number is (212) 445-6262.

In accordance with our by-laws for filling newly-created board vacancies, Carla L. Santia and Mary E. Lawler, existing Creative Solutions directors, appointed Harvey W. Schiller, Ph.D., Per-Olof Lööf, Daniel L. Burstein and Ronald M. Starr, previous directors of GlobalOptions, to serve as additional directors of our company effective at the closing of the reverse merger. Ms. Santia and Ms. Lawler also resigned as directors following the closing, with their resignations effective on June 24, 2005. Subsequently, on June 27, 2005, John P. Bujouves was appointed to our board of directors.

In connection with the private placement and merger, in which Verus International Group, Inc. acted as an advisor to GlobalOptions, GlobalOptions agreed to allow a designee of Verus to be nominated to the board of directors of GlobalOptions Group. This agreement continues in effect for a period of two years. John P. Oswald was designated to be Verus’ board nominee to GlobalOptions Group. However, due to certain other commitments, John P. Bujouves will be acting as the Verus board nominee while John Oswald will be entitled to board observation rights. Verus has indicated that they intend to replace Mr. Bujouves with Mr. Oswald as soon as practicable.

On June 24, 2005, Harvey W. Schiller, Ph.D. was named Chairman and Chief Executive Officer, Per-Olof Lööf was named Vice Chairman of the Board of Directors, and Jeffrey O. Nyweide was named Chief Financial Officer, Executive Vice President-Corporate Development and Secretary.

Overview

The following discussion and financial information is presented to aid in understanding GlobalOptions Group, Inc. financial position and results of operations. The emphasis of this discussion will be on the six- and three-month periods ended June 30, 2005, as compared to the six and three-month periods ended June 30, 2004.

We experienced a decline in operating results in 2005 when compared to the same period in 2004. We had revenues of $2,252,575 for the six months ended June 30, 2005, as compared to revenues of $2,644,026 for the six months ended June 30, 2004, a decrease of about 15%. Of the revenue reported in the six months ended June 30, 2005, approximately 77% was domestic and 23% related to international clients. The decrease in revenue for the six months ended June 30, 2005 is primarily attributable to the prior successful resolution of several client crises and to the conclusion of several large security projects at 2004 year end that were not replaced on an equivalent scale in the 2005 period. Revenues for the three months ended June 30, 2005 were $1,196,567 as compared to $1,207,815 for the same quarter in 2004, reflecting a small decrease of 0.9%.

Although GlobalOptions Group does have some long-term relationships with its clients, the Company’s ability to generate revenue is generally dependent upon obtaining many new projects each year, most of which are relatively short-term. Accordingly, period-to-period comparisons within a given year or between years will need to take this normal fluctuation into consideration.

Our gross profit for the six months ended June 30, 2005 was 51.7% as compared to 40.5% for the six months ended June 30, 2004. Gross profit for the three months ended June 30, 2005 was 50.3% as compared to 38.8% in the comparable 2004 quarter. The increase for the six and three month periods ended June 30, 2005 was primarily due to an increase in client orders related to of higher-end consulting services as compared to the six-month and three-month periods ended June 30, 2004, where the orders mostly entailed lower-end operational services for lower gross profit services.

Net loss applicable to common stockholders for the six months ended June 30, 2005 and 2004 was $2,363,433 and $275,436, respectively, an increase of $2,087,997. Net loss applicable to common stockholders for the three months ended June 30, 2005 and 2004 was $1,942,080 and $197,732, respectively, an increase of $1,744,348. The increased net loss for both periods was primarily due to the deemed dividend on convertible preferred stock, the large increase in professional fees related to the reverse merger and to corporate development expenses and the reduced revenue in the 2005 period.

While current financial results for GlobalOptions Group shows a large increase in net loss applicable to common stockholders, we believe the Company represents a unique opportunity to build a profitable global leader in the highly fragmented risk mitigation industry. GlobalOptions Group is an established company that will serve as our nexus for a series of acquisitions that it believes will deliver capabilities, products and services designed to meet the ever increasing demand for the assessment and management of risk. We see no indication that the drivers of increased risk mitigation spending (worldwide terror events such as the recent London railway and bus bomb attacks and the enactment of the Sarbanes-Oxley Act of 2002) are likely to dissipate any time in the near future. Risk mitigation providers on both the product and services side are still fragmented and ripe for consolidation with no clear market leader or dominant brand. We believe there is an opportunity to provide comprehensive solutions which can drive increased revenues for a company that can build a comprehensive platform. We expect GlobalOptions Group to be that company.

GlobalOptions Group strategic vision is to build the first truly integrated enterprise risk mitigation company by selectively acquiring the best companies in the industry with proven management teams and a strategic long-term vision. Platform acquisitions will be geographically diverse and offer solutions in different risk mitigation segments to gain scope and synergies. Targets will have a combination of existing clients, revenue, significant channel presence and/or a high margin core business. Five initial acquisitions have been identified, including the first acquisition, Confidential Business Resources, Inc., as described below.

On May 19, 2005, our wholly owned operating subsidiary GlobalOptions and CBR, a privately-held nationwide investigations firm based in Nashville, Tennessee, entered into an asset purchase agreement with respect to the proposed acquisition by GlobalOptions of all of the assets and business activities of CBR. Based upon information provided by CBR to GlobalOptions, CBR’s revenues and net loss for the year ended December 31, 2004 were approximately $8.8 million and $1.0 million, respectively. CBR estimates that its revenues for the year ending December 31, 2005 will be approximately $9.5 million. The aggregate purchase price to be paid for CBR’s assets and business was $5.0 million subject to certain working capital purchase price adjustments plus the assumption of CBR’s bank line of credit. The acquisition of CBR was completed August 14, 2005 and the details of the asset purchase are more fully described in our filing on Form 8-K as filed with the Securities and Exchange Commission on August 18, 2005.

CBR is a nationwide professional investigations firm with 8 United States offices and headquartered in Nashville, Tennessee. It specializes in servicing the insurance, business and legal communities, and significantly expands the investigation services currently being provided by GlobalOptions. CBR was created to meet a marketplace need that was not being addressed, giving rise to its value proposition and the essence of its business plan: “Through national coverage, regional management and internet communication, CBR applies a ‘best of the best’ philosophy to provide the highest quality investigative service in the industry.” CBR consists of approximately 60 licensed investigators operating from 8 nationwide offices and has international affiliates to assist clients around the world. CBR has senior management staffing offices in key regions throughout the United States to ensure implementation of training programs, adherence to quality standards and scheduling flexibility. CBR maintains a secure website to facilitate Internet communications with its clients. CBR’s clients are able to request services, review case status, receive case reports and view surveillance video, in addition to normal e-mail interaction.

Because of the personal and sensitive nature of risk mitigation and investigative engagements, the ability to provide services and retain clients is driven largely by reputation and personal relationships. Under the leadership of Harvey W. Schiller, Ph.D., executive Chairman of the Board of Directors and Chief Executive Officer of GlobalOptions Group, Neil C. Livingstone, Ph.D., Chief Executive Officer of GlobalOptions and Halsey R. Fischer, President of the just acquired CBR, GlobalOptions Group provides not only vision, management and leadership, but strong relationships with leaders in both corporate and government markets. GlobalOptions Group has the relationships to bring in high-margin, well-known clients, while the Company’s operational experience allows for execution of these sensitive and critical engagements. Once these projects are completed, there are a variety of annuity-based, long-term products and services that can be combined into a comprehensive suite of solutions to evolve the business into a more profitable and recurring revenue product-based business.

Acquired companies will give GlobalOptions Group a substantial revenue base, a wide array of products and services, geographic reach into almost every country in the world and experienced operators that will complement the current GlobalOptions Group team. Our objective is to sell bundled solutions and services through each acquired companies’ channels. To achieve revenue growth targets, GlobalOptions Group will use its own and acquired companies’ relationships to attain high-end, well-known risk mitigation engagements to accelerate our internal growth rate. The expectation is to leverage other GlobalOptions Group members, as opposed to using sub-contractors and joint ventures, to perform solutions and services, thereby keeping higher internal margins.

We will also use a shared corporate services approach in administrative areas to keep indirect costs reasonable and to help us achieve profitability sooner. We expect to find savings in shared services such as global marketing, human resources, finance, information technology, mergers and acquisitions, business integration and development, compliance and legal.

Critical Accounting Policies

GlobalOptions Group significant accounting policies, including the assumptions and judgments underlying them, are more fully described in our “Notes to Consolidated Financial Statements” included in this Form 10-QSB. Some of our accounting policies require the application of significant judgment by management in the preparation of the consolidated financial statements, and as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. GlobalOptions Group has identified certain of its accounting policies as the ones that are most important to the portrayal of our consolidated financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. GlobalOptions Group critical accounting policies include the following:

Revenue Recognition

Revenue is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue related to fixed price arrangements are recognized based upon the achievement of certain milestones or progress points within the project plan. The impact of any revisions in estimated total revenue and direct contract costs is recognized in the period in which they become known. Expenses incurred by professional staff in the generation of revenue are billed to the client and recorded as revenue when incurred. For certain foreign accounts, revenues are recognized and the related expenses are recorded only after the receipt in cash of the revenue amounts. We incur no obligations to third parties for expenses related to these certain foreign accounts until such time that invoiced revenues are received in cash.

Stock Based Compensation/Stock Options

As permitted by SFAS 123, “Accounting for Stock-Based Compensation” ("SFAS 123"), which establishes a fair value based method of accounting for equity-based compensation plans, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” ("APB 25") for recognizing equity-based compensation expense for financial statement purposes. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such options are known and fixed at the grant date.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments that are issued to other than employees for Acquiring, or In Conjunction with Selling, Goods or Services,” which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148, “Accounting for Stock-Based Compensation -Transition and Disclosure” ("SFAS 148"). This standard amended the disclosure requirements of SFAS 123 for fiscal years ending after December 15, 2002 to require prominent disclosure in both annual and interim financial statements about the method used and the impact on reported results. The Company follows the disclosure-only provisions of SFAS 123 which require disclosure of the pro-forma effects on net income (loss) as if the fair value method of accounting prescribed by SFAS 123 had been adopted, as well as certain other information.

Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Under APB 25, no stock-based employee compensation expense relating to our stock option plans was reflected in net loss, as all options granted under its plans had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.

Allowance for Doubtful Accounts

The Company provides its services to a variety of different customers across the United States and internationally and extends credit to its customers in the normal course of business.  Seldom does the Company obtain collateral to enhance the collection of receivables.  The Company determines the amount of the allowance for doubtful accounts primarily based upon an aging of the receivables balances, as well as upon the judgment of the Company’s officers and managers.

GlobalOptions Group Six and Three Months Ended June 30, 2005 Compared to Six and Three Months Ended June 30, 2004

Revenues

The Company had revenues of $2,252,575 for the six months ended June 30, 2005, as compared to revenues of $2,644,026 for the six months ended June 30, 2004, a decrease of about 15%. Of the revenue reported in the six months ended June 30, 2005, approximately 77% was domestic and 23% related to international clients. The decrease in revenue for the six months ended June 30, 2005 was primarily attributable to the to prior successful resolution of several client crises and to the conclusion of several large security projects at 2004 year end that were not replaced on an equivalent scale in the 2005 period. Revenues for the three months ended June 30, 2005 were $1,196,567 as compared to $1,207,815 for the same quarter in 2004, a slight decrease of less than 1%.

Investigations/Litigation Segment Revenue

The Company had revenues of $1,467,472 for the six months ended June 30, 2005, as compared to revenues of $1,441,798 for the six months ended June 30, 2004, an increase of about 1%. All of the Investigations/Litigation revenues reported in the six months ended June 30, 2005, was domestic. The increase in revenue for the six months ended June 30, 2005 was primarily attributable to expansion of our client base. Revenues for the three months ended June 30, 2005 were $762,554 as compared to $626,951 for the same quarter in 2004, an increase of 10% primarily due to work projects from an increasing number of law firms.

Crisis Management Segment Revenue

The Company had revenues of $495,335 for the six months ended June 30, 2005, as compared to revenues of $774,674 for the six months ended June 30, 2004, a decrease of about 36%. All of the Crisis Management revenues reported in the six months ended June 30, 2005, related to international clients. The decrease in revenue for the six months ended June 30, 2005 was primarily attributable to prior successful resolution of several client crises. Revenues for the three months ended June 30, 2005 were $242,429 as compared to $422,024 for the same quarter in 2004, a decrease of 43% primarily due to prior successful resolution of several client crises.

Security Segment Revenue

We had revenues of $289,768 for the six months ended June 30, 2005, as compared to revenues of $427,555 for the six months ended June 30, 2004, a decrease of about 32%. Of the Security segment revenues reported in the six months ended June 30, 2005, approximately 89% was domestic and 11% related to international clients. The decrease in revenue for the six months ended June 30, 2005 was primarily attributable to the conclusion of several large security projects at 2004 year end that were not replaced on an equivalent scale in the 2005 period. Revenues for the three months ended June 30, 2005 were $191,583 as compared to $158,841 for the same quarter in 2004, an increase of about 21% primarily due to commencement of work on new security projects.

Cost of Revenues and Gross Profit

GlobalOptions Group consolidated cost of revenues decreased $483,464, or 30.8%, from $1,572,109 in the first six months of 2004 to $1,088,645 in the first six months of 2005, primarily due to the decline in revenue in the Crisis Management and Security segments although the decline in cost of revenue was greater than the related decline in revenue due to the provision of higher margin consulting services in the 2005 period. Cost of revenues decreased $143,968, or about 19.5%, from $738,958 in the second quarter of 2004 to $594,990 in the second quarter of 2005, primarily due to the same reasons as in the six month period.

GlobalOptions Group gross profit for the six months ended June 30, 2005 period was 51.7% as compared to 40.5% for the six months ended June 30, 2004. Gross profit for the three months ended June 30, 2005 was 50.3% as compared to 38.8% in the comparable 2004 quarter. The increases for the six months and three months ended June 30, 2005 was primarily due to an increase in client orders related to higher-end consulting services as compared to the six months ended June 30, 2004, where the orders used more lower-end operational services.

Operating Expenses

GlobalOptions Group operating expenses increased $1,308,324 or 99% to $2,632,734 in the first half of 2005 from $1,324,410 in the first half of 2004. The increase was primarily in general and administrative expenses due to professional fees of $896,093 and corporate development expenses of $480,251 associated primarily with the reverse merger. Operating expenses increased $1,024,653 or 155% to $1,686,864 in the second quarter of 2005 from $662,211 in the second quarter of 2004. The increase was primarily in general and administrative expenses due to professional fees of $798,763 associated primarily with the reverse merger and corporate development expenses of $307,396.

Investigations/Litigation Segment Profitability

The Investigations/Litigation Segment had an operating loss of approximately $847,000 for the six months ended June 30, 2005, as compared to an operating loss of $7,000 for the six months ended June 30, 2004, an increase of about $840,000. The increase in operating loss for the six months ended June 30, 2005 was primarily due to the small increase in revenue being more than offset by the large increase in general and administrative expenses of $582,000 related primarily to the reverse merger. The Investigations/Litigation Segment had an operating loss of $659,000 for the three months ended June 30, 2005, as compared to an operating loss of $139,000 for the three months ended June 30, 2004, an increase of about $520,000. The increase in operating loss for the three months ended June 30, 2005 was primarily due to the 10% increase in revenue being more than offset by the large increase in general administrative expenses of $509,000 related primarily to the reverse merger.

Crisis Management Segment Profitability

The Crisis Management Segment had an operating loss of approximately $489,000 the six months ended June 30, 2005, as compared to an operating loss of $242,000 for the six months ended June 30, 2004, an increase of about $247,000 or 102%. The increase in operating loss for the six months ended June 30, 2005 was primarily due to the significant decrease in revenue and an increase in general and administrative expenses of $197,000 related primarily to the reverse merger. The Crisis Management Segment had an operating loss of $293,000 for the three months ended June 30, 2005, as compared to an operating loss of $27,000 for the three months ended June 30, 2004, an increase of about $266,000 or 985%. The increase in operating loss for the three months ended June 30, 2005 was primarily due to the significant decrease in revenue and an increase in general and administrative expenses of $162,000 related primarily to the reverse merger.

Security Segment Profitability

The Security Segment had an operating loss of approximately $133,000 for the six months ended June 30, 2005, as compared to an operating loss of $3,000 for the six months ended June 30, 2004, an increase of about $130,000. The increase in operating loss for the six months ended June 30, 2005 was primarily due to decreased revenue and increased general and administrative expenses of $116,000 related primarily to the reverse merger. The Security Segment had an operating loss of $133,000 for the three months ended June 30, 2005, compared to an operating loss of $27,000 for the three months ended June 30, 2004, an increase of about $106,000. The increase in operating loss for the three months ended June 30, 2005 was primarily due to increased general and administrative expenses of $128,000 that were not offset by the increased second quarter revenue.

Interest Expense

GlobalOptions Group interest expense increased by $39,865 to $63,004 in the first half of 2005 from $23,139 in the first half of 2004. This is primarily due to the increase in the total amount of borrowings and the interest rate charged on those borrowings. Interest expense increased by $19,915 to $24,293 in the second quarter of 2005 from $4,378 in the second quarter of 2004. This is primarily due to the increase in the total amount of borrowings and the interest rate charged on those borrowings. The increase in borrowings was a direct result of lower revenue and increased general and administrative expenses in the 2005 period as compared to 2004 and the increase in the interest rate was due to increases in the prime rate during the 2005 period as compared with the comparable 2004 period.

Income Taxes

While GlobalOptions Group has available federal and state net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a 100% valuation allowance because at June 30, 2005 it is more likely than not that the deferred tax assets will not be realized.

Net Loss Applicable to Common Stockholders

GlobalOptions Group net loss applicable to common stockholders for the six months ended June 30, 2005 and 2004 was $2,363,433 and $275,436, respectively, an increase of $2,087,997. Net loss applicable to common stockholders for the three months ended June 30, 2005 and 2004 was $1,942,080 and $197,732, respectively, an increase of $1,744,348. The increased net loss applicable to common stockholders for the six and three month periods ended June 30, 2005 was primarily due to the deemed dividend on convertible preferred stock of $832,500 and the large increase in professional fees of $896,093 during the six months ended June 30, 2005 related primarily to the reverse merger and corporate development expenses, as well as due to the reduced revenue in the same 2005 period.

Basic net loss per share applicable to common stockholders is computed based on the weighted average number of shares of common stock outstanding during the periods presented on a recapitalization basis in accordance with the reverse merger. Common stock equivalents, consisting of options, convertible preferred stock and convertible notes payable were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive. Basic and diluted net loss per share applicable to common stockholders was $0.25 and $0.20 for the six and three month periods ending June 30, 2005 as compared to $0.03 and $0.02 in the corresponding 2004 periods.

Liquidity and Capital Resources

General

GlobalOptions Group had cash balances on hand of approximately $6,790,000 as of June 30, 2005. During June 2005, the Company received net proceeds of approximately $7,046,000 from the issuance of convertible preferred stock in a private placement.

We historically have met our operating cash needs by using borrowings under our line of credit arrangement. We currently believe that cash on hand, cash flows from operations and available borrowings under our line of credit facility will be sufficient to meet our current funding requirements and obligations over the next twelve months.

Cash Flows

Cash Flows from Operating Activities

Cash used in operating activities amounted to approximately $996,000 and $225,000 during the six months ended June 30, 2005 and 2004, respectively. The $771,000 increase in cash used in operations was primarily due to a large increase in the Company’s net loss of $1,255,000 driven by professional fees related primarily to the reverse merger, increased corporate development expenses and reduced revenue in the period.

Cash Flows from Investing Activities

There was no cash used in investing activities during each of the six-month periods ended June 30, 2005 and 2004, respectively.

Cash Flows from Financing Activities

Financing activities provided approximately $7,253,000 and $218,000 during the six months ended June 30, 2005 and 2004, respectively. GlobalOptions Group received net proceeds from the sale of Series A convertible preferred stock of approximately $7,041,000 that provided the majority of the financing in the 2005 period, as well as, $211,000 of net financing from line of credit borrowings. Line of credit borrowings provided net financing of $218,000 in the 2004 period.

Revolving Line of Credit

In November 2003, we signed a $1,000,000 line of credit with a financial institution with an interest rate of prime plus 1.5%, (6.75% at June 30, 2005) secured by accounts receivable and subject to monthly covenants. The line of credit was renewed on May 4, 2005 increasing the facility amount to $1,875,000. At June 30, 2005, borrowings under the line of credit totaled $317,153.

Common Stock

Upon conversion to a corporation on January 24, 2002, the Company issued 4,500,000 (2,647,059 shares of common stock after the reverse merger) of the 17,152,569 (10,089,746 shares of common stock after the reverse merger) authorized shares of common stock to the Class A Members of the former limited liability company, in exchange for their membership interests. The remaining shares of common stock are held in reserve for the conversion of the preferred stock and future grants of stock options under the incentive stock option plan.

Convertible Preferred Stock - GlobalOptions, Inc.

Holders of all Series A convertible preferred stock were entitled to receive cumulative, compounding dividends at an annual rate of 10 percent of the original issue price, which was established at $0.45 per share for the Series A, $0.3533 for the Series A-1 and $0.40 for the Series A-2 convertible preferred stock. In addition, each share of convertible preferred stock carried a “Liquidation Preference” of an amount equal to two times the applicable original issue price per share, plus all declared and unpaid dividends, and accrued but unpaid dividends. In the event of liquidation or dissolution of the Company, the holders of the convertible preferred stock would be entitled to be paid the liquidation preference before any assets of the Company are distributed.

On June 24, 2005, in anticipation of and in connection with the reverse merger agreement, each of the holders of the Series A, Series A-1 and Series A-2 convertible preferred stock agreed to exchange the holders’ full rights, including accrued dividends of $1,381,099, in their convertible preferred shares on the basis of one share of the common stock of GlobalOptions Group for each 1.7 shares of convertible preferred stock. This transaction resulted in the issuance of 6,596,032 shares of common stock of GlobalOptions Group in exchange for 11,213,254 shares of convertible preferred stock of GlobalOptions on June 24, 2005.

Acquisition

Effective May 19, 2005, GlobalOptions and Confidential Business Resources, Inc. (CBR) entered into a definitive asset purchase agreement with respect to the proposed acquisition by GlobalOptions of all of the assets and business activities of CBR. Completion of the transaction was subject to the satisfaction of closing conditions contained in the definitive agreement, which included the completion of CBR’s audited financial statements for year ended December 31, 2004 and 2003. The acquisition of the business and assets of CBR was completed on August 14, 2005 and the details of the asset purchase are more fully described in our filing on Form 8-K as filed with the Securities and Exchange Commission on August 18, 2005.

Item 3. CONTROLS AND PROCEDURES.
Evaluation of our Disclosure Controls and Internal Controls

As of the end of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that as of the end of the period covered by this quarterly report on Form 10-QSB our disclosure controls and procedures were not effective.

Officers’ Certifications

Appearing as exhibits to this quarterly report are “Certifications” of the CEO and the CFO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the quarterly report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States.

We are not an accelerated filer (as defined in the Exchange Act) and are not required to deliver management’s report on internal controls over our financial reporting until our fiscal year ended December 31, 2006. We became a public company on June 24, 2005. In our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the first half of 2005, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

The material weakness relates to the financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel.

During the first half of 2005, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, the hiring of additional qualified financial accounting personnel, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process.

There were no significant changes in our internal controls over financial reporting that occurred during the current quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information regarding a private placement, which was consummated on June 24, 2005, of a total of 7,500 units, each unit consisting of one share of our Series A convertible preferred stock, par value $.001 per share, and a detachable, transferable warrant to purchase shares of our common stock, at a purchase price of $1,000 per unit, to accredited investors was previously provided on our Current Report on Form 8-K filed with the SEC on June 30, 2005.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 27, 2005, the Company, through a unanimous vote of its board of directors and majority stockholders, approved an amendment to its articles of incorporation pursuant to which the name of the Company was changed to GlobalOptions Group, Inc. from Creative Solutions with Art, Inc. upon the consummation of the Company’s merger transaction with GlobalOptions, Inc., a Delaware corporation, on June 24, 2005.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the following Exhibit Index are filed as part of this Report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated June 24, 2005, among Creative Solutions, GlobalOptions Acquisition Corp. and GlobalOptions, Inc.(2)
3.1	Certificate of Amendment to Articles of Incorporation changing name of Registrant to GlobalOptions Group, Inc. (3)
3.2	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock. (3)
4.1	Form of Four-Year Warrant to Purchase Common Stock at $2.00 per share. (3)
4.2	Form of Four-Year Warrant to Purchase Common Stock at $2.50 per share. (3)
10.1	2004 Non-Statutory Stock Option Plan.(1)
10.2	2005 Stock Option Plan. (4)
10.3	Employment Agreement, dated as of January 29, 2004, between Harvey W. Schiller, Ph.D. and GlobalOptions, Inc., assigned to and assumed by GlobalOptions Group, Inc. (3)
10.4
Letter Agreement among GlobalOptions Group, Inc., GlobalOptions, Inc. and Harvey W. Schiller, pursuant to which GlobalOptions Group, Inc. assumed Dr. Schiller’s original employment agreement with GlobalOptions, Inc. (3)

10.5	Employment Agreement, dated as of January 24, 2002, between Neil C. Livingstone, Ph.D. and GlobalOptions, Inc. (3)
10.6	Employment Agreement, dated as of January 24, 2002, between Thomas P. Ondeck and GlobalOptions, Inc. (3)
10.7	Form of Lock-Up letter between GlobalOptions Group and certain pre-merger stockholders. (3)
10.8	Form of Lock-Up letter between GlobalOptions Group and former GlobalOptions stockholders. (3)
10.9	Form of Private Placement Subscription Agreement. (3)
10.10	Asset Purchase Agreement by and among GlobalOptions, Inc., Confidential Business Resources, Inc., Halsey R. Fisher and Fisher & Associates, Inc. (5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits included with our Registration Statement on Form SB-2, filed with the SEC on July 20, 2004.
(2)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 27, 2005.
(3)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 30, 2005.
(4)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on August 11, 2005.
(5)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on August 18, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALOPTIONS GROUP, INC.

Date: August 22, 2005	By:
Harvey W. Schiller Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 22, 2005	By:
Jeffrey O. Nyweide Chief Financial Officer, Executive Vice President, Corporate Development and Secretary (Principal Financial Officer and Principal Accounting Officer)