Form 10QSB
period 2005-09-30
GlobalOptions Group, Inc.
filed 2005-11-21
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of November 18, 2005, there were 14,433,266 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

GLOBALOPTIONS GROUP, Inc. AND SUBSIDIARIES
Form 10-QSB
September 30, 2005
Index to Unaudited Condensed Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	Page(s)

Condensed Consolidated Balance Sheet as of September 30, 2005	P. 1

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004	P. 2

Condensed Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 2005	P. 3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	P. 5

Notes to Condensed Consolidated Financial Statements	P. 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	P. 29

ITEM 3. CONTROLS AND PROCEDURES	P. 39

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	P. 40

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	P. 40

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	P. 40

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	P. 40

ITEM 5. OTHER INFORMATION	P. 40

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	P. 41

SIGNATURES	P. 42

EXHIBITS 31.1 and 31.2
EXHIBITS 32.1 and 32.2

Part I Financial Information
Item 1.     FINANCIAL STATEMENTS

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet
September 30, 2005
(Unaudited)

ASSETS

Current assets:

Cash	$809,940
Accounts receivable, net of allowance for doubtful
accounts of $617,705	2,116,790
Prepaid expenses and other current assets	122,701

Total current assets	3,049,431

Property and equipment, net	223,531

Other assets:
Intangible assets, net	1,133,411
Goodwill	4,400,621
Security deposits	53,963

Total other assets	5,587,995

Total assets	$8,860,957

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Line of credit	$143,139
Accounts payable	1,018,386
Accrued compensation and related benefits	569,704
Note payable for CBR acquistion	942,923
Due to former stockholder of CBR	492,094
Other current liabilities	383,590

Total current liabilities	3,549,836

Stockholders' equity:
Preferred stock, $0.001 par value,
14,984,000 shares authorized, no shares
issued or outstanding	—

Series A convertible preferred stock, voting, $0.001 par
value, 16,000 shares authorized, 7,750 shares
issued and outstanding, liquidation preference $7,750,000	8

Common stock, $.001 par value; 85,000,000 shares authorized;
14,433,266 shares issued and outstanding	14,433

Additional paid-in capital	11,319,852

Accumulated deficit	(6,023,172)

Total stockholders' equity	5,311,121

Total liabilities and stockholders' equity	$8,860,957

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended,
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$2,509,693	$1,378,197	$4,762,268	$4,022,223

Cost of revenues	1,483,786	1,055,092	2,572,431	2,627,201
Gross profit	1,025,907	323,105	2,189,837	1,395,022

Operating expenses:

Selling and marketing, including compensatory element of stock issuances of $--, $15,500, $38,500 and $24,000, respectively	232,912	202,098	519,172	515,667

General and administrative, including compensatory element of stock issuances of $--, $--, $337,850, and $--	2,037,202	834,517	4,383,676	1,845,358

Total operating expenses	2,270,114	1,036,615	4,902,848	2,361,025

Loss from operations	(1,244,207)	(713,510)	(2,713,011)	(966,003)

Other income (expense):

Interest income	15,688	116	16,563	312

Interest expense	(18,493)	(19,692)	(81,497)	(42,831)

Other expense, net	(2,805)	(19,576)	(64,934)	(42,519)

Net loss	(1,247,012)	(733,086)	(2,777,945)	(1,008,522)

Deemed dividends to Series A convertible preferred stockholders	(147,250)	—	(979,750)	—

Net loss applicable to common stockholders	$(1,394,262)	$(733,086)	$(3,757,695)	$(1,008,522)

Basic and diluted net loss per share applicable to common stockholders	$(0.10)	$(0.08)	$(0.34)	$(0.12)

Weighted average number of common shares outstanding - basic and diluted	14,433,266	8,666,972	11,181,480	8,370,643

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2005
(Unaudited)

			Series A convertible		Additional		Total
	Common stock		preferred stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity

Balance, January 1, 2005	9,331,325	$9,331	—	—	—	$3,342,331	$106,435

Issuance of stock options for services	—	—	—	—	—	38,500	38,500

Issuance of common stock in connection with exercise of warrants for cash	176,471	176	—	—	—	119,824	120,000

Issuance of common stock in connection with exercise of cashless warrants	20,579	21	—	—	—	(21)	—

Issuance of common stock upon conversion of principal and interest of convertible note payable - stockholder	361,891	362	—	—	—	266,721	267,083

Issuance of common stock for services	145,000	145	—	—	—	337,705	337,850

Issuances of Series A convertible preferred stock for cash in connection with private placements	—	—	—	7,750	8	7,749,992	7,750,000

Outstanding common stock of GlobalOptions Group, Inc. at date of reverse merger	4,398,000	4,398	—	—	—	(4,398)	—

Offering costs in connection with private placements of Series A convertible preferred stock	—	—	—	—	—	(530,802)	(530,802)

Net loss	—	—	—	—	—		(2,777,945)

Balance, September 30, 2005	14,433,266	$14,433		$7,750	$8	$11,319,852	$5,311,121

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months
	Ended September 30,
	2005	2004

Cash flows from operating activities:

Net loss	$(2,777,945)	$(1,008,522)

Adjustments to reconcile net loss to net cash used in operating activities:

Provision for bad debt expense	228,686	54,545

Depreciation and amortization	100,099	40,168

Stock based compensation	38,500	24,000

Reverse merger expenses paid with common stock	337,850	—

Change in operating assets:

Accounts receivable	(266,655)	(2,138)

Prepaid expenses and other current assets	(93,476)	(1,469)

Change in operating liabilities:

Accounts payable	(159,158)	101,415

Accrued compensation and related benefits	63,828	25,390

Due to former stockholder of CBR	(116,313)	—

Other current liabilities	31,640	94,849

Deferred revenue and customer deposits	—	(146,922)

Total adjustments	165,001	189,838

Net cash used in operating activities	(2,612,944)	(818,684)

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)

	For the Nine Months
	Ended September 30,
	2005	2004
Cash flows from investing activities:

Purchases of property and equipment	$(3,691)	$—

Acquisition of CBR, less cash acquired	(4,362,877)	—

Net cash used in investing activities	(4,366,568)	—

Cash flows from financing activities:

Net proceeds from line of credit	37,236	209,403

Proceeds from issuance of convertible note payable - stockholder	—	250,000

Proceeds from issuance of common stock	—	750,000

Proceeds from issuance of Series A convertible preferred stock	7,750,000	—

Offering costs in connection with private placements of Series A convertible preferred stock	(530,802)	—

Net cash provided by financing activities	7,256,434	1,209,403

Net increase in cash	276,922	390,719

Cash - beginning	533,018	288,244

Cash - ending	$809,940	$678,963

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$72,747	$40,632

Supplemental disclosures of non-cash investing and financing activities:

Common stock issued upon conversion of convertible note payable stockholder and related accrued interest	$267,083	$—

Common stock issued upon the cashless exercise of warrants	$21	$—

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Operations

GlobalOptions, LLC was formed in November 1998 as a limited liability company (“LLC”) in the state of Delaware. On January 24, 2002, with the approval of the members of the LLC, the LLC converted to a corporation under Delaware law with the name GlobalOptions, Inc. (“GlobalOptions”)

On June 24, 2005, Global Options consummated a “reverse merger” transaction (See Note 12), with Creative Solutions with Art, Inc., (“Creative Solutions”) a Nevada corporation, and the newly formed GlobalOptions Acquisition Corp., (“GlobalOptions Acquisition”) a Delaware corporation, a wholly-owned subsidiary of Creative Solutions. GlobalOptions Acquisition merged with and into Global Options with the result that on June 24, 2005, GlobalOptions became the subsidiary of a public company.

Following the merger, Creative Solutions changed its name to GlobalOptions Group, Inc. (“GlobalOptions Group” or the “Company”) and began trading on the OTC (over the counter) Bulletin Board under the new symbol “GLOI.OB.” As a result of the reverse merger, GlobalOptions became the wholly-owned subsidiary of the newly renamed GlobalOptions Group, with GlobalOptions’ former stockholders acquiring a majority of the outstanding shares of the Company’s common stock, par value $.001 per share, and GlobalOption’s officers and directors replaced the officers and directors of Creative Solutions. The reverse merger was consummated under Delaware law and pursuant to an Agreement and Plan of Merger, dated June 24, 2005 (the “Merger Agreement”). For accounting purposes, the reverse merger has been treated as an acquisition of Creative Solutions by GlobalOptions and a recapitalization of the GlobalOptions. The historical condensed consolidated financial statements prior to June 24, 2005 are those of the GlobalOptions. Pursuant to the reverse merger, GlobalOptions has restated its statements of stockholders equity on a recapitalization basis, so that all accounts are now presented as if the reverse merger had occurred at the beginning of the earliest period presented.

The Company is a provider of risk mitigation services to Fortune 500 corporations, governmental organizations and high-profile individuals throughout the world. The Company’s risk mitigation services currently include (1) risk management and security, (2) investigations and litigation support, and (3) crisis management and corporate governance.

On August 14, 2005, the Company acquired Confidential Business Resources (“CBR”), a privately-held nationwide investigations firm based in Nashville, Tennessee (See Note 4).

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto for GlobalOptions, Inc., included in the Company’s Form 8-K/A filed on September 7, 2005 for the year ended December 31, 2004.

3.	Summary of Significant Accounting Policies

  Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented on a recapitalization basis in accordance with the reverse merger. Common stock equivalents, consisting of options, Series A convertible preferred stock and convertible note payable - stockholder, as further discussed in the notes to the condensed consolidated financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive. The total common shares issuable upon the exercise of stock options, warrants, and the Series A convertible preferred stock as of September 30, 2005 and 2004 was 10,061,821 and 2,516,860, respectively.

Intangible Assets

In accordance with the requirements of Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations”, on August 14, 2005, the Company recognized certain intangible assets acquired in the CBR acquisition (See Note 4), primarily goodwill, tradenames, covenants not to compete, and customer relationships.  In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, on a regular basis, the Company performs impairment analysis of the carrying value of goodwill and certain other intangible assets by assessing the recoverability when there are indications of potential impairment based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)

3.	Summary of Significant Accounting Policies, continued

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

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” ("SFAS 148"). This standard amended the disclosure requirements of SFAS 123 for fiscal years ending after December 15, 2002 to require prominent disclosure in both annual and interim financial statements about the method used and the impact on reported results. The Company follows the disclosure-only provisions of SFAS 123 which require disclosure of the pro-forma effects on net income (loss) as if the fair value method of accounting prescribed by SFAS 123 had been adopted, as well as certain other information.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)

3.	Summary of Significant Accounting Policies, continued

  Stock Based Compensation/Stock Options, continued

Under APB 25, no stock-based employee compensation expense relating to the Company’s stock option plans was reflected in net loss, as all options granted under its plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Three and Nine Months Ended September 30,

	2005	2004

Dividend yield	0%	0%
Expected volatility	55%	55%
Risk-free interest rate	3.0%	2.8%
Expected lives	3 years	3 years

The weighted average fair value of the options on the date of grant, using the fair value based method, for the three months and nine months ended September 30, 2005 and 2004 $ -, $ -, $ - and $0.14, respectively.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition method under the provisions of SFAS 123.

 GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)

3.	Summary of Significant Accounting Policies, continued

  Stock Based Compensation/Stock Options, continued

(All numbers in 000’s except per share data.)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss applicable to common stockholders, as reported	$(1,394)	$(733)	$(3,758)	$(1,009)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, if any	12	41	112	124
Pro-forma net loss	$(1,406)	$(774)	$(3,870)	$(1,133)
Net loss per share applicable to common stockholders - basic and diluted:
As reported	$(0.10)	$(0.08)	$(0.34)	$(0.12)
Pro forma	$(0.10)	$(0.09)	$(0.35)	$(0.14)

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

Notes To Condensed Consolidated Financial Statements

(Unaudited)

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

In June 2005, the EITF reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 30, 2005. EITF 05-6 is not expected to have a material effect on our consolidated financial position or results of operations.

4.	Acquisition of CBR

On August 14, 2005, GlobalOptions purchased substantially all of the assets and business activities of CBR. The aggregate purchase price paid for CBR’s assets and business was approximately $5,189,000 subject to certain future working capital purchase price adjustments as defined in the agreement.

The aggregate purchase price of approximately $5,189,000 consisted of a cash payment of $2,500,000, a cash payment of $1,746,000 to pay off CBR’s line of credit balance and, a note payable to the seller of $943,000 due August 14, 2006. The company also incurred a broker fee of approximately $143,000, which was included in goodwill. The purchase is subject to change based upon future adjustments to working capital, as defined, for working capital acquired from CBR as of the acquisition date.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)

4.	Acquisition of CBR, continued

The assets and liabilities of CBR have been recorded in the Company’s condensed consolidated balance sheet at their fair values at the date of acquisition. As part of the purchase of CBR on August 14, 2005, the Company acquired identifiable intangible assets of approximately $1,192,000. Of the identifiable intangibles acquired, $80,000 has been assigned to trade names, $52,000 to developed technology, $550,000 to customer relationships, and $510,000 to non-compete agreements. These valuations are management’s estimates and are subject to change based upon a final valuation report by an independent appraiser in conjunction with the audit of the Company for the year ending December 31, 2005. Trade names are deemed to have an indefinite life and are not subject to amortization. The remaining balance of acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following table details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period in Years
Developed technology	3 years
Non-compete agreements	3 years
Customer relationships	5 years

The following table details the allocation of the purchase price for the acquisition of CBR:

Fair Value

Cash	$26,086
Accounts receivable	1,465,352
Prepaid expenses	20,549
Property and equipment	153,802
Security deposits	16,032
Intangible asset - trade names	80,000
Intangible asset - developed technology	52,000
Intangible asset - customer relationships	550,000
Intangible asset - non-compete agreements	510,000
Accounts payable and accrued expenses	(909,923)
Accrued compensation and related benefits	(379,231)
Due to former stockholder of CBR	(618,407)
Other current liabilities	(34,995)

Net fair values assigned to assets acquired and
liabilities assumed	931,265
Goodwill	4,257,752
Total	$5,189,017

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)

4.	Acquisition of CBR - continued

The following represents a summary of the purchase price consideration:

Cash	$4,246,094
Note payable	942,923

Total Purchase Price Consideration	$5,189,017

The results of operations for CBR for the period from August 14, 2005 to September 30, 2005, are reflected in the Company’s results for the three and nine months ended September 30, 2005 in the accompanying condensed consolidated statements of operations.

The following table presents the unaudited pro-forma combined results of operations of the Company and CBR for each of the three and nine month periods ending September 30, 2005 and 2004, respectively as if CBR had been acquired at the beginning of each of the periods.

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Revenue	$3,847,993	$3,906,224	$11,149,718	$9,926,544

Net loss applicable to common stockholders	$(1,536,403)	$(750,978)	$(4,989,662)	$(1,531,808)

Pro-forma basic and diluted net loss per common share	($0.11)	($0.09)	($0.45)	($0.18)

Weighted average common shares outstanding - basic and diluted	14,433,266	8,666,972	11,181,480	8,370,643

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the CBR acquisition had been completed as of the beginning of 2004, nor are they necessarily indicative of future consolidated results.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)

5.	Intangible Assets

Intangible assets consist exclusively of amounts related to the CBR acquisition (See Note 4).

The estimated amortization of amortizable intangible assets for the five years ending September 30, 2010 is as follows:

For the years ending September 30,	Total	Developed Technology	Non-Compete Agreements	Customer Relations
2006	$303,000	$20,000	$167,000	$116,000
2007	$303,000	$20,000	$167,000	$116,000
2008	$270,000	$8,000	$146,000	$116,000
2009	$116,000			$116,000
2010	$63,000			$63,000

During the three and nine months ended September 30, 2005, the Company recorded amortization expense related to the acquired amortizable intangibles of $58,590.

The weighted average amortization period for amortizable intangibles is 3.7 years and has no residual value.

6.	Property and Equipment

At September 30, 2005, property and equipment is comprised of the following:

Computer and equipment	$379,753
Furniture and fixtures	147,717
Automobiles	56,374
Leasehold improvements	125,039
708,883
Less: accumulated depreciation and amortization	485,352
Total	$223,531

Depreciation and amortization for the three and nine months ended September 30, 2005 and 2004 was $20,343 and $9,685, and $41,509 and $40,168, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)

7.	Line of Credit

During November 2003, the Company signed a $1,000,000 line of credit with a financial institution with an interest rate of prime plus 1.5% (6.75% at September 30, 2005) secured by accounts receivable and subject to monthly covenants.

In conjunction with the establishment of this line of credit, the financial institution was granted warrants to purchase 29,411 shares of the Company’s common stock at $0.60 per share. The value of these warrants, computed using the Black-Scholes option pricing model was deemed to be de-minimus. These warrants were exercised on June 24, 2005 on a cashless basis, and were exchanged for 20,579 shares of common stock.

This line of credit was renewed on May 4, 2005 and expires on February 3, 2006, increasing the facility amount to $1,875,000. The balance outstanding under the line of credit at September 30, 2005 was $143,139.

8.	Due to Former Stockholder of CBR

During 2001, CBR entered into an agreement to purchase certain assets and assume certain liabilities of Gallagher Bassett Services, Inc. (“Gallagher”). The purchase agreement required that CBR make additional payments to Gallagher, as consideration for the acquisition over a five year period ending during August 2006. These additional payments are equal to a percentage of revenues generated on a calendar year basis by Gallagher on behalf of CBR as defined in the purchase agreement.

The Company assumed the liability of $618,407 in connection with the acquisition of CBR (See Note 4). At September 30, 2005, the balance due under this agreement is $492,094.

Related Revenue	Applied percentage to calculate additional consideration
Up to $3,000,000	5%
Between $3,000,000 and $5,000,000	7%
Between $5,000,000 and $6,000,000	9%
Over $6,000,000	10%

9.	Other Current Liabilities

At September 30, 2005, other current liabilities consisted of the following:

Accrued client expenses	$160,763
Corporate development expenses	112,461
Deferred rent	38,868
Advisory board compensation	31,000
Miscellaneous	40,498

Total	$383,590

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)

10.	Convertible Note Payable - Stockholder

During August 2004, the Company received $250,000 in the form of a four year convertible note to QuanStar I, LLC (“QuanStar”), an existing stockholder. This convertible note bore interest at a rate of 10% per annum, with interest payable quarterly commencing October 1, 2004. The principal amount was due upon maturity in August 2009. On June 24, 2005, at the option of QuanStar, the $250,000 convertible note and accrued interest of $17,083 was converted into 361,891 shares of common stock.

11.	Commitments and Contingencies

Employment Agreements

GlobalOptions entered into employment agreements that are renewed on an annual basis with both its Chief Executive Officer and President. Base compensation is $260,000 and $250,000, per annum for its Chief Executive Officer and its President, respectively.

On January 29, 2004, the Company entered into an employment agreement with its Chairman of the Board. This agreement provided for base compensation of $200,000 per annum. The agreement provided for a sign-on grant of an option to purchase 441,177 shares of common stock and a one year bonus consisting of a grant of an option to purchase 441,177 shares of common stock. For both stock option grants the exercise price is $0.60 per share

GlobalOptions employment agreement with its Chairman was assigned to the Company effective as of June 27, 2005. Pursuant to the assignment, (i) the Chairman’s salary was increased to the annual rate of $300,000 retroactive to January 1, 2005, (ii) all of the Chairman’s stock options in GlobalOptions were confirmed to have vested with the consummation of the reverse merger, (iii) the Chairman agreed to forego receiving any 2005 annual bonus that he is entitled to under the employment agreement, and (iv) and the Company and the Chairman agreed to negotiate in good faith bonus arrangements after December 31, 2005.

In connection with the acquisition of CBR, (See Note 4) GlobalOptions, entered into a three year employment agreement with Halsey Fischer, the former president and chief executive officer of CBR. Under the terms of the agreement, Mr. Fischer will serve the company as President of the Investigations Division (See Note 16) and shall receive an annual salary of $200,000 per annum and be eligible for a discretionary annual bonus segment of the Company of up to $50,000. In addition, the Company has assumed the employment agreements of three former employees of CBR, with such agreements having remaining terms of one year from the date of the acquisition of CBR, representing in the aggregate a remaining obligation of approximately $200,000 at September 30, 2005.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)

11.	Commitments and Contingencies - continued

Operating Leases

In connection with the purchase of assets and assumption of liabilities of CBR, GlobalOptions assumed the obligations for the leases of the eight CBR offices. Such lease obligations are through the year 2010 and carry terms that allow for renewals.

Future minimum lease payments under this lease are as follows:

For the Years Ending September 30,
2006	$256,748
2007	184,257
2008	121,684
2009	64,326
2010	42,540
Total	$669,560
Consulting Agreement

GlobalOptions has been a party to a consulting agreement with BKS Advisors, LLC (“BKS”) pursuant to which BKS Advisors provides GlobalOptions management with certain business, strategy and financial services. The agreement with BKS has a term that extends through October 2006. The consulting agreement provides for a monthly fee of $25,000 which may be adjusted based on the level of services provided. On June 1, 2005, BKS assigned its rights under this agreement to Jeffrey O. Nyweide, Chief Financial Officer and Executive Vice President of Corporate Development of GlobalOptions Group.

12.	Stockholders’ Equity

Common Stock

The Company has authorized 85,000,000 shares of common stock. The holders of the Company’s common stock are entitled to one vote per share. The certificate of incorporation does not provide for cumulative voting. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution, after payment of or provision for all liabilities and the liquidation preference of any outstanding Series A convertible preferred stock. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

During August 2004, the Company issued 1,102,941 shares of common stock for proceeds of $750,000, and warrants to purchase 176,471 shares of common stock at $0.68 per share to QuanStar I, LLC, who was a holder of a convertible note payable issued by GlobalOptions (See Note 10) and a compensated financial advisor to GlobalOptions (See Note 15).

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)
12.	Stockholders’ Equity, continued

Stock Based Compensation

On June 24, 2005, the Company issued 145,000 shares of common stock at a value of $337,850 to an advisor for its services related to the reverse merger. This cost is reflected in general and administrative costs in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005.

During the three and nine month periods ended September 30, 2005 and 2004, the Company issued stock options to certain members of its advisory boards in exchange for their advisory services to the Company valued at $ --, $15,500, $38,500 and $24,000, respectively.

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

Pursuant to the Merger Agreement, stockholders of GlobalOptions received one share of GlobalOptions Group common stock for each 1.7 issued and outstanding shares of GlobalOptions common stock at closing for which 4,650,000 shares of GlobalOptions common stock was exchanged for 2,735,294 shares of common stock of GlobalOptions Group.
The convertible preferred shares of GlobalOptions exchanged included the issuance of 20,579 shares of common stock resulting from the cashless exercise in June 2005 of a warrant held by a financial institution for the purchase of 29,411 shares of stock of the Company (See Note 7), the issuance of 361,891 shares of common stock of the Company resulting from the surrender of QuanStar’s $250,000 Convertible Note and accrued interest of $17,083 and the issuance of 176,471 shares of common stock of the Company resulting from the exercise of a warrant to purchase 176,471 shares held by the QuanStar Group, LLC.

Reverse Merger and Private Placement - Summary of Transactions

On June 24, 2005, the Company consummated a reverse merger transaction (See Note 1).

At closing GlobalOptions Group issued 9,890,266 shares of its common stock to the former common and convertible preferred stockholders of GlobalOptions, in exchange for 100% of their outstanding shares of GlobalOptions.

GlobalOptions Group has assumed all of GlobalOption’s obligations under its outstanding stock option plan and has reserved 6,500,000 shares of GlobalOptions Group common stock for stock options issuable under a newly adopted 2005 Stock Option Plan (See Note 13). At the time of the reverse merger, GlobalOptions had outstanding stock options to purchase 4,450,721 shares of common stock, which outstanding options became stock options to purchase 2,618,071 shares of common stock of GlobalOptions Group, after giving effect to the reverse merger exchange ratio. Neither GlobalOptions nor GlobalOptions Group had any warrants to purchase shares of common stock outstanding immediately prior to the closing of the reverse merger. The pricing of all stock options has been adjusted on a 1.7 to 1 basis.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)
12.	Stockholders’ Equity, continued

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

In connection with the reverse merger, GlobalOptions Group completed the closing of a private placement of a total of 7,500 each unit consisting of one share of our Series A convertible preferred stock, par value $.001 per share, and a detachable, transferable warrant to purchase shares of the Company’s common stock, at a purchase price of $1,000 per unit, to accredited investors pursuant to the terms of a Confidential Private Offering Memorandum, dated April 18, 2005, as supplemented. Each share of Series A convertible preferred stock is initially convertible into 500 shares of common stock at any time. Each warrant entitles the holder to purchase 125 shares of common stock at an exercise price of $2.50 per share through June 24, 2009, subject to certain redemption provisions. The Company received proceeds from the tranches of the private placement of approximately $7,041,000, net of offering costs of approximately $459,000.

Brookshire Securities Corporation served as placement agent in connection with the private placement. The placement agent received a cash fee in the aggregate of $200,000, four-year warrants to purchase 150,000 shares of GlobalOptions Group’s common stock at an exercise price of $2.00 per share, and four-year warrants to purchase an additional 350,000 shares of the Company’s common stock at an exercise price of $2.50 per share on terms which are identical to those warrants included in the units.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)
12.	Stockholders’ Equity, continued

Reverse Merger and Private Placement - Summary of Transactions, continued

Verus International Group served as advisor to the Company on the structuring and execution of the reverse merger. In connection with the identification and structuring of the reverse merger and effective as of the closing of the reverse merger, the Company paid Verus or its designees a fee equal to 145,000 shares of common stock valued at $337,850 and a fee paid in warrants as an advisor for the private placement equal to 396,095 cashless four-year warrants to purchase the Company’s common stock exercisable at $2.00 per share, and a fee paid in warrants equal to 1,053,905 warrants to purchase the Company’s common stock exercisable at $2.50 per share on terms which are identical to those warrants included in the units.

The Company’s placement agent entered into a selected dealer agreement with Starboard Capital Markets, LLC (“Starboard Capital”), a registered broker-dealer for the sale of certain of the units. Pursuant to the form of selected dealer agreement, for units sold by the selected dealer which were received and accepted by the Company and the placement agent, Starboard Capital received (i) a cash fee of $7,500 and (ii) warrants to purchase 150,000 shares of the Company’s common stock. These warrants are comprised of (i) warrants to purchase 42,000 shares of common stock with an exercise price equal to $2.00 per share, exercisable for a four-year period commencing on the date of issuance, with cashless exercise features, and (ii) warrants to purchase 108,000 shares of common stock with an exercise price equal to $2.50 per share, exercisable for a four-year period commencing on the date of issuance, with features otherwise identical to the warrants sold in the private placement.

The Company has agreed to engage Verus for a period of 24 months following the closing of the merger and private offering to provide capital markets advisory services at a monthly rate of $10,000, payable 50% in cash and 50% in common stock at the then-current market value.

Series A Convertible Preferred Stock

The Company. has authorized a total of 15,000,000 shares of preferred stock. In conjunction with the reverse merger, the Company designated 16,000 shares as authorized for Series A convertible preferred stock.

Holders of Series A convertible preferred stock will be entitled at any time to convert their shares of Series A convertible preferred stock into common stock, without any further payment thereafter. Each share of Series A convertible preferred stock is initially convertible into 500 shares of common stock at a conversion price of $2.00 per common share and is immediately convertible into common stock.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)
12.	Stockholders’ Equity, continued

Series A Convertible Preferred Stock, continued

On September 22, 2005 GlobalOptions Group closed out its initial private placement with the sale of 250 units, as detailed in the Company’s Confidential Private Offering Memorandum, dated April 18, 2005, as amended, the Company received proceeds from the private placement of approximately $178,000, net of offering costs of $72,000. In connections with this private placement, 31,250 of Series A warrants were issued to investors, 12,100 of the Series B warrants were issued to the placement agent and advisors and 4,563 of the Series C warrants were issued to the placement agent and advisors. In addition, in conjunction with the close out of the initial private placement, 350,994 of the Series B warrants and 132,342 of the Series C warrants were issued to Versus International Group.

Series A Convertible Preferred Stock - Beneficial Conversion Feature and Deemed Dividends

At June 24, 2005, the date of issuance, the fixed conversion price of the Series A convertible preferred stock of $2.00 represented a discount to the market value of the Company’s common stock, which was at a quoted market price of $2.10 per share. In accordance with EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” and EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios”, the Company determined the relative fair value of the warrants and the convertible preferred stock and allocated the proceeds received on a relative fair value basis. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 55%, risk-free interest rate of 3% and an expected term of two years. Based upon this calculation, the effective conversion price of the convertible preferred stock was determined to be $1.88 per common share, resulting in a beneficial conversion feature of $832,500 at June 24, 2005.

At September 22, 2005, the fixed conversion price of the Series A convertible preferred stock of $2.00 represented a discount to the market value of the Company’s common stock, which was at a quoted market price of $3.00 per share. The Company determined the relative fair value of the warrants and the convertible preferred stock and allocated the proceeds received on a relative fair value basis. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 55%, risk-free interest rate of 3% and an expected term of two years. Based upon this calculation, the effective conversion price of the convertible preferred stock was determined to be $1.18 per common share, resulting in a beneficial conversion feature of $147,250 at September 22, 2005.

The Company has presented the beneficial conversion feature as deemed dividends on the condensed statements of operations of $147,250 and $979,750, respectively for the three and nine months ended September 30, 2005.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)
12.	Stockholders’ Equity, continued

Series A Convertible Preferred Stock Features

The number of shares of common stock issuable upon conversion of the Series A convertible preferred stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of the common stock; an issuance of common stock or other securities of the Company as a dividend or distribution on the common stock; a reclassification, exchange or substitution of the Company’s common stock; or a capital reorganization of the Company. In the event that the Company issues any shares of common stock or common stock equivalents in a private placement, secondary offering or shelf offering for cash consideration at a price less than $2.00 per share of common stock, the conversion rate will be that number of shares of common stock equal to $1,000 divided by the price per share at which we issue common stock (the “Denominator”), but in no event will the Denominator be less than $.765 per share.

Holders of Series A convertible preferred stock are entitled to vote their shares on an as-if-converted to common stock basis, and will vote together with the holders of the common stock, and not as a separate class. Holders of Series A convertible preferred stock will also have any voting rights to which they are entitled by law.

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, holders of Series A convertible preferred stock will be entitled to receive out of assets of the Company available for distribution to its stockholders, before any distribution is made to holders of the common stock, liquidating distributions in an amount equal to $1,000 per share. After payment of the full amount of the liquidating distributions to which the holders of the Series A convertible preferred stock are entitled, holders of the Series A preferred stock will receive liquidating distributions pro rata with holders of common stock, based on the number of shares of common stock into which the Series A convertible preferred stock is convertible at the conversion rate then in effect.

The Series A preferred stock may not be redeemed by the Company at any time.

Holders of Series A convertible preferred stock will not be entitled to receive any dividends, except to the extent that any dividends are declared on the Company’s common stock, in which case holders of Series A convertible preferred stock will be entitled to receive such dividends on an as-if-converted basis.

  Warrants (Series A & B)

Each warrant, of which 937,500 of the Series A were issued to investors and 1,511,905 of the Series B that were issued to the placement agent and advisors, entitles the holder thereof to purchase 125 shares of common stock at an exercise price of $2.50 per share from the date of issuance until the fourth anniversary thereof. The Company may call the warrants beginning 15 months after the closing of the private placement at a rate of 25% per quarter if at any time during such quarter the 30-day trailing average stock price is greater than $4.00 per share.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)
12.	Stockholders’ Equity, continued

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

Adjustments (applicable to Warrants - Series A, B and C)

In the event that the Company issues any shares of its common stock or common stock equivalents following in a private placement, secondary offering or shelf offering for cash consideration at a price less than $2.50 per share of common stock for Series A and B warrants or $2.00 per share of common stock for Series C warrants, respectively, (i) the number of shares of common stock for which each warrant is exercisable will be adjusted to equal that number which is the result of the original number of shares of common stock for which each warrant is exercisable multiplied by $2.50 per share of common stock for Series A and B warrants and $2.00 per share of common stock for Series C warrants, and divided by the price per share at which the Company will issue such common stock, but in no event will the denominator be less than $.765 per share, and (ii) the exercise price of each warrant shall be reduced to equal the price per share at which GlobalOptions Group issues such common stock or common stock equivalents, but in no event will the exercise price be reduced to less than $.765 per share. Additionally, the warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock dividends, stock splits, and other similar events.

 The holders of any type of warrant will not possess any voting or other rights as a stockholder of the Company unless and until the holder exercises the warrant.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)

13.	Stock Option Plan

On January 24, 2002, the Board of Directors and stockholders of GlobalOptions approved the 2002 Stock Option Plan (“the 2002 Plan”). The Plan is administered by the Board of Directors (“the Board”) of GlobalOptions. Directors and stockholders, officers, employees, and consultants of the Company were eligible to participate. The Plan provided for the awards of incentive and nonstatutory stock options. The Plan initially provided for 1,685,000 shares of common stock to be reserved for issuance under the Plan. On August 4, 2004, the Company authorized an additional 1,585,095 shares of common stock to be reserved for issuance under the Plan. The Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in ten years. The exercise price was equal to at least 100% of the fair market value of a share of common stock, as determined by the Committee, on the grant date.

On August 5, 2005, the Board of Directors and stockholders of the Company approved the 2005 Stock Option Plan (the “Plan”), which replaced the 2002 plan.. The Plan was administered by the Company’s compensation committee and provided for 6,500,000 shares of common stock to be reserved for issuance under the Plan. Directors, officers, employees, and consultants of the Company were eligible to participate. The Plan provided for the awards of incentive and nonstatutory stock options. The Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in ten years. The exercise price was equal to at least 100% of the fair market value of a share of common stock, as determined by the Committee, on the grant date.

During the three and nine months ended September 30, 2004, the Company granted 12,059 and 1,157,353 options respectively, at an exercise price of $0.60 per share that vest ratably over 3 years and expire five years from the date of grant. During the period from January 1, 2005 to June 30, 2005, the Company granted 25,588 options at an exercise price of $0.68 per share that expire five years from the date of grant. There were no options granted during the three months ended September 30, 2005.

14.	Major Clients

The Company’s top three clients represented 16%, 9%, and 7%; and 22%, 19%, and 8%, respectively, of revenues for the nine months ended September 30, 2005 and 2004, respectively. The Company’s top three clients represented 9%, 11%, and 4%; and 23%, 21%, and 20%, respectively, of revenues for three months ended September 30, 2005 and 2004, respectively.

The Company has foreign clients representing 1% and 1% of revenues for the nine months ended September 30, 2005, and foreign clients representing 22%, 3%, 2%, respectively, of revenues for the nine months ended September 30, 2004. The Company has foreign clients representing 11%, 2% and 2%, respectively, of revenues for three months ended September 30, 2005, and a foreign client representing 23% of revenues for three months ended September 30, 2004. These foreign clients operate primarily in Russia. For each of these foreign clients the Company is paid in U.S. dollars.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)

15.	Related Party Transactions

The Company is a party to an advisory agreement with the QuanStar Group, LLC (“QuanStar Group), pursuant to which QuanStar Group renders strategic and consulting services to the Company, particularly in the areas of corporate finance and strategic acquisitions, and is paid a monthly retainer of $15,000. During the three and nine months ended September 30, 2005 under this agreement, the Company incurred costs of $45,000 and $135,000 respectively and for three and nine months ended September 30, 2004 incurred costs of $30,000 and $30,000 respectively. The advisory agreement was entered into as of August 2004 and has an initial term of 24 months renewing automatically for successive one-year periods, unless terminated by either party. Harvey W. Schiller, Ph.D., the Company’s Chairman and Chief Executive Officer, and Per-Olof Lööf, the Company’s Vice Chairman of the Board, are partners in the QuanStar Group.

16.	Client and Segment Data

The Company’s reportable operating segments services consisted of the following three business segments: Investigations/Litigation Support, Crisis Management Services and Security. The Company’s reportable segments are organized, managed and operated along product lines. These product lines are provided to similar clients, are offered together as packaged offerings, generally produce similar margins and are managed under a consolidated operations management.

The Investigations/Litigation Support Services segment includes activities from litigation support, due diligence, inventory control, asset recovery, and business intelligence.

The Crisis Management Services segment includes activities related to risk planning and response to natural disasters, kidnappings, labor disputes, bombings, product tampering and industrial espionage.

The Security Services segment includes activities from threat and vulnerability assessments; fraud prevention; IT security, and technical systems/counter-measures both nationally and internationally.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)

16.	Client and Segment Data, continued

Total revenues by segment include revenues to unaffiliated customers. The Company evaluates performance based on income (loss) from operations. Operating income (loss) is gross profit less operating expenses.

The following tables summarize financial information about the Company’s business segments for the three and nine months ended September 30, 2005 and 2004 (in thousands):

For the Three Months Ended September 30, 2005
	Investigations/ Litigation Support	Crisis Management	Security	Corporate	Consolidated
Revenues	$1,916	$267	$327	$—	$2,510
Loss from Operations	$(646)	$(326)	$(273)	$—	$(1,244)

Depreciation and Amortization	$—	$—	$—	$79	$79
Interest Expense	$—	$—	$—	$18	$18
Capital Expenditures	$—	$—	$—	$4	$4

For the Three Months Ended September 30, 2004
	Investigations/ Litigation Support	Crisis Management	Security	Corporate	Consolidated
Revenues	$515	$315	$548	$—	$1,378
Loss from Operations	$(168)	$(221)	$(325)	$—	$(714)
Depreciation and Amortization	$—	$—	$—	$10	$10
Interest Expense	$—	$—	$—	$20	$20
Capital Expenditures	$—	$—	$—	$—	$—

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)

16.	Client and Segment Data, continued

For the Nine Months Ended September 30, 2005
	Investigations/ Litigation Support	Crisis Management	Security	Corporate	Consolidated
Revenues	$3,383	$763	$616	$—	$4,762
Loss from Operations	$(1,536)	$(824)	$(353)	$—	$(2,713)
Depreciation and Amortization	—	—	—	$100	$100
Interest Expense	$—	$—	$—	$65	$65
Capital Expenditures	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2004
	Investigations/ Litigation Support	Crisis Management	Security	Corporate	Consolidated
Revenues	$1,957	$1,089	$976	$—	$4,022
Loss from Operations	$(217)	$(485)	$(264)	$—	$(966)
Depreciation and Amortization	$—	$—	$—	$40	$40
Interest Expense	$—	$—	$—	$43	$43
Capital Expenditures	$—	$—	$—	$—	$—

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)
17.	Subsequent Event

Stock Options

On November 2, 2005, the Company granted to Mr. Halsey Fischer an option to purchase 375,000 shares of common stock and to CBR employees, options aggregating 108,696 shares of common stock at an exercise price based upon the closing price of the common stock of that day. These options shall vest ratably over three years and expire five years from the date of grant.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can sometimes be identified by the use of forward-looking words such as “anticipate,”  “believe,”  “estimate,”  “expect,”  “intend,”  “may,”  “will” and similar expressions. These statements are based on management’s current expectations and are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, intended or projected.

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

General

We are a provider of risk mitigation services to Fortune 500 corporations, governmental organizations and high-profile individuals throughout the world. Our risk mitigation services currently include investigations and litigation support, risk management, security, crisis management and corporate governance. Our investigations and litigation segment operates primarily domestically. We have many engagements in the remainder of our business that may take our staff around the world and are typically highly sensitive engagements where we are interacting with senior leaders in both corporations and governments. Our overall mission is to identify, evaluate, assess and prevent issues that may threaten people, organizations or strategic initiatives for companies and governments around the globe.

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

On June 24, 2005, we completed a reverse merger transaction, in which GlobalOptions Acquisition Corp., a Delaware corporation and our newly-created, wholly-owned subsidiary (“GlobalOptions Acquisition”), merged with and into our operating company, GlobalOptions, Inc., a Delaware corporation (“GlobalOptions”). At the time of the reverse merger, our corporate name was Creative Solutions with Art, Inc. (“Creative Solutions”). Following the reverse merger we changed our name to GlobalOptions Group, Inc. (“GlobalOptions Group”) and our trading symbol to “GLOI.OB.” As a result of the reverse merger, GlobalOptions became our wholly-owned operating subsidiary, with GlobalOptions’ former security holders acquiring a majority of the outstanding shares of our common stock, par value $.001 per share. The reverse merger was consummated under Delaware law and pursuant to an Agreement and Plan of Merger, dated June 24, 2005. A copy of the Merger Agreement was included as an exhibit to our Current Report on Form 8-K, dated June 27, 2005, which was filed with the U.S. Securities and Exchange Commission on June 27, 2005. Concurrent with the closing of the reverse merger, and on September 22, 2005, we also completed a private offering to accredited investors of units consisting of one share of our series A convertible preferred stock and detachable, transferable warrants to purchase 125 shares of our common stock, and received proceeds of approximately $7,219,200 at the closing of the private placement, net of offering costs of approximately $530,800.

GlobalOptions’ business is our sole line of business. Our principal corporate offices are located at 75 Rockefeller Plaza, 27th Floor, New York, New York 10019. Our telephone number is (212) 445-6262.

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

In connection with the private placement and reverse merger, in which Verus International Group, Inc. acted as an advisor to GlobalOptions, GlobalOptions agreed to allow a designee of Verus to be nominated to the board of directors of GlobalOptions Group. This agreement continues in effect for a period of two years. John P. Oswald was designated to be Verus’ board nominee to GlobalOptions Group. However, due to certain other commitments, John P. Bujouves will be acting as the Verus board nominee while John Oswald will be entitled to board observation rights. Verus has indicated that they intend to replace Mr. Bujouves with Mr. Oswald as soon as practicable.

On May 19, 2005, GlobalOptions and Confidential Business Resources (“CBR”), a privately-held nationwide investigations firm based in Nashville, Tennessee, entered into an asset purchase agreement with respect to the proposed acquisition by GlobalOptions of all of the assets and business activities of CBR. The acquisition of CBR was completed August 14, 2005.

On June 24, 2005, Harvey W. Schiller, Ph.D. was named Chairman and Chief Executive Officer, Per-Olof Lööf was named Vice Chairman of the Board of Directors, and Jeffrey O. Nyweide was named Chief Financial Officer, Executive Vice President-Corporate Development and Secretary.

The following discussion and financial information is presented to aid in understanding our financial position and results of operations. The emphasis of this discussion will be on the three and nine-month periods ended September 30, 2005, as compared to the three and nine-month periods ended September 30, 2004.

We experienced a decline in operating results in 2005 when compared to the same period in 2004. We had revenues of $4,762,268 for the nine months ended September 30, 2005, as compared to revenues of $4,022,223 for the nine months ended September 30, 2004, an increase of $740,045, or approximately 18%. Of the revenues reported in the nine months ended September 30, 2005, approximately 81% were domestic and 19% related to international clients. The increase in revenues for the nine months ended September 30, 2005 is primarily attributable to CBR which provided revenues of $1,361,469 for the period from August 14, 2005 (date of acquisition) to September 30, 2005. Revenues for the three months ended September 30, 2005 were $2,509,693 as compared to $1,378,197 for the same quarter in 2004, reflecting an increase of $1,131,496, or approximately 82%.

Although GlobalOptions Group does have some long-term relationships with its clients, our ability to generate revenue is generally dependent upon obtaining many new projects each year, most of which are relatively short-term. Accordingly, period-to-period comparisons within a given year or between years will need to take this normal fluctuation into consideration.

Our gross profit for the nine months ended September 30, 2005 was 45.9% as compared to 34.6% for the nine months ended September 30, 2004. Gross profit for the three months ended September 30, 2005 was 40.8% as compared to 23.4% in the comparable 2004 quarter. The increase for the nine and three month periods ended September 30, 2005 was primarily due to an increase in client orders related to higher-end consulting services as compared to the nine-month and three-month periods ended September 30, 2004, where the orders mostly entailed lower-end operational services for lower gross profit services.

Net loss applicable to common stockholders for the nine months ended September 30, 2005 and 2004 was $3,757,695 and $1,008,522, respectively, an increase of $2,749,173 or approximately 273%. Net loss applicable to common stockholders for the three months ended September 30, 2005 and 2004 was $1,394,262 and $733,086, respectively, an increase of $661,176 or approximately 90%. The increased net loss applicable to common stockholders for the nine month period was primarily due to the deemed dividends on Series A convertible preferred stock of $979,750, the large increase in professional fees related to the reverse merger and to corporate development expenses.

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

Our strategic vision is to build the first truly integrated enterprise risk mitigation company by selectively acquiring the best companies in the industry with proven management teams and a strategic long-term vision. Platform acquisitions will be geographically diverse and offer solutions in different risk mitigation segments to gain scope and synergies. Targets will have a combination of existing clients, revenue, significant channel presence and/or a high margin core business. Five initial acquisitions have been identified, including the first acquisition, CBR, as described below.

On May 19, 2005, GlobalOptions, a wholly owned subsidiary of the Company, and CBR, a privately-held nationwide investigations firm based in Nashville, Tennessee, entered into an asset purchase agreement with respect to the proposed acquisition by GlobalOptions of all of the assets and business activities of CBR. The acquisition of CBR was completed August 14, 2005 and the details of the asset purchase are more fully described in our filing on Form 8-K as filed with the Securities and Exchange Commission on August 18, 2005. The aggregate purchase price of approximately $5,189,000 consisted of a cash payment of $2,500,000, a cash payment of $1,746,000 to pay off the seller line of credit balance, a note payable to the seller of $943,000 due August 14, 2005. The purchase price is subject to change based upon adjustments to working capital. Based upon audited financial statements included in the Company’s 8-K/A filing on October 28, 2005, CBR’s revenues and net loss for the year ended December 31, 2004 were approximately $8.8 million and $1.0 million, respectively. CBR estimates that its revenues for the year ending December 31, 2005 will be approximately $9.5 million.

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

Because of the personal and sensitive nature of risk mitigation and investigative engagements, the ability to provide services and retain clients is driven largely by reputation and personal relationships. Under the leadership of Harvey W. Schiller, Ph.D., executive Chairman of the Board of Directors and Chief Executive Officer of GlobalOptions Group, Neil C. Livingstone, Ph.D., Chief Executive Officer of GlobalOptions and Halsey R. Fischer, President of the newly-acquired CBR, GlobalOptions Group provides not only vision, management and leadership, but strong relationships with leaders in both corporate and government markets. GlobalOptions Group has the relationships to bring in high-margin, well-known clients, while the Company’s operational experience allows for execution of these sensitive and critical engagements. Once these projects are completed, there are a variety of annuity-based, long-term products and services that can be combined into a comprehensive suite of solutions to evolve the business into a more profitable and recurring revenue product-based business.

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

Critical Accounting Policies

GlobalOptions Group’s significant accounting policies, including the assumptions and judgments underlying them, are more fully described in our “Notes to Condensed Consolidated Financial Statements” included in this Form 10-QSB. Some of our accounting policies require the application of significant judgment by management in the preparation of the consolidated financial statements, and as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. GlobalOptions Group has identified certain of its accounting policies as the ones that are most important to the portrayal of our consolidated financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. GlobalOptions Group’s critical accounting policies include the following:

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

Under APB 25, no stock-based employee compensation expense relating to our stock option plans was reflected in net loss, as all options granted under its plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Allowance for Doubtful Accounts

We provide services to a variety of different clients across the United States and internationally and extend credit to our clients in the normal course of business.  We rarely obtain collateral to enhance the collection of receivables.  We determine the amount of the allowance for doubtful accounts primarily based upon an aging of the receivables balances, as well as upon the judgment our officers and managers.

GlobalOptions Group’s Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues

We had overall revenues of $2,509,693 for the three months ended September 30, 2005 as compared to revenues of $1,378,197 for the three months ended September 30, 2004, for an increase of $1,131,496, or approximately 82%. Of the revenues reported in the three months ended September 30, 2005, approximately 81% was domestic and 19% related to international clients. The increase in revenue for the three months ended September 30, 2005 was primarily attributable to the acquisition of CBR.

Investigations/Litigation Support Segment Revenues

In the investigations/litigation support segment, we had revenues of $1,915,825 for the three months ended September 30, 2005, as compared to revenues of $515,166 for the three months ended September 30, 2004, for an increase of $1,400,659 or approximately 272%. All of the investigations/litigation support revenues reported in the three months ended September 30, 2005 were domestic. The increase in revenue for the three months ended September 30, 2005 was primarily attributable to the expansion of our client base through the acquisition of CBR for which all revenues are included in this segment..

Crisis Management Segment Revenues

In the crisis management segment, we had revenues of $267,163 for the three months ended September 30, 2005 as compared to revenues of $314,848 for the three months ended September 30, 2004, a decrease of $47,685 or approximately 15%. All of the crisis management revenues reported in the three months ended September 30, 2005 related to international clients. The decrease in revenue for the three months ended September 30, 2005 was primarily attributable to prior successful resolution of several client crises.

Security Segment Revenues

In the security segment, we had revenues of $326,706 for the three months ended September 30, 2005 as compared to revenues of $548,183 for the three months ended September 30, 2004, a decrease of $221,477 or approximately 40%. Of the security segment revenues reported in the three months ended September 30, 2005, all were domestic. The decrease in revenues for the three months ended September 30, 2005 was primarily attributable to the conclusion of several large security projects at 2004 year end that were not replaced on an equivalent scale in the 2005 period.

Cost of Revenues and Gross Profit

Our consolidated cost of revenues increased $428,694, or approximately 41% from $1,055,092 in the three months ended September 30, 2005 to $1,483,786 in the three months ended September 30, 2004, primarily due to the increase revenues in the crisis management and security segments. However, the increase in cost of revenues was less than the related decline in revenues due to the provision of higher gross profit on consulting services in the 2005 period.

Our gross profit percentage for the three months ended September 30, 2005 period was 40.9% as compared to 23.4% for the three months ended September 30, 2004. The increase for the three months ended September 30, 2005 was primarily due to an increase in client orders related to higher-end consulting services as compared to the three months ended September 30, 2004, when the orders used more lower-end operational services.

Operating Expenses

Our overall operating expenses increased $1,233,499 or approximately 119% to $2,270,114 for the three months ended September 30, 2005 from $1,036,615 in the three months ended September 30, 2004. The increase was primarily in general and administrative expenses due to professional fees approximately $471,371 and corporate development expenses of $444,336 and additional operating expenses associated with the operations of CBR from August 14, 2005 (date of acquisition) to September 30, 2005.

 Investigations/Litigation Support Segment Profitability

Our investigations/litigation segment had operating losses of $644,992 for the three months ended September 30, 2005 as compared to operating losses of $168,145 for the three months ended September 30, 2004, for an increase in our loss of $476,847 or approximately 284%. Reflected in this segment are the results of CBR, which are wholly reflected within this segment. Our gross profit in this segment for the three months ended September 30, 2005 increased by $605,029, substantially from CBR. However, the general and administrative expenses increased by $975,552, $645,216 of which was attributable to CBR. The remaining increase in general administrative expenses of $330,336 is primarily attributable to professional fees and corporate development expenses.

Crisis Management Segment Results

Our crisis management segment had operating losses of $326,393 for the three months ended September 30, 2005 as compared to operating losses of $220,665 for the three months ended September 30, 2004, for an increase of $105,728 or approximately 48%. The increase in operating losses for the three months ended September 30, 2005 was primarily due to the decrease in revenues and an increase in general and administrative expenses of $138,437 primarily related to professional fees and corporate development expenses.

Security Segment Results

Our security segment had operating losses of $272,822 for the three months ended September 30, 2005 as compared to operating losses of $324,699 for the three months ended September 30, 2004, for an improvement, or decreased loss of $51,877 or approximately 16%. The decrease in operating losses for the three months ended September 30, 2005 was primarily due to the increase in gross margin of $70,527.

Interest Expense

Interest expense decreased by $1,199 to $18,493 in the three months ended September 30, 2005 from $19,692 in the three months ended September 30, 2004.

Income Taxes

Although we have federal and state net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a 100% valuation allowance because it is more likely than not that the deferred tax assets will not be realized as of September 30, 2005. The Company’s ability to use its net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code.

Net Loss Applicable to Common Stockholders

Net loss applicable to common stockholders for the three months ended September 30, 2005 and 2004 were $1,394,262 and $733,086, respectively, an increase of $661,176 or 90%. For the three month period ended September 30, 2005, we realized an increase in gross profit of $702,802, of which $553,169 was attributable to CBR. This increase in gross profit was offset by an increase of $1,168,937 of general administrative expenses, of which $646,215 was attributable to CBR. The remaining increase in general and administrative expense was primarily attributable to an increase in professional fees associated with being a public company, and corporate development expenses. During the three months ended September 30, 2005, we recorded a deemed dividend to Series A convertible preferred stockholders of $147,250.

Basic net loss per share applicable to common stockholders is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of options, convertible preferred stock and convertible notes payable were not included in the calculation of the diluted net losses per share because their inclusion would have been anti-dilutive. Basic and diluted net losses per share applicable to common stockholders was $0.10 for the three month period ending September 30, 2005 as compared to $0.08 in the corresponding 2004 period.

GlobalOptions Group’s Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues

We had overall revenues of $4,762,268 for the nine months ended September 30, 2005 as compared to revenues of $4,022,223 for the nine months ended September 30, 2004, for a increase of $740,045 or approximately 18%. Of the revenue reported in the nine months ended September 30, 2005, approximately 81% was domestic and 19% related to international clients. The increase in revenue for the nine months ended September 30, 2005 was primarily attributable to the purchase of CBR for which revenues were approximately $1,361,000 from the date of acquisition on August 14, 2005 through September 30, 2005, offset by revenue declines attributed to client crises segment and large security segment projects during 2004 that were not replaced on an equivalent scale in the 2005 period.

Investigations/Litigation Support Segment Revenues

In the investigations/litigation segment, we had revenues of $3,383,296 for the nine months ended September 30, 2005, as compared to revenues of $1,956,964 for the nine months ended September 30, 2004, for an increase of $1,426,332 or approximately 73%. All of the investigations/litigation revenues reported in the nine months ended September 30, 2005 were domestic. The increase in revenue for the nine months ended September 30, 2005 was primarily attributable to the acquisition of CBR.

Crisis Management Segment Revenues

In the crisis management segment, we had revenues of $762,498 for the nine months ended September 30, 2005 as compared to revenues of $1,089,521 for the nine months ended September 30, 2004, a decrease of $ 327,023 or approximately 30%. All of the crisis management revenues reported in the nine months ended September 30, 2005 related to international clients. The decrease in crisis management revenues for the nine months ended September 30, 2005 was primarily attributable to prior successful resolution of several client crises, which were not replaced on an equivalent scale in the 2005 period.

Security Segment Revenues

In the security segment, we had revenues of $616,473 for the nine months ended September 30, 2005 as compared to revenues of $975,738 for the nine months ended September 30, 2004, a decrease of $359,264 or approximately 37%. The decrease in security segment revenues for the nine months ended September 30, 2005 was primarily attributable to the conclusion of several large security projects at 2004 year end that were not replaced on an equivalent scale in the 2005 period.

Cost of Revenues and Gross Profit

Consolidated cost of revenues decreased $54,770, or 2% from $2,627,201 in the first nine months of 2005 to $2,572,431 in the first nine months of 2004 and declined as a percentage of revenue to 59% from 77% for the same period. .

Gross profit percentage for the nine months ended September 30, 2005 period was 46% as compared to 35% for the nine months ended September 30, 2004. The increase for the nine months ended September 30, 2005 was primarily due to an increase in client orders related to higher-end consulting services as compared to the nine months ended September 30, 2004, when the orders used more lower-end operational services.

Operating Expenses

Overall operating expenses increased $2,541,823 or approximately 108% to $4,902,848 in the nine months ended September 30, 2005 from $2,361,025 in the nine months ended September 30, 2004. Of the total increase, $723,509 was attributable to CBR. The remaining increase of $1,818,314 was primarily general and administrative expenses that was attributable to merger related expenses as well as increased professional fees and corporate development expenses.

Investigations/Litigation Segment Results

Investigations/litigation segment had operating losses of $1,536,269 for the nine months ended September 30, 2005 as compared to operating losses of $216,774 for the nine months ended September 30, 2004, for an increase of $1,319,495 or 609%. During the nine months ended September 30, 2005 the gross profit increased by $712,921, offset by an increase in general and administrative expenses of $1,917,595. The increase in general and administrative expenses is primarily due to merger related expenses as well as increased professional fees and corporate development expenses

Crisis Management Segment Results

Crisis management segment had operating losses of $823,993 for the nine months ended September 30, 2005 as compared to operating losses of $485,224 for the nine months ended September 30, 2004, for an increase of $338,770 or 70%. The increase in operating losses for the nine months ended September 30, 2005 was primarily due to an increase in general and administrative expenses of $355,092 related primarily to professional fees and corporate development expenses.

Security Segment Results

Security segment had operating losses of $352,749 for the nine months ended September 30, 2005 as compared to operating losses of $264,006 for the nine months ended September 30, 2004, for an increase of $88,743 of approximately 34%. The increase in operating loss for the nine months ended September 30, 2005 was primarily due to an increase in gross profit of $96,891 offset by an increase in general and administrative expenses of $226,699. The increase in general and administrative expenses is primarily attributable to merger expenses and increases in professional fees and corporate development expenses

Interest Expense

Interest expense increased by $38,666 or approximately 90% to $81,497 in the nine months ended September 30, 2005 from $42,831 in the nine months ended September 30, 2004. The additional interest expense was primarily due to the increase in the total amount of borrowings under the credit line and the convertible debt. The increase in borrowings was a direct result of lower revenues and increased general and administrative expenses in the 2005 period as compared to 2004.

Income Taxes

Although we have federal and state net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a 100% valuation allowance because it is more likely than not that the deferred tax assets will not be realized as of September 30, 2005. The Company’s ability to use its net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code.

Net Loss Applicable to Common Stockholders

Net losses applicable to common stockholders for the nine months ended September 30, 2005 and 2004 were $3,757,695 and $1,008,522, respectively, an increase of $2,749,173 or approximately 273%. The increased net loss applicable to common stockholders for the nine month periods ended September 30, 2005 was due in part to the deemed dividend on the issuance of the convertible preferred stock of $979,750 and the increase in general and administrative expense of $2,499,386 or 140% during the nine months ended September 30, 2005 related primarily to merger related expenses and professional fees.

Basic net loss per share applicable to common stockholders is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of options, convertible preferred stock and convertible notes payable were not included in the calculation of the diluted losses per share because their inclusion would have been anti-dilutive. Basic and diluted net losses per share applicable to common stockholders was $0.34 for the nine-month period ending September 30, 2005 as compared to $0.12 in the corresponding 2004 period.

Liquidity and Capital Resources

We had cash balances on hand of $809,940 as of September 30, 2005, which resulted primarily from net proceeds we received in June 2005 and September 2005 of approximately $7,219,200 from the issuance of our Series A convertible preferred stock and warrants in two tranches of a private offering. During August 2005, we utilized cash of $4,362,877 for the purchase of CBR. We are obligated to pay the remaining portion of the purchase price for acquiring CBR, estimated at September 30, 2005 to be approximately $942,000, during August 2006.

On September 22, 2005, we closed out its initial private placement with the sale of 250 additional units which consisted of series A convertible preferred stock and warrants, as detailed our Confidential Private Offering Memorandum, dated April 18, 2005, as amended. We received proceeds from this tranche of the private placement of approximately $178,000

We historically have met our operating cash needs by using borrowings under our line of credit arrangement. We currently believe that cash on hand, cash flows from operations and available borrowings under our line of credit facility will be sufficient to meet our current funding requirements and obligations over the next twelve months.

Cash used in operating activities amounted to $2,612,944 and $818,684 during the nine months ended September 30, 2005 and 2004, respectively. The $1,294,260 increase in cash used in operations was primarily due to a large increase in our net loss of $1,769,423.

Cash used in investing activities, of $4,366,568 consisted primarily of $4,362,877 for our purchase of CBR.

Financing activities provided $7,256,434 and $1,209,403 during the nine months ended September 30, 2005 and 2004, respectively. We received net proceeds from the sale of Series A convertible preferred stock and warrants of approximately $7,219,200 (which is net of offering costs of approximately $530,800) that provided the majority of the financing in the 2005 period, as well as, $37,236 of net financing from line of credit borrowings. Line of credit borrowings provided net financing of $209,403 in the 2004 period.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Shared Based Payment.” This statement is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R addresses all forms of shared based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. We do not expect SFAS 123R to have a significant impact on our overall consolidated financial statements.

In December, 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29” (“SFAS 153”). APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception to fair value for exchanges of similar productive assets and replace it with a general exception for exchange transactions that do not have commercial substance, which are defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect that SFAS No. 153 will have a material affect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 6”. Under SFAS No. 154, changes in accounting principles will generally be made by the retrospective application of the new accounting principle to the financial statements of prior periods unless it is impractical to determine the effect of the change on prior periods. The reporting of a change in accounting principles as a cumulative adjustment to net income in the period of the change permitted under APB No. 20 will no longer be permitted unless it is impractical to determine the effect of the change on prior periods. Corrections of errors in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The provisions of SFAS No. 154 will not apply to new accounting standards that contain specific transition provisions. SFAS No. 154 is applicable to accounting changes made in fiscal years beginning on or after December 15, 2005. The early application of SFAS No. 154 is permitted for accounting changes made in fiscal years that began after the issuance of SFAS No. 154. We do not expect that SFAS No. 154 will have a material affect on our consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 30, 2005. EITF 05-6 is not expected to have a material effect on our consolidated financial position or results of operations.

Item 3.     CONTROLS AND PROCEDURES

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

Disclosure Controls and Internal Controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

We are not an accelerated filer (as defined in the Exchange Act) and are not required to deliver management’s report on internal controls over our financial reporting until our year ending December 31, 2006. We became a public company on June 24, 2005. In our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the first half of 2005, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

The material weakness relates to the financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel.

During the nine months ended September 30, 2005, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, the hiring of additional qualified financial accounting personnel, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process.

There were no significant changes in our internal controls over financial reporting that occurred during the current quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.     LegalProceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Information is provided herein regarding the final funding tranche of our private placement, providing a net funding amount of approximately $178,000, which was consummated on September 22, 2005, of a total of 250 units, each unit consisting of one share of our Series A convertible preferred stock, par value $.001 per share, and a detachable, transferable warrant to purchase shares of our common stock, at a purchase price of $1,000 per unit, to accredited investors.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

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

GLOBALOPTIONS GROUP, INC.

Dated: November 21, 2005	By:	/s/ Harvey W. Schiller
Harvey W. Schiller Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: November 21, 2005	By:	/s/ Jeffrey O. Nyweide
Jeffrey O. Nyweide Chief Financial Officer, Executive Vice President, Corporate Development and Secretary (Principal Financial Officer and Principal Accounting Officer)