Form 10QSB/A
period 2005-09-30
GlobalOptions Group, Inc.
filed 2005-12-06
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

EXHIBITS 31.1 and 31.2
EXHIBITS 32.1 and 32.2

REASON FOR AMENDMENT

We are filing this Amendment No. 1 on Form 10-QSB/A for the three and nine months ended September 30, 2005 and 2004 to correct for a typographical error in the presentation of the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 2005 and to amend footnote number 17, subsequent events to provide additional information in regards to stock options granted.

This Form 10-QSB/A sets forth the original filing in its entirety, providing the amended and restated Part I, Item 1 of the original filing, to correct for the error in the presentation of the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 2005, an amended footnote number 17 of the condensed consolidated financial statements, as well as and to resubmit Exhibits 31.1, 31.2, 32.1 and 32.2.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2005
(Unaudited)

			Series A convertible		Additional		Total
	Common stock		preferred stock		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity

Balance, January 1, 2005	9,331,325	$9,331	—	$—	$3,342,331	$(3,245,227)	$106,435

Issuance of stock options for services	—	—	—	—	38,500	—	38,500

Issuance of common stock in connection with exercise of warrants for cash	176,471	176	—	—	119,824	—	120,000

Issuance of common stock in connection with exercise of cashless warrants	20,579	21	—	—	(21)	—	—

Issuance of common stock upon conversion of principal and interest of convertible note payable - stockholder	361,891	362	—	—	266,721	—	267,083

Issuance of common stock for services	145,000	145	—	—	337,705	—	337,850

Issuances of Series A convertible preferred stock for cash in connection with private placements	—	—	7,750	8	7,749,992	—	7,750,000

Outstanding common stock of GlobalOptions Group, Inc. at date of reverse merger	4,398,000	4,398	—	—	(4,398)	—	—

Offering costs in connection with private placements of Series A convertible preferred stock	—	—	—	—	(530,802)	—	(530,802)

Net loss	—	—	—	—	—	(2,777,945)	(2,777,945)

Balance, September 30, 2005	14,433,266	$14,433	7,750	$8	$11,319,852	$(6,023,172)	$5,311,121

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

GlobalOptions, LLC was formed in November 1998 as a limited liability company (“LLC”) in the state of Delaware. On January 24, 2002, with the approval of the members of the LLC, the LLC converted to a corporation under Delaware law with the name GlobalOptions, Inc. (“GlobalOptions”).

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

The following table illustrates the effect on net loss applicable to common stockholders and net loss per share applicable to common shareholders if the Company had applied the fair value recognition method under the provisions of SFAS 123.

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

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Revenue	$3,847,993	$3,906,224	$11,149,718	$9,926,544

Net loss applicable to common stockholders	$(1,536,403)	$(750,978)	$(4,989,662)	$(1,531,808)

Pro-forma basic and diluted net loss per share applicable to common stockholders	($0.11)	($0.09)	($0.45)	($0.18)

Weighted average common shares outstanding - basic and diluted	14,433,266	8,666,972	11,181,480	8,370,643

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

During 2001, CBR entered into an agreement to purchase certain assets and assume certain liabilities of Gallagher Bassett Services, Inc. (“Gallagher”). The purchase agreement required that CBR make additional payments to Gallagher, as consideration for the acquisition over a five year period ending during August 2006. These additional payments are equal to a percentage of revenues generated on a calendar year basis by Gallagher on behalf of CBR as defined in the purchase agreement as shown in the following table.

Related Revenue	Applied percentage to calculate additional consideration
Up to $3,000,000	5%
Between $3,000,000 and $5,000,000	7%
Between $5,000,000 and $6,000,000	9%
Over $6,000,000	10%

On August 14, 2005, the Company assumed the liability of $618,407 in connection with the acquisition of CBR (See Note 4). At September 30, 2005, the balance due under this agreement was $492,094.

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

In connection with the acquisition of CBR (See Note 4), GlobalOptions, entered into a three year employment agreement with Halsey Fischer, the former president and chief executive officer of CBR. Under the terms of the agreement, Mr. Fischer will serve the company as President of the Investigations Division (See Note 16) and shall receive an annual salary of $200,000 per annum and be eligible for a discretionary annual bonus segment of the Company of up to $50,000. In addition, the Company has assumed the employment agreements of three former employees of CBR, with such agreements having remaining terms of one year from the date of the acquisition of CBR, representing in the aggregate a remaining obligation of approximately $200,000 at September 30, 2005.

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

Future minimum lease payments under these leases are as follows:

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

The convertible preferred shares of GlobalOptions exchanged included the issuance of 20,579 shares of common stock resulting from the cashless exercise in June 2005 of a warrant held by a financial institution for the purchase of 29,411 shares of stock of the Company (See Note 7), the issuance of 361,891 shares of common stock of the Company resulting from the surrender of QuanStar’s $250,000 Convertible Note and accrued interest of $17,083 (See Note 10) and the issuance of 176,471 shares of common stock of the Company resulting from the exercise of a warrant to purchase 176,471 shares held by the QuanStar Group, LLC.

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

The Company has presented the beneficial conversion feature as deemed dividends on the consolidated condensed statements of operations of $147,250 and $979,750, respectively for the three and nine months ended September 30, 2005.

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

  Warrants (Series A & B)

Each warrant, of which 937,500 of the Series A were issued to investors and 1,511,905 of the Series B that were issued to the placement agent and advisors, entitles the holder thereof to purchase common stock at an exercise price of $2.50 per share from the date of issuance until the fourth anniversary thereof. The Company may call the warrants beginning 15 months after the closing of the private placement at a rate of 25% per quarter if at any time during such quarter the 30-day trailing average stock price is greater than $4.00 per share.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)
12.	Stockholders’ Equity, continued

Warrants (Series C)

Each warrant, of which 588,095 were issued to the placement agent and advisors, entitles the holder thereof to purchase common stock at an exercise price of $2.00 per share from the date of issuance until the fourth anniversary thereof. These warrants may be exercised upon surrender of the certificate therefore, accompanied by payment of the full exercise price for the number of warrants being exercised. The holder may also alternatively exercise these warrants on a cashless basis by surrendering the warrant with an executed notice of cashless exercise attached thereto, in which event we will issue to the holder the number of shares of stock determined following the formula contained therein.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)

13.	Stock Option Plans

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

The following tables summarize financial information about the Company’s business segments for the three and nine months ended September 30, 2005 and 2004 (in thousands):

For the Three Months Ended September 30, 2005
	Investigations/ Litigation Support	Crisis Management	Security	Corporate	Consolidated
Revenues	$1,916	$267	$327	$—	$2,510
Loss from Operations	$(646)	$(326)	$(273)	$—	$(1,244)

Depreciation and Amortization	$—	$—	$—	$79	$79
Interest Expense	$—	$—	$—	$18	$18
Capital Expenditures	$—	$—	$—	$4	$4

For the Three Months Ended September 30, 2004
	Investigations/ Litigation Support	Crisis Management	Security	Corporate	Consolidated
Revenues	$515	$315	$548	$—	$1,378
Loss from Operations	$(168)	$(221)	$(325)	$—	$(714)
Depreciation and Amortization	$—	$—	$—	$10	$10
Interest Expense	$—	$—	$—	$20	$20
Capital Expenditures	$—	$—	$—	$—	$—

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)

16.	Client and Segment Data, continued

For the Nine Months Ended September 30, 2005
	Investigations/ Litigation Support	Crisis Management	Security	Corporate	Consolidated
Revenues	$3,383	$763	$616	$—	$4,762
Loss from Operations	$(1,536)	$(824)	$(353)	$—	$(2,713)
Depreciation and Amortization	—	—	—	$100	$100
Interest Expense	$—	$—	$—	$65	$65
Capital Expenditures	$—	$—	$—	$—	$—

For the Nine Months Ended September 30, 2004
	Investigations/ Litigation Support	Crisis Management	Security	Corporate	Consolidated
Revenues	$1,957	$1,089	$976	$—	$4,022
Loss from Operations	$(217)	$(485)	$(264)	$—	$(966)
Depreciation and Amortization	$—	$—	$—	$40	$40
Interest Expense	$—	$—	$—	$43	$43
Capital Expenditures	$—	$—	$—	$—	$—

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements

(Unaudited)

17.	Subsequent Events

Stock Options

On November 2, 2005, the Company granted to Mr. Halsey Fischer an option to purchase 375,000 shares, to other CBR employees options to purchase a total of 108,696 shares and to a new employee of GlobalOptions, an option to purchase 50,000 shares, respectively of the Company’s common stock. These options were granted at an exercise price based upon the closing price of the common stock on the date of grant, have a term of five years and vest ratably over three years.

On November 18, 2005, the Company granted an option for the purchase of 1,500,000 shares and 500,000 shares of the Company’s common stock to Harvey W. Schiller, Chairman of the Board and Chief Executive Officer and Jeffrey O. Nyweide, Chief Financial Officer, respectively. These options were granted at an exercise price based upon the closing price of the common stock on the date of grant, have a term of five years and vest over a three year period. These options may vest earlier upon the achievement of certain Company performance criteria.

On November 18, 2005, the Company granted options to purchase a total of 68,500 shares of the Company’s common stock to the members of its advisory boards. These options were granted at an exercise price based upon the closing price of the common stock on the date of grant, have a term of five years and vest ratably over three years.

On November 18, 2005, the Company granted options to purchase a total of 272,500 shares of the Company’s common stock to the independent members of its board of directors. These options were granted at an exercise price based upon the closing price of the common stock on the date of grant, have a term of five years and vest in equal installments at December 31, 2005, March 31, 2006 and June 30, 2006.

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

Net Loss Applicable to Common Stockholders

Net loss applicable to common stockholders for the three months ended September 30, 2005 and 2004 were $1,394,262 and $733,086, respectively, an increase of $661,176 or 90%. For the three month period ended September 30, 2005, we realized an increase in gross profit of $702,802, of which $553,169 was attributable to CBR. This increase in gross profit was offset by an increase of $1,202,685 of general administrative expenses, of which $646,215 was attributable to CBR. The remaining increase in general and administrative expense was primarily attributable to an increase in professional fees associated with being a public company, and corporate development expenses. During the three months ended September 30, 2005, we recorded a deemed dividend to Series A convertible preferred stockholders of $147,250.

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

Security Segment Results

Security segment had operating losses of $352,749 for the nine months ended September 30, 2005 as compared to operating losses of $264,006 for the nine months ended September 30, 2004, for an increase of $88,743 or approximately 34%. The increase in operating loss for the nine months ended September 30, 2005 was primarily due to an increase in gross profit of $96,891 offset by an increase in general and administrative expenses of $226,699. The increase in general and administrative expenses is primarily attributable to merger expenses and increases in professional fees and corporate development expenses.

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

Net Loss Applicable to Common Stockholders

Net losses applicable to common stockholders for the nine months ended September 30, 2005 and 2004 were $3,757,695 and $1,008,522, respectively, an increase of $2,749,173 or approximately 273%. The increased net loss applicable to common stockholders for the nine month periods ended September 30, 2005 was due in part to the deemed dividend on the issuance of the convertible preferred stock of $979,750 and the increase in general and administrative expense of $2,538,318 or 140% during the nine months ended September 30, 2005 related primarily to merger related expenses and professional fees.

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

GLOBALOPTIONS GROUP, INC.

Dated: December 6, 2005	By:	/s/ Harvey W. Schiller
Harvey W. Schiller Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: December 6, 2005	By:	/s/ Jeffrey O. Nyweide
Jeffrey O. Nyweide Chief Financial Officer, Executive Vice President, Corporate Development and Secretary (Principal Financial Officer and Principal Accounting Officer)