Form 10KSB
period 2005-12-31
GlobalOptions Group, Inc.
filed 2006-04-17
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [XX]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State issuer's revenues for its most recent fiscal year: $9,028,341

Aggregate market value of the voting stock held by non-affiliates based on the weighted average sale price for such stock on the ten trading days preceding April 12, 2006: $24,607,964

As of March 31, 2006, the Registrant had 15,310,254 shares of its Common Stock, $0.001 par value, issued and outstanding.
Transitional Small Business Disclosure Format Yes |_| No |X|

 GLOBALOPTIONS GROUP, INC
FORM 10-KSB
TABLE OF CONTENTS

PART I	1
FORWARD-LOOKING STATEMENTS	1
ITEM 1. DESCRIPTION OF BUSINESS	1
ITEM 2. DESCRIPTION OF PROPERTIES	15
ITEM 3. LEGAL PROCEEDINGS	15
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15
FINANCIAL DISCLOSURE	27
ITEM 8A. CONTROLS AND PROCEDURES	27
ITEM 8B OTHER INFORMATION	28
PART III	29
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
OF THE EXCHANGE ACT	29
ITEM 10. EXECUTIVE COMPENSATION	35
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND
RELATED STOCKHOLDER MATTERS	38
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	41
ITEM 13. EXHIBITS	42
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	44
EXHIBIT 31.1	46
EXHIBIT 31.2	47
EXHIBIT 32.1	48
EXHIBIT 32.2	49
EXHIBIT 14	50
FINANCIAL STATEMENTS	F-1

PART I

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this Annual Report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

This Form 10-KSB Annual Report contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Description of Business," as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

ITEM 1. DESCRIPTION OF BUSINESS

General

We are a provider of high-end risk mitigation services to Fortune 500 corporations, governmental organizations and high-profile individuals throughout the world. Our risk mitigation services currently include risk management and security, investigations and litigation support, and crisis management and corporate governance. These engagements take our staff around the world and are typically highly sensitive engagements where we are interacting with senior leaders in corporations and governments. Our overall mission is to identify, evaluate, assess, prevent and correct issues that may threaten people, organizations or strategic initiatives for corporations and governments.

We aim to become, through acquisition and new product development, a major risk mitigation solutions company in the $14 billion risk mitigation industry. We are in the first stages of executing upon our long-term strategic vision. We have a $9 million net revenue base for the year ended December 31, 2005 and what we believe to be an experienced management team and experienced advisory boards. We are currently in discussions with several privately-owned firms in the risk mitigation industry to potentially consolidate them into our platform. If acquired, these firms would potentially give us a greater revenue base, geographic reach into many countries around the world, and continuity of experience that would compliment our current team and capabilities.

On August 14, 2005, our wholly-owned subsidiary GlobalOptions, Inc. (“GlobalOptions”), a Delaware corporation, acquired substantially all of the business and assets of Confidential Business Resources, Inc. (“CBR”), a Tennessee corporation and the first company that had been identified as part of our growth strategy.

On March 10, 2006, we acquired substantially all of the business and assets of James Lee Witt Associates, LLC (“JLWA”), a Delaware limited liability company. JLWA is a crisis and emergency management consulting firm headquartered in Washington, D.C. with four additional offices nationwide. We also entered into a definitive agreement to acquire the assets and business activities of Safir Rosetti, LLC (“Safir Rosetti”), a Delaware limited liability company in January 2006. The acquisition of Safir Rosetti, a security consulting, investigative and intelligence firm headquartered in New York City with six additional offices nationwide, is expected to close in the second quarter of 2006.

We have identified two additional targets that we believe would expand our size and accelerate our development in the risk mitigation industry and entered into letters of intent with one of the acquisition targets. We seek to leverage our executive-level contacts, management and advisory teams across all of our product and service offerings, while building a lower-cost infrastructure than any of the individual businesses could achieve on its own. We expect that a shared services approach to administrative areas will leverage indirect costs and help us meet our profit goals. Areas for inclusion in the shared services will be global marketing, human resources, finance, information technology, mergers and acquisitions, business integration and development, and legal compliance.

Business Services

We are an international risk assessment firm. Our management, staff and advisory boards include security and terrorism experts formerly in the military, former intelligence and law enforcement officers, professional investigators, and legal and crisis communications specialists. We provide services to governments, law firms, private clients and corporations.

We have been awarded “approved” status as a vendor of consulting and related services to United States government agencies by the U.S. General Services Administration (GSA). We are a MOBIS (management, organizational and business improvement services) contractor, and members of our staff have high-level government security clearances.

We are organized into three major segments:

•	Investigations and Litigation Support

Our investigative team includes highly educated and trained investigators who understand the complexities in uncovering factual circumstances surrounding sensitive investigations. Our specialists have extensive experience providing discreet and timely investigative and business intelligence services to law firms, corporations and individuals, both domestically and abroad. Geographically, we provide investigation services through nine locations across the United States.

•	Crisis Management and Corporate Governance

We assist governments, corporations and individuals in the development and implementation of crisis management and emergency response plans. Our staff is attuned to regional, national and international political issues and has government and media contacts worldwide. While public relations firms provide media expertise, we believe that they generally do not offer other critical skills, such as our ability to put management, security and communication resources on the ground in an expedited manner.

•	Risk Management and Security

We help clients solve problems that fall outside the scope of mainstream management resources by providing highly specialized and customized security services. We provide security assessments, executive protection, anti-terrorism training, threat analyses, fraud prevention techniques, special event security, protection from stalkers, private travel management, and the design, implementation and management of total security systems. We have performed risk assessments of corporate headquarters, chemical weapon stockpiles, nuclear installations and reactors, factories, yachts, private aircraft, homes, transportation systems, government facilities, political conventions, sports stadiums and sporting events.

Growth Strategy

We seek to become a significant company in the highly fragmented and fast growing risk mitigation industry. According to the Lehman Brothers Security Industry Annual Report 2004, the risk mitigation market doubled in size from 1990 to 2000 and the market is expected to continue its steady growth and triple in size from 2000 to 2010. As governments, businesses and individuals focus on their security arrangements proactively, the total international security market for risk mitigation has grown to an estimated $14 billion, according to Morgan Keegan & Company.

We intend to grow through a series of acquisitions that we believe will deliver revenue, capabilities, products and services designed to meet the demand for the assessment and management of risk. In addition to our acquisitions of CBR and JLWA and pending acquisition of Safir Rosetti, LLC as described below, we have identified additional acquisition targets that we believe would expand our size and accelerate our development in the risk mitigation industry. However, we cannot assure you that any of these acquisition targets will actually be acquired by us or that such acquisitions, if made, will lead to the desired financial outcomes.

On August 14, 2005, GlobalOptions acquired CBR, a privately-held nationwide investigations firm based in Nashville, Tennessee. CBR’s revenues and net losses for the year ended December 31, 2004 were approximately $8.8 million and $990,000, respectively. The aggregate purchase price paid for CBR’s assets and business was approximately $5,293,000 subject to certain adjustments through August 13, 2006 to the opening balance working capital, as such purchase price adjustments are defined in the agreement. The aggregate purchase price of approximately $5,293,000 consisted of cash in the amount of $4,363,000 (net of cash acquired of $26,000) and inclusive of a broker fee of $143,000, and a note payable to the seller of $904,000 due August 14, 2006.

On March 10, 2006, we purchased substantially all of assets and liabilities of JLWA, a privately held crisis and emergency consulting management firm based in Washington, D.C. The acquisition was made pursuant to a certain asset purchase agreement dated January 13, 2006, as amended, with JLWA. The purchase price of approximately $6,000,000 included $3,600,000 in cash, a promissory note in the amount of $400,000 and the issuance of 819,672 shares of our common stock, valued at approximately $2,000,000, plus the assumption of certain liabilities. The purchase price is subject to a post-closing adjustment for working capital. In addition, the agreement provides for the seller to obtain up to an additional $15,400,000 upon the attainment of certain revenue goals subsequent to the closing of the transaction.

On January 27, 2006, we entered into an asset purchase agreement to acquire substantially all of the business and assets of Safir Rosetti. Safir Rosetti is a security consulting, investigative and intelligence firm headquartered in New York City with seven additional offices nationwide.

The purchase price of $13 million includes $9 million in cash and $4 million in our common stock, plus the assumption of certain liabilities. The purchase price is subject to a post-closing adjustment for working capital. The transaction, which is expected to close in the second quarter of 2006, is subject to customary representations, warranties, and covenants and conditions, including delivery of SafirRosetti audited financial statements and a financing condition. On April 3, 2006, we advanced approximately $553,000 to Safir Rosetti. This amount will be applied towards the purchase price and, if the closing does not occur, will be converted into a loan.

   Because of the personal and sensitive nature of risk mitigation and investigative engagements, we believe that the ability to provide services and retain clients is driven largely by reputation and personal relationships. Under the leadership of Harvey W. Schiller, Ph.D., our Chief Executive Officer, and Neil C. Livingstone, Ph.D., Chief Executive Officer of GlobalOptions, we believe that we provide not only vision, management and leadership, but strong relationships with the leaders in both corporate and government markets. We have the relationships to bring in high-margin, well-known clients, and our operational experience allows for execution of these sensitive and critical engagements. Once these projects are completed, we expect that there are a variety of annuity-based, long-term products and services that can be combined into a comprehensive suite of solutions to evolve our business into a more profitable and recurring revenue product-based business.

Corporate History

GlobalOptions, Inc., was initially formed in November 1998 as a limited liability company (“LLC”) in the state of Delaware. On January 24, 2002, with the approval of the members of the LLC, the LLC converted into a corporation under Delaware law.

On June 24, 2005, we completed a “reverse merger” transaction, in which we caused GlobalOptions Acquisition Corp., a Delaware corporation and our newly-created, wholly-owned subsidiary, to be merged with and into GlobalOptions. At the time of the merger, our corporate name was Creative Solutions with Art, Inc. Following the merger, we changed our name to GlobalOptions Group, Inc. and our trading symbol to “GLOI.OB.” As a result of the merger, GlobalOptions became our wholly-owned subsidiary, with GlobalOptions’ former security holders acquiring a majority of the outstanding shares of our common stock. The reverse merger was consummated on June 24, 2005. Concurrently with the closing of the reverse merger, we also completed a private offering to accredited investors of units consisting of one share of our series A convertible preferred stock and a detachable, transferable warrant to purchase 125 shares of our common stock, and received net proceeds of $7,041,000 and $160,000 as of June 24, 2005 and September 22, 2005 (the final closing of the private placement), respectively.

Risk Mitigation Industry and Trends

The security industry has been altered by world events and regulatory changes. We believe that governments, corporations and private families are now thinking about security proactively, and as a result the entire global market has grown to an estimated $120 billion industry, with a projection of $170 billion by 2006.

The risk mitigation market doubled in size from 1990 to 2000 and the market is expected to continue its steady growth and triple in size from 2000 to 2010. The corporate and government focus on a wide array of bundled risk mitigation products and services is expected to drive growth. Kroll Inc. was the giant in the industry, but since it was acquired by insurance broker Marsh & McLennan Companies., we believe it has been unable to engage in certain relationships due to the conflict of being owned by Marsh & McLennan. After the Kroll Inc. acquisition, we believe there is no comprehensive platform provider encompassing solutions and services. ChoicePoint Inc. and First Advantage Corp., the two leading providers of background screening, are concentrating their services on consumer data services. Currently, no established risk mitigation or consulting and investigations company has taken over the industry space formerly occupied by Kroll Inc. There is a significant market opportunity for a global leader. We believe that the growth of major operators will depend on the continued acquisitions of small expert operators.

Risk mitigation, in the past, has been defined as mitigating corporate risk and exposure post-incident. Risk mitigation firms were brought in to assess damage once a serious event, loss or breach in security had occurred. Engagements were typically non-recurring in nature and usually involved a consultant working with the company to assist in the reactive initiatives, and some high-level analysis to reduce loss once an incident had occurred. Presently, risk mitigation encompasses an array of products and services focused on not just reacting to critical events, but on a proactive basis evaluating, identifying, quantifying and managing elements of risk. Risk mitigation has evolved as companies and governments are faced with a variety of new, diverse elements of risk including terrorism, litigation, fraud, compliance, business continuity, brand protection, cyber attacks, industrial espionage and regulatory issues. The evolution of the industry has been a clear departure from a reactive consultative or investigative approach to a proactive effort that not only identifies risk, but provides clients with useable information that can help them make critical business decisions.

Our experience in the risk mitigation industry is one that is built on the relationship between the client and the risk mitigation firm. The business is intensely personal because of the highly confidential nature of the engagements and the potential damage to brand, reputation, competitive position and overall market perception. As a result, the industry is extremely fragmented. As smaller firms attempt to expand to meet the needs of global clients, a lack of capital resources forces partnering and sub-contractual relationships that hinder their ability to control costs and provide continuity of service to a global market. A risk mitigation firm and its principal employees have a limited geographic reach and personal network from which to draw engagements. The critical aspect of the business and fundamental means to drive organic growth is the ability to establish and monetize these strategic relationships. The most profitable businesses recognize the opportunity to introduce proactive services and diversification to evolve the business and create an annuity-based business positioned to not only capture the reactive engagements, but to proactively sell products and solutions to new and existing clients.

Market Opportunity

According to the Lehman Brothers Security Industry Annual Report 2004, the risk mitigation market doubled in size from 1990 to 2000. We believe that the drivers of increased risk mitigation spending (due to events such as global terrorism and the enactment of the Sarbanes-Oxley Act) are likely to continue into the foreseeable future. Morgan Keegan & Company estimates 11% growth per year in this market through 2010. We believe that segments of risk mitigation on both the product and services side are still fragmented and ripe for consolidation with no clear market leader or dominant brand.

Other trends in the industry include the following:

•	The risk mitigation market has grown from $3.5 billion in 1990 to approximately $14 billion today. Analysts at Lehman Brothers estimate the market will grow to $20 billion by 2010.
•	Employment of private investigators and detectives is expected to grow 21% to 35% by 2008, according to the Security Industry Association.
•
Terrorism, corporate scandals and security costs are likely to cause corporations and governments to focus on risk mitigation and deploy additional resources to comply with a variety of regulatory and legislative mandates.

•	The increase of awareness and frequency of risks facing an individual, corporation or government have moved risk mitigation to a strategic initiative touching every aspect of an organization.
•	In the United States, there are over 7,000 private investigations firms and 96% of firms are single-location companies, according to the Lehman Brothers Security Industry Annual Report 2004.

•	Traditional leaders in the space have been acquired or evolved their business model, leaving what we believe to be a service gap. For example:
•	Pinkerton Consulting & Investigations, Inc. migrated to security officer services (acquired by Securitas AB) and United States investigations focused on government services;
•	The Wackenhut Corporation migrated to security officer services (acquired by Group 4 Falck);
•	Vance International, Inc. migrated to security officer services (acquired by SPX Corporation); and
•
Large regional companies have emerged and are servicing national and global accounts through loose partnerships, sub-contracts and revenue-sharing relationships. We believe that these structures are inefficient and lack the continuity and reliable service necessary for a national or global delivery model.

Changes in world events and regulatory compliance have brought renewed attention to the security industry. As a result of corporate scandals, increasing litigation costs and geo-political events, we believe that risk mitigation has become critical for corporations, governments, law firms and individuals. These target groups are now focusing on their security arrangements in a proactive manner. As corporate officers, board members and their attorneys are forced to successfully follow regulations and meet required compliance steps, we are available to provide the necessary guidance. As private families, celebrities and executives focus on their security issues, we are available to assist them.

Ultimately, our strategic vision is to build the first truly integrated enterprise risk mitigation company by selectively acquiring great companies in the industry with proven management teams and a strategic long-term vision. We expect platform acquisitions to be geographically diverse and offer solutions in different risk mitigation segments of the market to gain synergies. We expect targets to have a combination of existing clients, revenue, a significant market presence and/or a high margin core business that will enhance and expand our share of the risk mitigation market. However, no reasonable assurance can be given that any of these acquisition targets will actually be acquired by us or that such acquisitions, if made, will lead to the desired financial outcomes.

Competition

Risk mitigation providers encompass an array of products and services focused on not just reacting to critical events, but on a proactive basis evaluating, identifying, quantifying and managing elements of risk. Our risk mitigation competitors, and their areas of emphasis according to the following key:

(Key: A - Investigations and Litigation Support; B - Crisis Management and Corporate Governance; and C - Risk Management and Security)

•
Kroll Inc. was acquired by insurance broker Marsh & McLennan Cos. in July 2004. This global risk-consulting and security firm provided risk mitigation services that conducted operations through four business units: security consulting services, background screening, data recovery and electronic discovery, and corporate restructurings. Kroll Inc.’s background screening annual revenues were running at approximately $175 million in early 2004, including mortgage, tenant and pre-employment screening. (A)

•
ChoicePoint Inc. is the leading provider of public background screening, the leading provider of database information to the automobile insurance industry and the leading provider of commercial pre-employment and drug testing screening. It services about 20% of the pre-employment screening market. (A)

•
Control Risks Group Limited, out of the United Kingdom, has grown fast over the last two years in response to terrorism and corporate demand for security, employee fraud and brand protection services. Its annual revenues are estimated to be in the $50 million to $60 million range. (B, C)

•
First Advantage Corp. is a smaller employment background screening company that has grown rapidly through acquisitions since its formation by merging a division of First American Corp. with US Search.com Inc. in June 2003. Through acquisitions, First Advantage Corp. has evolved into a $250 million provider of a wide range of screening and investigative services. It is the leading tenant-screening company and has significant businesses in pre-employment, insurance, drug testing and investigative services for insurance fraud. (A)

•
Hill & Associates, a Hong Kong-based company, is a predominantly Far East operation in the investigations, intelligence and consulting area. Its annual revenues are estimated at roughly $20 million. (A, C)

•
Toribos GmbH is a Hamburg-based firm with offices in Europe, Africa, the Middle East, Asia and North and South America that specializes in investigations, crisis management and private security. (A, B, C)

•	Olive Security (UK) Ltd is a London and Dubai-based firm with a strong presence in the Middle East that specializes in risk consulting and security over a variety of platforms. (C)
•
Other competitors include ArmorGroup International plc, national and international consulting firms such as FTI Consulting, Inc., Securitas AB Subsidiary, Pinkerton Consulting & Investigations, Inc., Alvarez & Marsal, LLC, AlixPartners LLC, Crossroads LLC and Applied Discovery, Inc.,

Government Regulation

Due to our participation in government contracts, we will be subject to audit from time to time for our compliance with government regulations by various agencies. Governmental agencies may also periodically conduct inquiries or investigations that may cover a broad range of our activity. Investigator licenses are needed domestically, while surveillance as well as investigator licenses are generally regulated on a state and local level. We believe that we operate our business in material compliance with all applicable federal, state and local government regulations.

Employees

As of March 31, 2006, we had 153 full-time and 16 part-time employees, including new employees from the acquisitions of CBR and JLWA. We enjoy good employee relations. None of our employees are members of any labor union and we are not a party to any collective bargaining agreement.

Risk Factors

Risks Related to Our Business and Industry

We are an emerging company and have a history of operating losses and uncertain future profitability.

We were founded in 1998 and are still in the process of developing our risk mitigation, investigative and global security services. We have incurred significant operating losses since inception, including cumulative net losses of over $5.7 million over the past three years and net losses applicable to common stockholders of $4,549,723 and $1,396,993 for the years ended December 31, 2005 and December 31, 2004 respectively. We cannot anticipate when or if we will achieve profitability in the future. We may not generate sufficient revenues to meet our expenses or to operate profitably in the future.

We are a worldwide business and are therefore influenced by factors and regulations in many countries.

We undertake our business worldwide. The occurrence of any of the following risks could have a materially adverse effect on both the market for our services or our ability to provide them, and/or the profits and services of our clients; as a result, these risks could materially and adversely affect the operations and value of any of our overseas operations:

•	changes in, and difficulty in complying with, laws and regulations of the different countries including authority to trade or perform the services of a security company;

•	nullification, modification and renegotiation of contracts;

•	reversal of current policies, including favorable tax policies, encouraging foreign investment of foreign trade, or relating to the use of local agents;

•	restrictive actions by local governments including tariffs and limitations on imports and exports; and

•	difficulty in collecting accounts receivable and longer collection times.

Our business is vulnerable to fluctuations in government spending.

Because many of our contracts are with governmental entities, our business is subject to certain risks, including global economic developments, wars, political instability, changes in the tax and regulatory environments, foreign exchange rate volatility and fluctuations in government spending. For example, the 2005 Homeland Security Appropriations Act provided $28.9 billion in discretionary spending for the Department of Homeland Security, $1.8 billion more than the 2004 level of funding, which may result in increased business opportunities for us. However, because many clients are federal, state or municipal governmental agencies with variable and uncertain budgets, the amount of business that we might receive from them may vary from year to year, regardless of the perceived quality of our business.

We may have difficulty pursuing our acquisition strategy and affiliates may face potential conflicts.

We intend to grow through acquisitions. However, we may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue our acquisition strategy or complete acquisitions on satisfactory terms. A number of competitors have also adopted a strategy of expanding and diversifying through acquisitions. We will likely experience significant competition in our effort to execute an acquisition strategy. As a result, we may be unable to continue to make acquisitions or may be forced to pay more for the acquisition targets than it would otherwise want to pay.

The integration of acquired companies may be difficult and may result in a failure to realize some of the anticipated potential benefits of some acquisitions.

When companies are acquired, we may not be able to integrate or manage these businesses to produce returns that justify the investment. Any difficulty in successfully integrating or managing the operations of such acquired businesses could have a material adverse effect on our business, financial condition, results of operations or liquidity, and could lead to a failure to realize any anticipated synergies. Our management also will be required to dedicate substantial time and effort to the integration of any acquisitions. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

 We will face substantial future capital requirements that we may not be able to satisfy, and which may cause us to delay or curtail our business plan.

Our capital requirements in connection with our development, service expansion, sales and marketing activities, and acquisition strategy will be significant. We are not currently generating sufficient cash from our operations to fund our strategic acquisition plan. Therefore, we are dependent on the proceeds of obtaining additional financing and on capturing new business to continue the development, marketing and sales of our services. We cannot be certain that we will be able to generate sufficient cash in the future to fund our activities. In association with such activities, any issuance of additional shares of our common stock would have a dilutive effect on existing stockholders at the time of such issuance. We may have to seek additional financing sooner than currently anticipated. We are in preliminary discussions for additional financing, but have no current arrangement with respect to additional financing. The inability to obtain additional financing, when needed and on terms satisfactory to us, could have a detrimental effect on the implementation of our business plan of growth by acquisition. If there are no additional acquisitions, it is anticipated that we will be able to operate without additional external funding by using our own cash flow and the ability to borrow on our collateralized line of credit.

Because a small number of clients account for a substantial portion of our revenues, the loss of any of these clients could cause our revenues to decline substantially.

During each of the past two fiscal years, revenues from our services to a limited number of clients have accounted for a substantial percentage of our total revenues. Our three largest clients accounted for approximately 45% of our revenues for the year ended December 31, 2005 and approximately 48% of our revenues for the year ended December 31, 2004. This concentration of clients can cause our revenues and earnings to fluctuate from quarter-to-quarter and year-to-year, based on the requirements of our clients and the timing of delivery of services. Although the particular clients are likely to change from period to period, we believe that large engagements by a limited number of clients will continue to account for a substantial portion of our revenues in any fiscal period. In any period, the unexpected loss of or decline in engagements from a major client, or the failure to generate significant revenues from other clients, could have a material adverse effect on our financial results.

 Competitive conditions could adversely affect our business.

We operate in a number of geographic and service markets, all of which are highly competitive with few barriers to entry. If we are unable to respond effectively to our competitors, some of which have greater financial resources, our business and results of operations will be materially adversely affected. In the risk management and security market, our competitors include Control Risks Group Limited, ArmorGroup International plc, Kroll Inc., Toribos GmbH and Olive Security (UK) Ltd. Many of the national and international accounting and consulting firms, along with other companies such as FTI Consulting, Inc., Securitas AB Subsidiary, Pinkerton Consulting & Investigations, Inc., Alvarez & Marsal, LLC, AlixPartners LLC, Crossroads LLC, ChoicePoint Inc. and Applied Discovery, Inc., provide investigative, consulting and other services which are similar to services we provide. Some of these firms have indicated an interest in providing services similar to ours on a broader scale and may prove to be formidable competitors if they elect to devote the necessary resources to these competitive businesses. The national and international accounting and consulting firms have significantly larger financial and other resources than we have and have long-established relationships with their clients, which also are likely to be clients or prospective clients of our company.

Our professional reputation, which is critical to our business, is especially vulnerable to circumstances outside our control.

As a company in a client service business, we depend upon our reputation and the individual reputations of our senior professionals to obtain new client engagements. We obtain a substantial number of new engagements from existing clients or through referrals from existing clients. Any factor that diminishes our reputation or the reputations of our senior professionals may make it more difficult to compete for new engagements or to retain existing clients and, therefore, could materially adversely affect our business. In addition to any direct liability from any damaging events, any circumstances, including those where we are not at fault, which might publicly damage our goodwill, injure our reputation, or damage our business relationships may lead to a broader materially adverse effect on our business and prospects through loss of business, goodwill, clients, agents and employees.

Our ability to sell our products and services and grow our business could be significantly impaired if we fail to retain or recruit key personnel.

Our success will depend to a significant extent upon the abilities and high visibility of members of our senior management including Harvey W. Schiller, Ph.D., our Chairman and Chief Executive Officer, Neil C. Livingstone, Ph.D., the Chief Executive Officer of GlobalOptions, our Board of Directors and our advisory boards. The loss of the services of Dr. Schiller or Dr. Livingstone, or any other executive officers, directors or advisors, could have a materially adverse effect upon our business. Our future success and growth also largely depend upon our ability to attract, motivate and retain additional highly competent technical, management, sales and marketing personnel. Competition for such qualified individuals is highly competitive in the global security market, and we cannot guarantee that we will be successful in attracting and retaining such personnel. Departure and additions of key personnel may be disruptive to and detrimentally affect our business, operating results and financial condition.

We may become subject to significant legal proceedings.

We are subject from time to time to litigation and other adverse claims, both asserted and unasserted, incidental to our businesses, some of which may be substantial. For example, those claims may include, but are not limited to, damages asserted by persons who are screened by us, regulatory agencies, clients, third parties and various other business-related matters. Final resolution of these matters in the future may impact our results of operations or cash flows.

Our exposure in a future liability action could exceed our insurance coverage.

We may be held liable should any present or future product or service offerings fail. We may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate for our activities or guarantee that every contract contains or will contain adequate limitations on our liability. Because of the increasing cost of liability insurance, we may not be able to obtain sufficient amounts of insurance coverage, additional insurance when needed or reasonably-priced insurance policies. If we are sued for any injury caused by our business offerings, our liability could exceed our total assets. Any claims against us, regardless of their merit or eventual outcome, could have a detrimental effect upon our business, operating results and financial condition.

We may be subject to increased regulation regarding the use of personal information.

Certain data and services that we provide are subject to regulation by various federal, state and local regulatory authorities. Compliance with existing federal, state and local laws and regulations has not had a material adverse effect on our results of operations or financial condition to date. Nonetheless, federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace, and adverse publicity or potential litigation concerning the commercial use of such information, may increasingly affect our operations and could result in substantial regulatory compliance expense, litigation expense and revenue loss.

 Our inability to accurately forecast costs of fixed price contracts could result in lower than expected margins and profitability.

When working on a fixed-price basis, we deliver our services to a client’s specifications or requirements for a particular project based on a mutually agreed upon service level agreement. The gross profit of these projects are primarily determined by our success in correctly estimating and thereafter controlling project costs. Costs may in fact vary substantially as a result of various factors, including underestimating costs, need for unforeseen specialized subcontractors, difficulties with new technologies, and economic and other changes that may occur during the term of the contract. If for any reason the costs are substantially higher than expected, we may incur losses on fixed-price contracts and our profitability on a periodic basis could be adversely effected.

 Risks Related to our Common Stock

Our common stock price has fluctuated considerably and stockholders may not be able to resell their shares at or above the price at which such shares were purchased.

The market price of our common stock may fluctuate significantly (since our reverse merger on June 24, 2005, the high and low bid price for our common stock has been $4.00 and $2.01 per share, respectively) in response to factors, some of which are beyond our control, including the following:

•	factors affecting demand for risk mitigation services such as the domestic and global security environment, competition and general economic conditions,

•	fluctuation in government spending that affect our contracts with governmental entities, and

•	changes in the laws and regulations of different countries that affect our abilities to perform the services of a private security company.

The stock market in general has experienced extreme price and volume fluctuations. The market prices of securities of security-related companies have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility might be worse if the trading volume of our common stock is low.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we became public through a “reverse merger.” Securities analysts of major brokerage firms may not provide us with coverage since there is no incentive for brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

Our common stock may be considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently traded on the NASD’s OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls in financial reporting are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

Commencing for the year beginning January 1, 2007, we will be required to document and test our internal controls over financial reporting procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective. We have identified certain matters that would constitute a material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2), related to the financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel. Although we intend to augment our internal controls procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders.

Our officers, directors and principal stockholders control approximately 30.9% of our outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

We do not anticipate paying cash dividends for the foreseeable future, and the lack of dividends may have a negative effect on our stock price.

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We may fail to qualify for AMEX or other listing.

Although we intend to apply for listing of our common stock on either the AMEX, NASDAQ or other registered stock exchange, there can be no assurance if and when initial listing criteria could be met or if such application would be granted, or that the trading of our common stock will be sustained. In the event that our common stock fails to qualify for initial or continued listing on a registered stock exchange or for initial or continued inclusion in the NASDAQ system, trading, if any, in our common stock, would then continue to be conducted on the NASD’s “Electronic Bulletin Board” in the over-the-counter market and in what are commonly referred to as “pink sheets.” As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and our common stock would become substantially less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes. We do not presently satisfy the listing criteria for the NASDAQ or AMEX markets.

 Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are approved for listing on either NASDAQ or a registered exchange, NASDAQ and stock exchange rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Forward Looking Statements

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included herein. This report contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 or the “Exchange Act”. To the extent that any statements made in this filing contains information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates,” and other words of similar meaning. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

•	the availability and adequacy of our cash flow to meet our requirements,

•	economic, competitive, demographic, business and other conditions in our domestic and international markets,

•	changes or developments in laws or regulations in the risk mitigation or security industries,

•	actions taken or not taken by third-parties, including our private sector and government clients, as well as legislative, regulatory, judicial and other governmental authorities,

•	competition in the risk mitigation industry,

•	changes in our business and growth strategy (including our acquisition strategy) or development plans,

•	the availability of additional capital to support acquisitions and development, and

•	other factors discussed under the section entitled “Risk Factors” or elsewhere in this prospectus.

All forward-looking statements attributable to us are expressly qualified by these and other factors. Information regarding market and industry statistics contained in this filing is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

ITEM 2. Properties

Until the acquisition of CBR and JLWA on August 14, 2005 and March 10, 2006, respectively, we were primarily located in two leased facilities. Our operating base located at 1615 L Street, N.W., Suite 300, Washington, D.C. 20036, is comprised of 11,671 square feet leased at a cost of $40,000 per month. Our telephone number there is (202) 293-2490. Our administrative headquarters are located at 75 Rockefeller Plaza, 27th Floor, New York, NY 10019, and is comprised of approximately 1,800 square feet leased at a cost of $6,450 per month. Our telephone number there is (212) 445-6262.

Through the acquisition of CBR, GlobalOptions assumed the lease to 40 Burton Hills Blvd., Suite 410, Nashville, TN 37215, which is comprised of approximately 1,827 square feet at a cost of $3,654 per month. In addition, GlobalOptions assumed the leases to CBR’s branch offices in California, Texas, New Jersey, Illinois, Florida and Michigan.

Through the acquisition of JWLA, GlobalOptions assumed the lease to 701 13th Street NW, Suite 850, Washington, DC 20005, which is comprised of 6,398 square feet at a cost of $27,722 per month. In addition, GlobalOptions assumed the leases to JWLA’s branch offices in Atlanta, Chicago, Little Rock and Sacramento.

The Company has no current intention to invest in real estate. The Company has no intention to invest in real estate mortgages. The Company may purchase the common stock of companies, as a means of acquisition, but has no intent to passively hold or invest in the common stock of companies.

Item 3. Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for our Common Equity and Related Stockholder Matters

Market for Common Equity

Our common stock has been quoted on the OTC Bulletin Board since June 27, 2005 under the symbol GLOI.OB. Prior to that date, there was no active market for our common stock. Based upon information furnished by our transfer agent, as of March 31, 2006, we had approximately 70 holders of record of our common stock.

The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

Fiscal Year 2004
First Quarter	$	N/A	$	N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter		N/A		N/A

Fiscal Year 2005
First Quarter	$	N/A	$	N/A
Second Quarter (through June 24, 2005)		N/A		N/A
Second Quarter (1)		2.51		2.10
Third Quarter		4.00		2.20
Fourth Quarter		2.90		2.30

Fiscal Year 2006
First Quarter		$2.78		$2.01

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our board of directors and paid on an as-converted basis to the holders of our series A convertible preferred stock.

(1)	From June 27, 2005 to June 30, 2005. June 24, 2005 was the closing date of our reverse merger transaction.

Item 6. Managements Discussion and Analysis or Plan of Operation

Summary Financial Information

The summary financial data set forth below are derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this Form 10-KSB.

	Year Ended	Year Ended
Consolidated Statement	December 31,	December 31,
Operations Data:	2005	2004
(in thousands, except for share and per share data)

Revenues	$9,028	$5,569

Net loss applicable to common stockholders	$(4,550)	$(1,396)

Net loss per common share, basic and diluted	$(.38)	$(.16)

Weighted average number of shares - basic and diluted	12,001,108	8,613,178

Consolidated Balance Sheet Data:

Working capital deficiency	$1,012
Total assets	$8,596
Total liabilities	$3,810
Stockholders' equity	$4,786

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated financial statements and accompanying notes thereto included elsewhere herein.

Results of Operations

The following discussion and financial information is presented to aid in understanding our consolidated financial position and results of operations. The emphasis of this discussion will be on the year ended December 31, 2005, as compared to the year ended December 31, 2004.

We had revenues of $9,028,000 for the year ended December 31, 2005, as compared to revenues of $5,569,000 for the year ended December 31, 2004, for an increase of $3,459,000, or approximately 62%. Of the revenues reported in the year ended December 31, 2005, approximately 75% were from domestic clients and 25% related to international clients. The increase in revenues for the year ended December 31, 2005 is primarily attributable to CBR, which provided revenues of $3,917,000 for the period from August 14, 2005 (date of acquisition) to December 31, 2005.

Although GlobalOptions Group does have some long-term relationships with its clients, our ability to generate revenue is generally dependent upon obtaining many new projects each year, most of which are relatively short-term. Accordingly, period-to-period comparisons within a given year or between years will need to take this normal fluctuation into consideration.

Our gross profit percentage for the year ended December 31, 2005 was 44% as compared to 37% for the year ended December 31, 2004. The increase for the year ended December 31, 2005 was primarily due to an increase in client orders related to higher-end consulting services as compared to the year ended December 31, 2004, where the orders mostly entailed lower-end operational services for lower gross profit services.

Net loss applicable to common stockholders for the years ended December 31, 2005 and 2004 was $4,550,000 and $1,397,000, respectively, an increase of $3,153,000 or approximately 226%. The increased net loss applicable to common stockholders for the year ended December 31, 2005 was primarily due to the deemed dividends on Series A convertible preferred stock of $980,000, and the increase in general and administrative expenses of $4,301,000 or 163%, which was due to the large increase in professional fees related to the reverse merger and to corporate development expenses.

While current financial results for the Company shows a large increase in net loss applicable to common stockholders, we believe the Company has a unique opportunity to become a profitable global leader in the highly fragmented risk mitigation industry. GlobalOptions Group is an established company that will serve as our nexus for a series of acquisitions that we believe will deliver capabilities, products and services designed to meet the ever increasing demand for the assessment and management of risk. We see no indication that the drivers of increased risk mitigation spending are likely to dissipate any time in the near future. Risk mitigation providers on both the product and services side are still fragmented and ripe for consolidation with no clear market leader or dominant brand. We believe there is an opportunity to provide comprehensive solutions which can drive increased revenues for a company to build a comprehensive platform. We expect GlobalOptions Group to be that company.

Our strategic vision is to build the first truly integrated enterprise risk mitigation company by selectively acquiring the best companies in the industry with proven management teams and a strategic long-term vision. Platform acquisitions will be geographically diverse and offer solutions in different risk mitigation segments to gain scope and synergies. Targets will have a combination of existing clients, revenue, significant channel presence and/or a high margin core business. Four initial acquisitions have been identified, including the first acquisition, CBR, as described below.

On May 19, 2005, GlobalOptions and CBR, a privately-held nationwide investigations firm based in Nashville, Tennessee, entered into an asset purchase agreement with respect to the proposed acquisition by GlobalOptions of all of the assets and business activities of CBR. The acquisition of CBR was completed August 14, 2005. The aggregate purchase price of approximately $5,293,000 consisted of a cash payment of $2,500,000, a cash payment of $1,746,000 to pay off the seller’s line of credit balance, a broker’s fee of $143,000 and a note payable to the seller of $904,000 due August 14, 2006. The purchase price is subject to change based upon further adjustments to working capital. Based upon audited financial statements included in the Company’s Form 8-K/A filed with the SEC on October 28, 2005, CBR’s revenues and net loss for the year ended December 31, 2004 were approximately $8.8 million and $1.0 million, respectively.

CBR was a nationwide professional investigations firm with eight domestic offices headquartered in Nashville, Tennessee. It specialized in servicing the insurance, business and legal communities, and significantly expands the investigation services currently being provided by GlobalOptions. CBR was created to meet a marketplace need that was not being addressed, as evidenced by its value proposition and the essence of its business plan: “Through national coverage, regional management and internet communication, CBR applies a ‘best of the best’ philosophy to provide the highest quality investigative service in the industry.” CBR consisted of approximately 60 licensed investigators operating from 8 nationwide offices and has international affiliates to assist clients around the world. CBR had senior management staffing offices in key regions throughout the United States to ensure implementation of training programs, adherence to quality standards and scheduling flexibility.

 The Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Revenues

We had overall revenues of $9,028,000 for the year ended December 31, 2005 as compared to revenues of $5,569,000 for the year ended December 31, 2004, for an increase of $3,459,000, or approximately 62%. Of the revenues reported in the year ended December 31, 2005, approximately 75% was from domestic clients and 25% was related to international clients. The increase in revenue for the year ended December 31, 2005 was primarily attributable to the acquisition of CBR.

Investigations/Litigation Support Segment Revenues

In the investigations/litigation support segment, we had revenues of $6,969,000 for the year ended December 31, 2005, as compared to revenues of $2,761,000 for the year ended December 31, 2004, for an increase of $4,208,000, or approximately 152%. All of the investigations/litigation support revenues reported in the year ended December 31, 2005 were domestic. The increase in revenue for the year ended December 31, 2005 was primarily attributable to the expansion of our client base through the acquisition of CBR for which all of CBR’s revenues are included in this segment.

Crisis Management Segment Revenues

In the crisis management segment, we had revenues of $1,261,000 for the year ended December 31, 2005 as compared to revenues of $1,741,000 for the year ended December 31, 2004, for a decrease of $480,000 or approximately 28%. All of the crisis management revenues reported in the year ended December 31, 2005 related to international clients. The decrease in crisis management segment revenues for the year ended December 31, 2005 was primarily attributable to the successful resolution of several client crises in the year ended December 31, 2004, for which there was no replacement work in the year ended December 31, 2005

Security Segment Revenues

In the security segment, we had revenues of $798,000 for the year ended December 31, 2005 as compared to revenues of $1,067,000 for the year ended December 31, 2004, for a decrease of $269,000 or approximately 25%. Of the security segment revenues reported in the year ended December 31, 2005, all were domestic. The decrease in security segment revenues for the year ended December 31, 2005 was primarily attributable to the conclusion of several large security projects at the end of the 2004 year that were not replaced on an equivalent scale in the 2005 period.

Cost of Revenues and Gross Profit

Our consolidated cost of revenues increased $1,559,000, or approximately 44% to $5,074,000 for the year ended December 31, 2005 from $3,515,000 for the year ended December 31, 2004, due primarily to the increased revenues in the crisis management segment. However, the increase in cost of revenues was less than the related increase in revenues due to higher gross profits realized on consulting services for the 2005 period.

Our gross profit percentage for the year ended December 31, 2005 was 44% as compared to 37% for the year ended December 31, 2004. The increase for the year ended December 31, 2005 was primarily due to an increase in client orders related to higher-end consulting services as compared to the year ended December 31, 2004, when the orders used more lower-end operational services.

Operating Expenses

Our overall operating expenses increased $4,052,000 or approximately 118% to $7,477,000 for the year ended December 31, 2005 from $3,425,000 for the year ended December 31, 2004. The increase was primarily due to an increase in general and administrative expenses related primarily to professional fees of approximately $856,000, corporate development expenses of $2,387,000 and additional operating expenses associated with the operations of CBR from August 14, 2005 (date of acquisition) to December 31, 2005 of $2,104,000.

 Investigations/Litigation Support Segment Results

Our investigations/litigation segment had operating losses of $2,635,000 for the year ended December 31, 2005 as compared to operating losses of $328,000 for the year ended December 31, 2004, for an increase in losses of $2,307,000 or approximately 703%. Reflected in this segment are the losses from CBR, which are reflected solely within this segment. The amount of our gross profit in this segment for the year ended December 31, 2005 increased by $1,767,000, primarily from CBR. However, the operating expenses increased by $4,073,000, $1,938,000 of which is attributable to CBR. The remaining increase in operating expenses of $2,136,000 is primarily attributable to allocated professional fees and corporate development expenses.

Crisis Management Segment Results

Our crisis management segment had operating losses of $687,000 for the year ended December 31, 2005 as compared to operating losses of $712,000 for the year ended December 31, 2004, for a decrease of $25,000 or approximately 4%. The decrease in operating losses for the year ended December 31, 2005 was primarily due to a relatively consistent performance at the gross profit level and a decrease in operating expenses of $27,000.

Security Segment Results

Our security segment had operating losses of $201,000 for the year ended December 31, 2005 as compared to operating losses of $332,000 for the year ended December 31, 2004, for an improvement, or decreased loss, of $131,000 or approximately 39%. The decrease in operating losses for the year ended December 31, 2005 was primarily due to the increase in gross profit of $135,000.

Interest Expense

Interest expense increased by $39,000 to $65,000 for the year ended December 31, 2005 from $26,000 for the year ended December 31, 2004, primarily due to the interest incurred on a convertible note payable to a related party and additional average borrowings under the line of credit.

Income Taxes

Although we have federal and state net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a 100% valuation allowance because it is more likely than not that the deferred tax assets will not be realized as of December 31, 2005. Our ability to use net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code.

Net Loss Applicable to Common Stockholders

Net loss applicable to common stockholders for the years ended December 31, 2005 and 2004 were $4,550,000 and $1,397,000, respectively, for an increase of $3,153,000 or 226%. For the year ended December 31, 2005, we realized an increase in gross profit of $1,900,000, of which $1,712,000 was attributable to CBR. This increase in gross profit was offset by an increase of $4,301,000 in general administrative expenses, of which $1,911,000 was attributable to CBR. The remaining increase in general and administrative expense was primarily attributable to an increase in professional fees associated with being a public company, reverse merger expenses and corporate development expenses. During the year ended December 31, 2005, we recorded a deemed dividend to Series A convertible preferred stockholders of $979,750.

Basic net loss per share applicable to common stockholders is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of options, convertible preferred stock and convertible notes payable were not included in the calculation of the diluted net losses per share because their inclusion would have been anti-dilutive. Basic and diluted net losses per share applicable to common stockholders was $0.38 for the year ended December 31, 2005 as compared to $0.16 in the corresponding 2004 period.

Liquidity and Capital Resources

We had cash balances on hand of $529,000 as of December 31, 2005, which resulted primarily from net proceeds we received in June 2005 and September 2005 of approximately $7,041,000 and $160,000, respectively from the issuance of our Series A convertible preferred stock and warrants in two tranches of a private offering. During August 2005, we utilized cash of approximately $4,363,000 (net of cash acquired of approximately $26,000) for the purchase of CBR. We are obligated to pay the remaining portion of the purchase price for acquiring CBR, estimated at December 31, 2005 to be approximately $904,000, during August 2006.

On September 22, 2005, we closed out our initial private placement with the sale of 250 additional units which consisted of Series A convertible preferred stock and warrants, as detailed in our Confidential Private Offering Memorandum, dated April 18, 2005, as amended. We received proceeds from this tranche of the private placement of approximately $160,000.

We historically have met our operating cash needs by using borrowings under our line of credit arrangement. We currently believe that cash on hand, cash flows from operations and available borrowings under our line of credit facility will be sufficient to meet our current funding requirements and obligations over the next year.

Cash used in operating activities amounted to $3,251,000 and $861,000 during the years ended December 31, 2005 and 2004, respectively. The $2,390,000 increase in cash used in operations was primarily due to a large increase in our net loss of $2,173,000.

Cash used in investing activities of $4,393,000 consisted primarily of $4,363,000 for our purchase of CBR.

Financing activities provided $7,639,000 and $1,106,000 during the years ended December 31, 2005 and 2004, respectively. We received net proceeds from the sale of Series A convertible preferred stock and warrants of approximately $7,201,000 (which is net of offering costs of approximately $549,000) that provided the majority of the financing in the 2005 period, as well as, $438,000 of net financing from line of credit borrowings. Line of credit borrowings provided net proceeds from financing of $106,000 in the 2004 period. During March 2006, we closed a private placement and issued 8% promissory notes aggregating $12,500,000 due on June 30, 2006 and incurred a total fee of $385,000 related to these notes for which $275,000 was paid in cash and $110,000 of which the Company issued 8% promissory notes.

On March 10, 2006, GlobalOptions purchased substantially all of the assets and liabilities of James Lee Witt Associates, LLC (“JLWA”) a privately held crisis and emergency consulting management firm based in Washington, D.C. The acquisition was made pursuant to a certain asset purchase agreement dated January 13, 2006, as amended, between GlobalOptions Group and JLWA. The purchase price of approximately $6,000,000 included $3,600,000 in cash (the funds for which were obtained from the private placement discussed above), a promissory note in the amount of $400,000 and the issuance of 819,672 shares of our common stock valued at approximately $2,000,000, plus the assumption of certain liabilities as defined in the agreement. The purchase price is subject to a post-closing adjustment for working capital. In addition, the agreement provides for the sellers to obtain up to an additional $15,400,000 upon the attainment of certain revenue goals subsequent to the closing of the transaction.

Founded in 2001, JLWA is a public safety and crisis management consulting firm based in Washington, D.C. with offices in Atlanta, Chicago, Little Rock, and Sacramento. JLWA has experience and hands-on knowledge of public safety, disaster mitigation, continuity of operations, and emergency management issues. JLWA’s management team and staff include some of the nation’s most notable and experienced disaster management experts. JLWA’s clients include the nation’s premier universities, hospitals, governments, and a variety of Fortune 500 companies including those in the insurance, transportation, entertainment, finance, utilities, and emergency management industries. JLWA has advised government leaders, including governors, members of Congress, administration officials, and state and local elected officials, on emergency management policies and programs.

On January 27, 2006, we entered into an asset purchase agreement to acquire substantially all of the business and assets of Safir Rosetti, LLC (“Safir Rosetti”), a Delaware limited liability company. Safir Rosetti is a security consulting, investigative and intelligence firm headquartered in New York City with seven additional offices nationwide. The purchase price of approximately $13,000,000 includes $9,000,000 in cash and $4,000,000 in our common stock, plus the assumption of certain liabilities. The purchase price is subject to a post-closing adjustment for working capital. The transaction is expected to close in the second quarter of 2006, and is subject to customary representations, warranties, and covenants and conditions, including delivery of financial statements and a financing condition.

Acquired companies will give GlobalOptions Group a substantial revenue base, a wide array of products and services, geographic reach into almost every country in the world and experienced operators that will complement the current GlobalOptions Group team. Our objective is to sell bundled solutions and services through each acquired companies’ channels. To achieve revenue growth targets, GlobalOptions Group will use its own and acquired companies’ relationships to attain high-end, well-known risk mitigation engagements to accelerate our internal growth rate. The expectation is to leverage other GlobalOptions Group members, as opposed to using sub-contractors and joint ventures, to perform solutions and services, thereby keeping higher internal gross profit margins.

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

Critical Accounting Policies

GlobalOptions Group’s significant accounting policies, including the assumptions and judgments underlying them, are more fully described in our “Notes to Consolidated Financial Statements” included in this Form 10-KSB. Some of our accounting policies require the application of significant judgment by management in the preparation of the consolidated financial statements, and as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. GlobalOptions Group has identified certain of its accounting policies as the ones that are most important to our consolidated financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. GlobalOptions Group’s critical accounting policies include the following:

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

Stock Based Compensation/Stock Options

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, which establishes a fair value based method of accounting for equity-based compensation plans, we have elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” ("APB 25") for recognizing equity-based compensation expense for financial statement purposes. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such options are known and fixed at the grant date.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force in Issue (“EITF”) No. 96-18, “Accounting for Equity Instruments that are issued to other than employees for Acquiring, or In Conjunction with Selling, Goods or Services,” which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” ("SFAS 148"). This standard amended the disclosure requirements of SFAS 123 for fiscal years ending after December 15, 2002 to require prominent disclosure in both annual and interim financial statements about the method used and the impact on reported results. We follow the disclosure-only provisions of SFAS 123 which require disclosure of the pro-forma effects on net income (loss) as if the fair value method of accounting prescribed by SFAS 123 had been adopted, as well as certain other information.

Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Under APB 25, no stock-based employee compensation expense relating to our stock option plans was reflected in net loss, as all options granted under our plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Allowance for Doubtful Accounts

We provide services to a variety of different clients across the United States and internationally and extend credit to our clients in the normal course of business.  We rarely obtain collateral to enhance the collection of receivables.  We determine the amount of the allowance for doubtful accounts primarily based upon an aging of the receivables balances, as well as upon the judgment of our officers and managers.

Intangible Assets

In accordance with the requirements of Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations”, on August 14, 2005, we recognized certain intangible assets acquired in the CBR acquisition (See Note 4), primarily goodwill, trade names, covenants not to compete, and customer relationships.  In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, on a regular basis, we perform an impairment analysis of the carrying value of goodwill and certain other intangible assets by assessing the recoverability when there are indications of potential impairment based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

Recent Accounting Pronouncements

 In December, 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29” (“SFAS 153”). APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception to fair value for exchanges of similar productive assets and replace it with a general exception for exchange transactions that do not have commercial substance, which are defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 was effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The SFAS No. 153 did not have a material affect on the company’s consolidated financial statements

In December 2004, the FASB issued SFAS No. 123R “Shared Based Payment” (“SFAS 123R”). This statement is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R addresses all forms of shared based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005 and applies to all outstanding and unvested SBP awards as of the date adopted by GlobalOptions Group. We expect that SFAS 123R will have a significant impact on our overall consolidated financial statements.

 SFAS 123R permits public companies to adopt its requirements using one of two methods:

“Modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. B. “Modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123R for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We will adopt SFAS 123R beginning January 1, 2006 using the modified prospective method. The impact of this Statement will require us to record a charge for the fair value of our stock options over the vesting period in the consolidated financial statements. Based upon the current number of outstanding and unvested options at December 31, 2005, implementation of SFAS 123R will have a significant impact upon our overall consolidated financial statements. We have adopted the modified retrospective method.

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

In June 2005, the FASB ratified EITF Issue 05-2, “The Meaning of `Conventional Convertible Debt Instrument’ in EITF No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 05-2”), which addresses when a convertible debt instrument should be considered `conventional’ for the purpose of applying the guidance in EITF No. 00-19. EITF 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We have applied the requirements of EITF 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on our financial position or results of operations or cash flows.

In June 2005, the EITF released EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized.

In June 2005, the EITF reached consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 was effective for periods beginning after June 30, 2005. EITF 05-6 did not have a material affect on our consolidated financial position or results of operations.

In September 2005, the EITF reached a consensus on EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded In Debt Securities and Related Issues,” (“EITF 05-7”) beginning in the first interim or annual reporting period beginning after December 15, 2005. Early application of this guidance is permitted in periods for which financial statements have not yet been issued. The disclosures required by Statement 154 should be made excluding those disclosures that require the effects of retroactive application. EITF 05-7 did not have material effect on our consolidated financial position.

In September 2005, the FASB ratified the following consensus reached in EITF Issue No. 05-8 "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature": a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying SFAS No. 109, “Accounting for Income Taxes.” Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27,"Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

Item 7. Financial Statements

Our consolidated financial statements and the related notes to the financial statements called for by this item appear under the caption “Index to Consolidated Financial Statements” beginning on Page F-1 attached hereto of this Annual Report on Form 10-KSB.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Table of Contents to Consolidated Financial Statements

Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet as of December 31, 2005	F-2

Consolidated Statements of Operations
for the Years Ended December 31, 2005 and 2004	F-3

Consolidated Statements of Stockholders' Equity
for the Years Ended December 31, 2005 and 2004	F-4

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2005 and 2004	F-5, 6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
GlobalOptions Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of GlobalOptions Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial s

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GlobalOptions Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

New York, New York
April 3, 2006

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

December 31, 2005
ASSETS

Current assets:

Cash	$528,602
Accounts receivable, net of allowance for doubtful
accounts of $538,699	2,232,749
Prepaid expenses and other current assets	37,487

Total current assets	2,798,838

Property and equipment, net	220,313
Intangible assets, net	1,233,487
Goodwill	4,324,620
Security deposits	19,218

Total assets	$8,596,476

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Line of credit	$543,453
Accounts payable	1,000,510
Accrued compensation and related benefits	538,097
Note payable for CBR acquistion	904,230
Due to former stockholder of CBR	595,320
Other current liabilities	228,428

Total liabilities	3,810,038

Commitments

Stockholders' equity:
Preferred stock, $0.001 par value,
14,984,000 shares authorized, no shares
issued or outstanding	-

Series A convertible preferred stock, voting, $0.001 par
value, 16,000 shares authorized, 7,750 shares
issued and outstanding, liquidation preference $7,750,000	8

Common stock, $.001 par value; 85,000,000 shares authorized;
14,490,582 shares issued and outstanding	14,490

Additional paid-in capital	12,435,321

Deferred consulting fees	(848,181)

Accumulated deficit	(6,815,200)

Total stockholders' equity	4,786,438

Total liabilities and stockholders' equity	$8,596,476

 See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2005	2004

Revenues	$9,028,341	$5,569,335

Cost of revenues	5,074,045	3,515,443
Gross profit	3,954,296	2,053,892

Operating expenses:

Selling and marketing, including
compensatory element of stock
issuances of $307,005 and $97,499, in
2005 and 2004, respectively	540,301	789,594

General and administrative, including
compensatory element of stock
issuances of $354,669 in 2005	6,937,148	2,635,870

Total operating expenses	7,477,449	3,425,464

Loss from operations	(3,523,153)	(1,371,572)

Other income (expense):

Interest income	18,229	99

Interest expense	(65,049)	(25,520)

Other expense, net	(46,820)	(25,421)

Net loss	(3,569,973)	(1,396,993)

Deemed dividends to Series A convertible preferred
stockholders	(979,750)	-

Net loss applicable to common stockholders	$(4,549,723)	$(1,396,993)

Basic and diluted net loss per share
applicable to common stockholders	$(0.38)	$(0.16)

Weighted average number of common shares outstanding -
basic and diluted	12,001,108	8,613,178

See notes to these consolidated financial statements.

GLOBALOPTIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
			Series A convertible		Additional	Deferred		Total
	Common Stock		Preferred Stock		Paid-in	Consulting	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Fees	Deficit	Equity
Balance, January 1, 2004	8,218,302	$8,218	-	-	$2,495,945	-	$(1,848,234)	$655,929

Issuance of common stock for cash	1,102,941	1,103	-	-	748,897	-	-	750,000

Issuance of common stock for services	10,082	10	-	-	5,989	-	-	5,999

Issuance of stock options for services	-	-	-	-	91,500	-	-	91,500

Net loss	-	-	-	-	-	-	(1,396,993)	(1,396,993)

Balance, December 31,2004	9,331,325	9,331	-	-	3,342,331	-	(3,245,227)	106,435

Issuance of stock options
for services	-	-	-	-	1,022,005	(865,000)	-	157,005

Amortization of deferred
consulting fees	-	-	-	-	-	16,819	-	16,819

Issuance of common stock in
connection with exercise of
warrants for cash	176,471	176	-	-	119,824	-	-	120,000

Issuance of common stock in
connection with exercise of cashless
warrants	20,579	21	-	-	(21)	-	-	-

Issuance of common stock upon
conversion of principal and interest
of convertible note payable -
stockholder	361,891	362	-	-	266,721	-	-	267,083

Issuance of common stock
for services	202,316	202	-	-	487,648	-	-	487,850

Issuances of Series A
convertible preferred stock	-	-	7,750	8	7,749,992	-	-	7,750,000

Offering costs in connection with
private placements of Series A
convertible preferred stock	-	-	-	-	(548,781)	-	-	(548,781)

Outstanding common stock of
GlobalOptions Group, Inc. at
date of reverse merger	4,398,000	4,398	-	-	(4,398)	-	-	-

Net loss	-	-	-	-	-	-	(3,569,973)	(3,569,973)

Balance, December 31, 2005	14,490,582	$14,490	7,750	$8	$12,435,321	$(848,181)	$(6,815,200)	$4,786,438

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31
	2005	2004
Cash flows from operating activities:

Net loss	$(3,569,973)	$(1,396,993)

Adjustments to reconcile net loss to net cash used in operating activities:

Provision for bad debts	254,224	171,200

Depreciation and amortization	208,057	53,557

Stock based compensation	661,674	97,499

Changes in operating assets:

Accounts receivable	(346,433)	64,927

Prepaid expenses and other current assets	(8,262)	25,777

Security deposits	34,745	-

Changes in operating liabilites:

Accounts payable	(167,286)	170,097

Accrued compensation and related benefits	(2,005)	(14,317)

Due to former stockholder of CBR	(201,829)	-

Deferred revenue and customer deposits	-	(146,922)

Other current liabilites	(113,522)	114,046

Total adjustments	319,363	535,864

Net cash used in operating activities	(3,250,610)	(861,129)

Cash flows from investing activities:

Purchases of property and equipment	(29,699)	-

Acquisition of CBR, less cash acquired of $26,086	(4,362,876)	-

Net cash used in investing activities	(4,392,575)	-

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued

	For the Years Ended December 31,
	2005	2004

Cash flows from financing activities:

Net proceeds from line of credit	$437,550	$105,903

Proceeds from issuance of convertible note payable - stockholder	-	250,000

Proceeds from issuance of common stock	-	750,000

Proceeds from issuance of Series A
convertible preferred stock	7,750,000	-

Offering costs in connection with private placement of Series A
convertible preferred stock	(548,781)	-

Net cash provided by financing activities	7,638,769	1,105,903

Net (decrease) increase in cash	(4,416)	244,774

Cash - beginning	533,018	288,244

Cash - ending	$528,602	$533,018

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$56,299	$17,186

Supplemental discolsures of non-cash investing and financing activities:
Common stock issued upon the conversion of convertible note payable -
stockholder and related accrued interest	$267,083	$-

Common stock issued upon the cashless exercise of warrants	$21	$-

Supplemental non-cash investing and financial activity - acquisition of CBR:

Current assets acquired	$1,573,706
Property and equipment acquired	153,802
Intangible assets acquired	1,370,808
Goodwill recognized on purchase business combination	4,324,620
Security deposits acquired	16,032
Current liabilities assumed with acquisition	(1,348,627)
Due to form stockholder of CBR assumed with acquisition	(797,149)

Total purchase price	5,293,192
Less: Cash acquired	(26,086)
Less: Cash paid to acquire business	(4,362,876)
Non-cash consideration to seller	$904,230

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

1. Nature of Operations

GlobalOptions, LLC was formed in November 1998 as a limited liability company (“LLC”) in the state of Delaware. On January 24, 2002, with the approval of the members of the LLC, the LLC converted to a corporation under Delaware law with the name GlobalOptions, Inc. (“GlobalOptions”)

On June 24, 2005, GlobalOptions consummated a “reverse merger” transaction (See Note 13), with Creative Solutions with Art, Inc., (“Creative Solutions”) a Nevada corporation, and the newly formed GlobalOptions Acquisition Corp., (“GlobalOptions Acquisition”) a Delaware corporation, a wholly-owned subsidiary of Creative Solutions. GlobalOptions Acquisition merged with and into GlobalOptions with the result that on June 24, 2005, GlobalOptions became the subsidiary of a public company.

Following the merger, Creative Solutions changed its name to GlobalOptions Group, Inc. (“GlobalOptions Group” or the “Company”) and began trading on the OTC (over the counter) Bulletin Board under the new symbol “GLOI.OB.” As a result of the reverse merger, GlobalOptions became the wholly-owned subsidiary of the newly renamed GlobalOptions Group, with GlobalOptions’ former stockholders acquiring a majority of the outstanding shares of the Company’s common stock, par value $.001 per share, and GlobalOption’s officers and directors replaced the officers and directors of Creative Solutions. The reverse merger was consummated under Delaware law and pursuant to an Agreement and Plan of Merger, dated June 24, 2005 (the “Merger Agreement”). For accounting purposes, the reverse merger has been treated as an acquisition of Creative Solutions by GlobalOptions and a recapitalization of GlobalOptions. The historical consolidated financial statements prior to June 24, 2005 are those of GlobalOptions. Pursuant to the reverse merger, GlobalOptions has restated its statements of stockholders’ equity on a recapitalization basis, so that all accounts are now presented as if the reverse merger had occurred at the beginning of the earliest period presented.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

2. Principles of Consolidation

The consolidated financial statements of the Company include the consolidated financial statements of GlobalOptions Group, Inc. and its wholly owned subsidiaries, GlobalOptions, Inc. and Avalanche Motion Pictures, Inc. (“Avalanche”). Avalanche is an inactive company. All material intercompany accounts and transactions are eliminated in consolidation.

3. Summary of Significant Accounting Policies

  Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented on a recapitalization basis in accordance with the reverse merger. Common stock equivalents, consisting of stock options, Series A convertible preferred stock and warrants, as further discussed in the notes to the consolidated financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive. The total common shares issuable upon the exercise of stock options, warrants, and the Series A convertible preferred stock as of December 31, 2005 and 2004 was 12,421,222 and 3,144,403, respectively.

Intangible Assets

In accordance with the requirements of Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations”, on August 14, 2005, the Company recognized certain intangible assets acquired in the CBR acquisition (See Note 4), primarily goodwill, trade names, covenants not to compete, and customer relationships.  In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, on a regular basis, the Company performs impairment analysis of the carrying value of goodwill and certain other intangible assets by assessing the recoverability when there are indications of potential impairment based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to makes estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Actual results could differ from estimated amounts.

Concentrations of Credit Risk

Cash: The Company maintains its cash with various financial institutions, which exceeded the federally insured limit throughout the year. At December 31, 2005, the Company had cash on deposit of approximately $524,000 in excess of federally insured limits.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

3. Summary of Significant Accounting Policies, continued

Concentrations of Credit Risk, continued

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

Property and Equipment

Property and equipment is stated at cost and is being depreciated using the straight-line method over their estimated useful lives, generally five to seven years. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the consolidated results of operations. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

3. Summary of Significant Accounting Policies, continued

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the years ended December 31, 2005 and 2004 was approximately $26,000 and $79,000, respectively.

Income Taxes

The Company accounts for income taxes using the liability method as required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the years ended December 31, 2005 and 2004, respectively, as a result of losses incurred during the years.

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force Issue No. (“EITF”) 96-18, “Accounting for Equity Instruments that are issued to other than employees for Acquiring, or In Conjunction with Selling, Goods or Services,” which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Years Ended December 31,
	2005	2004

Dividend yield	0%	0%
Expected volatility	87%	55%
Risk-free interest rate	3.0%	3.0%
Expected lives	3 years	3 years

The weighted average fair value of the options on the date of grant, using the fair value based method, for the years ended December 31, 2005 and 2004 $1.73 and $0.25, respectively. For the year ended December 31, 2005, the Company updated the expected volatility based upon a review of the history of additional comparable companies.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition method under the provisions of SFAS 123.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

3.     Summary of Significant Accounting Policies, continued

  Stock Based Compensation/Stock Options, continued

(All numbers in 000’s except per share data.)	For the Years Ended December 31,
	2005	2004
Net loss applicable to common stockholders, as reported	$(4,550)	$(1,397)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	377	166

Pro-forma net loss	$(4,927)	$(1,563)
Net loss per share applicable to common stockholders - basic and diluted:

As reported	$(0.38)	$(0.16)

Pro forma	$(0.41)	$(0.18)

Recent Accounting Pronouncements

 In December, 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29” (“SFAS 153”). APB Opinion No. 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception to fair value for exchanges of similar productive assets and replace it with a general exception for exchange transactions that do not have commercial substance, which are defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. SFAS No. 153 was effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The SFAS No. 153 did not have a material affect on the Company’s consolidated financial statements

In December 2004, the FASB issued SFAS No. 123R “Shared Based Payment (“SFAS 123R”)”. This statement is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R addresses all forms of shared based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005 and applies to all outstanding and unvested SBP awards as of the date adopted by the Company. The Company expects that SFAS 123R will have a significant impact on its overall consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

3.     Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

SFAS 123R permits public companies to adopt its requirements using one of two methods:

“Modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. B. “Modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company will adopt SFAS 123R beginning January 1, 2006 using the modified prospective method. The impact of this Statement will require the Company to record a charge for the fair value of its stock options over the vesting period in the consolidated financial statements. Based upon the current number of outstanding and unvested options at December 31, 2005, implementation of SFAS 123R will have a significant input upon the overall consolidated financial statements of the Company.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

3.     Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of `Conventional Convertible Debt Instrument’ in EITF No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 05-2”), which addresses when a convertible debt instrument should be considered `conventional’ for the purpose of applying the guidance in EITF No. 00-19. EITF 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position or results of operations.

In June 2005, the EITF released EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF No. 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF 05-4 has not been finalized.

In June 2005, the EITF reached consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 was effective for periods beginning after June 30, 2005. EITF 05-6 did not have a material affect on the Company’s consolidated financial position or results of operations.

In September 2005, the EITF reached a consensus on EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded In Debt Securities and Related Issues,” (“EITF 05-7”) beginning in the first interim or annual reporting period beginning after December 15, 2005. Early application of this guidance is permitted in periods for which financial statements have not yet been issued. The disclosures required by SFAS No. 154 should be made excluding those disclosures that require the effects of retroactive application. EITF 05-7 did not have material effect on the Company’s consolidated financial position.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

3.     Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In September 2005, the FASB ratified the following consensus reached in EITF Issue No. 05-8 "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature": a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying SFAS No. 109, “Accounting for Income Taxes.” Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27,"Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

4.	Acquisition of CBR

On August 14, 2005, GlobalOptions purchased substantially all of the assets and business activities of CBR. The aggregate purchase price paid for CBR’s assets and business was approximately $5,150,000 subject to certain future adjustments to opening working capital purchase price as defined in the agreement.

The aggregate purchase price of approximately $5,293,000 consisted of cash in the amount of $4,246,000, a broker fee of approximately $143,000 and a note payable to the seller in the amount of $904,000 due August 14, 2006. The note payable to the seller is non-interest bearing and is unsecured. The purchase price is subject to change based upon future adjustments to working capital, as defined, for working capital acquired from CBR as of the acquisition date. This working capital adjustment will be finalized on August 14, 2006, in connection with the final adjustment to the purchase price.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

4.	Acquisition of CBR, continued

The assets and liabilities of CBR have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition. As part of the purchase of CBR on August 14, 2005, the Company acquired identifiable intangible assets of approximately $1,371,000. Of the identifiable intangibles acquired, $80,000 has been assigned to trade names, $52,000 to developed technology, $729,000 to customer relationships, and $510,000 to non-compete agreements. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following table details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period in years
Trade names	5 years
Developed technology	3 years
Non-compete agreements	3 years
Customer relationships	5 years

The following table details the allocation of the purchase price for the acquisition of CBR:

Fair Value

Cash	$26,086
Accounts receivable	1,527,071
Prepaid expenses	20,549
Property and equipment	153,802
Security deposits	16,032
Intangible asset - trade names	80,000
Intangible asset - developed technology	52,000
Intangible asset - customer relationships	728,808
Intangible asset - non-compete agreements	510,000
Accounts payable	(900,175)
Accrued compensation and related benefits	(413,457)
Due to former stockholder of CBR	(797,149)
Other current liabilities	(34,995)

Net fair values assigned to assets acquired and
liabilities assumed	968,572
Goodwill	4,324,620
Total	$5,293,192

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

4.	Acquisition of CBR - continued

The following represents a summary of the purchase price consideration:

Cash	$4,246,092
Broker fee incurred - included as part of purchase price	142,870
Note payable	904,230

Total Purchase Price Consideration	$5,293,192

The results of operations for CBR for the period from August 14, 2005 to December 31, 2005, are reflected in the Company’s results for the year ended December 31, 2005 in the accompanying consolidated statements of operations.

The following table presents the unaudited pro-forma combined results of operations of the Company and CBR for each of the years ended December 31, 2005 and 2004, respectively as if CBR had been acquired at the beginning of each of the periods.

	For the Years Ended December 31,
	2005	2004

Revenues	$15,415,791	$14,360,946

Net loss applicable to common stockholders	$(5,783,305)	$(2,283,999)

Pro-forma basic and diluted net loss per common share	$(0.48)	$(0.27)

Weighted average common shares outstanding - basic and diluted	12,001,108	8,613,178

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the CBR acquisition had been completed as of the beginning of 2004, nor are they necessarily indicative of future consolidated results.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

5.	Intangible Assets

Intangible assets at December 31, 2005 consist exclusively of amounts related to the CBR acquisition (See Note 4).

The estimated amortization of amortizable intangible assets for the five years ending December 31, 2010 is as follows:

For the Years Ending December 31,	Total	Developed Technology	Non-Compete Agreements	Customer Relationships	Trade Names

2006	$361,000	$21,000	$170,000	$154,000	$16,000
2007	361,000	21,000	170,000	154,000	16,000
2008	277,000	2,000	105,000	154,000	16,000
2009	170,000	-	-	154,000	16,000
2010	64,000	-	-	54,000	10,000
Totals	$1,233,000	$44,000	$445,000	$670,000	$74,000

During the year ended December 31, 2005, the Company recorded amortization expense related to the acquired amortizable intangibles of $137,320.

The weighted average amortization period for amortizable intangibles is 4.0 years and has no residual value.

6.	Property and Equipment

At December 31, 2005, property and equipment is comprised of the following:

Computer and equipment	$306,625
Furniture and fixtures	120,544
Leasehold improvements	136,244
563,413
Less: accumulated depreciation and amortization	343,100
Total	$220,313

Depreciation and amortization for the years ended December 31, 2005 and 2004 was $70,737, and $53,557, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

7.	Line of Credit

During November 2003, GlobalOptions signed a $1,000,000 line of credit with a financial institution with an interest rate of prime plus 1.25% (7.25% at December 31, 2005) secured by accounts receivable and subject to monthly covenants.

In conjunction with the establishment of this line of credit, the financial institution was granted warrants to purchase 29,411 shares of the Company’s common stock at $0.60 per share. The value of these warrants, computed using the Black-Scholes option pricing model was de-minimus. These warrants were exercised on June 24, 2005 on a cashless basis, and were exchanged for 20,579 shares of common stock.

On May 4, 2005, this line of credit agreement was amended to increase the facility amount to $1,875,000. This line of credit was renewed on February 3, 2006 and expires on February 3, 2007. During March 2006, the Company entered into an agreement to guarantee the obligations of GlobalOptions under this line of credit. The balance outstanding under the line of credit at December 31, 2005 was $543,453.

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

GlobalOptions assumed a liability of $797,149 in connection with the acquisition of CBR which includes an increase to the opening balance liability of approximately $178,700 relating to a change in the estimated amount due under the agreement. This amount has been recorded as a purchase price adjustment to customer relationships in accordance with SFAS No. 141(See Note 4). At December 31, 2005, the balance due under this agreement was $595,320.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

9.	Other Current Liabilities

At December 31, 2005, other current liabilities consisted of the following:

Accrued client expenses	$ 83,070
Corporate development expenses	11,097
Deferred rent	67,768
Miscellaneous	66,493

Total	$ 228,428

10.	Income Taxes

The Company’s deferred tax assets of approximately $2,618,000 and $1,191,000 at December 31, 2005 and 2004, respectively, are subject to a 100% valuation allowance because it is more likely than not that the deferred tax assets will not be realized. The valuation allowances related to the Company’s deferred tax assets increased by approximately $1,427,000 and $602,000 for the years ended December 31, 2005 and 2004, respectively.

Significant components of the Company’s deferred tax assets at December 31, 2005 and 2004 are as follows:

	December
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$2,118,168	$1,007,719
Stock-based compensation	151,730	82,200
Allowance for doubtful accounts	215,480	47,490
Property and equipment	47,756	25,872
Intangible assets	41,220	-
Non-deductible accruals	87,251	27,761
Total deferred tax assets	2,661,605	1,191,042
Deferred tax liability:
Goodwill	(43,246)	-
Subtotal	2,618,359	1,191,042
Less: valuation allowance	(2,618,359)	(1,191,042)
Deferred tax assets, net	$-	$-

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

10.	Income Taxes, continued

As of December 31, 2005 and 2004, the Company had available approximately $5,172,000 and $2,504,000, respectively, of federal and state net operating losses (“NOL”) available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in years 2022 through 2025. The Company’s ability to use its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code.

As a result of our significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit has been recorded at December 31, 2005 and 2004. The provision for income taxes using the statutory federal tax rate as compared to our effective tax rate is summarized as follows:

	December 31,
	2005	2004
Tax benefit at statutory rate	(34.0)%	(34.0)%
State income taxes	(6.0)%	(6.0)%
Increase in valuation allowance	40.0%	40.0%
Effective income tax rate	-	-

11.	Convertible Note Payable - Stockholder

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

12.	Commitments and Contingencies

Employment Agreements

GlobalOptions entered into employment agreements that are renewed on an annual basis with both its Chief Executive Officer and President. Base compensation is $260,000 and $250,000, per annum for its Chief Executive Officer and its President, respectively.

On January 29, 2004, GlobalOptions entered into an employment agreement with its Chairman of the Board. This agreement provided for base compensation of $200,000 per annum. The agreement provided for a sign-on grant of an option to purchase 441,177 shares of common stock for which there is a 3 year vesting period and a one year bonus consisting of a grant of an option to purchase 441,177 shares of common stock that also vest over a 3 year period. For both stock option grants the exercise price is $0.60 per share

GlobalOptions employment agreement with its Chairman was assigned to the Company effective as of June 27, 2005. Pursuant to the assignment, (i) the Chairman’s salary was increased to the annual rate of $300,000 retroactive to January 1, 2005, (ii) all of the Chairman’s stock options in GlobalOptions were confirmed to have vested with the consummation of the reverse merger, (iii) the Chairman agreed to forego receiving any 2005 annual bonus that he is entitled to under the employment agreement, and (iv) and the Company and the Chairman agreed to negotiate in good faith bonus arrangements after December 31, 2005.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

12.	Commitments and Contingencies, continued

Employment Agreements, continued

In connection with the acquisition of CBR (See Note 4), GlobalOptions entered into a three year employment agreement with Halsey Fischer, the former president and chief executive officer of CBR. Under the terms of the agreement, Mr. Fischer serves the Company as President of the Investigations Segment (See Note 18) and receives an annual salary of $200,000 per annum and be eligible for a discretionary annual bonus segment of the Company of up to $50,000. In addition, the Company has assumed the employment agreements of three former employees of CBR, with such agreements having remaining terms of approximately one year from the date of the acquisition of CBR, representing in the aggregate a remaining obligation of approximately $100,000 at December 31, 2005.

Operating Leases

In January 2003, GlobalOptions entered an operating lease for office space that expires on January 1, 2008. Rents are payable in monthly installments of $37,931 plus a proportionate share of operating charges and real estate taxes. On each annual anniversary date of the lease, the rent will increase by 2.5% of the current year’s rent. In accordance with SFAS No. 13, “Accounting for Leases,” the non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent of $35,582 and $35,290 represents the unamortized rent adjustment amounts at December 31, 2005 and 2004, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

12.	Commitments and Contingencies - continued

Operating Leases, continued

In connection with the purchase of assets and assumption of liabilities of CBR, GlobalOptions assumed the obligations for the leases of the eight CBR offices. Such lease obligations are through the year 2010 and carry terms that allow for renewals.

Future minimum lease payments under these leases are as follows:

For the Years Ending December 31,
2006	$808,450
2007	680,858
2008	96,471
2009	61,443
2010	26,485
Thereafter	5,214
Total	$1,678,921

Rent expense charged to operations amounted to approximately $503,000 and $478,000, respectively for the years ended December 31, 2005 and 2004. During 2004, the Company also rented a corporate apartment on a month-to-month basis. Rent expense for the apartment was $24,104 for the year ended December 31, 2004. The lease for the corporate apartment was cancelled on April 21, 2004.

Letter of Credit

In connection with the lease for its corporate office, the Company is required to maintain a standby letter of credit of $37,931 for the purpose of collateralizing future lease payments. During the year ended December 31, 2005, the landlord drew upon the letter of credit and the security deposit in order to satisfy a portion of the Company’s obligations under the lease. Accordingly, at December 31, 2005, the Company was not in compliance with the standby letter of credit obligations under the lease. During March 2006, the Company reinstated the letter of credit and brought the Company back into compliance under the lease agreement.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

12.	Commitments and Contingencies - continued

Consulting Agreements- continued

GlobalOptions has been a party to a consulting agreement with BKS Advisors, LLC (“BKS”) pursuant to which BKS provides GlobalOptions management with certain business, strategy and financial services. The agreement with BKS has a term that extends through October 2006. The consulting agreement provides for a monthly fee of $25,000 which may be adjusted based on the level of services provided. On June 1, 2005, BKS assigned its rights under this agreement to Jeffrey O. Nyweide, Chief Financial Officer and Executive Vice President of Corporate Development of GlobalOptions Group. Consulting expense under this agreement incurred for each of the years ended December 31, 2005 and 2004 amounted to $300,000.

During November 2005, GlobalOptions entered into a consulting agreement with Rubenstein Public Relations Inc. (“RPR”). As part of this agreement, RPR will provide GlobalOptions certain public relations services. The agreement with RPR is to commence in January 2006 for a monthly fee of $7,500 and is on a month to month basis.

During July 2005, GlobalOptions entered into a consulting agreement with Athorn, Clark and Partners, Inc. (“Athorn”) for a term of six months. During December 2005, the term of this agreement was extended for one year. As part of this agreement, Athorn will provide GlobalOptions with strategic advisory services. The agreement provides that Athorn will be paid a monthly fee valued at $20,000, for which $10,000 will be paid in cash and $10,000 in the common stock of the Company. During the year ended December 31, 2005, the Company issued to Athorn a total of 22,442 shares of common stock valued at $60,000 representing the Company’s obligation to Athorn through December 31, 2005.

During May 2005, GlobalOptions entered into a consulting agreement with Lippert/Heilshorn and Associates, Inc. (“Lippert”) for a term of one year. As part of this agreement, Lippert will provide GlobalOptions with financial communications consulting services. The agreement provides that for the months of June through August 2005, and thereafter, that Lippert will be paid under the agreement the amounts of $10,000 and $7,500 in cash and $10,000 and $7,500 in the common stock of the Company, respectively. During the year ended December 31, 2005, the Company issued to Lippert a total of 23,652 shares of common stock, valued at $60,000 representing the Company’s obligation to Lippert through December 31, 2005.

13.	Stockholders’ Equity

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

13.	Stockholders’ Equity, continued

Common Stock, continued

During August 2004, the Company issued 1,102,941 shares of common stock for proceeds of $750,000, and warrants to purchase 176,471 shares of common stock at $0.68 per share to QuanStar I, LLC, who was a holder of a convertible note payable issued by GlobalOptions (See Note 11) and a compensated financial advisor to GlobalOptions (See Note 16). In June 2005, QuanStar I exercised the warrants and purchased 176,471 shares of common stock for $120,000.

Stock Based Compensation

On June 24, 2005, the Company issued 145,000 shares of common stock at a value of $337,850 to an advisor for its services related to the reverse merger. This cost is reflected in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2005.

On November 18, 2005, the Company granted an option to its consultant who also serves as the Company’s Chief Financial Officer, to purchase 500,000 shares of common stock at $2.50 per share. This option has a term of five years, is non-forfeitable and vests over three years. This option was valued at $865,000 utilizing the Black-Scholes economic model and is being amortized to stock based compensation over the three year vesting period in accordance with EITF 96-18. At December 31, 2005, the unamortized amount of this option grant was approximately $848,000. For the year ended December 31, 2005, approximately $17,000 has been recorded as stock based compensation and recorded within general and administrative expenses.

During the years ended December 31, 2005 and 2004, the Company issued stock options to certain members of its advisory boards in exchange for their advisory services to the Company valued at $119,000 and $39,000, respectively.

GlobalOptions Shares Immediately Prior to the Reverse Merger

On June 24, 2005, in anticipation of and in connection with the reverse merger agreement, each of the holders of its Series A, Series A-1 and Series A-2 convertible preferred stock agreed to exchange the holders’ full rights, including accrued dividends of $1,381,099, in their convertible preferred shares on the basis of one share of the common stock of GlobalOptions Group for each 1.7 shares of convertible preferred stock. This transaction resulted in the issuance of 6,596,031 shares of common stock of GlobalOptions Group in exchange for 11,213,254 shares of convertible preferred stock of GlobalOptions on June 24, 2005.

Pursuant to the Merger Agreement, stockholders of GlobalOptions received one share of GlobalOptions Group common stock for each 1.7 issued and outstanding shares of GlobalOptions common stock at closing for which 4,650,000 shares of GlobalOptions common stock was exchanged for 2,735,294 shares of common stock of GlobalOptions Group.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

13.	Stockholders’ Equity, continued

GlobalOptions Shares Immediately Prior to the Reverse Merger, continued

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

GlobalOptions Group has assumed all of GlobalOption’s obligations under its outstanding stock option plan and has reserved 6,500,000 shares of GlobalOptions Group’s common stock for stock options issuable under a newly adopted 2005 Stock Option Plan (See Note 14). At the time of the reverse merger, GlobalOptions had outstanding stock options to purchase 4,450,721 shares of common stock, which outstanding options became stock options to purchase 2,618,071 shares of common stock of GlobalOptions Group, after giving effect to the reverse merger exchange ratio. Neither GlobalOptions nor GlobalOptions Group had any warrants to purchase shares of common stock outstanding immediately prior to the closing of the reverse merger. The pricing of all stock options has been adjusted on a 1.7 to 1 basis.

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

In connection with the reverse merger, GlobalOptions Group completed the closing of a private placement of a total of 7,500 units consisting of one share of our Series A convertible preferred stock, par value $.001 per share, and a detachable, transferable warrant to purchase shares of the Company’s common stock, at a purchase price of $1,000 per unit, to accredited investors pursuant to the terms of a Confidential Private Offering Memorandum, dated April 18, 2005, as supplemented. Each share of Series A convertible preferred stock is initially convertible into 500 shares of common stock at any time. Each warrant entitles the holder to purchase 125 shares of common stock at an exercise price of $2.50 per share through June 24, 2009, subject to certain redemption provisions. The Company received proceeds from the tranches of the private placement of approximately $7,041,000, net of offering costs of approximately $459,000.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

13.	Stockholders’ Equity, continued

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

Under the terms of the private placement, the Company agreed to file a "resale" registration statement with the SEC covering the shares of common stock underlying the Series A preferred stock and warrants issued in the private placement on or before October 28, 2005 (or 120 days after the closing). The Company is obligated to maintain the effectiveness of the "resale" registration statement from the effective date through and until 12 months after the date of closing of the merger, unless all securities registered under the registration statement have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act of 1933, provided the Company complies with their reporting obligations.

In the event the "resale" registration statement was not filed with the SEC on or prior to the 180th day after the completion of the merger, each investor in the private placement was to receive an additional number of shares of Series A preferred stock equal to 2% of the total number of shares of Series A preferred stock subscribed to by such investor in the private placement (which additional shares of underlying common stock will also be registered) for each month (or portion thereof) that the registration statement is not so filed, provided that the aggregate increase in such shares of Series A preferred stock pursuant to this paragraph will in no event exceed 20% of the original number of shares of Series A preferred stock subscribed for in the private placement.

The Company agreed to use its best efforts to have the "resale" registration statement declared effective by the SEC as soon as possible after the initial filing and agreed to respond to all questions or comments by the SEC pertaining to such registration statement within 30 days of the receipt of such comments. In the event that the Company does not respond to questions or comments by the SEC pertaining to the registration statement within 30 days after the Company’s receipt of such comments, each investor in the private placement will receive an additional number of shares of Series A preferred stock equal to 2% of the total number of shares of Series A preferred stock subscribed to by such investor in the private placement (which additional shares of underlying common stock will also be registered) for each month (or portion thereof) that the Company does respond to questions or comments by the SEC pertaining to such registration statement, provided that the aggregate increase in such shares of Series A preferred stock pursuant to this paragraph will in no event exceed 20% of the original number of shares of Series A preferred stock subscribed to in the private placement.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

13.	Stockholders’ Equity, continued

Reverse Merger and Private Placement - Summary of Transactions, continued

Verus International Group (“Verus”) served as advisor to the Company on the structuring and execution of the reverse merger. In connection with the identification and structuring of the reverse merger and effective as of the closing of the reverse merger, the Company paid Verus or its designees a fee equal to 145,000 shares of common stock valued at $337,850 and a fee paid in warrants as an advisor for the private placement equal to 396,095 cashless four-year warrants to purchase the Company’s common stock exercisable at $2.00 per share, and a fee paid in warrants equal to 1,053,905 warrants to purchase the Company’s common stock exercisable at $2.50 per share on terms which are identical to those warrants included in the units.

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

The Company has agreed to engage Verus for a period of 24 months following the closing of the merger and private offering to provide capital markets advisory services at a monthly rate of $10,000, payable 50% in cash and 50% in common stock at the then-current market value. During the year ended December 31, 2005, the Company issued 11,221 shares of common stock, valued at $30,000, in connection with this agreement.

Series A Convertible Preferred Stock

The Company has authorized a total of 15,000,000 shares of preferred stock. In conjunction with the reverse merger, the Company designated 16,000 shares as authorized for Series A convertible preferred stock.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

13.	Stockholders’ Equity, continued

Series A Convertible Preferred Stock, continued

On September 22, 2005, GlobalOptions Group closed out its initial private placement with the sale of 250 units, as detailed in the Company’s Confidential Private Offering Memorandum, dated April 18, 2005, as amended, the Company received proceeds from the private placement of approximately $160,000, net of offering costs of $90,000. In connection with this private placement, 31,250 of Series A warrants were issued to investors, 12,100 of the Series B warrants were issued to the placement agent and advisors and 4,563 of the Series C warrants were issued to the placement agent and advisors. In addition, in conjunction with the close out of the initial private placement, 350,994 of the Series B warrants and 132,342 of the Series C warrants were issued to Verus.

Series A Convertible Preferred Stock - Beneficial Conversion Feature and Deemed Dividends

At June 24, 2005, the date of issuance, the fixed conversion price of the Series A convertible preferred stock of $2.00 represented a discount to the market value of the Company’s common stock, which was at a quoted market price of $2.10 per share. In accordance with EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” and EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios”, the Company determined the relative fair value of the warrants and the convertible preferred stock and allocated the proceeds received on a relative fair value basis. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 55%, risk-free interest rate of 3% and an expected term of two years. Based upon this calculation, the effective conversion price of the Series A convertible preferred stock was determined to be $1.88 per common share, resulting in a beneficial conversion feature of $832,500 at June 24, 2005.

At September 22, 2005, the fixed conversion price of the Series A convertible preferred stock of $2.00 represented a discount to the market value of the Company’s common stock, which was at a quoted market price of $3.00 per share. The Company determined the relative fair value of the warrants and the Series A convertible preferred stock and allocated the proceeds received on a relative fair value basis. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 55%, risk-free interest rate of 3% and an expected term of two years. Based upon this calculation, the effective conversion price of the Series A convertible preferred stock was determined to be $1.18 per common share, resulting in a beneficial conversion feature of $147,250 at September 22, 2005.

The Company has presented the beneficial conversion feature as a deemed dividend to the holders of the preferred stock on the consolidated statements of operations of $979,750 for the year ended December 31, 2005.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

13.	Stockholders’ Equity, continued

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

The Series A convertible preferred stock may not be redeemed by the Company at any time.

Holders of Series A convertible preferred stock will not be entitled to receive any dividends, except to the extent that any dividends are declared on the Company’s common stock, in which case holders of Series A convertible preferred stock will be entitled to receive such dividends on an as-if-converted basis.

Warrants (Series A & B)

Each warrant, of which 968,750 of the Series A were issued to investors and 1,875,000 of the Series B that were issued to the placement agent and advisors, entitles the holder thereof to purchase 125 shares of common stock at an exercise price of $2.50 per share from the date of issuance until the fourth anniversary thereof. The Company may call the warrants beginning 15 months after the closing of the private placement at a rate of 25% per quarter if at any time during such quarter the 30-day trailing average stock price is greater than $4.00 per share.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

13.	Stockholders’ Equity, continued

Warrants (Series C)

Each warrant, of which 725,000 were issued to the placement agent and advisors, entitles the holder thereof to purchase 125 shares of common stock at an exercise price of $2.00 per share from the date of issuance until the fourth anniversary thereof. These warrants may be exercised upon surrender of the certificate therefore, accompanied by payment of the full exercise price for the number of warrants being exercised. The holder may also alternatively exercise these warrants on a cashless basis by surrendering the warrant with an executed notice of cashless exercise attached thereto, in which event the Company will issue to the holder the number of shares of stock determined following the formula contained therein.

Adjustments (applicable to Warrants - Series A, B and C)

In the event that the Company issues any shares of its common stock or common stock equivalents following in a private placement, secondary offering or shelf offering for cash consideration at a price less than $2.50 per share of common stock for Series A and B warrants or $2.00 per share of common stock for Series C warrants, respectively, (i) the number of shares of common stock for which each warrant is exercisable will be adjusted to equal that number which is the result of the original number of shares of common stock for which each warrant is exercisable multiplied by $2.50 per share of common stock for Series A and B warrants and $2.00 per share of common stock for Series C warrants, and divided by the price per share at which the Company will issue such common stock or common stock equivalents, but in no event will the denominator be less than $.765 per share, and (ii) the exercise price of each warrant shall be reduced to equal the price per share at which GlobalOptions Group issues such common stock or common stock equivalents, but in no event will the exercise price be reduced to less than $.765 per share. Additionally, the warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock dividends, stock splits, and other similar events.

The holders of any type of warrant will not possess any voting or other rights as a stockholder of the Company unless and until the holder exercises the warrant.

A summary of the Company’s warrants outstanding and fully exercisable at December 31, 2005 is presented in the table below:

	Exercise Prices
	$2.00	$2.50	Total
Series A	-	968,750	968,750
Series B	-	1,875,000	1,875,000
Series C	725,000	-	725,000
Outstanding	725,000	2,843,750	3,568,750

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

14.	Stock Option Plans

On January 24, 2002, the Board of Directors and stockholders of GlobalOptions approved the 2002 Stock Option Plan (the “2002 Plan”). The Plan is administered by the Board of Directors (“the Board”) of GlobalOptions. Directors and stockholders, officers, employees, and consultants of the Company were eligible to participate. The Plan provided for the awards of incentive and nonstatutory stock options. The Plan initially provided for 1,685,000 shares of common stock to be reserved for issuance under the Plan. On August 4, 2004, the Company authorized an additional 1,585,095 shares of common stock to be reserved for issuance under the Plan. The Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in ten years. The exercise price was equal to at least 100% of the fair market value of a share of common stock, as determined by the Committee, on the grant date.

On August 5, 2005, the Board of Directors and stockholders of the Company approved the 2005 Stock Option Plan (the “2005 Plan”), which replaced the 2002 Plan. The 2005 Plan is administered by the Company’s compensation committee and provides for 6,500,000 shares of common stock to be reserved for issuance under the 2005 Plan. Directors, officers, employees, and consultants of the Company are eligible to participate. The 2005 Plan provides for the awards of incentive and nonstatutory stock options. The Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of common stock, as determined by the Committee, on the grant date.

At the time of the reverse merger, GlobalOptions had outstanding stock options to purchase 4,450,721 shares of common stock, which outstanding options became stock options to purchase 2,618,071 shares of common stock of the Company after giving effect to the reverse merger exchange ratio. The Company is in the process of assuming the stock options to purchase a total of 2,618,071 shares of common stock, with exercise prices at the fair market value or in excess of the fair market value on the date of grant, under the 2005 Plan. As of the date hereof, approximately 93% of such stock options have been assumed. Those that have not been assumed continue to represent the right to acquire the common stock of GlobalOptions.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

14. Stock Option Plans, continued

A summary of the status of the Company’s stock option plans and the changes during the years then ended December 31, 2005 and 2004 is presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2004	835,389	$.17
Granted	1,776,765	.63
Exercised	-	-
Forfeited	(19,377)	.58

Balance, December 31, 2004	2,592,777	$.48
Granted	2,400,283	2.44
Exercised	-	-
Forfeited	(15,588)	.68

Balance, December 31, 2005	4,977,472	$1.42

A summary of the Company’s stock options outstanding and exercisable at December 31, 2005 is presented in the table below:

Option Exercise Price	$.068	$0.6006	$0.68	$0.85	$2.30-$2.50
						Total
Outstanding	708,659	1,193,824	641,471	58,824	2,374,695	4,977,472

Weighted average remaining contractual life of options outstanding (in years)	1.1	1.1	1.9	7.6	4.4

Exercisable	708,659	402,295	210,280	58,823	89,925	1,469,982

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

15.	Major Clients

The Company’s top three clients represented 27%, 11%, and 7%; and 21%, 17%, and 10%, respectively, of revenues for the years ended December 31, 2005 and 2004, respectively.

The Company has foreign clients representing 11%, 7% and 6% of revenues for the year ended December 31, 2005, and foreign clients representing 21%, 2%, 1%, respectively, of revenues for the year ended December 31, 2004. These foreign clients operate primarily in Russia and the Carribbean. For each of these foreign clients the Company is paid in U.S. dollars.

16.	Related Party Transactions

The Company was a party to an advisory agreement with the QuanStar Group, LLC ("QuanStar Group), pursuant to which QuanStar Group rendered strategic and consulting services to the Company, particularly in the areas of corporate finance and strategic acquisitions, and was paid a monthly retainer of $15,000. During the years ended December 31, 2005 and 2004, under this agreement, the Company incurred costs of $165,000 and $60,000 respectively. The amount due to the QuanStar Group included in accounts payable at December 31, 2005 amounted to approximately $34,500. The advisory agreement was entered into as of August 2004 and was terminated during November 2005. Harvey W. Schiller, Ph.D., the Company's Chairman and Chief Executive Officer, and Per-Olof Lööf, the Company's Vice Chairman of the Board, are partners in the QuanStar Group.

17.	Defined Contribution Plan

The Company has a 401(k) profit sharing plan (the “401(k) Plan”), covering employees who have completed three months of service and meet certain other eligibility requirements. The 401(k) Plan provides for a discretionary matching contribution by the Company, based on employee elective deferrals, determined each payroll period. The 401(k) Plan also provides for an employer discretionary profit sharing contribution. Employees vest at a rate of 25% per year in discretionary employer contributions. The 401(k) Plan expense amounted to $18,441 and 20,932 for the years ended December 31, 2005 and 2004, respectively.

18.	Client and Segment Data

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

18.	Client and Segment Data, continued

Total revenues by segment include revenues to unaffiliated customers. The Company evaluates performance based on income (loss) from operations. Operating income (loss) is gross profit less operating expenses.

The following tables summarize financial information about the Company’s business segments for the year ended December 31, 2005 and 2004 (in thousands):

For the Year Ended December 31, 2005

	Investigations/ Litigation Support	Crisis Management	Security	Corporate	Consolidated
Revenues	$6,970	$1,261	$798	$-	$9,028
Loss from Operations	$(2,635)	$(687)	$(201)	$-	$(3,523)

Identifiable Assets	$2,063	$104	$66	$6,363	$8,596
Depreciation and Amortization	$-	$-	$-	$208	$208
Interest Expense	$-	$-	$-	$65	$65
Capital Expenditures	$-	$-	$-	$30	$30

For the Year Ended December 31, 2004

	Investigations/ Litigation Support	Crisis Management	Security	Corporate	Consolidated
Revenues	$2,761	$1,741	$1,067	$-	$5,569
Loss from Operations	$(328)	$(712)	$(332)	$-	$(1,372)
Depreciation and Amortization	$-	$-	$-	$54	$54
Interest Expense	$-	$-	$-	$26	$26
Capital Expenditures	$-	$-	$-	$-	$-

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

19.	Subsequent Events

Asset Purchase Agreements and Employment Agreements

On January 27, 2006, the Company, entered into an Asset Purchase Agreement (the “Agreement”) to acquire substantially all of the business and assets of Safir Rosetti, LLC, (“Safir Rosetti”) a Delaware limited liability company. Safir Rosetti is a security consulting, investigative and intelligence firm headquartered in New York City with seven additional offices nationwide. The purchase price of approximately $13,000,000 includes $9,000,000 in cash and $4,000,000 in common stock of the Company, plus the assumption of certain liabilities. The purchase price is subject to a post-closing adjustment for working capital. The transaction is expected to close in the second quarter of 2006, and is subject to customary representations, warranties, covenants and a financing condition. On April 3, 2006, the Company advanced approximately $553,000 to Safir Rosetti toward the purchase price. The funds for this advance were obtained from the March 2006 private placement, as discussed below.

On March 9, 2006, the Company entered into an agreement with Burnham Hill Partners (“BHP”) , a division of Pali Capital, Inc. to act as its placement agent in connection the private placement of certain promissory notes payable. In connection with this agreement, the Company has agreed to pay BHP a fee of 7% of certain of the gross proceeds received in connection with the issuance of the promissory notes payable. In addition, on March 14, 2006, the Company entered into a financial advisory agreement with BHP, with a term of nine months. Under this agreement, BHP has agreed to advise the Company in regard to potential strategic transactions. Under this agreement, the Company has agreed to issue to BHP a common stock warrant to purchase 250,000 shares, exercisable at $2.50 per share to compensate BHP. These warrants shall have a term of five years, a cashless exercise provision and standard weighted average anti-dilution protection and piggyback registration rights. For a period of twelve months from the date of this agreement, should the Company request the assistance of BHP, then in connection with certain transactions, the Company will pay to BHP a fee of 3% of the aggregate transaction value.

On March 10, 2006, the Company closed the private placement of an aggregate of $12,500,000 in principal amount of 8% promissory notes due on June 30, 2006. Under the promissory note agreements, the Company may extend the maturity for two successive 30 day periods. In connection with raising these funds, the Company incurred a total fee of approximately $385,000 to BHP, for which $275,000 was paid in cash and $110,000 of which the Company issued additional 8% promissory notes. The holders of these promissory notes subordinated their interest to the Company’s obligations to the bank that provides the line of credit facility (See Note 7).

On March 10, 2006, GlobalOptions purchased substantially all of assets and liabilities of James Lee Witt Associates, LLC (“JLWA”). The acquisition was made pursuant to a certain Asset Purchase Agreement (the “Agreement”) dated January 13, 2006, as amended, between GlobalOptions Group and JLWA. The purchase price of approximately $6,000,000 included $3,600,000 in cash (the funds for which were obtained from the private placement discussed above), a promissory note in the amount of $400,000 and the issuance of 819,672 shares of common stock in the Company, valued at approximately $2,000,000, plus the assumption of certain liabilities. The purchase price is subject to a post-closing adjustment for working capital. In addition, the Agreement provides for the sellers to obtain up to an additional $15,400,000 upon the attainment of certain revenue goals subsequent to the closing of the transaction. JLWA is a crisis and emergency management consulting firm headquartered in Washington D.C. with three additional offices nationwide.

F-36

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

19.	Subsequent Events, continued

Asset Purchase Agreements and Employment Agreements, continued

Concurrently with the acquisition of JLWA, GlobalOptions entered into a four year employment agreement with James Lee Witt, the former president and chief executive officer of JLWA. Pursuant to the agreement, Mr. Witt became the Chief Executive Officer of the GlobalOptions/James Lee Witt Division and agreed to perform such other duties and responsibilities as the Board of Directors may assign, and has agreed to devote his full time to GlobalOptions at a salary of $300,000 per year and a discretionary annual bonus. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause, it is required to pay Mr. Witt his base salary and certain benefits for twelve months following termination. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

Line of Credit

The Company was not within certain working capital covenants at February 28, 2006 with respect to its line of credit. The financial institution has waived this violation and at March 31, 2006, the Company was in compliance within the covenant requirements of the agreement.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls

As of the end of the period covered by this annual report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that as of the end of the period covered by this annual report on Form 10-KSB our disclosure controls and procedures were not effective.

Officers’ Certifications

Appearing as exhibits to this quarterly report are “Certifications” of the CEO and the CFO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of our annual report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles.

We are not an accelerated filer (as defined in the Exchange Act) and are not required to deliver management’s report on internal controls over our financial reporting until our year ending December 31, 2007. We became a public company on June 24, 2005. In our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the first half of 2005, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting. The material weakness relates to the financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel.

During the year ended December 31, 2005, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly and year-end closing processes, the hiring of additional qualified financial accounting personnel, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process.

There were no significant changes in our internal controls over financial reporting that occurred during the current quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information

There are no items required to be disclosed on Current Report on Form 10-KSB during the year ended December 31, 2005 that were not so reported.

 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)   of the Exchange Act

The following table sets forth information regarding the members of our board of directors and our executive officers. Harvey W. Schiller, Ph.D., Per-Olof Lööf, Daniel L. Burstein and Ronald M. Starr became directors and officers on June 24, 2005. John P. Bujouves was subsequently appointed to the board of directors on June 27, 2005. All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Name	Age	Position

Harvey W. Schiller, Ph.D.	66	Chairman of the Board of Directors and Chief Executive Officer

Per-Olof Lööf	55	Vice Chairman of the Board of Directors

Jeffrey O. Nyweide	50	Chief Financial Officer, Executive Vice President-Corporate Development and Secretary

Daniel L. Burstein	52	Director

Ronald M. Starr	36	Chairman of the Audit Committee and Director

John P. Bujouves	43	Director

Neil C. Livingstone, Ph.D.	59	Chief Executive Officer and Secretary of GlobalOptions, Inc.

Thomas P. Ondeck	59	President of GlobalOptions, Inc.

Halsey Fischer	57	President of Investigations of GlobalOptions, Inc.

James Lee Witt	62	Chief Executive Officer of the GlobalOptions/James Lee Witt Division

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

Harvey W. Schiller, Ph.D., had been Chairman of the Board of Directors of privately-held GlobalOptions since February 2004, and became our Chairman and Chief Executive Officer on June 24, 2005. Mr. Schiller oversees our New York office with a focus on our strategy and new business development. Prior to joining GlobalOptions, Dr. Schiller served as Chairman of Assante U.S from 2002 to 2004. Prior to joining Assante, he was Chairman and Chief Executive Officer of YankeeNets from 1999 to 2002. His previous experience includes President of Turner Sports, Inc., Executive Director and Secretary General of the United States Olympic Committee and Commissioner of the Southeastern Conference. Prior to joining the United States Olympic Committee, Dr. Schiller served for more than 25 years in the United States Air Force, achieving the rank of Brigadier General. Dr. Schiller is a partner in The QuanStar Group, LLC, a management consulting firm in New York.

Per-Olof Lööf had been Vice Chairman of the Board of Directors of privately-held GlobalOptions since August 2004, and became our Vice Chairman on June 24, 2005. Mr. Lööf has been the Chief Executive Officer and a Director of Kemet Corporation, a standardized-components supplier in Greenville, South Carolina since April 2005. Prior to joining Kemet, Mr. Lööf was Managing Partner of the QuanStar Group from 2003 to 2004. Mr. Lööf has significant experience in acquisition integration efforts through past positions at Sensormatic Electronics Corporation, where he was President and Chief Executive Officer from 1999 until its acquisition by Tyco International, Ltd. in 2003. Prior to Sensormatic, Mr. Lööf was Senior Vice President at NCR Corporation and Chief Executive Officer of AT&T ISTEL. He also worked for twelve years at Digital Equipment Corporation as Vice President of Sales and Marketing.

Jeffrey O. Nyweide had been Chief Financial Officer and Executive Vice President-Corporate Development of privately-held GlobalOptions since April 2003, and became our Chief Financial Officer, Executive Vice President-Corporate Development and Secretary on June 24, 2005. Mr. Nyweide has been a successful entrepreneur and executive for the past 20 years. Mr. Nyweide has also been a Venture Partner with Millennium Technology Ventures, L.P., a New York-based venture capital firm since 2001. From 1987 to 2000, he co-founded and then grew Dataware Technologies, Inc., a software and services company, as Director, President and Chief Operating Officer and took the company public. In 1995, he helped found Northern Light Technology LLC. Mr. Nyweide has significant experience in mergers and acquisitions, finance, and operations as well as with establishing international business in Europe and Asia from prior experience as a founder and managing director of Quantum Management in Greenwich, Connecticut and Munich, Germany. In this role he worked with European and United States investment banks and corporations developing merger and acquisition strategies as well as strategic alliances. His previous experience in the services and solutions business also includes sales, marketing and operating experience as an executive with The Service Bureau Company, a subsidiary of Control Data Corporation, in Chicago, Atlanta and Greenwich.

Daniel L. Burstein had been a director of privately-held GlobalOptions since November 1998, and became a member of our Board of Directors on June 24, 2005. Since January 2000, Mr. Burstein has served as the Managing Partner of Millennium Technology Ventures Advisors, LLC, the general partner of Millennium Technology Ventures, L.P., a venture capital fund currently focused on late stage and post-public technology investments. Prior to founding Millennium, Mr. Burstein served as Chief Investment Officer for PS Capital Holdings, L.P. and PS Capital Ventures, L.P., the predecessor funds of Millennium. From 1989 to March 2000, Mr. Burstein served as senior advisor at The Blackstone Group, a private merchant bank. Mr. Burstein is the author of five books on new technology trends and global economic issues, including Road Warriors, a 1995 book about the birth of digital media and the Internet. Mr. Burstein has been a forum fellow at the World Economic Forum in Davos and has been honored many times for his books and journalistic work, including awards from the Overseas Press Club and Sigma Delta Chi. He is also the creator of the "Secrets" series of books which have sold over two million copies in more than twenty languages worldwide.

Ronald M. Starr had been a director of privately-held GlobalOptions since November 1998, and became a member of our Board of Directors on June 24, 2005 and has been appointed as chairman of the audit committee as of November 2, 2005. Mr. Starr is a Managing Director at Starr & Company, LLC, an accounting and business management firm for high net worth individuals. He has been with the firm since 1996. Mr. Starr was a General Partner of Millennium Technology Ventures, L.P. a venture capital fund focusing on technology and Internet-related companies from 1999 to 2001, and has been the Chief Financial Officer and General Counsel of the venture capital funds PS Capital Holdings, L.P. and PS Capital Ventures, L.P., where his duties included negotiating and structuring the funds’ venture capital investments, since 1996. Prior to working at Millennium Technology Ventures, PS Capital and Starr & Company, Mr. Starr was an attorney in the tax department at Proskauer Rose LLP, a New York City law firm.

John P. Bujouves became a member of our Board of Directors on June 27, 2005. Mr. Bujouves has been the President of Bayshore Asset Management Inc. since 2003 and the Chief Executive Officer of Integris Funds Limited, a Cayman Islands based mutual fund company since 1999. Mr. Bujouves has served as a director of Nationwide Credit Inc., one of the ten largest account receivable companies in the United States, since 2003. He also serves as Chairman of Globacor Capital Inc., a Canadian private equity investment firm, Bayshore Bank & Trust Corp., one of Barbados’ largest private banks, and the Ontario Arthritis Society. Mr. Bujouves’ past experiences include directing CIBC’s International Private Banking group in Canada, where he provided leadership and technical expertise to a professional consulting group on the uses of international banking and trust services. Prior to that, as Managing Partner for Royal Trust International, Mr. Bujouves launched Royal Trust Corporation’s first two locations in the United States.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Two of our five directors are considered “independent” under the SEC’s new independence standards. Officers are elected annually by the board of directors and serve at the discretion of the board.

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it.  No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding.  No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

None of our directors or executive officers or their respective immediate family members or affiliates is indebted to us. As of the date of this prospectus, there is no material proceeding to which any of our directors, executive officers or affiliates is a party or has a material interest adverse to us.

Officers of Our Subsidiary

Neil C. Livingstone, Ph.D., has been Chief Executive Officer of GlobalOptions, Inc. since November 1998. Dr. Livingstone has spent more than two decades advising clients regarding a wide array of difficult and complex problems ranging from the prevention of industrial espionage to conducting internal investigations, suppressing the theft of intellectual property, advising corporations on political and economic risks, protecting corporate leaders and celebrities, and recovering hostages and kidnap victims. He is a familiar face on the nation’s newscasts as a commentator on terrorism, intelligence, and other national security issues. A veteran of more than 1,000 television appearances and the author of nine books on terrorism, Dr. Livingstone has delivered nearly 500 major addresses, both in the United States and abroad, including appearances before the Congress of the United States.

Thomas P. Ondeck has been President of GlobalOptions, Inc. since January 1999, where he heads multi-disciplinary crisis management teams comprised of investigatory, legal, government relation and public relations experts. He has dealt with national and international crises, including assisting companies besieged by activist and hate groups, plaintiffs’ product liability litigation campaigns, the financial impact of violence in Southeast Asia, threats against multinational businesses by organized criminal elements in the former Soviet Union, extortive litigation involving misuse of the United States civil RICO statute by business competitors and asset looting in Latin America. Mr. Ondeck also heads our investigations and business intelligence practice areas. He supervises our litigation support investigations for law firms. In so doing, Mr. Ondeck’s substantial experience as a litigator enables him to quickly reach the core of clients’ investigative needs, and ensure that their needs are fully met. Mr. Ondeck also spearheads our investigative services for corporations, including due diligence investigations in connection with corporate acquisitions, and internal corporate investigations into potential theft of assets, identity misrepresentation and fraud. Mr. Ondeck was previously a partner in two international law firms and served in the White House as an aide to former President Richard M. Nixon.

Halsey Fischer became the President of Investigations of GlobalOptions, Inc. upon its acquisition of the assets and business of CBR on August 14, 2005. Mr. Fischer oversees GlobalOptions’ national investigations practice. Mr. Fischer served as the President and Chief Executive Officer of CBR from its founding in 1998 up until its acquisition by GlobalOptions. During his tenure at CBR, Mr. Fischer built an investigations firm with eight offices services in the United States through acquisitions and organic growth. Under Mr. Halsey’s leadership, CBR developed a state of the art internet case management system for use by remote offices and its clients. Prior to forming CBR, Mr. Fischer was Senior Vice President, U.S. Investigations for Pinkerton Consulting and Investigations, Inc., since acquired by Securitas AB, and was responsible for each of its 28 profit centers across the United States. Mr. Fischer made substantial improvements to the Pinkerton unit’s performance during his leadership. Prior to Pinkerton, Mr. Fischer was Group President of Security Consulting and Investigations for Business Risks International, the predecessor to Pinkerton’s investigations unit. Under Mr. Fischer’s leadership, the company made and fully integrated two new companies through acquisition and improved its overall operating performance.

James Lee Witt became the Chief Executive Officer of the GlobalOptions/James Lee Witt Division upon its acquisition of the assets and business of JLWA on March 10, 2006. As the Chairman and Chief Executive Officer of JLWA from 2002 until its acquisition in 2006, Mr. Witt provided consulting and crisis management services to state and local governments, educational institutions, the international community and corporations. In 2003, Mr. Witt became the Chief Executive Officer of the International Code Council, a 50,000 member association dedicated to building safety that develops the codes used to construct residential and commercial buildings, including homes and schools. James Lee Witt has over 25 years of disaster management experience, culminating in his appointment as the Director of the Federal Emergency Management Agency, where he served from 1993-2001. Mr. Witt was appointed by President Clinton and confirmed by the U.S. Senate as Director of the Federal Emergency Management Agency in April 1993. In February 1996, President Clinton elevated Mr. Witt to cabinet status - a first for a FEMA Director. As FEMA Director, Mr. Witt coordinated federal disaster relief on behalf of President Clinton, including the response and recovery activities of 28 federal agencies and departments, the American Red Cross and other voluntary agencies. He also oversaw the National Flood Insurance Program, the U.S. Fire Administration and other pro-active mitigation activities that reduce loss of life and property from all types of hazards. Mr. Witt directed 2,500 employees located in Washington, D.C. and 10 regional offices. Mr. Witt's professional career includes the formation of Witt Construction, a commercial and residential construction company. After 12 years as a successful businessman and community leader, he was elected County Judge for Yell County, serving as the chief elected official for the county, with judicial responsibilities for county and juvenile court. At age 34, he was the youngest elected official in Arkansas, and was later honored for his accomplishments by the National Association of Counties. After being re-elected six times to the position, Mr. Witt was tapped by then-Governor Bill Clinton to assume leadership of the Arkansas Office of Emergency Services (OES). He served as the Director of the Arkansas OES for four years.

Board Committees

Our board of directors has three standing committees to assist it with its responsibilities. These committees are described below.

The Audit Committee, which is comprised solely of directors who satisfy the SEC audit committee membership requirements, is governed by a board-approved charter that contains, among other things, the committee’s membership requirements and responsibilities. The audit committee oversees our accounting, financial reporting process, internal controls and audits, and consults with management, the internal auditors and the independent registered public accounting firm (the "independent auditors") on, among other items, matters related to the annual audit, the quarterly financial statements and the United States generally accepted accounting principles applied. As part of its duties, the audit committee appoints, evaluates and retains our independent auditors. It maintains direct responsibility for the compensation, termination and oversight of our independent auditors and evaluates the independent auditors' qualifications, performance and independence. The committee also monitors compliance with our policies on ethical business practices and reports on these items to the board. The audit committee has established policies and procedures for the pre-approval of all services provided by the independent auditors. Our audit committee is comprised of Messrs. Starr, Bujouves and Burstein, and Mr. Starr is the chairman of the committee.

The board has determined that Mr. Ronald M. Starr, who currently is a member of the board of directors and chairman of the audit committee, is the audit committee financial expert, as defined under the Securities Exchange Act of 1934, as amended. The board made a qualitative assessment of Mr. Starr’s level of knowledge and experience based on a number of factors, including his formal education and experience as a CPA and attorney for more than 15 years.

The Compensation Committee, which is comprised solely of independent directors, determines all compensation for our chief executive officer; reviews and approves corporate goals relevant to the compensation of our chief executive officer and evaluates our chief executive officer’s performance in light of those goals and objectives; reviews and approves objectives relevant to other executive officer compensation; reviews and approves the compensation of other executive officers in accordance with those objectives; administers our stock option plans; approves severance arrangements and other applicable agreements for executive officers; and consults generally with management on matters concerning executive compensation and on pension, savings and welfare benefit plans where board or stockholder action is contemplated with respect to the adoption of or amendments to such plans. The committee makes recommendations on organization, succession, the election of officers, consultantships and similar matters where board approval is required. Our compensation committee is comprised of Messrs. Burstein, Starr and Lööf, and Mr. Burstein is the chairman of the committee.

The Nominating Committee considers and makes recommendations on matters related to the practices, policies and procedures of the board and takes a leadership role in shaping our corporate governance. As part of its duties, the committee assesses the size, structure and composition of the board and board committees, coordinates evaluation of board performance and reviews board compensation. The committee also acts as a screening and nominating committee for candidates considered for election to the board. In this capacity it concerns itself with the composition of the board with respect to depth of experience, balance of professional interests, required expertise and other factors. The committee evaluates prospective nominees identified on its own initiative or referred to it by other board members, management, stockholders or external sources and all self-nominated candidates. The committee uses the same criteria for evaluating candidates nominated by stockholders and self-nominated candidates as it does for those proposed by other board members, management and search companies. Our nominating committee is comprised of Messrs. Lööf and Bujouves and Dr. Schiller. Mr. Lööf is the chairman of the committee.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applying to our directors, officers and employees. The Code is reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the code to appropriate persons identified in the code, and (v) accountability for adherence to the Code. Copies of the Code may be obtained without charge, from us by writing or calling: 75 Rockefeller Plaza, 27th Floor, New York, New York 10019, Attn: Chief Financial Officer, tel: (212) 445-6261.

Item 10. Executive Compensation

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our chief executive officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Summary Compensation Table
		Annual Compensation		Long-term Compensation
				Awards	Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Harvey W. Schiller, Ph.D. Chairman and Chief Executive Officer(1)	2005 2004 2003	199,992 180,762 —	— — —	1,000,000 1,176,471 —	— — —	100,000 — —

Neil C. Livingstone, Ph.D. Chief Executive Officer(2)	2005 2004 2003	257,478 268,133 283,267	75,000 50,000 150,000	235,294 -	— — —	— — —

Thomas P. Ondeck President(3)	2005 2004 2003	231,141 243,075 263,016	75,000 50,000 150,000	235,24 —	— — —	— — —

Jeffrey O. Nyweide Chief Financial Officer and Executive Vice President	2005 2004 2003	300,000 300,000 225,000	— — —	500,000 14,706 —	— — —	— — —

Halsey Fischer Sr. (4)	2005	76,923	—	375,000	—	—

(1)	Dr. Schiller was appointed Chairman and Chief Executive Officer of GlobalOptions Group, Inc. on June 24, 2005; all other compensation is a deferred compensation amount of $100,000.

(2)	Dr. Livingstone is the Chief Executive Officer and Secretary of GlobalOptions, Inc.

(3)	Mr. Ondeck is the President of GlobalOptions, Inc.

(4)	Mr. Fischer is the President of Investigations of GlobalOptions, Inc.

Director Compensation

A compensation plan for our board of directors for the fiscal years 2005 and 2006 (the "Directors Plan") has been established.

Following the Directors Plan, each member of our board of directors will receive an annual stock option grant for attending board meetings and serving on and chairing board committees. All stock options will be exercisable at the then prevailing market price on the date of grant. No other fees will be paid to members of our board. Before June 24, 2005, our directors were not compensated for their services as directors.

On November 18, 2005, we granted options to purchase a total of 272,500 shares of our common stock to the independent members of our board of directors. These options were granted at an exercise price based upon the closing price of the common stock on the date of grant, have a term of five years and vest in equal installments at December 31, 2005, March 31, 2006 and June 30, 2006.

Employment and Consulting Arrangements and change in Control Arrangements

Prior to the closing of the merger, our wholly-owned subsidiary GlobalOptions had employment agreements with Harvey W. Schiller, Ph.D., its executive Chairman of the Board, Neil C. Livingstone, Ph.D., its Chief Executive Officer, and Thomas P. Ondeck, its President. Following the closing of the reverse merger, we assumed Dr. Schiller’s employment agreement. Following the closing of the reverse merger, Dr. Livingstone and Mr. Ondeck continued in their current positions with GlobalOptions.

Dr. Schiller entered into an employment agreement with GlobalOptions in January 2004, which extends through January 2007, subject to automatic one-year extensions unless either party provides notice to the other party of its intention not to renew the agreement. The employment agreement provides that Dr. Schiller will devote a substantial amount of his business time to the business of GlobalOptions. The employment agreement provides for an annual base salary of $200,000 with annual merit increases to be determined by the Compensation Committee of the Board of Directors, and an annual bonus of at least four times his base salary, payable in cash, equity or a combination thereof, as determined by the Compensation Committee of the Board of Directors based on mutually-agreed objectives established at the beginning of each annual period. In the event of death or disability, Dr. Schiller (or his estate) will be entitled to salary and pro rata bonus until termination, and 90 days from termination to exercise vested options; unvested options will be forfeited. If terminated for cause, Dr. Schiller will forfeit all unexercised options. In the event Dr. Schiller terminates for good reason or the employment agreement is terminated without cause, 50% of his unvested stock options will vest and all vested options will remain exercisable for a period of 90 days from termination. The employment agreement contains non-compete and non-solicitation provisions for 12 months following termination, as well confidentiality provisions. In the event of a change of control of the company, the employment agreement provides for the vesting of all unvested options.

Dr. Schiller’s employment agreement was assigned to us, effective as of June 27, 2005. Since the consummation of the merger, we have assumed all of GlobalOptions’ rights and responsibilities under the employment agreement. Pursuant to the assignment, the following modifications, among others, were made to the employment agreement: (i) Dr. Schiller’s salary was increased to the annual rate of $300,000 retroactive to January 1, 2005, (ii) all 2,010,500 of Dr. Schiller’s stock options in GlobalOptions (1,182,647 options in our company post-merger) were confirmed to vest immediately upon the consummation of the reverse merger, (iii) Dr. Schiller agreed to forego receiving any 2005 annual bonus that he is entitled to under the employment agreement, and (iv) we and Dr. Schiller agree to negotiate in good faith bonus arrangements after December 31, 2005.

Dr. Livingstone and Mr. Ondeck entered into employment agreements in January 2002, which extend through January 2007, subject to automatic one-year extensions unless either party provides notice to the other party of its intention not to renew the agreement. Dr. Livingstone and Mr. Ondeck serve as Chief Executive Officer and President, respectively, of GlobalOptions and perform such other duties and responsibilities as the Board of Directors may assign, and will devote their full business time to GlobalOptions. The employment agreements provide for annual base salaries of $260,000 and $250,000 for Dr. Livingstone and Mr. Ondeck, respectively, and annual bonuses based on goals mutually established with the Compensation Committee of the Board of Directors. Under the employment agreements, GlobalOptions maintains “key-man” life insurance policies on the lives of each executive with a face amount of $500,000. The employment agreements may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreements without cause, it is required to pay the executives the lesser of their compensation and benefits for 12 months or the remaining term of the agreement. The employment agreements contain non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

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

Concurrently with its acquisition of the assets and business of CBR on August 14, 2005, GlobalOptions entered into a three-year employment and noncompetition agreement with Halsey Fischer, the former president and chief executive officer of CBR. Pursuant to the agreement, Mr. Fischer became President of Investigations of GlobalOptions and agreed to perform such other duties and responsibilities as the Board of Directors may assign, and has agreed to devote his full business time to GlobalOptions at a salary of $200,000 per year and a discretionary annual bonus of up to $50,000. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party after three years from the commencement date. In the event GlobalOptions terminates the employment agreement without cause, it is required to pay Mr. Fischer his base salary and certain benefits for six months following termination. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

Concurrently with our acquisition of the Witt, in March 2006, GlobalOptions entered into a four year employment agreement with James Lee Witt, the former president and chief executive officer of Witt. Pursuant to the agreement, Mr. Witt became the Chief Executive Officer of the GlobalOptions/James Lee Witt Division and agreed to perform such other duties and responsibilities as the Board of Directors may assign, and has agreed to devote his full time to GlobalOptions at a salary of $300,000 per year and a discretionary annual bonus. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause, it is required to pay Mr. Witt his base salary and certain benefits for twelve months following termination. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,977,472	$1.42	1,522,528
Equity compensation plans not approved by security holders	-	-	-
Total	4,977,472	$1.42	1,522,528

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the number of shares of our common stock beneficially owned on December 31, 2005 by:

•	each person who is known by us to beneficially own 5% or more of our common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers, as a group.

Except as otherwise set forth below, the address of each of the persons listed below is GlobalOptions Group, Inc., 75 Rockefeller Plaza, 27th Floor, New York, New York 10019.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned(2)

5% or Greater Stockholders:

Rising Wolf LLC(3)	2,647,059	18.3%

Neil Simon(4)	1,514,991	10.4%

Joan Stanton(4)	1,514,991	10.4%

Gale Hayman(4)	1,514,991	10.4%

PS Capital Holdings, L.P.(5)	1,010,287	7.0%

Integris Funds Ltd.(6)	937,500	6.1%

IIU Nominees Ltd. (7)	1,300,000	8.3%

Verus Investment Holdings Inc.(8)	1,112,248	7.7%

Lucienne Ventures LLC(9)	1,068,756	7.3%

Moore Macro Fund L.P.(10)	1,000,000	6.6%

Directors and Executive Officers:

Harvey W. Schiller(11)	1,375,499	8.8%

Per-Olof Lööf(12)	193,914	1.3%

Neil C. Livingstone(13)	3,078,433	20.6%

Jeffrey O. Nyweide	—	—

Thomas P. Ondeck(14)	3,078,433	20.6%

Ronald M. Starr(15)	28,283	*

Daniel L. Burstein(16)	24,117	*

John P. Bujouves(17)	21,667	*

Halsey Fischer	—	—

All executive officers and directors as a group (9 persons)(18)	5,153,288	30.9%
___________________
* Less than 1% of outstanding shares.

(1)  Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Includes the conversion of all shares of series A convertible preferred stock. Includes warrants to purchase shares of our common stock exercisable within 60 days of December 31, 2005. Also includes options to purchase shares of our common stock exercisable within 60 days of December 31, 2005, which have been assumed or are expected to be assumed under the 2005 Stock Option Plan. Each share of series A convertible preferred stock is convertible into 500 shares of our common stock. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)  Based upon 14,490,582 shares of our common stock outstanding on December 31, 2005 and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of December 31, 2005.

(3)  Rising Wolf LLC is a Delaware limited liability company. As the directors and significant members of Rising Wolf LLC, Neil C. Livingstone and Thomas P. Ondeck may be deemed to be the beneficial owners of the shares of our common stock held by Rising Wolf LLC. The address of Rising Wolf LLC is 1615 L Street, N.W., Suite 300, Washington, DC 20036.

(4)  Consists of 1,449,991 shares of our common stock, 52,000 shares of our common stock issuable upon the conversion of series A convertible preferred stock and 13,000 shares of our common stock reserved for issuance upon exercise of warrants.

(5)  Consists of 966,537 shares of our common stock, 35,000 shares of our common stock issuable upon the conversion of series A convertible preferred stock and 8,750 shares of our common stock reserved for issuance upon exercise of warrants.

(6)  Integris Funds Ltd. is a Cayman Islands company with an address at c/o Bayshore Bank and Trust, Lauriston House, Lower Collymare Rock, PO Box 1132, Bridgetown Barbados. Consists of 750,000 shares of our common stock issuable upon the conversion of series A convertible preferred stock and 187,500 shares of our common stock reserved for issuance upon exercise of warrants.

(7)  IIU Nominees Ltd. is incorporated in Ireland with an address at c/o International Investment and Underwriting, IFSC House Custom House Quay, Dublin 1 Ireland. Consists of 50,000 shares of our common stock, 750,000 shares of our common stock issuable upon the conversion of series A convertible preferred stock and 500,000 shares of our common stock reserved for issuance upon exercise of warrants.

(8)  Verus Investment Holdings Inc. is a British Virgin Islands company. Includes 569,998 shares of our common stock and 318,500 shares of our common stock reserved for issuance upon exercise of warrants issued for strategic advisory services in connection with the merger and private placement. Also includes 179,000 shares of our common stock issuable upon the conversion of series A convertible preferred stock and 44,750 shares of our common stock reserved for issuance upon exercise of warrants, each obtained in the private placement transaction, held by Verus International Group Limited, a Cayman Islands company which is wholly owned by Verus Investment Holdings Inc. The address for Verus Investment Holdings Inc. is c/o Abacus Trust and Management Services, Unit 18, Mill Mall, Wickham’s Cay, Road Town, Tortola, British Virgin Islands. The address for Verus International Group Limited is Ugland House, South Church Street, Grand Cayman, Cayman Islands.

(9)  Consists of 858,756 shares of our common stock and 210,000 shares of our common stock reserved for issuance upon exercise of warrants.

(10)  Moore Macro Fund L.P. is a Bahamian limited partnership with an address at c/o Citco Fund Services (Bahamas), Ltd., One Montague Place, Nassau, Bahamas. Consists of 500,000 shares of our common stock issuable upon the conversion of series A convertible preferred stock, 250,000 shares of our common stock and 250,000 shares of our common stock reserved for issuance upon exercise of warrants.

(11)  Consists of 179,103 shares of our common stock, 11,000 shares of our common stock issuable upon the conversion of series A convertible preferred stock, 2,750 shares of our common stock reserved for issuance upon exercise of warrants and 1,182,646 shares of our common stock issuable upon exercise of stock options exercisable under the 2005 Stock Option Plan.

(12)  Consists of 165,372 shares of our common stock, 5,500 shares of our common stock issuable upon the conversion of series A convertible preferred stock, 1,375 shares of our common stock reserved for issuance upon exercise of warrants held by Lööf Holdings, LLC, a limited liability company controlled by Mr. Lööf and 21,667 shares of our common stock issuable upon the exercise of stock options exercisable under the 2005 Stock Option Plan.

(13)  Consists of 431,374 shares of our common stock issuable upon exercise of stock options exercisable under the 2005 Stock Option Plan and 2,647,059 shares of our common stock owned by Rising Wolf LLC, of which Dr. Livingstone is a director and significant member.

(14)  Consists of 431,374 shares of our common stock issuable upon exercise of stock options exercisable under the 2005 Stock Option Plan and 2,647,059 shares of our common stock owned by Rising Wolf LLC, of which Mr. Ondeck is a director and significant member.

(15)  Consists of 28,283 shares of our common stock issuable upon exercise of stock options exercisable under the 2005 Stock Option Plan.

(16)  Consists of 24,117 shares of our common stock issuable upon exercise of stock options exercisable under the 2005 Stock Option Plan.

(17)  Mr. Bujouves is the Chairman of Bayshore Bank & Trust Corp., an affiliate of Integris Funds Ltd. He disclaims beneficial ownership with respect to the shares held by Integris Funds Ltd. Consists of 21,667 shares of our common stock issuable upon exercise of stock options exercisable under the 2005 Stock Option Plan.

(18)  Consists of 2,826,161 shares of our common stock, 16,500 shares of our common stock issuable upon the conversion of series A convertible preferred stock, 4,125 shares of our common stock reserved for issuance upon exercise of warrants and 2,141,129 shares of our common stock issuable upon exercise stock options exercisable under the 2005 Stock Option Plan.

Item 12 Certain Relationships and Related Transactions

GlobalOptions was a party to an advisory agreement with the QuanStar Group, LLC ("QuanStar Group), pursuant to which QuanStar Group rendered strategic and consulting services to the Company, particularly in the areas of corporate finance and strategic acquisitions, and was paid a monthly retainer of $15,000. During the years ending December 31, 2005 and 2004, under this agreement, the Company incurred costs of $165,000 and $60,000 respectively. The advisory agreement was entered into as of August 2004 and was terminated during November 2005. During August 2004 GlobalOptions issued QuanStar a warrant to purchase 300,000 shares of its common stock, which was exercised prior to the closing of the merger into 176,471 shares of common stock. During August 2004 GlobalOptions issued a $250,000 convertible note to QuanStar, which converted the note into shares of common stock of GlobalOptions prior to the closing of the reverse merger. QuanStar received 361,891 shares of our common stock following the closing of the reverse merger. Harvey W. Schiller, Ph.D., the Company's Chairman and Chief Executive Officer, and Per-Olof Lööf, the Company's Vice Chairman of the Board, are partners in the QuanStar Group. In addition, on our current business advisory board are Arnold Burns, Chairman of QuanStar and Andrew J. Kaslow, partner in QuanStar.

Prior to the reverse merger, we had our principal offices located at 32C Hadley Village Road, South Hadley, Massachusetts in office space provided to us by Carla L. Santia, our former President and Chief Executive Officer and Director, at no cost. There was no written lease agreement.

From time to time, Ms.  Santia made short-term interest-free advances to us. No amounts were outstanding at December 31, 2004 or 2003. During 2004 and 2003, loans amounted to $33,403 and $11,900, respectively, all of which have been fully repaid.

Upon incorporation in April 2004, Creative Solutions issued 5,633,000 shares of its common stock to Ms. Santia, and 60,000 shares to Mary E. Lawler, our former Treasurer and Director, all valued at $.001 per share and all in exchange for the business of Carla Santia & Associates.

Item 13. Exhibits.

Exhibit No.	Description

2	Agreement and Plan of Merger, dated June 24, 2005, among Creative Solutions with Art, Inc., GlobalOptions Acquisition Corp. and GlobalOptions, Inc.(2)

3.1	Articles of Incorporation of Creative Solutions with Art, Inc.(6)

3.2	Certificate of Amendment to Articles of Incorporation changing name of Registrant to GlobalOptions Group, Inc.(3)

3.3	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A Convertible Preferred Stock.(3)

3.4	Bylaws.(6)

4.1	Form of Four-Year Warrant to Purchase Common Stock at $2.00 per share.(3)

4.2	Form of Four-Year Warrant to Purchase Common Stock at $2.50 per share.(3)

10.1	2004 Non-Statutory Stock Option Plan.(1)

10.2	2005 Stock Option Plan.(4)

10.3	Employment Agreement, dated as of January 29, 2004, between Harvey W. Schiller, Ph.D. and GlobalOptions, Inc., assigned to and assumed by GlobalOptions Group, Inc.(3)

10.4
Letter Agreement among GlobalOptions Group, Inc., GlobalOptions, Inc. and Harvey W. Schiller, pursuant to which GlobalOptions Group, Inc. assumed Dr. Schiller’s original employment agreement with GlobalOptions, Inc.(3)

10.5	Employment Agreement, dated as of January 24, 2002, between Neil C. Livingstone, Ph.D. and GlobalOptions, Inc.(3)

10.6	Employment Agreement, dated as of January 24, 2002, between Thomas P. Ondeck and GlobalOptions, Inc.(3)

10.7	Form of Lock-Up letter between GlobalOptions Group and certain pre-merger stockholders.(3)

10.8	Form of Lock-Up letter between GlobalOptions Group and former GlobalOptions stockholders.(3)

10.9	Form of Private Placement Subscription Agreement.(3)

10.10	Asset Purchase Agreement by and among GlobalOptions, Inc., Confidential Business Resources, Inc., Halsey R. Fisher and Fisher & Associates, Inc.(5)

10.11	Amendment to Asset Purchase Agreement, dated as of June 14, 2005.(5)

10.12	Second Amendment to Asset Purchase Agreement, dated as of July 29, 2005.(5)

10.13	Asset Purchase Agreement, dated as of January 13, 2006, by and between GlobalOptions Group, Inc. and James Lee Witt Associates, LLC.(7)

10.14	First Amendment to Asset Purchase Agreement, dated as of February 28, 2006, by and between GlobalOptions Group, Inc. and James Lee Witt Associates, LLC.(9)

10.15	Asset Purchase Agreement, dated as of January 27, 2006 by and between GlobalOptions Group, Inc. and Safir Rosetti, LLC.(8)

10.16	Form of Notes Offering Subscription Agreement.(9)

10.17	Form of Notes Offering Subordination Agreement.(9)

10.18	Form of Notes Offering Agreement.(9)

14	Code of Business Conduct and Ethics

16	Letter from Sherb & Co., LLP(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to the exhibits included with our Registration Statement on Form SB-2, filed with the SEC on July 20, 2004.

(2)  Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 27, 2005.

(3)  Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 30, 2005, as amended.

(4)  Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on August 11, 2005.

(5)  Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on August 18, 2005.

(6)  Incorporated by reference to the exhibits included with the Form SB-2 Registration Statement of Creative Solutions with Art, Inc. filed with the SEC on July 20, 2004.

(7)  Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on January 18, 2006.

(8)  Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on February 1, 2006.

(9)  Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on March 16, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered was $175,000 and $110,000 for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2005 and 2004, respectively, and $75,700 for the reviews of the condensed consolidated financial statements included in the Company’s Forms 10-QSB for the year ended December 31, 2005.

Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered was $50,000 for the year ended December 31, 2005, relating principally to registration statements and mergers and acquisitions.

Tax Fees. For the years ended December 31, 2005 and 2004, the principal accountant billed $15,000 and $7,000, respectively, for tax compliance.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended December 31, 2005 and 2004.

Audit Committee Policies and Procedures. The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors, subject to the de-minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which should be nonetheless be approved by the Board of Directors prior to the completion of the audit. Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Audit Committee before the filing of the previous year’s Annual Report on Form 10-KSB. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Since May 6, 2003, the effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Marcum & Kliegman LLP, has been approved in advance by the Board of Directors, and none of those engagements made use of the de-minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALOPTIONS GROUP, INC.

Dated: April 17, 2006	By:	/s/ Harvey W. Schiller

Harvey W. Schiller Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 17, 2006	By:	/s/ Jeffrey O. Nyweide

Jeffrey O. Nyweide Executive Vice President-Corporate Development, Chief Financial Officer and Secretary (principal financial and accounting officer)

Signatures	Title	Date

/s/ Harvey W. Schiller	Chairman, Chief Executive Officer and Director (principal executive officer	April 17, 2006
Harvey W. Schiller

/s/ Jeffrey O. Nyweide	Executive Vice President, Corporate Development, Chief Financial Officer and Secretary (principal financial officer and principal accounting officer	April 17, 2006
Jeffrey O. Nyweide
/s/ Per-Olof Lööf	Director	April 17, 2006
Per-Olof Lööf
/s/ Daniel L. Burstein	Director	April 17, 2006
Daniel L. Burstein /s/ Ronald M. Starr	Director	April 17, 2006
Ronald M. Starr /s/ John P. Bujouves	Director	April 17, 2006
John P. Bujouves