Form 10QSB
period 2006-03-31
GlobalOptions Group, Inc.
filed 2006-05-22
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act (Check one):     Yes ☐ No ☒

As of May 19, 2006, there were 15,310,254 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one):      Yes ☐ No ☒

GLOBALOPTIONS GROUP, Inc. AND SUBSIDIARIES
Form 10-QSB
March 31, 2006
Index to Unaudited Condensed Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
Page(s)
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Condensed Consolidated Balance Sheet as of March 31, 2006	P. 1
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005	P. 2
	Condensed Consolidated Statements of Stockholders' Equity	P. 3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	P. 4

	Notes to Condensed Consolidated Financial Statements	P. 6
	ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	P. 25

	ITEM 3. CONTROLS AND PROCEDURES	P. 36

PART II - OTHER INFORMATION

	ITEM 1. LEGAL PROCEEDINGS	P. 37
	ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	P. 37

	ITEM 3. DEFAULTS UPON SENIOR SECURITIES	P. 37

	ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	P. 37

	ITEM 5. OTHER INFORMATION	P. 37

	ITEM 6. EXHIBITS	P. 37

	SIGNATURES	P. 38

EXHIBITS 31.1 and 31.2
EXHIBITS 32.1 and 32.2

Part I Financial Information
Item 1. FINANCIAL STATEMENTS

 GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
March 31, 2006
(Unaudited)

ASSETS
Current assets:

Cash	$3,236,920
Accounts receivable, net of allowance for doubtful
accounts of $341,000	11,346,775
Prepaid expenses and other current assets	96,509

Total current assets	14,680,204

Property and equipment, net	383,787
Intangible assets, net	6,054,787
Deferred financing costs, net	334,961
Restricted cash escrow for the purchase of Safir	2,000,000
Goodwill	5,207,804
Security deposits and other assets	232,380

Total assets	$28,893,923

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Line of credit	$822,087
Notes payable	12,610,000
Amounts due to seller for JLWA acquisition	2,725,124
Due to former stockholders of CBR	477,851
Due to former members of JLWA for earnout	496,040
Note payable for CBR acquistion	904,229
Accounts payable	3,619,333
Deferred revenues	115,424
Accrued compensation and related benefits	830,265
Other current liabilities	389,357

Total liabilities	22,989,710

Commitments

Stockholders' equity:
Preferred stock, $0.001 par value,
14,984,000 shares authorized, no shares
issued or outstanding	-

Series A convertible preferred stock, voting, $0.001 par
value, 16,000 shares authorized, 7,750 shares
issued and outstanding, liquidation preference $7,750,000	8

Common stock, $.001 par value; 85,000,000 shares authroized;
15,310,254 shares issued and outstanding	15,310

Deferred consulting fees	(776,097)

Additional paid-in capital	14,712,736

Accumulated deficit	(8,047,744)

Total stockholders' equity	5,904,213

Total liabilities and stockholders' equity	$28,893,923

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Revenues	$6,234,825	$1,056,009

Cost of revenues	3,344,155	493,656
Gross profit	2,890,670	562,353

Operating expenses:

Selling and marketing, including
compensatory element of stock
issuances of $ - and $23,000, in
2006 and 2005, respectively	814,431	141,500

General and administrative, including
compensatory element of stock
issuances of $350,319 and $ - in 2006
and 2005, respectively	3,127,034	804,370

Total operating expenses	3,941,465	945,870

Loss from operations	(1,050,795)	(383,517)

Other income (expense):

Interest income	-	875

Interest expense	(181,749)	(38,711)

Other expense, net	(181,749)	(37,836)

Net loss	$(1,232,544)	$(421,353)

Basic and diluted net loss per share	$(0.08)	$(0.05)

Weighted average number of common shares outstanding -
basic and diluted	14,681,839	9,331,326

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Series A convertible Preferred Stock		Additional Paid-in	Deferred Consulting	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Fees	Deficit	Equity

Balance, January 1, 2006	14,490,582	$14,490	7,750	$8	$12,435,321	$(848,181)	$(6,815,200)	$4,786,438

Amortization of deferred
consulting fees	-	-	-	-	-	72,084	-	72,084

Issuance of common stock in
connection with the purchase
of JLWA	819,672	820	-	-	1,999,180	-	-	2,000,000

Amortization of stock								.
options costs	-	-	-	-	278,235	-	-	278,235

Net loss	-	-	-	-	-	-	(1,232,544)	(1,232,544)
Balance, March 31, 2006	15,310,254	$15,310	7,750	$8	$14,712,736	$(776,097)	$(8,047,744)	$5,904,213

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31
	2006	2005
Cash flows from operating activities:

Net loss	$(1,232,544)	$(421,353)

Adjustments to reconcile net loss to net cash used in operating activities:

Provision for bad debts	20,795	112,192

Depreciation and amortization	261,439	10,583

Stock based compensation	350,319	23,000

Changes in operating assets:

Accounts receivable	(2,527,258)	(319,384)

Prepaid expenses and other current assets	(23,893)	-

Security deposits and other assets	(187,932)	-

Changes in operating liabilites:

Accounts payable	350,435	(17,976)

Accrued compensation and related benefits	193,028	2,502

Due to former stockholder of CBR	(117,469)

Due to former members of JLWA for earnout	496,040

Other current liabilites	159,959	(47,419)

Total adjustments	(1,024,537)	(236,502)

Net cash used in operating activities	(2,257,081)	(657,855)

Cash flows from investing activities:

Purchases of property and equipment	(9,999)	-

Purchase of client list	(40,000)	-

Restricted cash escrow for the purchase of Safir	(2,000,000)	-

Acquisition of JLWA	(5,457,296)	-

Net cash used in investing activities	(7,507,295)	-

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005

Cash flows from financing activities:

Net proceeds from line of credit	$278,634	$127,416

Proceeds from notes payable	12,500,000	-

Deferred financing costs	(305,940)	-

Net cash provided by financing activities	12,472,694	127,416

Net increase (decrease) in cash	2,708,318	(530,439)

Cash - beginning	528,602	533,018

Cash - ending	$3,236,920	$2,579

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$56,299	$17,186

Supplemental discolsures of non-cash investing and financing activities:

Deferred financing costs incurred through the issuance of notes payable	$110,000	$-

Supplemental non-cash investing and financial activity - acquisition of JLWA:
Assets acquired and liabilities assumed:
Current assets	$6,607,538
Property and equipment	185,234
Intangible assets	4,930,000
Goodwill recognized on purchase business combination	883,183
Security deposits and prepaid expenses	60,385
Accounts payable, accrued expenses and deferred revenues	(2,483,920)

Total purchase price	10,182,420

Less: Cash paid to acquire JLWA	(5,457,296)
Non-cash consideration to seller	$4,725,124

Non-cash consideration, consisting of:
Common stock issued to acquire JLWA	$2,000,000
Note payable issued to seller	400,000
Obligation to seller in connection with working capital purchase price adjustment	2,325,124
Total non-cash consideration	$4,725,124

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.  Nature of Operations

GlobalOptions, LLC was formed in November 1998 as a limited liability company (“LLC”) in the state of Delaware.  On January 24, 2002, with the approval of the members of the LLC, the LLC converted to a corporation under Delaware law with the name GlobalOptions, Inc. (“GlobalOptions”)

On June 24, 2005, GlobalOptions consummated a “reverse merger” transaction, with Creative Solutions with Art, Inc., (“Creative Solutions”) a Nevada corporation, and the newly formed GlobalOptions Acquisition Corp., (“GlobalOptions Acquisition”) a Delaware corporation, a wholly-owned subsidiary of Creative Solutions.  GlobalOptions Acquisition merged with and into GlobalOptions with the result that on June 24, 2005, GlobalOptions became the subsidiary of a public company.

Following the merger, Creative Solutions changed its name to GlobalOptions Group, Inc. (“GlobalOptions Group” or the “Company”) and began trading on the OTC (over the counter) Bulletin Board under the new symbol “GLOI.OB.”  As a result of the reverse merger, GlobalOptions became the wholly-owned subsidiary of the newly renamed GlobalOptions Group, with GlobalOptions’ former stockholders acquiring a majority of the outstanding shares of the Company’s common stock, par value $.001 per share, and GlobalOption’s officers and directors replaced the officers and directors of Creative Solutions.  The reverse merger was consummated under Delaware law and pursuant to an Agreement and Plan of Merger, dated June 24, 2005 (the “Merger Agreement”).  For accounting purposes, the reverse merger has been treated as an acquisition of Creative Solutions by GlobalOptions and a recapitalization of GlobalOptions.  The historical condensed consolidated financial statements prior to June 24, 2005 are those of GlobalOptions.  Pursuant to the reverse merger, GlobalOptions has restated its statements of stockholders’ equity on a recapitalization basis, so that all accounts are now presented as if the reverse merger had occurred at the beginning of the earliest period presented.

The Company is a provider of risk mitigation services to Fortune 500 corporations, governmental organizations and high-profile individuals throughout the world.  The Company’s risk mitigation services currently include (1) risk management and security, (2) investigations and litigation support, and (3) crisis management and corporate governance.

            On August 14, 2005, the Company acquired Confidential Business Resources (“CBR”), a privately-held nationwide investigations firm based in Nashville, Tennessee.

On March 10, 2006, the Company acquired James Lee Witt Associates, LLC (“JLWA”), a nationwide crisis and emergency management consulting firm headquartered in Washington, D.C. (See Note 4).

See Note 14 for a discussion of acquisitions completed subsequent to March 31, 2006.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the financial statements and footnotes thereto for GlobalOptions Group, Inc., included in the Company’s Form 10-KSB filed on April 17, 2006 for the year ended December 31, 2005.

3.  Summary of Significant Accounting Policies

                Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented on a recapitalization basis in accordance with the reverse merger.  Common stock equivalents, consisting of stock options, Series A convertible preferred stock and warrants, as further discussed in the notes to the condensed consolidated financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.  The total common shares issuable upon the exercise of stock options, warrants, and the Series A convertible preferred stock as of March 31, 2006 and 2005 was 12,893,444 and 2,608,659, respectively.

Stock Based Compensation/Stock Options

For the three months ended March 31, 2006, the Company incurred employee stock-based compensation expense of $278,235. Prior to January 1, 2006, the Company accounted for the stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company would recognize employee stock based compensation expense only if it granted options at a price lower than the closing price on the date of grant. Any resulting compensation expense would then have been recognized ratably over the associated service period.  No stock-based employee compensation expense relating to the Company’s stock option plan was reflected in net loss for the three months ended March 31, 2005, as all options granted under its plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

3.  Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options - continued

            Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, employee stock-based compensation expense for the three months ended March 31, 2006 included compensation expense for all stock-based compensation awards granted, but not yet fully vested, prior to January 1, 2006.  The fair value of the options granted was determined at the original grant date in accordance with the provisions of SFAS 123.  Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

            As a result of adopting SFAS 123R, the impact to the consolidated condensed financial statements for the three months ended March 31, 2006 was $278,235 greater than if the Company had continued to account for stock-based compensation under APB 25. The impact of the adoption of FAS123R on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.02 per share. At March 31, 2006, the unamortized value of employee stock options under SFAS 123R was approximately $3,107,000.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (EITF 96-18) which require that such equity instruments are recorded at their fair value on the measurement  date, which is typically the date the services are performed.  Stock based compensation for non-employees accounted for under EITF 96-18 was $72,084 for the three months ended March 31, 2006.

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
Notes To Condensed Consolidated Financial Statements
(Unaudited)
3.  Summary of Significant Accounting Policies, continued

       Stock Based Compensation/Stock Options, continued

The fair value of each option grant during the three months ended March 31, 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

For the Three Months Ended March 31, 2006
Dividend yield	0%
Expected volatility	87%
Risk-free interest rate	4.1%
Expected lives	5 years

For the three months ended March 31, 2005, under APB 25, no stock-based employee compensation expense relating to the Company’s stock option plans was reflected in net loss, as all options granted under its plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

For the Company’s pro forma information for the three months ended March 31, 2005, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

For the Three Months Ended March 31, 2005
Dividend yield	0%
Expected volatility	55%
Risk-free interest rate	3.0%
Expected lives	5 years

The weighted average fair value of the options on the date of grant, using the fair value based method, for the three months ended March 31, 2005 was $0.68.

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

(All numbers in 000’s except per share data.)	Three Months Ended March 31, 2005
Net loss	$(421)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, lated tax effects	89
Pro-forma net loss	$(510)
Net loss per share - basic and diluted:
As reported	$(0.05)
Pro forma	$(0.06)

 Revenue Recognition

Revenue is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue related to fixed price arrangements are recognized based upon the achievement of certain milestones or progress points within the project plan. The impact of any revisions in estimated total revenue and direct contract costs is recognized in the period in which they become known. Expenses incurred by professional staff in the generation of revenue are billed to the client and recorded as revenue when incurred. For certain foreign accounts, revenues are recognized and the related expenses are recorded only after the receipt in cash of the revenue amounts. The Company incurs no obligations to third parties for expenses related to these certain foreign accounts until such time that invoiced revenues are received in cash. Revenues received in advance of when earned are credited to the deferred revenues account.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

3.     Summary of Significant Accounting Policies, continued

Intangible Assets

In accordance with the requirements of Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations”, the Company recognizes certain intangible assets acquired in acquisitions, primarily goodwill, trade names, covenants not to compete, and customer relationships.  In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, on a regular basis, the Company performs impairment analysis of the carrying value of goodwill and certain other intangible assets by assessing the recoverability when there are indications of potential impairment based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

Deferred Financing Costs

The costs incurred in connection with issuance of certain notes payable (See Note 8) was capitalized to deferred financing costs and is amortized over the term of the related debt.

Recent Accounting Pronouncements

            In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

4.    Acquisition of JLWA

The acquisition of JLWA was made pursuant to a certain Asset Purchase Agreement (the “Agreement”) dated January 13, 2006, as amended, between GlobalOptions Group and JLWA. The aggregate purchase price paid for JLWA’s assets and business was $10,182,420 subject to certain future working capital purchase price adjustments as defined in the agreement. The aggregate purchase price consisted of a cash payment at closing of $3,600,000, a cash payment of $1,857,296 to pay off JLWA’s line of credit balance and related accrued interest, the issuance of 819,672 shares of common stock of GlobalOptions Group, valued at $2,000,000, a 4.6% note payable to JLWA of $400,000 due March 9, 2007, and a non-interest bearing working capital purchase price adjustment obligation of $2,325,124, due June 8, 2006.  The purchase is subject to change based upon future adjustments to working capital, as defined, for working capital acquired from JLWA as of the acquisition date.

The assets and liabilities of JLWA have been recorded in the Company’s condensed consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of JLWA on March 10, 2006, the Company acquired identifiable intangible assets of approximately $4,930,000.  Of the identifiable intangibles acquired, $1,870,000 has been assigned to trade names and $3,060,000 to client relationships.   The amounts of these intangibles have been estimated based upon information available to management and is subject to change based upon an outside appraisal being performed. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following table details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization period in years
Trade names	10 years
Client relationships	3 years

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

4.  Acquisition of JLWA, continued

The following table details the allocation of the purchase price for the acquisition of JLWA:

Fair Value
Accounts receivable	$6,607,563
Prepaid expenses	35,129
Property and equipment	185,234
Security deposits	25,231
Intangible asset - trade names	1,870,000
Intangible asset - client relationships	3,060,000
Accounts payable	(2,268,388)
Deferred revenues	(115,424)
Accrued expenses	(100,108)

Net fair values assigned to assets acquired and liabilities assumed	9,299,237
Goodwill	883,183
Total	$10,182,420

The following presents a summary of the purchase price consideration for the purchase of JLWA.

Cash	$5,457,296
Note payable	400,000
Obligation for working capital purchase price adjustment	2,325,124
Value of common stock issued	2,000,000

Total Purchase Price Consideration	$10,182,420

The note payable of $400,000 is due March 9, 2007 and bears interest at a rate of 4.6% per annum and is subordinated to the Company’s line of credit (See Note 7).   The obligation for the working capital purchase price adjustment is due June 9, 2006 and represents an initial estimate of the working capital purchase price adjustment.  The working capital purchase price adjustment will be adjusted for the actual amount of purchased receivables collected through June 9, 2006 and for various other working capital adjustments, as outlined in the agreement.  In addition, the agreement provides for JLWA to obtain up to an additional $15,400,000 in earnout payments upon the attainment of certain revenue goals subsequent to the closing of the transaction and the continued employment of James Lee Witt, the former president and chief executive officer or JLWA (See Note 9).

The results of operations for JLWA for the period from March 10, 2006 to March 31, 2006, are reflected in the Company’s results for the three month period ended March 31, 2006 in the accompanying condensed consolidated statement of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)
4.  Acquisition of JLWA, continued

The following table presents the unaudited pro-forma combined results of operations of the Company with JLWA for the three months ended March 31, 2006 and the Company with CBR and JLWA for the three months ended March 31, 2005, respectively, as if CBR and JLWA had been acquired at the beginning of each of the periods.

	For the Three Months Ended March 31,
	2006	2005
Revenues	$13,426,993	$6,205,907

Net income (loss)	$1,083,806	$(980,181)

Pro-forma basic and diluted net income (loss) per common share	$0.07	$(0.10)

Pro-forma weighted average common shares outstanding -basic and diluted	15,310,254	10,150,998

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the CBR and JLWA acquisitions had been completed as of the beginning of 2005, nor are they necessarily indicative of future consolidated results.

5.  Intangible Assets

Intangible assets consist of amounts related to the acquisitions of CBR and JLWA, as well as an additional $40,000 for a client list purchased on February 28, 2006.   Intangible assets are comprised of the following:

Developed technology	$52,000
Non-compete agreements	510,000
Client relationships	3,829,000
Trade names	1,950,000
6,341,000
Less: accumulated amortization	(286,213)
Intangible assets, net	$6,054,787

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

5.  Intangible Assets, continued

The estimated amortization of amortizable intangible assets for the five years ending March 31, 2011 is as follows:

For the Years Ending March 31,	Total	Trade Names	Developed Technology	Non-Compete Agreements	Client Relationships
2007	$1,584,000	$203,000	$21,000	$170,000	$1,190,000
2008	1,581,000	203,000	18,000	170,000	1,190,000
2009	1,388,000	203,000	-	62,000	1,123,000
2010	357,000	203,000	-	-	154,000
2011	210,000	193,000	-	-	17,000
Totals	$5,120,000	$1,005,000	$39,000	$402,000	$3,674,000

During the three months ended March 31, 2006, the Company recorded amortization expense related to the acquired amortizable intangibles of $148,700.  There was no amortization of intangibles during the three months ended March 31, 2005.

The weighted average amortization period for amortizable intangibles is 5.3 years and has no residual value.

6.  Property and Equipment

At March 31, 2006, property and equipment is comprised of the following:

Computer and equipment	$344,792
Furniture and fixtures	147,196
Automobiles	110,989
Leasehold improvements	155,640
$758,617
Less: accumulated depreciation and amortization	374,830
Property and equipment, net	$383,787

Depreciation and amortization for the three months ended March 31, 2006 and 2005 was $31,760, and $10,583, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

7.  Line of Credit

During November 2003, GlobalOptions signed a $1,000,000 line of credit with a financial institution with an interest rate of prime plus 1.25% (9.75% at March 31, 2006) secured by accounts receivable and subject to monthly covenants.

In conjunction with the establishment of this line of credit, the financial institution was granted warrants to purchase 29,411 shares of the Company’s common stock at $0.60 per share.  The value of these warrants, computed using the Black-Scholes option pricing model was de-minimus.  These warrants were exercised on June 24, 2005 on a cashless basis, and were exchanged for 20,579 shares of the Company’s common stock.

On May 4, 2005, this line of credit agreement was amended to increase the facility amount to $1,875,000.  This line of credit was renewed on February 3, 2006 and expires on February 3, 2007.   During March 2006, the Company entered into an agreement to guarantee the obligations of GlobalOptions under this line of credit.  The balance outstanding under the line of credit at March 31, 2006 was $822,087.

The Company was in violation of certain working capital covenants at February 28, 2006 with respect to its line of credit.  The financial institution has waived this violation and at March 31, 2006, the Company was in compliance within the covenant requirements of the agreement.

8.  Notes Payable

On March 10, 2006, the Company closed the private placement of an aggregate of $12,500,000 in principal amount of 8% promissory notes due on June 30, 2006.  Upon the consummation of a qualified follow-on financing, the Company may exchange these promissory notes through the issuance of shares of the Company’s capital stock equal to 115% of the principal amount of the notes being exchanged, plus accrued and unpaid principal, subject to the terms of the agreement.  Under the promissory note agreements, the Company may extend the maturity for two successive 30 day periods. In connection with raising these funds, the Company incurred a total fee of approximately $416,000 to Burnham Hill Partners (See Note 10) and others, for which $306,000 was paid in cash and $110,000 of which the Company issued additional 8% promissory notes. The holders of these promissory notes subordinated their interest to the Company’s obligations to the bank under the line of credit facility.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

9.  Due to Former Member of JLWA for Earnout

In connection with the purchase of JLWA the Agreement provides for JLWA to obtain up to an additional $15,400,000 in earnout payments upon the attainment of certain revenue goals subsequent to the closing of the transaction and the continued employment of James Lee Witt.  JLWA was a crisis and emergency management consulting firm headquartered in Washington, D.C. with three additional offices nationwide.

As set forth in the Agreement with JLWA, the Company has agreed to pay the former members of JLWA (the “Sellers”) an earnout (the “Earnout”), based upon the achievement of certain revenue goals subsequent to March 10, 2006 (the “Closing Date”).

For the twelve (12) month periods ending on the first, second, third and fourth anniversaries of the Closing Date, the Sellers shall be paid such Earnout based upon the achievement of certain revenues, as set forth below.  The total amount of the Earnout shall be limited to a cumulative amount of $15,400,000.

The Earnout shall be paid to Seller within sixty (60) days of the dates of the respective anniversaries of the Closing Date as described below:

•  the first $4,000,000 of the Earnout shall be paid in cash; and

•  the remainder of the Earnout shall be paid 50% in cash and 50% in shares of common stock of the Company (which number of shares shall be calculated by dividing the total amount of the Earnout payable in shares of common stock by the closing price of the Company’s common stock on the last day of each of the respective Earnout periods).

The Earnout is payable based upon revenue generated by the JLWA division of the Company, so long as such revenue generates a gross margin of at least 50%, and may include revenues generated by certain acquisitions of the JLWA division of the Company, as provided in the agreement.  Revenues of the JLWA division whereupon the gross margin falls below 50% are not eligible for the Earnout.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

9.  Due to Former Member of JLWA for Earnout, continued

The Earnout is computed by the application of the percentages to JLWA earned revenues according to the table, below:

Related Revenue Earnout Periods	Percentage Applied to JLWA earned Revenues
March 10, 2006 - March 9, 2007
Up to $6,000,000	0%
Between $6,000,000 and $16,000,000	40%
Between $16,000,000 and $36,000,000	10%

March 10, 2007 - March 9, 2008
Up to $7,000,000	0%
Between $7,000,000 and $38,000,000	10%

March 10, 2008 - March 9, 2009
Up to $8,000,000	0%
Between $8,000,000 and $40,000,000	10%

March 10, 2009 - March 9, 2010
Up to $9,000,000	0%
Between $9,000,000 and $40,000,000	10%

At March 31, 2006, the amount due to the former member of JLWA for the Earnout liability due under the Agreement was $496,040.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

10.  Commitments

 Employment Agreements

Concurrently with the acquisition of JLWA, in March 2006, GlobalOptions entered into a four year employment agreement with James Lee Witt. Pursuant to the agreement, Mr. Witt became the Chief Executive Officer of the James Lee Witt Division of GlobalOptions and agreed to perform such other duties and responsibilities as the Board of Directors may assign, and has agreed to devote his full time to GlobalOptions at a salary of $300,000 per year plus a discretionary annual bonus. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause, GlobalOptions is required to pay Mr. Witt his base salary and certain benefits for twelve months following termination. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.  In addition, in connection with the acquisition of JLWA, GlobalOptions has assumed the obligations for three additional employment agreements representing a future commitment of approximately $4,200,000.

 Consulting Agreements

On March 9, 2006, the Company entered into an agreement with Burnham Hill Partners (“BHP”) , a division of Pali Capital, Inc. to act as its placement agent in connection the private placement of certain promissory notes payable (See Note 8).   In connection with this agreement, the Company has agreed to pay BHP a fee of 7% of certain of the gross proceeds received in connection with the issuance of the promissory notes payable.   In addition, on March 14, 2006, the Company entered into a financial advisory agreement with BHP, with a term of nine months.   Under this agreement, BHP has agreed to advise the Company in regard to potential strategic transactions.   Under this agreement, the Company has agreed to issue to BHP a common stock warrant to purchase 250,000 shares, exercisable at $2.50 per share to compensate BHP.  These warrants shall have a term of five years, a cashless exercise provision and standard weighted average anti-dilution protection and piggyback registration rights.  The value of these warrants was approximately $388,000 utilizing the Black Scholes option pricing model with the following assumptions: 0% dividend yield, 87% expected volatility,  4.77% risk-free rate and a five year expected life.  For a period of twelve months from the date of this agreement, should the Company request the assistance of BHP, then in connection with certain transactions, the Company will pay to BHP a fee of 3% of the aggregate transaction value.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

10.  Commitments, continued

   Operating Leases

   In connection with the purchase of JLWA, GlobalOptions assumed the obligations for four JLWA office leases. Such lease obligations expire at various dated through March 2011.

Future minimum lease payments under these leases are as follows:

For the Year Ending March 31,
2007	$335,693
2008	236,653
2009	286,939
2010	271,968
2011	242,574
Total	$1,373,827

11.  Stockholders’ Equity

   Common Stock and Stock Options

On March 10, 2006, in connection with the Company’s purchase of JLWA, the Company issued 819,672 shares of common stock, valued at $2,000,000 (See Note 4) and granted 222,222 options for the purchase of common stock at an exercise price of $2.25 per share to the employees of JLWA.  The options have a five year term, vest ratably upon the first, second and third anniversary of the date of grant and have a value of approximately $351,000 utilizing the Black Scholes option pricing model (also see Note 3).

12. Major Clients

The Company’s top three clients represented 38%, 26%, and 3%; and 23%, 23%, and 14%, respectively, of revenues for the three months ended March 31, 2006 and 2005, respectively.

The Company has foreign clients representing 2% and 1% of revenues for the 3 months  ended March 31, 2006, and foreign clients representing 23%, 3%, 1%, respectively, of revenues for the months ended March 31, 2005.  These foreign clients operate primarily in Russia and the Caribbean.  For each of these foreign clients, the Company is paid in U.S. dollars.

During the three months ended March 31, 2006, a client that represented approximately 19% of revenues for the year ended December 31, 2005 has elected not to renew its relationship with the Company.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)
13.  Client and Segment Data

The Company’s reportable operating segments services consisted of the following three business segments: Investigations/Litigation Support, Crisis Management Services and Security.  The Company’s reportable segments are organized, managed and operated along product lines. These product lines are provided to similar clients, are offered together as packaged offerings, generally produce similar margins and are managed under a consolidated operations management .  JWLA is reflected within the Crisis Management Segment.

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

The following tables summarize financial information about the Company’s business segments for the three months ended March 31, 2006 and 2005 (in thousands):

For the Three Months Ended March 31, 2006

	Investigations Litigation Support	Crisis Management	Security	Corporate	Consolidated
Revenues	$3,165	$2,919	$151	$-	$6,235
Income (Loss) from Operations	$(634)	$(423)	$6	$-	$(1,051)
Depreciation and Amortization	$-	$-	$-	$261	$261
Interest Expense	$-	$-	$-	$182	$182
Identifiable Assets	$1,809	$9,519	$19	$17,547	$28,894
Capital Expenditures	$-	$-	$-	$50	$50

For the Three Months Ended March 31, 2005

	Investigations/ Litigation Support	Crisis Management	Security	Corporate	Consolidated
Revenues	$705	$253	$98	$-	$1,056
Loss from Operations	$(188)	$(196)	$-	$-	$(384)
Depreciation and Amortization	$-	$-	$-	$11	$11
Interest Expense	$-	$-	$-	$39	$39

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

14. Subsequent Events

Stock Options

On April 27, 2006, GlobalOptions Group granted, in the aggregate, options for the purchase of 123,000 shares of GlobalOptions Group common stock at an exercise price of $2.20 per share, consisting of options for the purchase of 17,000 shares granted to certain employees of GlobalOptions and options for the purchase of 106,000 shares granted to certain members of the Company’s advisory boards in exchange for services. The options granted to employees have a five year term and vest ratably upon the first, second and third anniversary of the date of grant. The options granted to the members of the advisory boards have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant. In the aggregate, these options have a value of approximately $192,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life five years, volatility 87%, 0% dividends and a risk-free interest rate 4.95%.

Notes Payable

On May 12, 2006, the Company closed on an additional $2,000,000 in principal amount of their 8% promissory notes due on June 30, 2006, the initial closing of which took place on March 10, 2006 (See Note 8).  The terms of these notes have an additional feature which permit the holder to make the election to exchange the notes for the Company’s capital stock, subject to the terms of the agreement. In connection herewith, the Company incurred an obligation to BHP for financing costs aggregating $140,000, of which $100,000 is payable in cash.  The remaining $40,000 is payable in additional promissory notes.

Asset Purchase Agreements

On May 12, 2006, the Company acquired substantially all of the business and assets of Safir Rosetti, LLC (“Safir Rosetti”), a Delaware limited liability company.  Safir Rosetti is a security consulting, investigative and intelligence firm headquartered in New York City with seven additional offices nationwide.  The acquisition was made pursuant to a certain Asset Purchase Agreement dated January 27, 2006, as amended (the “Agreement”), between the Company and Safir Rosetti.  The purchase price of $13 million included $7 million in promissory notes issued by the Company and $6 million in common stock of the Company, plus the assumption of certain liabilities.  The purchase price is subject to a post-closing adjustment for working capital.  On April 3, 2006 and April 28, 2006, the Company advanced from the restricted cash escrow $553,250 and $1,387,399, respectively, to Safir Rosetti in anticipation of the closing.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

14. Subsequent Events, continued

Asset Purchase Agreements, continued

On May 12, 2006, the Company acquired substantially all of the business and assets of Secure Source, Inc. (“Secure Source”), a Delaware Corporation.  Secure Source is an international risk consulting firm with offices in Washington D.C. and Dallas, Texas.  The acquisition was made pursuant to a certain Asset Purchase Agreement dated May 12, 2006, (the “Agreement”), between the Company, Secure Source, Marian E. Nicastro and David W. Nicastro.  The purchase price of $3.25 million included $2,750,000 in cash and $500,000 in common stock of the Company.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: changes in the demand for, or in the mix of, our services; project delays or cancellations; cost overruns with regard to fixed price projects; competitive pricing and other competitive pressures; changes in United States and foreign governmental regulation and licensing requirements; general economic conditions; political instability in foreign countries in which we operate; our ability to integrate and manage successfully any business we acquire; and other factors that are set forth in our Form 10-KSB dated December 31, 2005.

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

On June 24, 2005, we completed a reverse merger transaction, in which GlobalOptions Acquisition Corp., a Delaware corporation and our newly-created, wholly-owned subsidiary (“GlobalOptions Acquisition”), merged with and into our operating company, GlobalOptions, Inc., a Delaware corporation (“GlobalOptions”). At the time of the reverse merger, our corporate name was Creative Solutions with Art, Inc. (“Creative Solutions”). Following the reverse merger we changed our name to GlobalOptions Group, Inc. (“GlobalOptions Group”) and our trading symbol to “GLOI.OB.” As a result of the reverse merger, GlobalOptions became our wholly-owned operating subsidiary, with GlobalOptions’ former security holders acquiring a majority of the outstanding shares of our common stock, par value $.001 per share. The reverse merger was consummated under Delaware law and pursuant to an Agreement and Plan of Merger, dated June 24, 2005. Concurrent with the closing of the reverse merger, and on September 22, 2005, we also completed a private offering to accredited investors of units consisting of one share of our series A convertible preferred stock and detachable, transferable warrants to purchase 125 shares of our common stock, and received proceeds of approximately $7,219,200 at the closing of the private placement, net of offering costs of approximately $530,800. On March 10, 2006 and May 12, 2006, we issued notes payable of $12,500,000 and $2,000,000, respectively.

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

On January 13, 2006, GlobalOptions and James Lee Witt Associates (“JLWA”), a privately-held emergency management firm based in Washington, DC, entered into an asset purchase agreement with respect to the proposed acquisition by GlobalOptions of all of the assets and business activities of JLWA. The acquisition of JLWA was completed March 10, 2006.

On May 12, 2006, GlobalOptions completed the acquisitions of Safir Rosetti, LLC and Secure Source, LLC.

The following discussion and financial information is presented to aid in understanding our financial position and results of operations. For the three-month period ended March 31, 2006, as compared to the three-month period ended March 31, 2005.

We experienced a 490% increase in revenues and an increase in our net loss for the three months ended March 31, 2006 when compared to the same period in 2005. We had revenues of approximately $6,235,000 for the three months ended March 31, 2006, as compared to revenues of approximately $1,056,000 for the three months ended March 31, 2005, for an increase of $5,179,000 or approximately 490%. Of the revenues reported in the three months ended March 31, 2006, approximately 98% were domestic and 2% related to international clients. The increase in revenues for the three months ended March 31, 2006 is primarily attributable to the acquisitions of CBR and JLWA which provided revenues of $2,633,000 and $2,833,000, respectively.

Although we have some long-term relationships with our clients, our ability to generate revenue is generally dependent upon obtaining many new projects each year, most of which are relatively short-term. Accordingly, period-to-period comparisons within a given year or between years will need to take this normal fluctuation into consideration.

Our gross profit for the three months ended March 31, 2006 was 46% as compared to 53% for the three months ended March 31, 2005. The decrease for the three month period ended March 31, 2006 was primarily due to the newly acquired CBR and JLWA operations.

Net loss for the three months ended March 31, 2006 and 2005 was $1,232,544 and $421,353, respectively, for an increase of $811,191 or approximately 193%. The increased net loss for the three month period ended March 31, 2006 was primarily attributable to additional losses from the GlobalOptions division and increase in professional fees and other expenses related to operating as a public company.

While current financial results for GlobalOptions Group shows an increase in net loss, we believe the Company represents a unique opportunity to build a profitable global leader in the highly fragmented risk mitigation industry. GlobalOptions Group is an established company that will serve as our nexus for a series of acquisitions that we believe will deliver capabilities, products and services designed to meet the ever increasing demand for the assessment and management of risk. We see no indication that the drivers of increased risk mitigation spending are likely to dissipate any time in the near future. Risk mitigation providers on both the product and services side are still fragmented and ripe for consolidation with no clear market leader or dominant brand. We believe there is an opportunity to provide comprehensive solutions which can drive increased revenues for a company that can build a comprehensive platform. We expect GlobalOptions Group to be that company.

Our strategic vision is to build the first truly integrated enterprise risk mitigation company by selectively acquiring the best companies in the industry with proven management teams and a strategic long-term vision. Platform acquisitions will be geographically diverse and offer solutions in different risk mitigation segments to gain scope and synergies. Targets will have a combination of existing clients, revenue, significant channel presence and/or a high margin core business. Five initial acquisitions have been identified, including the acquisitions of CBR and JLWA, as described below.

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

On March 10, 2006, GlobalOptions purchased substantially all of the assets and liabilities of JLWA, a privately held crisis and emergency consulting management firm based in Washington, D.C. The acquisition was made pursuant to a certain Asset Purchase Agreement (the “Agreement”) dated January 13, 2006, as amended, between GlobalOptions Group and JLWA. The aggregate purchase price paid for JLWA’s assets and business was approximately $10,182,000, subject to certain future working capital purchase price adjustments as defined in the agreement. The aggregate purchase price of approximately $10,182,000, consisted of a cash payment at closing of $3,600,000, a cash payment of $1,857,000 to pay off JLWA’s line of credit balance, the issuance of 819,672 shares of common stock of GlobalOptions Group valued at $2,000,000, a 4.6% note payable to the seller of $400,000 due March 9, 2007, and a non-interest bearing working capital purchase price adjustment obligation estimated at $2,325,000, due June 8, 2006. The purchase price is subject to change based upon future adjustments to working capital, as defined in the Agreement, for working capital acquired from JLWA as of the acquisition date. In addition, the Agreement provides for the sellers to obtain up to an additional $15,400,000 upon the attainment of certain revenue goals subsequent to the closing of the transaction and the continued employment of James Lee Witt, the former president and chief executive officer of JLWA.

Because of the personal and sensitive nature of risk mitigation and investigative engagements, the ability to provide services and retain clients is driven largely by reputation and personal relationships. Under the leadership of Harvey W. Schiller, Ph.D., executive Chairman of the Board of Directors and Chief Executive Officer of GlobalOptions Group, Neil C. Livingstone, Ph.D., Chief Executive Officer of GlobalOptions, Halsey R. Fischer, President of Investigations of GlobalOptions, and James Lee Witt, Chief Executive Officer of the GlobalOptions/James Lee Witt Division, GlobalOptions Group provides not only vision, management and leadership, but strong relationships with leaders in both corporate and government markets. GlobalOptions Group has the relationships to bring in high-margin, well-known clients, while our operational experience allows for execution of these sensitive and critical engagements. Once these projects are completed, there are a variety of annuity-based, long-term products and services that can be combined into a comprehensive suite of solutions to evolve the business into a more profitable and recurring revenue product-based business.

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

Critical Accounting Policies

GlobalOptions Group’s significant accounting policies, including the assumptions and judgments underlying them, are more fully described in our “Notes to Condensed Consolidated Financial Statements” included in this Form 10-KSB for the year ended December 31, 2005. Some of our accounting policies require the application of significant judgment by management in the preparation of the condensed consolidated financial statements, and as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. GlobalOptions Group has identified certain of its accounting policies as the ones that are most important to the portrayal of our condensed consolidated financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. GlobalOptions Group’s critical accounting policies include the following:

Revenue Recognition

Revenue is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue related to fixed price arrangements are recognized based upon the achievement of certain milestones or progress points within the project plan. The impact of any revisions in estimated total revenue and direct contract costs is recognized in the period in which they become known. Expenses incurred by professional staff in the generation of revenue are billed to the client and recorded as revenue when incurred. For certain foreign accounts, revenues are recognized and the related expenses are recorded only after the receipt in cash of the revenue amounts. We incur no obligations to third parties for expenses related to these certain foreign accounts until such time that invoiced revenues are received in cash. Revenues received in advance of when earned are credited to the deferred revenues account.

Stock Based Compensation/Stock Options

Under the 2005 Stock Option Plan (“the 2005 Plan”) for the three months ended March 31, 2006, the Company granted 222,222 options at $2.25. The options granted in 2006 vest over five years and expire four years from the date of grant. The options granted in 2005 vest and are exercisable over three years.

On May 12, 2006, the Company approved the 2006 Stock Options Plan (the “2006 Plan”).

For the three months ended March 31, 2006, the Company incurred employee stock-based compensation expense of $278,000. Prior to January 1, 2006, the Company accounted for the stock based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company would recognize compensation expense only if it granted options with a discounted exercise price. Any resulting compensation expense would then have been recognized ratably over the associated vesting service period. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 included compensation expense for all stock-based compensation awards granted, but not yet fully amortized, prior to January 1, 2006. The fair value of the option granted was determined at the original grant date in accordance with the provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the term of the associated underlying employment agreement, where applicable.

As a result of adopting SFAS 123R, the impact to the consolidated condensed financial statements for the three months ended March 31, 2006 on net loss for the three months ended January 31, 2006 was $278,000 greater than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.02 per share.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services” (EITF 96-18) which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148, “Accounting for Stock-Based Compensation -Transition and Disclosure” ("SFAS 148"). This standard amended the disclosure requirements of SFAS 123 for fiscal years ending after December 15, 2002 to required prominent disclosure in both annual and interim financial statements about the method used and the impact on reported results. The Company followed the disclosure-only provisions of SFAS 123 for the three months ended March 31, 2005 which required disclosure of the pro-forma effects on net income (loss) as if the fair value method of accounting prescribed by SFAS 123 had been adopted, as well as certain other information.

Under APB 25, no stock-based employee compensation expense relating to our stock option plans was reflected in net loss for the three months ended March 31, 2005, as all options granted under its plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Intangible Assets

In accordance with the requirements of Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations”, the Company recognizes certain intangible assets acquired in acquisitions, primarily goodwill, trade names, covenants not to compete, and customer relationships.  In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, on a regular basis, the Company performs impairment analysis of the carrying value of goodwill and certain other intangible assets by assessing the recoverability when there are indications of potential impairment based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

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

GlobalOptions Group’s Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues

We had overall revenues of approximately $6,235,000 for the three months ended March 31, 2006 as compared to revenues of $1,056,000 for the three months ended March 31, 2005, for an increase of $5,179,000, or approximately 490%. Of the revenues reported in the three months ended March 31, 2006, approximately 98% was domestic and 2% related to international clients. The increase in revenue for the three months ended March 31, 2006 was primarily attributable to the acquisitions of CBR and JLWA.

Investigations/Litigation Support Segment Revenues

In the investigations/litigation support segment, we had revenues of $3,165,000 for the three months ended March 31, 2006, as compared to revenues of $705,000 for the three months ended March 31, 2005, for an increase of $2,246,000 or approximately 349%. All of the investigations/litigation support revenues reported in the three months ended March 31, 2006 were domestic. The increase in investigations/litigation support segment revenues for the three months ended March 31, 2006 was primarily attributable to the expansion of our client base through the acquisition of CBR for which all revenues are included in this segment.

Crisis Management Segment Revenues

In the crisis management segment, we had revenues of $2,919,000 for the three months ended March 31, 2006 as compared to revenues of $253,000 for the three months ended March 31, 2005, for an increase of $2,666,000 or approximately 1,050%. 98% of the crisis management revenue during the three months ended March 31, 2006 is attributable to revenues from the JLWA operations, which were acquired on March 10, 2006.

Security Segment Revenues

In the security segment, we had revenues of $151,000 for the three months ended March 31, 2006 as compared to revenues of $98,000 for the three months ended March 31, 2005, for an increase of $53,000 or approximately 54%. Of the security segment revenues reported in the three months ended March 31, 2006, all were domestic. This increase was due to a significant client generating a large amount of revenues within the three months ended March 31, 2006.

Cost of Revenues and Gross Profit

Our consolidated cost of revenues increased $2,850,000, or approximately 577% from $494,000 in the three months ended March 31, 2005 to $3,344,000 in the three months ended March 31, 2006, which was primarily due to the increases in the investigations and crisis management segments revenues. The increase in these segments is attributable to the additional volume from the CBR and JLWA acquisitions. This decrease in gross profit percentage is partially attributable to CBR, which averaged a gross profit of 43% for the three month period ended March 31, 2006.

Operating Expenses

We experienced a 476% increase in selling and marketing expenses for the three months ended March 31, 2006, when compared to the same period in 2005. Selling and marketing expenses for the three months ended March 31, 2006 were $814,000, compared to $141,000 for the three months ended March 31, 2005, for an increase $673,000. This increase is primarily attributable to the accrued earnout obligation of approximately $496,000 related to the JLWA acquisition.

We experienced a 317% increase in overall operating expenses for the three months ended March 31, 2006, when compared to the same period in 2005. General and administrative expenses for the three months ended March 21, 2006 were $3,127,034, compared to $804,000 for the three months ended March 31, 2005. Of this increase, approximately $1,414,000 is attributable to CBR, $147,000 to Witt and $1,435,000 related to legal, accounting and other professional fees incurred in order to fulfill our responsibilities as a public company and costs incurred for due diligence related to fulfillment of our growth plan.

 Investigations/Litigation Support Segment Profitability

Our investigations segment had operating losses of $635,000 for the three months ended March 31, 2006 as compared to operating losses of $188,000 for the three months ended March 31, 2005, for an increase in our loss of $447,000 or approximately 238%. Reflected in this segment are all results of CBR. The overall general and administrative expenses, of which approximately 51% are allocated to the investigations division, have increased by 289% as compared to the three months ended March 31, 2005. This is attributable in part to the increased infrastructure associated with the acquisitions of CBR and in part to the increased corporate overhead costs of operating a public company.

Crisis Management Segment Results

Our crisis management segment had operating losses of approximately $423,000 for the three months ended March 31, 2006 as compared to operating losses of $196,000 for the three months ended March 31, 2005, for an increase of $227,000 or approximately 115%. The increase in operating losses for the three months ended March 31, 2006 was in part due to the increased infrastructure associated with the acquisitions of CBR and JLWA and in part to the increased corporate overhead costs of operating a public company.

Security Segment Results

Our security segment had an operating profit of $6,000 for the three months ended March 31, 2006 as compared to a profit of $0 for the three months ended March 31, 2005, for an improvement of $6,000. The profit improvement is attributable to the expansion of work at a fairly large client, for which we were able to record an improved gross profit margin.

Interest Expense

Interest expense increased by $143,000 to $182,000 in the three months ended March 31, 2006 from $38,711 in the three months ended March 31, 2005. The increase in interest expense is attributable to additional debt incurred in connection with the acquisition of JLWA.

Income Taxes

Although we have federal and state net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a 100% valuation allowance because it is more likely than not that the deferred tax assets will not be realized as of March 31, 2006. Our ability to use our net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code.

Net Loss

Net loss for the three months ended March 31, 2006 and 2005 were $1,233,000 and $421,000, respectively, an increase of $811,000 or 193%. For the three month period ended March 31, 2006, we realized an overall gross profit of 46%, down from 53% for the quarter ended March 31, 2005. This decrease in gross profit percentage is partially attributable to CBR, which averaged a gross profit of 43% for the period ended March 31, 2006. The decrease in CBR gross profit was partially offset by JLWA, which realized a gross profit of 50% during the three months ended March 31, 2006. The remaining increase in the net loss is attributable to the increase in general and administrative expense which was primarily attributable to an increase in professional fees associated with being a public company. Net losses are partially offset by JLWA which realized $1,414,000 in gross profit within the crisis segment for the three month’s ended March 3, 2006.

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of options, warrants, Series A convertible preferred stock were not included in the calculation of the diluted net losses per share because their inclusion would have been anti-dilutive. Basic and diluted net losses per share applicable to common stockholders was $0.08 for the three month period ending March 31, 2006 as compared to $0.09 in the corresponding 2005 period.

Liquidity and Capital Resources

We had cash balances on hand of $3,237,000 as of March 31, 2006, which resulted primarily from net proceeds aggregating $12,194,000 which we received on March 10, 2006 from the issuance of our notes. During March 2006, we utilized cash of $5,457,000 for the purchase of JLWA.

We historically have met our operating cash needs by using borrowings under our line of credit arrangement and through our private placement of equity and debt securities. At March 31, 2006, we had a negative working capital position of approximately $8,310,000. Most significant within our current liabilities is our $12,610,000 current liability for notes payable. Although our plans are not yet final, we intend to retire these notes through the issuance of a new class of capital stock. We currently believe that cash on hand, cash flows from operations, available borrowings under our line of credit facility and our intention to retire debt through the issuance of equity, will be sufficient to meet our current funding requirements and obligations over the next twelve months.

Cash used in operating activities amounted to approximately $2,257,000 and $658,000 during the three months ended March 31, 2006 and 2005, respectively. The $1,599,000 increase in cash used in operations was primarily due to an increase of $811,000 in our net loss.

Cash used in investing activities, of $7,507,000 consisted primarily of $5,457,000 for our purchase of JLWA; as well as the advances of $2,000,000 in order to fund the escrow account related to the Safir acquisition.

Financing activities provided approximately $12,473,000 and $127,000 during the three months ended March 31, 2006 and 2005, respectively. The increase was primarily a result of the net proceeds from the sale of notes of $12,194,000.

On May 12, 2006, the Company acquired substantially all of the business and assets of Secure Source, Inc. (“Secure Source”), a Delaware Corporation. Secure Source is an international risk consulting firm with offices in Washington D.C. and Dallas, Texas. The acquisition was made pursuant to a certain Asset Purchase Agreement dated May 12, 2006, (the “Agreement”), between the Company, Secure Source, Marian E. Nicastro and David W. Nicastro. The purchase price of $3.25 million included $2.75 million in cash and $500,000 in common stock of the Company.

On May 15, 2006, the Company acquired substantially all of the business and assets of Safir Rosetti, LLC (“Safir Rosetti”), a Delaware limited liability company. Safir Rosetti is a security consulting, investigative and intelligence firm headquartered in New York City with seven additional offices nationwide. The acquisition was made pursuant to a certain Asset Purchase Agreement dated January 27, 2006, as amended (the “Agreement”), between the Company and Safir Rosetti. The purchase price of $13 million included $7 million in promissory notes issued by the Company and $6 million in common stock of the Company, plus the assumption of certain liabilities. The purchase price is subject to a post-closing adjustment for working capital. On April 3, 2006 and April 28, 2006, the Company advanced $553,250 and $1,387,399, respectively, to Safir Rosetti in anticipation of the closing.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows

Item 3.     CONTROLS AND PROCEDURES

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

Disclosure Controls and Internal Controls

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

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

During the three months ended March 31, 2006, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, the hiring of additional qualified financial accounting personnel, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process.

There were no significant changes in our internal controls over financial reporting that occurred during the current quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.     LegalProceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On March 10, 2006, in connection with our purchase of JLWA, we issued 819,672 shares of our common stock, valued at $2,000,000. We issued these shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under.

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

GLOBALOPTIONS GROUP, INC.

Date: May 22, 2006	By:	/s/Harvey W. Schiller
Harvey W. Schiller
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2006	By:	/s/ Jeffrey O. Nyweide
Jeffrey O. Nyweide
Chief Financial Officer, Executive Vice President, Corporate Development and Secretary (Principal Financial Officer and Principal Accounting Officer)