Form 10QSB
period 2006-06-30
GlobalOptions Group, Inc.
filed 2006-08-15
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended June 30, 2006

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

As of August 11, 2006, there were 19,829,544 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

GLOBALOPTIONS GROUP, Inc. AND SUBSIDIARIES
Form 10-QSB
June 30, 2006
Index to Unaudited Condensed Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)	Page(s)

Condensed Consolidated Balance Sheet as of June 30, 2006	P. 1

Condensed Consolidated Statements of Operations
for the Three Months and Six Months Ended June 30, 2006 and 2005	P. 2

Condensed Consolidated Statements of Stockholders' Equity
for the Six Months Ended June 30, 2006	P. 3

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2006 and 2005	P. 4

Notes to Condensed Consolidated Financial Statements	P. 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION	P. 34

ITEM 3. CONTROLS AND PROCEDURES	P. 47

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	P. 48

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS	P. 48

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	P. 48

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	P. 48

ITEM 5. OTHER INFORMATION	P. 49

ITEM 6. EXHIBITS	P. 49

SIGNATURES	P. 50

EXHIBITS 31.1 and 31.2
EXHIBITS 32.1 and 32.2

Part I Financial Information
Item 1. FINANCIAL STATEMENTS

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
June 30, 2006

(Unaudited)

ASSETS
Current assets:

Cash	$22,956,403
Restricted cash	1,747,282
Accounts receivable, net of allowance for doubtful
accounts of $1,113,000	16,488,991
Prepaid expenses and other current assets	214,292

Total current assets	41,406,968

Property and equipment, net	626,578
Intangible assets, net	9,011,625
Goodwill	18,358,935
Security deposits and other assets	107,972

Total assets	$69,512,078

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Note payable for CBR acquisition	$904,229
Note payable for Safir acquisition	1,000,000
Current portion of notes payable for Secure Source acquisition	500,000
Note payable to seller for JLWA acquisition	400,000
Due to former stockholders of CBR	375,857
Due to former members of JLWA for earnout	2,242,139
Accounts payable	4,640,266
Deferred revenues	183,471
Accrued compensation and related benefits	791,787
Other current liabilities	788,142

Total current liabilities	11,825,891

Notes payable for Secure Source acquistion, less current portion	750,000

Total liabilities	12,575,891

Commitments

Stockholders' equity:
Preferred stock, $0.001 par value,
14,968,000 shares authorized, no shares
issued or outstanding	-

Series A convertible preferred stock, voting, $0.001 par
value, 16,000 shares authorized, 7,505 shares
issued and outstanding, liquidation preference $7,505,000	8

Series B convertible preferred stock, voting, $0.001 par value,
60,000 shares authorized, 53,073 shares issued and
outstanding, liquidation preference $53,073,000	53

Common stock, $.001 par value; 85,000,000 shares authroized;
18,774,399 shares issued and outstanding	18,775

Deferred consulting fees	(1,826,009)

Additional paid-in capital	77,306,559

Accumulated deficit	(18,563,199)

Total stockholders' equity	56,936,187

Total liabilities and stockholders' equity	$69,512,078

See notes to these condensed consolidated financial statements.

P.1

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$17,359,789	$1,196,567	$23,594,614	$2,252,575

Cost of revenues	8,778,654	594,990	12,122,809	1,088,645
Gross profit	8,581,135	601,577	11,471,805	1,163,930

Operating expenses:

Selling and marketing, including
compensatory element of stock
issuances of $186,560, $15,500, $186,560 and
$38,500 for the three and six months
ended 2006 and 2005, respectively	2,953,774	144,760	3,768,205	286,260

General and administrative, including
compensatory element of stock
issuances of $1,022,230, $337,850, $1,372,549,
and $ –, for the three and six months ended
2006 and 2005, respectively	5,516,950	1,542,104	8,643,984	2,346,474

Total operating expenses	8,470,724	1,686,864	12,412,189	2,632,734

Income (loss) from operations	110,411	(1,085,287)	(940,384)	(1,468,804)

Other income (expense):

Interest income	16,537	-	16,537	875

Interest expense	(506,280)	(24,293)	(607,050)	(63,004)

Amortization of debt discounts	(7,522,602)	-	(7,522,602)	-

Amortization of deferred financing costs	(2,613,521)	-	(2,694,500)	-

Other expense, net	(10,625,866)	(24,293)	(10,807,615)	(62,129)

Net loss	(10,515,455)	(1,109,580)	(11,747,999)	(1,530,933)

Deemed dividends to Series B convertible
preferred stockholders	(24,413,362)	(832,500)	(24,413,362)	(832,500)

Net loss applicable to common stockholders	$(34,928,817)	$(1,942,080)	$(36,161,361)	$(2,363,433)

Basic and diluted net loss per share	$(2.04)	$(0.20)	$(2.28)	$(0.25)

Weighted average number of common shares
outstanding - basic and diluted	17,084,382	9,723,783	15,889,747	9,528,638

See notes to these condensed consolidated financial statements.

P.2

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 2006
(Unaudited)

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional Paid-in	Deferred Consulting	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Fees	Deficit	Equity
Balance, January 1, 2006	14,490,582	$14,490	7,750	$8	$-	$-	$12,435,321	$(848,181)	$(6,815,200)	$4,786,438

Issuance of common stock in connection with the purchase of JLWA	819,672	820	-	-	-	-	1,999,180	-	-	2,000,000

Issuance of stock options for services	-	-	-	-	-	-	1,354,249	(1,354,249)	-	-

Revaluation of stock options granted to consultants	-	-	-	-	-	-	74,717	-	-	74,717

Amortization of deferred consulting fees	-	-	-	-	-	-	-	376,421	-	376,421

Issuance of common stock for services	87,061	87	-	-	-	-	174,913	-	-	175,000

Issuance of Series B convertible preferred preferred stock upon exchage of convertible notes payable and accrued interest	-	-	-	-	53,073	53	46,150,678	-	-	46,150,731

Issuance of common stock for services	58,539	59	-	-	-	-	117,019	-	-	117,078

Issuance of common stock in connection with purchase of Safir	2,985,075	2,985	-	-	-	-	5,997,015	-	-	6,000,000

Issuance of common stock in connection with purchase of Secure Source	210,970	211	-	-	-	-	499,789	-	-	500,000

Amortization of debt discounts on convertible notes payable	-	-	-	-	-	-	7,522,602	-	-	7,522,602

Amortization of stock options costs	-	-	-	-	-	-	981,199	-	-	981,199

Issuance of common stock in connection with the conversion of shares of Series A convertible preferred stock.	122,500	123	(245)	-	-	-	(123)	-	-	-

Net loss	-	-	-	-	-	-	-	-	(11,747,999)	(11,747,999)

Balance, June 30, 2006	18,774,399	$18,775	7,505	$8	53,073	$53	$77,306,559	$(1,826,009)	$(18,563,199)	$56,936,187

See notes to these condensed consolidated financial statements.

P.3

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30
	2006	2005

Cash flows from operating activities:

Net loss	$(11,747,999)	$(1,530,933)

Adjustments to reconcile net loss to net cash used in operating activities:

Provision for bad debts	86,812	(19,591)

Depreciation and amortization	704,394	21,166

Stock based compensation	1,549,415	38,500

Amortization of debt discounts	7,522,602	-

Amortization of deferred financing cost	2,694,500	-

Reverse merger expense paid with common stock	-	337,850

Changes in operating assets:

Accounts receivable	(7,592,127)	38,906

Prepaid expenses and other current assets	(33,922)	(60,985)

Security deposits and other assets	26,575	-

Changes in operating liabilites:

Accounts payable	1,321,774	104,087

Deferred revenue	66,554	-

Accrued compensation and related benefits	(231,908)	81,091

Due to former stockholder of CBR	(219,463)	-

Due to former members of JLWA for earnout	2,242,139	-

Other current liabilites	490,961	(5,648)

Total adjustments	8,628,306	535,376

Net cash used in operating activities	(3,119,693)	(995,557)

Cash flows from investing activities:

Purchases of property and equipment	(16,197)	-

Purchase of certificate of deposit	(1,747,282)	-

Purchase of client list	(65,000)	-

Acquisition of Safir, less cash acquired of $447,115	(1,693,534)	-

Acquisition of JLWA	(6,003,540)	-

Net cash used in investing activities	(9,525,553)	-

See notes to these condensed consolidated financial statements.

P.4

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005

Cash flows from financing activities:

Net repayments (proceeds) of line of credit	$(543,453)	$211,250

Proceeds from issuance of Series A convertible preferred stock	-	7,500,000

Proceeds from convertible notes payable	45,050,000	-

Repayment of convertible notes payable	(7,500,000)	-

Deferred financing costs	(1,933,500)	(458,550)

Net cash provided by financing activities	35,073,047	7,252,700

Net increase in cash	22,427,801	6,257,143

Cash - beginning	528,602	533,018

Cash - ending	$22,956,403	$6,790,161

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$100,131	$51,000

Supplemental discolsures of non-cash investing and financing activities:

Common stock of GlobalOptions Inc. issued upon conversion of
Series A convertible prefered stock	$123	$-

Common stock of GlobalOptions, Inc. issued upon conversion of
convertible note payable - stockholder and related accrued interest	$-	$267,083

Issuance of Series B convertible preferred stock upon exchange of
of convertible notes payable and accrued interest	$46,150,731	$-

Deferred financing costs incurred through the issuance of
convertible notes payable	$761,000	$-

Supplemental non-cash investing and financial activity - acquisition of JLWA:
Assets acquired and liabilities assumed:
Current assets	$4,345,154
Property and equipment	185,235
Intangible assets	4,930,000
Goodwill recognized on purchase business combination	883,766
Security deposits and prepaid expenses	99,892
Accounts payable, accrued expenses and deferred revenues	(2,040,507)

Total purchase price	8,403,540

Less: Cash paid to acquire JLWA	(6,003,540)
Non-cash consideration to seller	$2,400,000

Non-cash consideration, consisting of:
Common stock issued to acquire JLWA	$2,000,000
Note payable issued to seller	400,000
Total non-cash consideration	$2,400,000

See notes to these condensed consolidated financial statements.

P.5

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)

Supplemental non-cash investing and financial activity - acquisition of Safir:
Assets acquired and liabilities assumed:
Current assets	$2,852,888
Property and equipment	180,906
Intangible assets	1,770,000
Goodwill recognized on purchase business combination	11,534,765
Security deposits and prepaid expenses	156,525
Accounts payable, accrued expenses and deferred revenues	(1,179,435)

Total purchase price	15,315,649

Less: Cash paid to acquire Safir	(1,940,649)
Less: Cash paid as finders fee	(200,000)
Non-cash consideration to seller	$13,175,000

Non-cash consideration, consisting of:
Common stock issued to acquire Safir	6,000,000
Common stock issued as finders fee	175,000
Note payable issued to seller	7,000,000
Total non-cash consideration	$13,175,000

Supplemental non-cash investing and financial activity - acquisition of Secure Source:
Assets acquired and liabilities assumed:
Property and equipment	$101,459
Intangible assets	1,640,000
Goodwill recognized on purchase business combination	1,578,866
Other assets	1,795
Accounts payable, accrued expenses and deferred revenues	(72,120)

Non-cash consideration to seller	$3,250,000

Non-cash consideration, consisting of:
Common stock issued to acquire Secure Source	500,000
Note payable issued to seller	2,750,000
Total non-cash consideration	$3,250,000

See notes to these condensed consolidated financial statements.

P.6

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

On March 10, 2006, the Company acquired James Lee Witt Associates, LLC (“JLWA”), a nationwide crisis and emergency management consulting firm headquartered in Washington, D.C. with three additional offices nationwide. (See Note 4).

On May 12, 2006 the Company acquired Safir Rosetti, LLC (“Safir”) and Secure Source, Inc. (“Secure Source”). Safir is a security consulting, investigative and intelligence firm headquarterd in New York City. Secure Source is an international risk consulting firm with offices in the Dallas and Washington D.C. areas (see Note 4).

P.7

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the financial statements and footnotes thereto for GlobalOptions Group, Inc., included in the Company’s Form 10-KSB filed on April 17, 2006 for the year ended December 31, 2005.

3.  Summary of Significant Accounting Policies

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented on a recapitalization basis in accordance with the reverse merger.  Common stock equivalents, consisting of stock options, convertible preferred stock and warrants, as further discussed in the notes to the condensed consolidated financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.  The total common shares issuable upon the exercise of stock options, warrants, and the Series A and Series B convertible preferred stock as of June 30, 2006 and 2005 was 60,840,617 and 9,405,571, respectively.

Stock Based Compensation/Stock Options

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

P.8

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

3.  Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued

Prior to January 1, 2006, the Company accounted for the stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company would recognize employee stock based compensation expense only if it granted options at a price lower than the closing price on the date of grant. Any resulting compensation expense would then have been recognized ratably over the associated service period.  No stock-based employee compensation expense relating to the Company’s stock option plan was reflected in net loss for the three and six months ended June 30, 2005, as all options granted under its plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, employee stock-based compensation expense for the three and six months ended June 30, 2006 included compensation expense for all stock-based compensation awards granted, but not yet fully vested, prior to January 1, 2006.  The fair value of the options granted was determined at the original grant date in accordance with the provisions of SFAS 123.  Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

As a result of adopting SFAS 123R, the impact to the consolidated condensed financial statements for the three and six months ended June 30, 2006 was $702,964 and $981,189, respectively, greater than if the Company had continued to account for stock-based compensation under APB 25. The impact of the adoption of SFAS 123R on both basic and diluted net loss per share for the three and six months ended June 30, 2006 was $.04 and $.06 per share, respectively. At June 30, 2006, the unamortized value of employee stock options under SFAS 123R was approximately $5,738,000. The unamortized portion will be expensed over a weighted average period of approximately 4.0 years.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (EITF 96-18) which require that such equity instruments are recorded at their fair value on the measurement  date, which is typically the date the services are performed.  Stock based compensation for non-employees accounted for under EITF 96-18 was $496,132 and $568,216 for the three and six months ended June 30, 2006, respectively.

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

The fair value of each option grant during the three and six months ended June 30, 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

P.9

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

3.  Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006
Dividend yield	0%	0%
Expected volatility	87%	87%
Risk-free interest rate	4.8%	4.9%
Expected lives	5 years	5 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology for the three and six months ended June 30, 2006 was $1.53 and $1.53, respectively

For the three and six months ended June 30, 2005, under APB 25, no stock-based employee compensation expense relating to the Company’s stock option plans was reflected in net loss, as all options granted under its plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition method under the provisions of SFAS 123.

(All numbers in 000’s except per share data.)	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net loss applicable to common stockholders, as reported	$(1,942)	$(2,363)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, if any	44	87
Pro-forma net loss	$(1,986)	$(2,450)
Net loss per share applicable to common stockholders - basic and diluted:
As reported	$(0.20)	$(0.25)
Pro- forma	$(0.20)	$(0.26)

P.10

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

3.  Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued

A summary of the status of the options under the Company’s stock option plans and the changes during the six months ended June 30, 2006 is presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, December 31, 2005	4,977,472	$1.42
Granted	3,043,431	2.15
Exercised	-	-
Forfeited	(15,294)	-
Balance, June 30, 2006	8,005,609	$1.70

A summary of the Company’s stock options outstanding and exercisable at June 30, 2006 is presented in the table below:

						Total	Intrinsic Value
Option Exercise Price	$.068	$0.600	$0.68	$0.85	$2.01-2.50
Outstanding	708,659	1,193,824	641,471	58,824	5,402,831	8,005,609	$8,042,469
Weighted average remaining contractual life of options outstanding (in years)	0.6	0.6	0.8	7.1	4.7	3.4
Exercisable	708,659	1,084,666	411,888	58,823	272,491	2,536,527	$5,139,749

The Company has determined that shares of common stock for future exercises shall be newly issued shares of stock.

P.11

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

3.  Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued

A summary of non-vested options at June 30, 2006 is shown below:

	Non-Vested	Weighted Average Grant Date
	Shares	Fair Value
Non-vested at January 1, 2006	2,723,029	$1.47
Granted	222,223	1.59
Vested	(176,739)	1.09
Forfeited	-	-
Non-vested at March 31, 2006	2,768,513	$1.50
Granted	3,043,431	2.14
Vested	(324,683)	2.23
Forfeited	-	-
Non-vested at June 30, 2006	5,487,261	$2.17

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

P.12

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

In July 2006,  the FASB  issued  FASB  Interpretation  No. 48,  "Accounting  for Uncertainty in Income Taxes - an  interpretation  of FASB Statement No. 109" ("FIN 48"),  which  clarifies the accounting  for  uncertainty  in tax positions.  This Interpretation  requires  that the Company recognize  in its financial  statements,  the impact of a tax  position,  if that  position  is more  likely than not of being sustained  on  audit,  based  on  the  technical  merits  of the  position.  The provisions  of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting  principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

4. Acquisitions

Acquisition of JLWA

The acquisition of JLWA was made pursuant to a certain Asset Purchase Agreement (the “JLWA Agreement”) dated January 13, 2006, as amended, between GlobalOptions Group and JLWA. The aggregate purchase price paid for JLWA’s assets and business was $8,403,540, after finalization and payment of the purchase price adjustment of $546,244 on June 9, 2006. The aggregate purchase price consisted of a cash payment at closing of $3,600,000, a cash payment of $1,857,296 to pay off JLWA’s line of credit balance and related accrued interest, the issuance of 819,672 shares of common stock of GlobalOptions Group, valued at $2,000,000, a 4.6% note payable to JLWA of $400,000 due March 9, 2007, and a non-interest bearing working capital purchase price adjustment obligation of $546,244.

P.13

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

4. Acquisitions, continued

Acquisition of JLWA, continued

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

The following table details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period

Trade names	10 years
Client relationships	3 years

The following table details the allocation of the final purchase price for the acquisition of JLWA, after the purchase price adjustment recorded on June 9, 2006:

Fair Value
Accounts receivable	$4,345,154
Prepaid expenses	35,154
Property and equipment	185,235
Security deposits	64,738
Intangible asset - trade names	1,870,000
Intangible asset - client relationships	3,060,000
Accounts payable	(1,830,599)
Deferred revenues	(116,917)
Accrued expenses	(92,991)

Net fair values assigned to assets acquired and
liabilities assumed	7,519,774
Goodwill	883,766
Total	$8,403,540

The following presents a summary of the purchase price consideration for the purchase of JLWA.

Cash	$5,457,296
Note payable	400,000
Working capital purchase price adjustment	546,244
Value of common stock issued	2,000,000
Total Purchase Price Consideration	$8,403,540

P.14

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

4. Acquisitions, continued

Acquisition of JLWA, continued

The note payable of $400,000 is due March 9, 2007 and bears interest at a rate of 4.6% per annum and is subordinated to the Company’s line of credit (See Note 2).   On June 8, 2006, in connection with the finalization of the working capital adjustment for the purchase of JLWA, the Company recorded an adjustment of approximately $1,779,000, primarily related to uncollected accounts receivable, to reduce the total purchase price to $8,403,540 and paid the final adjusted note and obligation payable of $546,244. In addition, the agreement provides for JLWA to obtain up to an additional $15,400,000 in earnout payments upon the attainment of certain revenue goals subsequent to the closing of the transaction and the continued employment of James Lee Witt, the former president and chief executive officer or JLWA (See Note 9).

The results of operations for JLWA for the period from March 10, 2006 to June 30, 2006, are reflected in the Company’s results for the three and six month periods ended June 30, 2006 in the accompanying condensed consolidated statement of operations.

Acquisition of Safir

On May 12, 2006 GlobalOptions, a wholly owned subsidiary of the Company, acquired substantially all of the business and assets of Safir, a Delaware limited liability company. Safir is a security consulting, investigative and intelligence firm headquartered in New York City with seven additional offices nationwide.

 The acquisition was made pursuant to a certain Asset Purchase Agreement (the “Safir Agreement”) dated January 27, 2006, as amended on May 12, 2006. The aggregate purchase price paid for Safir’s assets and business was approximately $15,300,000 consisting of $6,000,000 in 8% convertible promissory notes paid on June 29, 2006, $1,000,000 in 4% promissory notes of the Company due on May 12, 2007, $6,000,000 in the common stock of GlobalOptions Group, consisting of 2,985,075 shares at $2.01 per share, payments to retire certain indebtedness of $1,940,649 of Safir, previously advanced and a finders fee of $375,000 paid to a related party.

The $6,000,000 8% convertible promissory note contains a feature that allows, upon the election of the conversion option by the holder, for the holder to receive a premium of 10% of the note, just prior to conversion of the note into common stock. The Company has recorded for $600,000 the value of this beneficial conversion premium feature as a conversion option liability in accordance with EITF 00-19 as the number of shares of common stock required to repay the note were not fixed and determinable. The debt discount is amortized to expense over the term of the note. As of June 29, 2006, the Company had recorded $367,500 of amortization of the debt discount.  On June 29, 2006, the Company repaid this debt in full. Upon extinguishment, the Company reclassified the conversion option liability to paid-in capital and the unamortized debt discount of $232,500 was adjusted to loss on extinguishment of debt and classified as amortization of debt discount on the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2006.

The assets and liabilities of Safir have been recorded in the Company’s condensed consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Safir on May 12, 2006, the Company acquired identifiable intangible assets of approximately $1,770,000, consisting of a trade name for $420,000, $70,000 for the value of non-servicing agreements and $1,280,000 for the value of customer relationships.  The amounts of these intangibles have been estimated based upon information available to management and is subject to change based upon an outside appraisal being performed. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

P.15

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

4. Acquisitions, continued

Acquisition of Safir, continued

The following table details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period

Trade names	5 years
Client relationships	5 years
Non-compete agreements	3 years

The following table details the allocation of the purchase price for the acquisition of Safir:

Fair Value
Cash	$447,115
Accounts receivable	2,405,773
Prepaid expenses	107,729
Property and equipment	180,906
Intangible assets - customer relationships	1,280,000
Intangible assets - trade name	420,000
Intangible assets - non-servicing agreements	70,000
Other assets	48,796
Accounts payable	(487,383)
Accrued compensation	(393,773)
Accrued expenses	(298,279)

Net fair values assigned to assets acquired and
liabilities assumed	3,780,884
Goodwill	11,534,765

Total	$15,315,649

The following presents a summary of the purchase price consideration for the purchase of Safir.

Cash	$1,940,649
Notes payable	7,000,000
Value of common stock issued	6,000,000
Finders fee paid - cash	200,000
Finders fee paid - value of common stock issued	175,000
Total Purchase Price Consideration	$15,315,649

 The results of operations for Safir for the period from May 12, 2006 to June 30, 2006, are reflected in the Company’s results for the three and six month periods ended June 30, 2006 in the accompanying condensed consolidated statement of operations.

P.16

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

4. Acquisitions, continued

Acquisition of Secure Source

On May 12, 2006, the Company acquired substantially all of the business and assets of Secure Source, a Delaware corporation.

The acquisition was made pursuant to a certain Asset Purchase Agreement dated May 12, 2006, (the "Secure Source Agreement"), between the Company, Secure Source, Marian E. Nicastro and David W. Nicastro. The aggregate purchase price paid for Secure Source’s assets and business of $3,250,000 consisted of $750,000 in 5% promissory notes due May 12, 2009, $1,500,000 in 3% promissory notes paid on June 29, 2006, $500,000 in 5% promissory notes due May 12, 2007 and $500,000 in common stock of GlobalOptions Group, consisting of 210,970 shares at $2.37 per share.

The assets and liabilities of Secure Source have been recorded in the Company’s condensed consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Secure Source on May 12, 2006, the Company acquired identifiable intangible assets of approximately $1,640,000, consisting of a trade name of $60,000 and the value of a non-compete agreement of $1,580,000.    The amounts of these intangibles have been estimated based upon information available to management and is subject to change based upon an outside appraisal being performed. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following table details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period

Trade names	10 years
Non-compete agreements	3 years

The following table details the allocation of the purchase price for the acquisition of Secure Source:

Fair Value
Property and equipment	$101,459
Other assets	1,795
Intangible asset - non-compete agreement	1,580,000
Intangible asset - trade names	60,000
Fair value of liabilities assumed	(72,120)

Net fair values assigned to assets acquired and
liabilities assumed	1,671,134
Goodwill	1,578,866
Total	$3,250,000

The following presents a summary of the purchase price consideration for the purchase of Secure Source.

Notes payable	$2,750,000
Value of common stock issued	500,000

Total Purchase Price Consideration	$3,250,000

The results of operations for Secure Source for the period from May 12, 2006 to June 30, 2006, are reflected in the Company’s results for the three month period ended June 30, 2006 in the accompanying condensed consolidated statement of operations.

Unaudited Pro-Forma Financial Information

The following table presents the unaudited pro-forma combined results of operations of the Company with CBR, JLWA, Safir and Secure Source added in for the periods preceding the acquisition of their respective net assets. The respective acquisition dates are August 14, 2005 for CBR, March 10, 2006 for JLWA and May 12, 2006 for both Safir and Secure Source.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$18,721,279	$8,921,395	$35,268,035	$18,968,468

Net loss available to common stockholders	$(34,928,817)	$(2,183,609)	$(36,161,361)	$(3,010,820)

Pro-forma basic and diluted net loss per common share	$(1.87)	$(0.16)	$(1.84)	$(0.22)

Pro-forma weighted average common shares outstanding - basic and diluted	18,504,846	13,739,500	18.503,102	13,544,355

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the CBR, JLWA, Safir and Secure Source acquisitions had been completed as of the beginning of 2006 or 2005, nor are they necessarily indicative of future consolidated results.

P.17

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

5.  Intangible Assets

Intangible assets consist of amounts related to the acquisitions of CBR, JLWA, Safir and Secure Source as well as an additional $40,000 for a client list purchased on February 28, 2006.  At June 30, 2006, intangible assets are comprised of the following:

Trade names	$2,430,000
Developed technology	52,000
Non-compete agreements	2,225,000
Client relationships	5,068,808
9,775,808
Less: accumulated amortization	(764,183)
Intangible assets, net	$9,011,625

The estimated amortization of amortizable intangible assets for the five years ending June 30, 2011 is as follows:
For the Years Ending June 30,	Total	Trade Names	Developed Technology	Non-Compete Agreements	Client Relationships
2007	$2,520,000	$297,000	$21,000	$753,000	$1,449,000
2008	2,511,000	297,000	12,000	753,000	1,449,000
2009	1,869,000	297,000	-	482,000	1,090,000
2010	684,000	297,000	-	5,000	382,000
2011	472,000	264,000	-	-	208,000
Totals	$8,056,000	$1,452,000	$33,000	$1,993,000	$4,578,000

During the three and six months ended June 30, 2006, the Company recorded amortization expense related to the acquired amortizable intangibles of $478,162, and $626,862, respectively.  There was no amortizable of intangibles during the three and six months ended June 30, 2005.

The weighted average amortization period for amortizable intangibles is 4.9 years and has no residual value.

P.18

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

6.  Property and Equipment

            At June 30, 2006, property and equipment is comprised of the following:

Computer and equipment	$454,359
Furniture and fixtures	214,999
Automobiles	162,029
Leasehold improvements	216,312
1,047,699
Less: accumulated depreciation and amortization	421,121
Property and equipment, net	$626,578

 Depreciation and amortization for the three and six months ended June 30, 2006 was $45,733, and $77,493 and for the three and six months ended June 30, 2005 was $10,583 and $21,166, respectively.

7.  Line of Credit

During November 2003, GlobalOptions signed a $1,000,000 line of credit with a financial institution with an interest rate of prime plus 1.25%, secured by accounts receivable and subject to monthly covenants.

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

On May 4, 2005, this line of credit agreement was amended to increase the facility amount to $1,875,000.  This line of credit was renewed on February 3, 2006 and expires on February 3, 2007.   During March 2006, the Company entered into an agreement to guarantee the obligations of GlobalOptions under this line of credit.  There was no balance outstanding under the line of credit at June 30, 2006.

 The Company was in violation of certain working capital covenants at February 28, 2006 with respect to its line of credit.  The financial institution has waived this violation and effective upon March 31, 2006, the Company was in compliance within the covenant requirements of the agreement.

P.19

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

8.  Notes Payable

On March 10, 2006, the Company closed the private placement of an aggregate of $12,500,000 in principal amount of 8% promissory notes due on June 30, 2006.  Pursuant to the notes, as amended, upon the consummation of a qualified follow-on financing, holders are required to exchange these promissory notes through the issuance of shares of the Company’s capital stock equal to 115% of the principal amount of the notes being exchanged, plus accrued and unpaid principal, subject to the terms of the agreement.  Under the promissory note agreements, the Company may extend the maturity for two successive 30 day periods. In connection with raising these funds, the Company incurred a total fee of approximately $416,000 to Burnham Hill Partners (See Note 10) and others, for which $306,000 was paid in cash and $110,000 of which Company issued additional 8% promissory notes. The holders of these promissory notes subordinated their interest to the Company’s obligations to the bank under the line of credit facility.

On May 12, 2006, the Company closed on an additional $2,000,000 in principal amount of their 8% promissory notes due on June 30, 2006, the initial closing of which took place on March 10, 2006.  The terms of these notes require the holder to make the election to exchange the notes for the Company’s capital stock, subject to the terms of the agreement. In connection herewith, the Company incurred an obligation to BHP for financing costs aggregating $140,000, of which $100,000 is payable in cash.  The remaining $40,000 is payable in additional promissory notes.

On June 28, 2006, the Company closed on an additional $30,550,000 in principal amount of their 8% promissory notes due on June 30, 2006, the initial closing of which took place on March 10, 2006.  The Company may convert these promissory notes at a 115% conversion premium into common stock of the Company. In connection herewith, the Company incurred an obligation to Burnham Hill Partners for financing costs aggregating $2,138,500, of which $1,527,500 was paid in cash.  The remaining $611,000 was paid in additional promissory notes.

On June 29, 2006, the notes issued on March 10, 2006, May 12, 2006 and June 28, 2006, with an aggregate principal amount of $45,811,000 and aggregate accrued interest of $339,731, were exchanged for 53,073 units of the company’s Convertible Preferred Stock - Series B (See Convertible Preferred Stock - Series B).

In accordance with Emerging Issues Task Force (“EITF”) 00-27, the notes issued on June 28, 2006 are considered to have a conversion premium feature as the premium is equal to 115% of the principal amount of the notes. The Company recorded a debt discount of $6,922,602 relating to the conversion premium. On June 29, 2006 these notes were exchanged for units of Series B convertible preferred stock. The exchange of these notes caused the debt discount to be fully amortized.

The Company incurred costs in conjunction with the notes payable issued on March 10, 2006, May 12, 2006 and June 28, 2006. Total cash fees associated with these note issuances were $1,933,500. In addition, $761,000 was paid in additional promissory notes. The total of the fees and the additional promissory notes were recorded as deferred financing costs. The aggregate $2,694,500 of deferred financing costs were amortized through June 29, 2006, the date the notes were exchanged for units of Series B convertible preferred stock (See Note 11). Of the total, $2,613,521 and $2,694,500 was amortized during the three and six months ended June 30, 2006, respectively.

P.20

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

9.  Due to Former Members of JLWA for Earnout

In connection with the purchase of JLWA, the JLWA Agreement provides for JLWA to obtain up to an additional $15,400,000 in earnout payments upon the attainment of certain revenue goals subsequent to the closing of the transaction and the continued employment of James Lee Witt.

As set forth in the JLWA Agreement, the Company has agreed to pay the former members of JLWA (the “Sellers”) an earnout (the “Earnout”), based upon the achievement of certain revenue goals subsequent to March 10, 2006 (the “Closing Date”).

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

The Earnout is computed by the application of the percentages to JLWA earned revenues according to the table, below:

Percentage Applied
Related Revenue Earnout Periods	to JLWA earned Revenues

March 10, 2006 - March 9, 2007
Up to $6,000,000	0%
Between $6,000,000 and $16,000,000	40%
Between $16,000,000 and $36,000,000	10%

March 10, 2007 - March 9, 2008
Up to $7,000,000	0%
Between $7,000,000 and $38,000,000	10%

March 10, 2008 - March 9, 2009
Up to $8,000,000	0%
Between $8,000,000 and $40,000,000	10%

March 10, 2009 - March 9, 2010
Up to $9,000,000	0%
Between $9,000,000 and $40,000,000	10%

At June 30, 2006, the amount due to the former member of JLWA for the Earnout liability due under the Agreement was $2,242,139.

P.21

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

10.  Commitments

Employment Agreements

In March 2006, concurrently with the acquisition of JLWA, GlobalOptions entered into a four year employment agreement with James Lee Witt. Pursuant to the agreement, Mr. Witt became the Chief Executive Officer of the James Lee Witt Division of GlobalOptions and agreed to perform such other duties and responsibilities as the Board of Directors may assign, and has agreed to devote his full time to GlobalOptions at a salary of $300,000 per year plus a discretionary annual bonus. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause, GlobalOptions is required to pay Mr. Witt his base salary and certain benefits for twelve months following termination. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.  In addition, in connection with the acquisition of JLWA, GlobalOptions has assumed the obligations for three additional employment agreements representing a future commitment of approximately $4,200,000.

In May 2006, concurrently with the Company’s acquisition of Safir Rosetti, GlobalOptions entered into a three year employment agreement with Howard Safir, the former CEO of Safir. Pursuant to the agreement, Mr. Safir became the Vice Chairman of the Company and Chief Executive Officer of the division known as GlobalOptions/Safir Rosetti and agreed to perform such other duties and responsibilities as the Board of Directors may assign, and has agreed to devote his full time to GlobalOptions at a salary of $300,000 per year and a discretionary annual bonus. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause during the initial term, it is required to pay Mr. Safir his base salary and certain benefits through March 21, 2009. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

In May 2006, concurrently with the Company’s acquisition of Safir Rosetti, GlobalOptions entered into a three year employment agreement with Joseph Rosetti, the former President of Safir. Pursuant to the agreement, Mr. Rosetti became the President of the division known as GlobalOptions/Safir Rosetti and agreed to perform such other duties and responsibilities as the Board of Directors may assign, and has agreed to devote his full time to GlobalOptions at a salary of $200,000 per year and a discretionary annual bonus. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause during the initial term, it is required to pay Mr. Rosetti his base salary and certain benefits through March 21, 2009. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

In May 2006, concurrently with the Company’s acquisition of Secure Source, GlobalOptions entered into a three year employment agreement with David W. Nicastro, the former President of Secure Source. Pursuant to the agreement, Mr. Nicastro became the senior Executive Officer of the divison known as Global Options/Secure Source and agreed to perform such other duties and responsibilities as the Board of Directors may assign, and has agreed to devote his full time to GlobalOptions at a salary of $180,000 per year and a discretionary annual bonus up to $50,000. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause, it is required to pay Mr. Nicastro his base salary and certain benefits for two months following termination. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

P.22

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

In addition, on March 14, 2006, the Company entered into a financial advisory agreement with BHP, with a term of nine months.   Under this agreement, BHP has agreed to advise the Company in regard to potential strategic transactions.   Under this agreement, the Company has agreed to issue to BHP a common stock warrant to purchase 250,000 shares, exercisable at $2.50 per share to compensate BHP.  These warrants shall have a term of five years, a cashless exercise provision and standard weighted average anti-dilution protection and piggyback registration rights.  The value of these warrants was approximately $388,000 utilizing the Black Scholes option pricing model with the following assumptions: 0% dividend yield, 87% expected volatility,  4.77% risk-free rate and a five year expected life.  Stock based compensation expense of $152,541 has been recognized related to these warrants for the three and six months ended June 30, 2006. For a period of twelve months from the date of this agreement, should the Company request the assistance of BHP, then in connection with certain transactions, the Company will pay to BHP a fee of 3% of the aggregate transaction value.

Through June 30, 2006, BHP was paid aggregate consideration of $2,694,500 in connection with certain private placements of debt securities (See Note 8), including $416,000 ($306,000 of cash and $110,000 of notes), $140,000 ($100,000 of cash and $40,000 of notes) and $2,138,500 ($1,527,500 of cash and $611,000 of notes).

Operating Leases

   In connection with the purchases of JLWA, Safir and Secure Source, GlobalOptions assumed the obligations for various office leases. Such lease obligations expire at various dates through June 2015.

 Future minimum lease payments under these leases are as follows:

For the Year Ending June 30,
2007	$1,130,347
2008	962,428
2009	828,647
2010	796,738
2011	634,120
Thereafter	1,305,140
Total	$5,657,420

Restricted Cash and Letter of Credit

Certain of the Company’s funds are in restricted cash, as a letter of credit. The Company provided the letter of credit in order to provide collateral for an office lease obligation.

P.23

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

 11.  Stockholders’ Equity

Common Stock and Stock Options

On March 10, 2006, in connection with the Company’s purchase of JLWA, the Company issued 819,672 shares of common stock, valued at $2,000,000 (See Note 4) and granted 222,222 options for the purchase of common stock at an exercise price of $2.25 per share to various former employees of JLWA.  The options have a five year term, vest ratably upon the first, second and third anniversary of the date of grant and have a value of approximately $351,000 utilizing the Black Scholes option pricing model (also see Note 3).   Of the total option value, $29,465 and $36,341 were amortized during the three and six months ended June 30, 2006, respectively.

On April 27, 2006, GlobalOptions Group granted, in the aggregate, options for the purchase of 123,000 shares of GlobalOptions Group common stock at an exercise price of $2.20 per share, consisting of options for the purchase of 17,000 shares granted to certain employees of GlobalOptions and options for the purchase of 106,000 shares granted to certain members of the Company’s advisory boards in exchange for services. The options granted to employees have a five year term and vest ratably upon the first, second and third anniversary of the date of grant. The options granted to the members of the advisory boards have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant. In the aggregate, these options have a value of approximately $213,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of $4.95%. Of the total option value, $50,826 was amortized during the three and six months ended June 30, 2006, respectively.

During April 2006 and June 2006, the Company issued 58,539 shares of common stock valued at $117,078 to consultants who have provided prior services to the Company.

On May 12, 2006, GlobalOptions Group granted, in the aggregate, options for the purchase of 485,075 and 373,134 shares of GlobalOptions Group common stock at an exercise price of $2.01 per share, from the 2005 Plan, to employees and officers of Safir and Secure Source, respectively.  These options have a five year term and for Safir, vest ratably upon the first, second, third and fourth anniversaries of the date of grant and for Secure Source, vest ratably upon the first, second and third anniversaries of the date of grant.  In the aggregate, these options have a value of approximately $1,224,000 utilizing the Black-Scholes option pricing model  with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0% and a risk-free interest rate of 5.08%. Of the total option value, $44,345 was amortized during the three and six months ended June 30, 2006, respectively. In addition, on May 12, 2006, GlobalOptions Group issued 2,988,075 and 210,970 shares of GlobalOptions Group common stock to the sellers of Safir and Secure Source, which were valued at $6,000,000 and $500,000, respectively (See Note 4).

On June 10, 2006, the Company issued 87,061 shares of common stock, valued at $175,000, to a service provider in connection with the conversion acquisition of Safir.

P.24

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

11. Stockholders’ Equity, continued

Common Stock and Stock Options, continued

On June 12, 2006, GlobalOptions Group granted, in the aggregate, from the 2006 Plan, options for the purchase of 1,840,000 shares of GlobalOptions Group common stock at an exercise price of $2.20 per share, consisting of options for the purchase of an aggregate of 1,000,000 shares granted to the Company’s Chief Executive Officer and 500,000 shares to Company’s Chief Financial Officer, who is a consultant to the Company; and 340,000 shares to members of the Company’s board of directors.  The options granted to the Company’s officers have a five year term and vest ratably upon the first, second and third anniversary of the date of grant.   The options granted to the members of the board of directors have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant. In the aggregate, these options have a value of approximately $2,868,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0% and a risk-free interest rate of 4.95%. Of the total option value, $61,352 was amortized during the three and six months ended June 30, 2006, respectively.

On June 27, 2006, the Company issued 122,500 shares of common stock in connection with the conversion of 245 shares of Series A convertible preferred stock.

P.25

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

11. Stockholders’ Equity, continued

Convertible Preferred Stock - Series B

On June 29, 2006, the Company authorized the designation of a total of 60,000 shares as Series B convertible preferred stock.

On June 29, 2006, in a private placement notes in the amount of $45,811,000 and accrued interest of $339,731 were exchanged for 53,073 units, valued at $1,000 per unit for a total value of approximately $53,073,000.  Each unit consisted of one share of Series B convertible preferred stock and a detachable, transferable series B-1 warrant to purchase 175 shares of common stock at $2.15 per share and a detachable, transferable warrant series B-2 to purchase 175 shares at $2.85 per share.

Optional Conversion

 Holders of Series B convertible preferred stock will be entitled at any time to convert their shares of Series B convertible preferred stock into the Company’s common stock, without any further payment. Each share of Series B convertible preferred stock is initially convertible into 500 shares of common stock at a conversion price of $2.00. The number of shares of the Company’s common stock issuable upon conversion of the Series B convertible preferred stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of the Company’s common stock; an issuance of common stock or other securities of the company as a dividend or distribution on the Company’s common stock; a reclassification, exchange or substitution of the Company’s common stock; or a capital reorganization of the Company. In the event that the Company issues any shares of common stock or common stock equivalents in a private placement, secondary offering or shelf offering for cash consideration at a price less than $2.00 per share of common stock, the conversion price will be reduced based on weighted average anti-dilution protections subject to customary carve outs, but in no event will the conversion price be less than $.765 per share.

  Mandatory Conversion

Subject to an effective Registration Statement, beginning 12 months from the closing date of the offering of the Series B convertible preferred stock, if the closing bid price of the common stock exceeds $4.50 and trading volume of the Company’s common stock is not less than 100,000 shares for at least fifteen trading days out of a period of twenty (20) consecutive trading days, the Company may require the conversion of the Series B convertible preferred stock into shares of common stock at the applicable conversion price. In the event a holder of Series B convertible preferred stock is prohibited from converting into common stock under this provision due to the 4.99% ownership limitation discussed below, the excess portion of the Series B convertible preferred stock shall remain outstanding, but shall cease to accrue a dividend.

P.26

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

11. Stockholders’ Equity, continued

Registration Rights

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. On June 29, 2006, the Company completed a private placement of convertible notes and entered into  registration rights and warrant agreement in connection with and following the private placement. The Company views its registration rights agreement as a free standing financial instrument that includes liquidated damages which could be deemed substantial.  Accordingly,  the Company views that the interpretive guidance in EITF Issue No. 05-4, view C, provides the best fit for its circumstances and would require a company, in certain circumstances to record a derivative liability.  However due to various factors including the good filing history of the Company, the lower  likelihood of a penalty for liquidated damages relating to the requirement by the Company to file the registration statement related to the warrants, to have the registration statement declared effective and remain effective, the exposure to this registration rights damages was deemed to be de minimus and therefore no liability was recorded in the Condensed Consolidated financial statements.

    Limitations on Conversion

Each holder of Series B convertible preferred stock may not convert his shares into the Company’s common stock such that the number of shares of the Company’s common stock issued after the conversion would exceed, when aggregated with all other shares of the Company’s common stock owned by such holder at such time, in excess of 4.99% of the then issued and outstanding shares of the Company’s common stock.

Voting Rights

Holders of Series B convertible preferred stock are entitled to vote their shares on an as-if-converted to common stock basis, and will vote together with the holders of the common stock, and not as a separate class. Holders of Series B convertible preferred stock will also have any voting rights to which they are entitled by law.

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, holders of Series B convertible preferred stock will be entitled to receive out of assets of the Company available for distribution to the Company’s stockholders, before any distribution is made to holders of the common stock, liquidating distributions in an amount equal to $1,000 per share. After payment of the full amount of the liquidating distributions to which the holders of the Series B convertible preferred stock are entitled, holders of the Series B convertible preferred stock will receive liquidating distributions pro rata with holders of the Company’s Series A convertible preferred stock and holders of the common stock, based on the number of shares of common stock into which the Series B convertible preferred stock is convertible at the conversion price then in effect.

P.27

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

11. Stockholders’ Equity, continued

Dividends

Commencing 18 months from the issuance date of June 29, 2006, dividends accumulate at the rate of 6% per annum for the first 12 months and 8% per annum thereafter. Dividends are payable in cash or in shares of the common stock at the holder’s election. To the extent that any dividends are declared on the common stock, holders of Series B convertible preferred stock will be entitled to receive such dividends on an as-if-converted basis. No dividends may be declared or paid on junior securities until the dividend on the Series B convertible preferred stock is paid in full.

Adjustments

In the event that the Company issues any shares of common stock or common stock equivalents in a private placement, secondary offering or shelf offering for cash consideration at a price less than the current warrant exercise price then in effect, the warrant exercise price will be reduced based on weighted average anti-dilution protections subject to customary carve outs. Additionally, the warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock dividends, stock splits, and other similar events.

The holders of any type of warrant will not possess any voting or other rights as a stockholder of our company unless and until the holder exercises the warrant.

Series B Convertible Preferred Stock - Beneficial Conversion Feature and Deemed Dividends

At June 29, 2006, the date of issuance, the fixed conversion price of the Series B convertible preferred stock of $2.00 represented a discount to the market value of the Company’s common stock, which was at a quoted market price of $2.20 per share. In accordance with EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” and EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios”, the Company determined the relative fair value of the warrants and the convertible preferred stock and allocated the proceeds received on a relative fair value basis. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 87%, risk-free interest rate of 5.21% and an expected term of two and a half years. Based upon this calculation, the effective conversion price of the Series B convertible preferred stock was determined to be $1.28 per common share, resulting in a beneficial conversion feature  for a deemed dividend of $24,413,362 at June 30, 2006.

Warrants (Series B-1 and Series B-2)

Each Series B-1 warrant, of which 9,287,835 were issued in the closing of our Series B convertible preferred stock offering, entitles the holder thereof to purchase shares of our common stock at an exercise price of $2.15 per share from the date of issuance until the fifth anniversary thereof. Each Series B-2 warrant, of which 9,287,835 were also issued in the closing of our Series B convertible preferred stock offering, entitles the holder thereof to purchase shares of our common stock at an exercise price of $2.85 per share from the date of issuance until the fifth anniversary thereof. In the aggregate, these warrants have a fair value of approximately $20,800,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life 2.5 years, volatility 87%, 0% dividends and a risk-free interest rate 5.21%.

P.28

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

11. Stockholders’ Equity, continued

Warrants (Series B-1 and Series B-2), continued

The Series B-1 and Series B-2 warrants share the following features:

In the event that we issue any shares of the Company’s common stock or common stock equivalents in a private placement, secondary offering or shelf offering for cash consideration at a price less than the current warrant exercise price then in effect, the warrant exercise price will be reduced based on weighted average anti-dilution protections subject to customary carve outs. Additionally, the warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock dividends, stock splits, and other similar events.

The holders of any type of warrant will not possess any voting or other rights as a stockholder of our company unless and until the holder exercises the warrant.

Transfer, Exchange and Exercise

The warrants may be exercised upon surrender of the certificate therefor on or prior to the expiration date (as explained below) at the Company’s offices with the form of “Election to Purchase” section of the warrant filled out and executed as indicated, accompanied by payment (in the form of certified or cashier’s check payable to the order of GlobalOptions Group, Inc.) of the full exercise price for the number of warrants being exercised.

12. Major Clients

The Company’s top three clients represented 47%, 14%, and 1%; and 22%, 18%, and 12%, respectively, of revenues for the six months ended June 30, 2006 and 2005, respectively. The Company’s top three clients represented 12%, 9%, and 1%; and 20%, 17%, and 10%, of revenues for the three months ended June 30, 2006 and 2005, respectively

The Company has foreign clients representing 1% and 1% and 22% and 1% of revenues for the six months ended June 30, 2006 and 2005 respectively, and foreign clients representing 1% and negligible; and 20% and 3% of revenues for the three months ended June 30, 2006 and 2005 respectively.  These foreign clients operate primarily in Russia and the Caribbean.  For each of these foreign clients, the Company is paid in U.S. dollars.

During the six months ended June 30, 2006, a client that represented approximately 19% of revenues for the year ended December 31, 2005 has elected not to renew its relationship with the Company.

13.  Client and Segment Data

The Company’s reportable operating segments services consisted of the following three business segments: Investigations/Litigation Support, Crisis Management Services and Security.  The Company’s reportable segments are organized, managed and operated along product lines. These product lines are provided to similar clients, are offered together as packaged offerings, generally produce similar margins and are managed under a consolidated operations management JWLA is reflected within the Crisis Management Segment.

The Investigations/Litigation Support Services segment includes activities from litigation support, due diligence, inventory control, asset recovery, and business intelligence.

P.29

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

P.30

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

13.  Client and Segment Data, continued

The following tables summarize financial information about the Company’s business segments for the three and six months ended June 30, 2006 and 2005 (in thousands):

For the Three Months Ended June 30, 2006

	Investigations/
	Litigation	Crisis
	Support	Management	Security	Corporate	Consolidated

Revenues	$5,100	$12,043	$217	$-	$17,360

Income (loss) from
Operations	$(2,297)	$2,888	$(481)	$-	$110

Depreciation and
Amortization	$-	$-	$-	$442	$442

Interest Expense	$-	$-	$-	$506	$506

For the Three Months Ended June 30, 2005

	Investigations/
	Litigation	Crisis
	Support	Management	Security	Corporate	Consolidated

Revenues	$763	$242	$192	$-	$1,197

Loss from
Operations	$(659)	$(293)	$(133)	$-	$(1,085)

Depreciation and
Amortization	$-	$-	$-	$11	$11

Interest Expense	$-	$-	$-	$24	$24

P.31

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

13.  Client and Segment Data, continued

For the Six Months Ended June 30, 2006

	Investigations/
	Litigation	Crisis
	Support	Management	Security	Corporate	Consolidated

Revenues	$8,265	$14,963	$367	$-	$23,595

Income (Loss) from
Operations	$(3,565)	$3,348	$(723)	$-	$(940)

Depreciation and
Amortization	$-	$-	$-	$704	$704

Interest Expense	$-	$-	$-	$607	$607

For the Six Months Ended June 30, 2005

	Investigations/
	Litigation	Crisis
	Support	Management	Security	Corporate	Consolidated

Revenues	$1,468	$495	$290	$-	$2,253

Loss from
Operations	$(847)	$(489)	$(133)-	$-	$(1,469)

Depreciation and
Amortization	$-	$-	$-	$21	$21

Interest Expense	$-	$-	$-	$63	$63

P.32

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

14. Subsequent Events

Hyperion Risk Acquisition

On August 10, 2006, the Company acquired substantially all of the business and assets of Hyperion Risk, Inc. (“Hyperion Risk”), a Florida corporation.   Hyperion Risk is a security consulting, investigative and intelligence firm.   The acquisition was made pursuant to a certain Asset Purchase Agreement (the “Hyperion Agreement”) between the Company and Hyperion Risk, dated August 10, 2006. The aggregate purchase price paid for Hyperion’s business and assets was $3,660,000, which consisted of cash in the amount of $1,900,000, and $1,500,000 in the Company’s stock, and cash payments to pay off Hyperion Risk’s credit line balance of approximately $260,000.

Conversion of Series A Convertible Preferred Stock

During July 2006, the Company issued 370,000 shares of common stock in connection with the conversion of 740 shares of Series A convertible preferred stock.

Registration of Shares for Stock Option Plan

On August 9, 2006, in connection with the Company’s approval of its 2006 Stock Option Plan, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register 15,000,000 shares of common stock for issuance in its stock option plans.

Registration Statements

On August 9, 2006, the Company filed a Form SB-2 to register 43,359,500 shares in connection with Series B convertible preferred stock and warrants issued on June 29, 2006 (See Note 11).

On August 9, 2006, the Company filed a supplement on Form 424 b3 to its registration statement on Form SB-2 dated May 8, 2006.

P.33

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

P.34

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

On March 10, 2006 we issued notes payable of $12,500,000 and received net proceeds of $12,194,060, On May 12, 2006, we issued notes payable of $2,000,000 and received net proceeds of $1,900,000. On June 28, 2006 we issued notes payable of $30,550,000 and received net proceeds of $29,022,500.

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

On May 12, 2006 the Company acquired Safir Rosetti, LLC (“Safir”) and Secure Source, LLC (“Secure Source). Safir is a security consulting, investigative and intelligence firm headquarterd in New York City. Secure Source is an international risk consulting firm with offices in the Dallas and Washington D.C. areas.

On August 10, 2006, the Company acquired substantially all of the business and assets of Hyperion Risk, Inc. (“Hyperion Risk”), a Florida corporation.   Hyperion Risk is an investigative and intelligence firm based in Orlando, Florida.

The following discussion and financial information is presented to aid in understanding our financial position and results of operations for the three and six month periods ended June 30, 2006, as compared to the three and six month periods ended June 30, 2005.

P.35

Overview

We experienced increases in revenues of approximately $16,163,000 (1,351%) and $21,342,000 (947%), achieved an operating profit of approximately $110,000 and an operating loss of $940,000 and a net loss of $10,626,000 and $11,748,000 for the three and six months ended June 30, 2006, respectively when compared to the same periods in 2005. We had revenue of $17,360,000 for the three months ended June 30, 2006, as compared to revenue of $1,197,000 for the three months ended June 30, 2005 and had revenue of $23,595,000 for the six months ended June 30,2006, as compared to revenue of $2,253,000 for the six month ended June 30, 2005. Of the revenue reported for the three and six months ended June 30, 2006, approximately 98% were domestic and 2% related to international clients. The increase in revenues for the six month period is primarily attributable to the acquisition of CBR, JLWA, Safir, and Secure Source which provided revenues of $5,672,000, $14,831,000, $1,283,000 and $500,000, respectively.

Although we do have some long-term relationships with our clients, our ability to generate revenue is generally dependent upon obtaining many new projects each year, most of which are relatively short-term. Accordingly, period-to-period comparisons within a given year or between years will need to take this normal fluctuation into consideration.

Our gross profit for the three months ended June 30, 2006 was 49% as compared to 50% for the three months ended June 30, 2005. Our gross profit for the six months ended June 30, 2006 was 49% as compared to 52% for the six months ended June 30, 2005. The slight decrease for the three and six month periods ended June 30, 2006 was primarily due to change in the mix of the types of client engagements, in connections with the recent acquisitions of CBR, JLWA, Safir and Secure Source.

Net loss applicable to common stockholders for the three months ended June 30, 2006 and 2005 was $34,929,000 and $1,942,000 respectively, for an increase of $32,987,000 or approximately 1,699%. Net loss applicable to common stock holders for the six months ended June 30, 2006 and 2005 was $36,161,000 and $2,263,000, respectively, for an increase of $33,798,00 or approximately 1,430%. The increased net loss was primarily attributable to the amortization of debt discounts of $7,523,000 and $7,523,000 and amortization of deferred financing costs of $2,614,000 and $2,695,000 related to our financing programs, respectively.

While current financial results for GlobalOptions Group shows a significant increase in net loss applicable to common stockholders, we believe the Company represents a unique opportunity to build a profitable global leader in the highly fragmented risk mitigation industry. GlobalOptions Group is an established company that will serve as our nexus for a series of acquisitions that we believe will deliver capabilities, products and services designed to meet the ever increasing demand for the assessment and management of risk. We see no indication that the drivers of increased risk mitigation spending are likely to dissipate any time in the near future. Risk mitigation providers on both the product and services side are still fragmented and ripe for consolidation with no clear market leader or dominant brand. We believe there is an opportunity to provide comprehensive solutions which can drive increased revenues for a company that can build a comprehensive platform. We expect GlobalOptions Group to be that company.

Our strategic vision is to build the first truly integrated enterprise risk mitigation company by selectively acquiring the best companies in the industry with proven management teams and a strategic long-term vision. Platform acquisitions will be geographically diverse and offer solutions in different risk mitigation segments to gain scope and synergies. Targets will have a combination of existing clients, revenue, significant channel presence and/or a high margin core business. Within the last twelve months, we acquired the five companies, CBR, JLWA, Safir, Secure Source and Hyperion Risk, and have identified one more target acquisition candidate.

P.36

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

On March 10, 2006, GlobalOptions purchased substantially all of the assets and liabilities of JLWA, a privately held crisis and emergency consulting management firm based in Washington, D.C. The acquisition was made pursuant to a certain Asset Purchase Agreement (the “Agreement”) dated January 13, 2006, as amended, between GlobalOptions Group and JLWA. The aggregate purchase price paid for JLWA’s assets and business was approximately $8,404,000 after the purchase adjustment on June 9, 2006. The aggregate purchase price of approximately $8,404,000, consisted of a cash payment at closing of $3,600,000, a cash payment of $1,857,000 to pay off JLWA’s line of credit balance, the issuance of 819,672 shares of common stock of GlobalOptions Group valued at $2,000,000, a 4.6% note payable to the seller of $400,000 due March 9, 2007, and a non-interest bearing working capital purchase price adjustment of approximately $546,000, paid on June 8, 2006. The purchase price is subject to a post-closing adjustment for working capital. In addition, the Agreement provides for the sellers to obtain up to an additional $15,400,000 upon the attainment of certain revenue goals subsequent to the closing of the transaction and the continued employment of James Lee Witt, the former president and chief executive officer of JLWA.

On May 12, 2006, GlobalOptions acquired substantially all of the business and assets of Safir Rosetti, LLC (“Safir”), a Delaware limited liability company. Safir is a security consulting, investigative and intelligence firm headquartered in New York City with seven additional offices nationwide. The acquisition was made pursuant to a certain Asset Purchase Agreement dated January 27, 2006, as amended (the “Safir Agreement”), between GlobalOptions Group and Safir. The aggregate purchase price paid for Safir’s business and assets was approximately $15,316,000, and included $6,000,000 in 8% promissory notes issued by the Company and paid on June 29, 2006, $1,000,000 in 4% promissory notes of the Company due on May 12, 2007, $6,000,000 in common stock of the Company, consisting of 2,985,075 shares of $2.01 per share, payments to retire certain indebtedness of approximately $1,941,000 of Safir in anticipation of the closing, which includes as follows: approximately $553,000 on April 3, 2006 and $1,388,000 on April 28, 2006 and a finders fee of $375,000 paid to QuanStar Group, LLC, a related party.

On May 12, 2006, GlobalOptions acquired substantially all of the business and certain assets of Secure Source, Inc. (“Secure Source”), a Delaware Corporation. Secure Source is an international risk consulting firm with offices in Washington D.C. and Dallas, Texas. The acquisition was made pursuant to a certain Asset Purchase Agreement dated May 12, 2006, (the “Secure Source Agreement”), between the Company, Secure Source, Marian E. Nicastro and David W. Nicastro. The aggregate purchase price paid for Secure Source’s business and assets of $3,250,000 consists of $1,500,000 in 3% promissory notes paid on June 29, 2006 and $750,000 in 5% promissory notes due May 12, 2009, and $500,000 in 5% promissory notes due May 12, 2007 and $500,000 in common stock of GlobalOptions Group, consisting of 248,756 shares at $2.01 per share.

P.37

On August 10, 2006, the Company acquired substantially all of the business and assets of Hyperion Risk, Inc. (“Hyperion Risk”), a Florida corporation.   Hyperion Risk is a investigative and intelligence firm.   The acquisition was made pursuant to a certain Asset Purchase Agreement (the “Hyperion Agreement”) between the Company and Hyperion Risk, dated August 10, 2006. The aggregate purchase price paid for Hyperion’s business and assets was $3,400,000, which consisted of cash in the amount of $1,900,000, and $1,500,000 in the Company’s common stock, and the Company’s cash payments to pay off Hyperion Risk’s credit line balance of approximately $260,000

Because of the personal and sensitive nature of risk mitigation and investigative engagements, the ability to provide services and retain clients is driven largely by reputation and personal relationships. Under the leadership of Harvey W. Schiller, Ph.D., executive Chairman of the Board of Directors and Chief Executive Officer of GlobalOptions Group, Neil C. Livingstone, Ph.D., Chief Executive Officer of GlobalOptions, Halsey R. Fischer, President of Investigations of GlobalOptions, and James Lee Witt, Chief Executive Officer of the GlobalOptions/James Lee Witt Division. Senior Chief Executive Officer of GlobalOptions/Safir Rosetti Division , Joseph R. Rosetti, President of GlobalOptions/Safir Rosetti Division and David Nicastro, Chief Executive Officer of GlobalOptions/Secure Source Division. GlobalOptions Group provides not only vision, management and leadership, but strong relationships with leaders in both corporate and government markets. GlobalOptions Group has the relationships to bring in high-margin, well-known clients, while our operational experience allows for execution of these sensitive and critical engagements. Once these projects are completed, there are a variety of annuity-based, long-term products and services that can be combined into a comprehensive suite of solutions to evolve the business into a more profitable and recurring revenue product-based business.

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

Critical Accounting Policies

GlobalOptions Group’s significant accounting policies, including the assumptions and judgments underlying them, are more fully described in our “Notes to Consolidated Financial Statements” included in this Form 10-KSB for the year ended December 31, 2005. Some of our accounting policies require the application of significant judgment by management in the preparation of the condensed consolidated financial statements, and as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. GlobalOptions Group has identified certain of its accounting policies as the ones that are most important to the portrayal of our condensed consolidated financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. GlobalOptions Group’s critical accounting policies include the following:

P.38

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

P.39

GlobalOptions Group’s Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues

We had overall revenues of approximately $17,360,000 for the three months ended June 30, 2006 as compared to revenues of approximately $1,197,000 for the three months ended June 30, 2005, for an increase of $16,163,000 or approximately 1,351%. Of the revenues reported in the three months ended June 30, 2006, approximately 98% was domestic and 2% related to international clients. The increase in revenue for the three months ended June 30, 2006 was primarily attributable to the acquisitions of CBR, JLWA, Safir and Secure Source.

Investigations/Litigation Support Segment Revenues

In the investigations/litigation support segment, we had revenues of $5,100,000 for the three months ended June 30, 2006, as compared to revenues of $763,000 for the three months ended June 30, 2005, for an increase of $4,337,000 or approximately 568%. All of the investigations/litigation support revenues reported in the three months ended June 30, 2006 were domestic. The increase in investigations/litigation support segment revenues for the three months ended June 30, 2006 was primarily attributable to the expansion of our client base through the acquisition of CBR, Safir and Secure Source for which all revenues are included in this segment.

Crisis Management Segment Revenues

In the crisis management segment, we had revenues of $12,043,000 for the three months ended June 30, 2006 as compared to revenues of $242,000 for the three months ended June 30, 2005, for an increase of $11,801,000 or approximately 4,876%. Over 99% of the crisis management revenue during the three months ended June 30, 2006 is primarily attributable to revenues from the JLWA operations, which were acquired on March 10, 2006.

Security Segment Revenues

In the security segment, we had revenues of $217,000 for the three months ended June 30, 2006 as compared to revenues of $192,000 for the three months ended June 30, 2005, for an increase of $25,000 or approximately 13%. Of the security segment revenues reported in the three months ended June 30, 2006, all were domestic. This increase was due to a significant client generating a large amount of revenues within the three months ended June 30, 2006.

Cost of Revenues and Gross Profit

Our consolidated cost of revenues increased $8,184,000 or approximately 1,375% from $595,000 in the three months ended June 30, 2005 to $8,779,000 in the three months ended June 30, 2006, which was primarily due to the increases in the crisis management and investigations segments revenues. The increase in these segments is attributable to the additional volume from the CBR, JLWA, Safir and Secure Source acquisitions.

P.40

Operating Expenses

We experienced a 1,937% increase in selling and marketing expenses for the three months ended June 30, 2006, when compared to the same period in 2005. Selling and marketing expenses for the three months ended June 30, 2006 were $2,954,000, compared to $145,000 for the three months ended June 30, 2005, for an increase $2,809,000. This increase is primarily attributable to the accrued earnout obligation of approximately $1,746,000 related to the JLWA acquisition.

We experienced a 258% increase in overall operating expenses for the three months ended June 30, 2006, when compared to the same period in 2005. General and administrative expenses for the three months ended June 30, 2006 were $5,517,000, compared to $1,542,000 for the three months ended June 30, 2005. Of this increase, approximately $1,780,000 is attributable to CBR, $2,990,000 to Witt and $3,064,000 related to legal, accounting and other professional fees incurred in order to fulfill our responsibilities as a public company and costs incurred for due diligence related to fulfillment of our growth plan.

 Investigations/Litigation Support Segment Results

Our investigations segment had operating losses of $2,297,000 for the three months ended June 30, 2006 as compared to operating losses of $659,000 for the three months ended June 30, 2005, for an increase in our loss of $1,638,000 or approximately 248%. Reflected in this segment are all results of CBR, Safir and Secure Source. The overall general and administrative expenses, of which approximately 69% are allocated to the investigations division, have increased by 258% as compared to the three months ended June 30, 2005. This is attributable in part to the increased infrastructure associated with the Company’s acquisitions and in part to the increased corporate overhead costs of operating a public company.

Crisis Management Segment Results

Our crisis management segment had an operating profit of approximately $2,888,000 for the three months ended June 30, 2006 as compared to an operating loss of $293,000 for the three months ended June 30, 2005, for an increased operating profit of $3,181,000 or approximately 1,086%. The significant increase in operating profit for three months ended June 30, 2006 was due most significantly to the operations of JLWA.

Security Segment Results

Our security segment had an operating loss of $481,000 for the three months ended June 30, 2006 as compared to an operating loss of $133,000 for the three months ended June 30, 2005, for an increase of $348,000. The increased loss is attributable to a higher level corporate of overhead borne within this segment.

Interest Expense

Interest expense increased by $482,000 to $506,000 in the three months ended June 30, 2006 from $24,000 in the three months ended June 30, 2005. The increase in interest expense is attributable to additional debt incurred in connection with the acquisitions of JLWA, Safir and Secure Source.

P.41

Income Taxes

Although we have federal and state net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a 100% valuation allowance because it is more likely than not that the deferred tax assets will not be realized as of June 30, 2006. Our ability to use our net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code.

Net Loss Applicable to Common Stockholders

Net losses applicable to common stockholders for the three months ended June 30, 2006 and 2005 were $34,929,000 and $1,942,000, respectively, an increase of $32,987,000 or 1,699%. For the three month period ended June 30, 2006, we realized an overall gross profit of 49%, down from 50%. The gross profit amounts for the three months ended June 30, 2006 and 2005 were $8,581,000 and $602,000, an increase of $7,979,000 or 1,326%. This increased gross profit is offset by increases in operating expenses of $3,975,000 for the same period. The increased net loss for the three month period ended June 30, 2006 was primarily attributable deemed dividends on series B convertible preferred stock of $24,413,362 to the amortization of debt discounts of $7,523,000 and amortization of deferred financing costs of $2,614,000 related to our financing programs, respectively.

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of options, warrants, Series A and Series B convertible preferred stock were not included in the calculation of the diluted net losses per share because their inclusion would have been anti-dilutive. Basic and diluted net losses per share applicable to common stockholders was $2.04 for the three month period ending June 30, 2006 as compared to $0.20 in the corresponding 2005 period.

GlobalOptions Group’s Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues

We had overall revenues of approximately $23,595,000 for the six months ended June 30, 2006 as compared to revenues of $2,253,000 for the six months ended June 30, 2005, for an increase of $21,342,000, or approximately 947%. Of the revenues reported in the six months ended June 30, 2006, approximately 98% was domestic and 2% related to international clients. The increase in revenue for the six months ended June 30, 2006 was primarily attributable to the acquisitions of CBR, JLWA, Safir and Secure Source.

Investigations/Litigation Support Segment Revenues

In the investigations/litigation support segment, we had revenues of $8,265,000 for the six months ended June 30, 2006, as compared to revenues of $1,468,000 for the six months ended June 30, 2005, for an increase of $6,797,000 or approximately 463%. All of the investigations/litigation support revenues reported in the six months ended June 30, 2006 were domestic. The increase in investigations/litigation support segment revenues for the six months ended June 30, 2006 was primarily attributable to the expansion of our client base through the acquisitions of CBR, Safir and Secure Source.

P.42

Crisis Management Segment Revenues

In the crisis management segment, we had revenues of $14,963,000 for the six months ended June 30, 2006 as compared to revenues of $495,000 for the six months ended June 30, 2005, for an increase of $14,468,000 or approximately 2,922%. 99% of the crisis management revenue during the six months ended June 30, 2006 is attributable to revenues from the JLWA operations, which were acquired on March 10, 2006.

Security Segment Revenues

In the security segment, we had revenues of $367,000 for the six months ended June 30, 2006 as compared to revenues of $290,000 for the six months ended June 30, 2005, for an increase of $77,000 or approximately 26%. Of the security segment revenues reported in the six months ended June 30, 2006, all were domestic. This increase was due to a significant client generating a large amount of revenues within the six months ended June 30, 2006.

Cost of Revenues and Gross Profit

Our consolidated cost of revenues increased $11,034,000, or approximately 1,014% from $1,089,000 in the six months ended June 30, 2005 to $12,123,000 in the six months ended June 30, 2006, which was primarily due to the increases in the investigations and crisis management segments revenues. The increase in these segments is attributable to the additional volume from the JLWA, Safir and Secure Source acquisitions. The gross profit percentage declined from 52% to 49% from the six months ended as the product mix within the newly acquired operations has shifted slightly to lower margin client services.

Operating Expenses

We experienced a 1,216% increase in selling and marketing expenses for the six months ended June 30, 2006, when compared to the same period in 2005. Selling and marketing expenses for the six months ended June 30, 2006 were $3,768,000, compared to $286,000 for the six months ended June 30, 2005, for an increase $3,482,000. This increase is primarily attributable to the accrued earnout obligation of $2,242,000 related to the JLWA acquisition.

We experienced a 268% increase in overall operating expenses for the six months ended June 30, 2006, when compared to the same period in 2005. General and administrative expenses for the six months ended June 30, 2006 were $8,644,000, compared to $2,346,000 for the six months ended June 30, 2005. Of this increase of $6,297,000 is attributable to the increased overhead associated with the Company’s acquisitions, as well as costs, such as legal, accounting and other professional fees incurred in order to fulfill our responsibilities as a public company and costs incurred for due diligence related to fulfillment of our growth plan.

Investigations/Litigation Support Segment

Our investigations segment had operating losses of $3,565,000 for the six months ended June 30, 2006 as compared to operating losses of $847,000 for the six months ended June 30, 2005, for an increase in our loss of $2,718,000 or approximately 320%. The overall general and administrative expenses, of which approximately 85% are allocated to the investigations division, have increased by 371% as compared to the six months ended June 30, 2005. This is attributable in part to the increased infrastructure associated with our acquisitions and in part to the increased corporate overhead costs of operating a public company.

P.43

Crisis Management Segment Results

Our crisis management segment had operating profits of approximately $3,348,000 for the six months ended June 30, 2006 as compared to operating losses of $489,000 for the six months ended June 30, 2005, for an increase of $3,837,000 or approximately 785%. The increase in operating losses for the six months ended June 30, 2006 was in part due to the increased infrastructure associated with the acquisitions of JLWA, Safir and Secure Source and in part to the increased corporate overhead costs of operating a public company.

Security Segment Results

Our security segment had operating losses of $723,000 for the six months ended June 30, 2006 as compared to operating losses of $133,000 for the six months ended June 30, 2005, for an increase of $590,000. The increased loss is attributable to a higher level corporate of overhead born within this segment.

Interest Expense

Interest expense increased by $544,000 to $607,000 in the six months ended June 30, 2006 from $63,000 in the six months ended June 30, 2005. The increase in interest expense is attributable to additional debt incurred in connection with the acquisitions of JLWA, Safir and Secure Source.

Income Taxes

Although we have federal and state net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a 100% valuation allowance because it is more likely than not that the deferred tax assets will not be realized as of June 30, 2006. Our ability to use our net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code.

Net Loss Applicable to Common Stockholders

Net losses applicable to common stockholders for the six months ended June 30, 2006 and 2005 were $ 36,161,361 and 2,363,000, respectively, an increase of $33,798,361 or 1,430%. We realized an overall gross profit of 49%, down from 52% for the six months ended June 30, 2005. The gross profit amounts for the six months ended June 30, 2006 and 2005 were $11,472,000 and $1,164,000, an increase of $10,308,000 or 885%. This increased gross profit is offset by increases in operating expenses of $9,779,000 for the same period. The increased net loss for the six month period ended June 30, 2006 was primarily attributable to the amortization of the debt discounts of $7,523,000 and amortization of the deferred financing costs of $2,695,000 related to our financing programs, respectively.

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of options, warrants, Series A convertible preferred stock were not included in the calculation of the diluted net losses per share because their inclusion would have been anti-dilutive. Basic and diluted net losses per share applicable to common stockholders was $2.28  for the three month period ending June 30, 2006 as compared to $0.25 in the corresponding 2005 period.

Liquidity and Capital Resources

We had cash balances on hand of $22,956,000 as of June 30, 2006, which resulted primarily from proceeds from issuance of convertible notes generated $45,050,000 during the six months ended June 30, 2006. We incurred cash issuance costs of $1,933,500 in connection with the issuance of these notes. On June 29, 2006, these notes were exchanged for 53,073 units, at $1,000 per units of Series B convertible preferred stock. Approximately $7,600,000 and $7,500,000 of these funds were used to purchase of or fund the repayment of debt issued to JLWA, Safir and Secure Source for the acquisitions.

P.44

We historically have met our operating cash needs by using borrowings under our line of credit arrangement and through our private placement of equity and debt securities. At June 30, 2006, we had working capital of approximately $29,600,000. We currently believe that cash on hand, cash flows from operations, available borrowings under our line of credit facility and our intention to retire debt through the issuance of equity, will be sufficient to meet our current funding requirements and obligations over the next twelve months.

Cash used in operating activities amounted to approximately $3,120,000 and $996,000 during the six months ended June 30, 2006 and 2005, respectively. The 2006 increase in cash used in operations was primarily attributable to an increase in working capital requirements. In particular, there was a $7,592,000 increase in funding requirements related to accounts receivable, primarily attributable to our JLWA acquisition. It should be noted that our $11,748,000 net loss included $12,558,000 of non-cash charges.

Cash used in investing activities of approximately $9,526,000 consisted primarily of approximately $7,697,000 related to our purchase of JLWA and Safir, plus $1,747,000 which was invested for approximately two months in a certificate of deposit in order to facilitate the acquisition of Secure Source.

Financing activities provided net funds of approximately $35,073,000 and $7,252,700 during the six months ended June 30, 2006 and 2005, respectively. The increase was primarily a result of the net proceeds from the sale of the convertible notes of $45,050,0000, net of repayments of notes aggregating $7,500,000 issued in connection with the acquisitions of Safir and Secure Source.

On March 10, 2006, GlobalOptions purchased substantially all of assets and liabilities of JLWA, a privately held crisis and emergency consulting management firm based in Washington, D.C. The acquisition was made pursuant to a certain Asset Purchase Agreement (the “Agreement”) dated January 13, 2006, as amended, between GlobalOptions Group and JLWA. The aggregate purchase price paid for JLWA’s assets and business was $8,403,540 consisting of a cash payment at closing of $3,600,000, a cash payment of $1,857,420 to pay off JLWA’s line of credit balance, the issuance of 819,672 shares of common stock of GlobalOptions Group, valued at $2,000,000, a 4.6% note payable to the seller of $400,000 due March 9, 2007, and a non-interest bearing working capital purchase price adjustment of $546,244 paid June 8, 2006. In addition, the Agreement provides for the sellers to obtain up to an additional $15,400,000 upon the attainment of certain revenue goals subsequent to the closing of the transaction.

On May 12, 2006, GlobalOptions acquired substantially all of the business and assets of Safir Rosetti, LLC (“Safir”), a Delaware limited liability company. Safir is a security consulting, investigative and intelligence firm headquartered in New York City with seven additional offices nationwide. The acquisition was made pursuant to a certain Asset Purchase Agreement dated January 27, 2006, as amended (the “Safir Agreement”), between GlobalOptions Group and Safir. The aggregate purchase price paid for Safir’s business and assets was $15,315,649, and included $6,000,000 in 8% promissory notes issued by the Company and paid on June 29, 2006, $1,000,000 in 4% promissory notes of the Company, due on May 12, 2007, a finders fee of $375,000 paid to QuanStar Group, LLC, a related party, $6,000,000 in common stock of the Company, consisting of 2,985,075 shares of $2.01 per share, plus payments to retire certain indebtedness of $1,940,649 of Safir in anticipation of the closing, including $553,250 on April 3, 2006 and $1,387,399 on April 28, 2006.

On May 12, 2006, GlobalOptions acquired substantially all of the business and certain assets of Secure Source, Inc. (“Secure Source”), a Delaware Corporation. Secure Source is an international risk consulting firm with offices in Washington D.C. and Dallas, Texas. The acquisition was made pursuant to a certain Asset Purchase Agreement dated May 12, 2006, (the “Secure Source Agreement”), between the Company, Secure Source, Marian E. Nicastro and David W. Nicastro. The aggregate purchase price paid for Secure Source’s business and assets of $3,250,000 consisted of $750,000 in 5% promissory notes due May 12, 2009, and $1,500,000 in 3% promissory notes paid on June 29, 2006 and $500,000 in 5% promissory notes due May 12, 2007, plus $500,000 in common stock of GlobalOptions Group, consisting of 210,970 shares at $2.37 per share.

P.45

On August 10, 2006, GlobalOptions acquired substantially all of the business and assets of Hyperion Risk, Inc. (“Hyperion Risk”), a Florida corporation.   Hyperion Risk is an investigative and intelligence firm.   The acquisition was made pursuant to a certain Asset Purchase Agreement (the “Hyperion Agreement”) between the Company and Hyperion Risk, dated August 10, 2006. The aggregate purchase price paid for Hyperion’s business and assets was $3,400,000, which consisted of cash in the amount of $1,900,000, and $1,500,000 in the Company’s stock, and the Company’s cash payments to pay off Hyperion Risk’s credit line balance of approximately $260,000

Off-Balance Sheet Arrangements

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows

In July 2006,  the FASB  issued  FASB  Interpretation  No. 48,  "Accounting  for Uncertainty in Income Taxes - an  interpretation  of FASB Statement No. 109" ("FIN 48"),  which  clarifies the accounting  for  uncertainty  in tax positions.  This Interpretation  requires  that the Company recognize  in its financial  statements,  the impact of a tax  position,  if that  position  is more  likely than not of being sustained  on  audit,  based  on  the  technical  merits  of the  position.  The provisions  of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting  principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

P.46

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

During the three months ended June 30, 2006, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, the hiring of additional qualified financial accounting personnel, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process.

There were no significant changes in our internal controls over financial reporting that occurred during the current quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

P.47

PART II

OTHER INFORMATION

Item 1.     LegalProceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders on June 12, 2006. At the meeting the stockholders took the following actions:

(a)
The proposal to elect Harvey Schiller as a director of the Company was approved by a vote of 9,594,971 votes in favor of his election, with 253,000 votes withheld and no abstentions or broker non-votes.

(b)	The proposal to elect Daniel Burstein as a director of the Company was approved by a vote of 9,845,971 votes in favor of his election, with 2,000 votes withheld and no abstentions or broker non-votes.

(c)	The proposal to elect Ronald Starr as a director of the Company was approved by a vote of 9,845,971 votes in favor of his election, with 2,000 votes withheld and no abstentions or broker non-votes.

(d)	The proposal to elect Per-Olof Lööf as a director of the Company was approved by a vote of 9,845,971 votes in favor of his election, with 2,000 votes withheld and no abstentions or broker non-votes.

(e)
The proposal to elect John P. Bujouves as a director of the Company was approved by a vote of 9,845,971 votes in favor of his election, with 2,000 votes withheld and no abstentions or broker non-votes.

(f)
The proposal to ratify Marcum & Kliegman LLP as the independent registered public accounting firm for the Corporation for the fiscal year ending December 31, 2006 was approved by 9,217,866 votes cast for, 15,605 votes cast against and no abstentions or broker non-votes.

(g)	The proposal to adopt the 2006 Stock Option Plan was approved by 7,694,550 votes cast for, 415,605 votes cast against and 1,737,816 broker non-votes.

P.48

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

P.49

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALOPTIONS GROUP, INC.

Dated: August 14, 2006	By:	/s/ Harvey W. Schiller
Harvey W. Schiller Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2006	By:	/s/ Jeffrey O. Nyweide
Jeffrey O. Nyweide Chief Financial Officer, Executive Vice President, Corporate Development
and Secretary (Principal Financial Officer and Principal Accounting Officer)

P.50