Form 10QSB
period 2006-09-30
GlobalOptions Group, Inc.
filed 2006-11-15
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2006

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

As of November 14, 2006, there were 20,024,469 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Form 10-QSB
September 30, 2006
Index to Unaudited Condensed Consolidated Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)	Page(s)

Condensed Consolidated Balance Sheet as of September 30, 2006	1

Condensed Consolidated Statements of Operations
for the Three Months and Nine Months Ended September 30, 2006 and 2005	2

Condensed Consolidated Statements of Stockholders' Equity
for the Nine Months Ended September 30, 2006	3

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2006 and 2005	4

Notes to Condensed Consolidated Financial Statements	8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION	39

ITEM 3. CONTROLS AND PROCEDURES	51
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	52

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	52

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	52

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	52

ITEM 5. OTHER INFORMATION	52

ITEM 6. EXHIBITS	52

SIGNATURES	53

EXHIBITS 31.1 and 31.2
EXHIBITS 32.1 and 32.2

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
September 30, 2006
(Unaudited)

ASSETS

Current assets:

Cash	$22,326,956
Accounts receivable, net of allowance for doubtful
accounts of $1,113,000	19,930,130
Prepaid expenses and other current assets	494,214

Total current assets	42,751,300

Property and equipment, net	682,013
Intangible assets, net	8,289,938
Goodwill	21,754,321
Security deposits and other assets	316,586

Total assets	$73,794,158

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Note payable to seller for JLWA acquisition	$400,000
Notes payable for Safir acquisition	394,481
Notes payable for Source Source acquisition	500,000
Due to former stockholders of CBR	168,858
Due to former members of JLWA for earnout	4,075,272
Accounts payable	4,833,062
Deferred revenues	37,176
Accrued compensation and related benefits	2,571,015
Other current liabilities	994,899

Total current liabilities	13,974,763

Long term liabilities:
Notes payable for Secure Source acquistion, less current portion	750,000
Deferred rent obligation	155,617

Total long term liabilities	905,617

Total liabilities	14,880,380

Commitments

Stockholders' equity:
Preferred stock, $0.001 par value,
14,968,000 shares authorized, no shares
issued or outstanding	-

Series A convertible preferred stock, voting, $0.001 par
value, 16,000 shares authorized, 6,455 shares
issued and outstanding, liquidation preference $6,455,000	6

Series B convertible preferred stock, voting, $0.001 par value,
60,000 shares authorized, 53,073 shares issued and
outstanding, liquidation preference $53,073,000	53

Common stock, $.001 par value; 85,000,000 shares authorized;
19,986,969 shares issued and outstanding	19,988

Additional paid-in capital	77,473,016

Accumulated deficit	(18,579,285)

Total stockholders' equity	58,913,778

Total liabilities and stockholders' equity	$73,794,158

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements Of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$21,017,262	$2,509,693	$44,611,876	$4,762,268

Cost of revenues	10,738,102	1,483,786	22,860,911	2,572,431
Gross profit	10,279,160	1,025,907	21,750,965	2,189,837

Operating expenses:

Selling and marketing	2,585,236	232,912	6,353,441	519,172

General and administrative	7,882,643	2,037,202	16,526,627	4,383,676

Total operating expenses	10,467,879	2,270,114	22,880,068	4,902,848

Loss from operations	(188,719)	(1,244,207)	(1,129,103)	(2,713,011)

Other income (expense):

Interest income	193,980	15,688	210,517	16,563

Interest expense	(21,347)	(18,493)	(628,397)	(81,497)

Amortization of debt discounts	-	-	(7,522,602)	-

Amortization of deferred financing costs	-	-	(2,694,500)	-

Other income (expense), net	172,633	(2,805)	(10,634,982)	(64,934)

Net loss	(16,086)	(1,247,012)	(11,764,085)	(2,777,945)

Deemed dividends to Series A and B convertible
preferred stockholders	-	(147,250)	(24,413,362)	(979,750)

Net loss applicable to common stockholders	$(16,086)	$(1,394,262)	$(36,177,447)	$(3,757,695)

Basic and diluted net loss per share applicable to common stockholders	$-	$(0.10)	$(2.11)	$(0.34)

Weighted average number of common shares
outstanding - basic and diluted	19,540,111	14,433,266	17,120,021	11,181,480

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2006
(Unaudited)

			Series A Convertible		Series B Convertible		Additional	Total
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2006	14,490,582	$14,490	7,750	$8	-	$-	$11,587,140	$(6,815,200)	$4,786,438

Issuance of common stock in
connection with the purchase
of JLWA	819,672	820	-	-	-	-	1,999,180	-	2,000,000

Issuance of common stock for services	145,600	146	-	-	-	-	291,932	-	292,078

Revaluation of stock options granted to
to consultants	-	-	-	-	-	-	(393,943)	-	(393,943)

Amortization of deferred
consulting fees	-	-	-	-	-	-	692,636	-	692,636

Issuance of Series B convertible preferred
preferred stock upon exchange of
convertible notes payable and
accrued interest	-	-	-	-	53,073	53	46,150,678	-	46,150,731

Issuance of common stock in
connection with purchase of Safir	3,000,000	3,000	-	-	-	-	5,997,000	-	6,000,000

Issuance of common stock in
connection with purchase of Secure Source	210,970	211	-	-	-	-	499,789	-	500,000

Issuance of common stock in
connection with purchase of
Hyperion Risk	672,645	673	-	-	-	-	1,499,327	-	1,500,000

Amortization of debt discounts on
convertible notes payable	-	-	-	-	-	-	7,522,602	-	7,522,602

Amortization of stock options costs	-	-	-	-	-	-	1,627,321	-	1,627,321

Issuance of common stock in connection
with the conversion of shares of Series
A convertible preferred stock.	647,500	648	(1,295)	(2)	-	-	(646)	-	-

Net loss	-	-	-	-	-	-	-	(11,764,085)	(11,764,085)

	19,986,969	$19,988	6,455	$6	53,073	$53	$77,473,016	$(18,579,285)	$58,913,778

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30
	2006	2005

Cash flows from operating activities:

Net loss	$(11,764,085)	$(2,777,945)

Adjustments to reconcile net loss to net cash used in operating activities:

Provision for bad debts	187,532	228,686

Depreciation and amortization	1,356,707	100,099

Impairment of intangible asset	115,778	-

Stock based compensation	2,043,092	38,500

Amortization of debt discounts	7,522,602	-

Amortization of deferred financing costs	2,694,500	-

Reverse merger expense paid with common stock	-	337,850

Changes in operating assets:

Accounts receivable	(10,596,219)	(266,655)

Prepaid expenses and other current assets	(299,550)	(93,476)

Security deposits and other assets	102,511	-

Changes in operating liabilites:

Accounts payable	1,179,620	(159,158)

Deferred revenue	(79,741)	-

Accrued compensation and related benefits	1,556,507	63,828

Due to former stockholder of CBR	(426,462)	(116,313)

Due to former members of JLWA for earnout	4,075,272	-

Other current liabilites	602,789	31,640

Total adjustments	10,034,938	165,001

Net cash used in operating activities	(1,729,147)	(2,612,944)

Cash flows from investing activities:

Purchases of property and equipment	(77,195)	(3,691)

Purchase of client list	(65,000)	-

Acquisition of CBR, less cash acquired of $26,086	-	(4,362,877)

Acquisition of Safir, less cash acquired of $447,115	(1,693,534)	-

Acquisition of JLWA	(6,003,540)	-

Acquisition of Hyperion Risk	(2,281,626)	-

Net cash used in investing activities	(10,120,895)	(4,366,568)

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005

Cash flows from financing activities:

Net (repayments of ) proceeds from line of credit	$(543,453)	$37,236

Proceeds from issuance of Series A convertible preferred stock	-	7,750,000

Proceeds from convertible notes payable	45,050,000	-

Repayment of convertible notes payable	(8,105,519)	-

Repayment of notes payable	(819,132)	-

Offering costs in connection with private placements
of Series A convertible preferred stock	-	(530,802)

Deferred financing costs	(1,933,500)	-

Net cash provided by financing activities	33,648,396	7,256,434

Net increase in cash	21,798,354	276,922

Cash - beginning of period	528,602	533,018

Cash - ending of period	$22,326,956	$809,940

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$100,131	$72,747

Supplemental discolsures of non-cash investing and financing activities:

Common stock of GlobalOptions Inc. issued upon conversion of
Series A convertible prefered stock	$648	$-

Common stock of GlobalOptions, Inc. issued upon conversion of
convertible note payable - stockholder and related accrued interest	$-	$267,083

Common stock issued upon the cashless exercise of warrants	$-	$21

Issuance of Series B convertible preferred stock upon exchange of
of notes payable and accrued interest	$46,150,731	$-

Deferred financing costs incurred through the issuance of
convertible notes payable	$761,000	$-

Supplemental non-cash investing and financial activity - acquisition of JLWA:
Assets acquired and liabilities assumed:
Current assets	$4,345,154
Property and equipment	185,235
Intangible assets	4,930,000
Goodwill recognized on purchase business combination	883,766
Security deposits and prepaid expenses	99,892
Accounts payable, accrued expenses and deferred revenues	(2,040,507)

Total purchase price	8,403,540

Less: Cash paid to acquire JLWA	(6,003,540)
Non-cash consideration to seller	$2,400,000

Non-cash consideration, consisting of:
Common stock issued to acquire JLWA	$2,000,000
Note payable issued to seller	400,000
Total non-cash consideration	$2,400,000

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)

Supplemental non-cash investing and financial activity - acquisition of Safir:
Assets acquired and liabilities assumed:
Current assets	$2,852,888
Property and equipment	180,906
Intangible assets	1,770,000
Goodwill recognized on purchase business combination	11,534,765
Security deposits and prepaid expenses	156,525
Accounts payable, accrued expenses and deferred revenues	(1,179,435)

Total purchase price	15,315,649

Less: Cash paid to acquire Safir	(1,940,649)
Less: Cash paid as finders fee	(200,000)
Non-cash consideration to seller	$13,175,000

Non-cash consideration, consisting of:
Common stock issued to acquire Safir	$6,000,000
Common stock issued as finders fee	175,000
Note payable issued to seller	7,000,000
Total non-cash consideration	$13,175,000

Supplemental non-cash investing and financial activity - acquisition of Secure Source:
Assets acquired and liabilities assumed:
Property and equipment	$101,459
Intangible assets	1,111,000
Goodwill recognized on purchase business combination	2,070,366
Other assets	1,795
Accounts payable, accrued expenses and deferred revenues	(72,120)

Non-cash consideration to seller	$3,212,500

Non-cash consideration, consisting of:
Common stock issued to acquire Secure Source	$500,000
Note payable issued to seller	2,712,500
Total non-cash consideration	$3,212,500

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)

Supplemental non-cash investing and financial activity - acquisition of Hyperion Risk:
Assets acquired and liabilities assumed:
Current assets	$631,653
Property and equipment	60,958
Intangible assets	687,690
Goodwill recognized on purchase business combination	2,963,894
Other assets	14,100
Accounts payable, accrued expenses and deferred revenues	(576,669)

Total purchase price	$3,781,626

Less:
Cash paid to acquire Hyperion Risk Total non-cash consideration:	$2,281,626
Common stock issued to acquire Hyperion Risk	$1,500,000

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

On March 10, 2006, the Company acquired James Lee Witt Associates, LLC (“JLWA”), a nationwide crisis and emergency management consulting firm headquartered in Washington, D.C. with three additional offices nationwide (See Note 4).

On May 12, 2006 the Company acquired Safir Rosetti, LLC (“Safir”) and Secure Source, Inc. (“Secure Source”). Safir is a security consulting, investigative and intelligence firm headquartered in New York City. Secure Source is an international risk consulting firm with offices in the Dallas and Washington D.C. areas (See Note 4).

On August 10, 2006, the Company acquired substantially all of the business and assets of Hyperion Risk, Inc. (“Hyperion Risk”), a Florida corporation.   Hyperion Risk is a security consulting, investigative and intelligence firm with its central corporate office located in Orlando, Florida.   (See Note 4).

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto for GlobalOptions Group, Inc., included in the Company’s Form 10-KSB filed on April 17, 2006 for the year ended December 31, 2005.

3.  Summary of Significant Accounting Policies

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented on a recapitalization basis in accordance with the reverse merger.  Common stock equivalents, consisting of stock options, convertible preferred stock and warrants, as further discussed in the notes to the condensed consolidated financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.  The total common shares issuable upon the exercise of stock options, warrants, and the Series A and B convertible preferred stock as of September 30, 2006 and 2005 was 60,421,726 and 10,061,821, respectively.

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
Notes To Condensed Consolidated Financial Statements
(Unaudited)

3.	Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued

Prior to January 1, 2006, the Company accounted for the stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company would recognize employee stock based compensation expense only if it granted options at a price lower than the closing price on the date of grant. Any resulting compensation expense would then have been recognized ratably over the associated service period.  No stock-based employee compensation expense relating to the Company’s stock option plans was reflected in net loss for the three and nine months ended September 30, 2005, as all options granted under its plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, employee stock-based compensation expense for the three and nine months ended September 30, 2006 included compensation expense for all stock-based compensation awards granted, but not yet fully vested, prior to January 1, 2006.  The fair value of the options granted was determined at the original grant date in accordance with the provisions of SFAS 123R.  Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

As a result of adopting SFAS 123R, the impact to the condensed consolidated financial statements for the three and nine months ended September 30, 2006 was $646,000 and $1,627,000, respectively, greater than if the Company had continued to account for stock-based compensation under APB 25 and is reflected within general and administrative expenses. The impact of the adoption of SFAS 123R on both basic and diluted net loss per share for the three and nine months ended September 30, 2006 was $.03 and $.10 per share, respectively. At September 30, 2006, the unamortized value of employee stock options under SFAS 123R was approximately $5,377,000. The unamortized portion will be expensed over a weighted average period of approximately 2.4 years.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (“EITF 96-18”) which requires that such equity instruments are recorded at their fair value on the measurement  date, which is typically the date the services are performed.  Stock based compensation for non-employees accounted for under EITF 96-18 was $316,216 and $884,432 for the three and nine months ended September 30, 2006, respectively, and is reflected within general and administrative expenses.

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
Notes To Condensed Consolidated Financial Statements
(Unaudited)

3.  Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued

The fair value of each option grant during the three and nine months ended September 30, 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Dividend yield	0%	0%
Expected volatility	87%	87%
Risk-free interest rate	4.8%	4.9%
Expected lives	5 years	5 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology for the three and nine months ended September 30, 2006 was $1.36 and $1.52, respectively

For the three and nine months ended September 30, 2005, under APB 25, no stock-based employee compensation expense relating to the Company’s stock option plans was reflected in net loss, as all options granted under its plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition method under the provisions of SFAS 123.

(All numbers in 000’s except per share data.)	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net loss applicable to common stockholders, as reported	$(1,394)		$(3,758)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, if any	12		112
Pro-forma net loss	$(1,406)	$	(3,870)
Net loss per share applicable to common stockholders - basic and diluted:

As reported	$(0.10)		$(0.34)
Pro forma	$(0.10)		$(0.35)

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

3.  Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued

A summary of the status of the options under the Company’s stock option plans and the changes during the nine months ended September 30, 2006 is presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, December 31, 2005	4,977,472	$1.42
Granted	3,287,334	2.14
Exercised	-	-
Balance, September 30, 2006	8,264,806	$1.71

A summary of the Company’s stock options outstanding and exercisable at September 30, 2006 is presented in the table below:

						Total	Intrinsic Value

Option Exercise Price	$.068	$0.600	$0.68	$0.85	$2.01-$2.50

Outstanding	708,659	1,193,824	641,471	58,824	5,659,652	8,264,806	$3,831,817

Weighted average remaining contractual life of options outstanding (in years)	0.4	0.4	0.6	6.8	4.4	3.2

Exercisable	708,659	1,092,901	415,904	58,824	272,496	2,548,784	$3,402,854

The Company has determined that shares of common stock for future exercises shall be newly issued shares of stock.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

3.  Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued

A summary of non-vested options at September 30, 2006 is shown below:

	Non-Vested Options	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2006	2,723,029	$1.47
Granted	3,287,334	1.52
Vested	(294,341)	0.83
Forfeited	-	-
Non-vested at September 30, 2006	5,716,022	$1.51

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

Intangible Assets

In accordance with the requirements of SFAS No. 141 (“SFAS No. 141”), “Business Combinations”, the Company recognizes certain intangible assets acquired in acquisitions, primarily goodwill, trade names, covenants not to compete, and client relationships.  In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, on a regular basis, the Company performs impairment analysis of the carrying value of goodwill and certain other intangible assets by assessing the recoverability when there are indications of potential impairment based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

3.  Summary of Significant Accounting Policies, continued

Deferred Financing Costs

The costs incurred in connection with issuance of certain notes payable (See Note 9) was capitalized to deferred financing costs and was amortized over the term of the related debt.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Reclassification

In the current quarter we have reclassified certain components of our stockholders’ equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders’ equity for such deferred compensation. This reclassification has no effect on net income or total stockholders’ equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

4. Acquisitions

Acquisition of JLWA

The acquisition of JLWA was made pursuant to a certain Asset Purchase Agreement (the “JLWA Agreement”) dated January 13, 2006, as amended, between GlobalOptions Group and JLWA. The aggregate purchase price paid for JLWA’s assets and business was $8,404,000, after finalization and payment of the purchase price adjustment of $546,000 on June 9, 2006. The aggregate purchase price consisted of a cash payment at closing of $3,600,000, a cash payment of $1,857,000 to pay off JLWA’s line of credit balance and related accrued interest, the issuance of 819,672 shares of common stock of GlobalOptions Group, valued at $2,000,000, a 4.6% note payable to JLWA of $400,000 due March 9, 2007, and a non-interest bearing working capital purchase price adjustment obligation of $546,244.

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

The following table details the allocation of the final purchase price for the acquisition of JLWA, after purchase price adjustment recorded on June 9, 2006:

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

4. Acquisitions, continued

Acquisition of JLWA, continued

The note payable of $400,000 is due March 9, 2007 and bears interest at a rate of 4.6% per annum and is subordinated to the Company’s line of credit (See Note 8).   On June 8, 2006, in connection with the finalization of the working capital adjustment for the purchase of JLWA, the Company recorded an adjustment of approximately $1,779,000, primarily related to uncollected accounts receivable, to reduce the total purchase price to $8,404,000 and paid the final adjusted note and obligation payable of $546,244. In addition, the agreement provides for JLWA to obtain up to an additional $15,400,000 in earnout payments upon the attainment of certain revenue goals subsequent to the closing of the transaction and the continued employment of James Lee Witt, the former president and chief executive officer or JLWA (See Note 10).

The results of operations for JLWA for the period from March 10, 2006 to September 30, 2006, are reflected in the Company’s results for the three and nine month periods ended September 30, 2006 in the accompanying condensed consolidated statement of operations.

Acquisition of Safir

On May 12, 2006 GlobalOptions, a wholly-owned subsidiary of the Company, acquired substantially all of the business and assets of Safir, a Delaware limited liability company. Safir is a security consulting, investigative and intelligence firm headquartered in New York City with seven additional offices nationwide.

 The acquisition was made pursuant to a certain Asset Purchase Agreement (the “Safir Agreement”) dated January 27, 2006, as amended on May 12, 2006. The aggregate purchase price paid for Safir’s assets and business was approximately $15,300,000 consisting of $6,000,000 in 8% convertible promissory notes paid on June 29, 2006, $1,000,000 in 4% promissory notes of the Company due on May 12, 2007, $6,000,000 in the common stock of GlobalOptions Group, consisting of 3,000,000 shares at $2.00 per share, payments to retire certain indebtedness of $1,940,649 of Safir previously advanced and a finders fee of $375,000 paid to a related party.

The $6,000,000 8% convertible promissory note contained a feature that allowed, upon the election of the conversion option by the holder, for the holder to receive a premium of 10% of the note, just prior to conversion of the note into common stock. The Company has recorded for $600,000 the value of this beneficial conversion premium feature as a conversion option liability in accordance with EITF 00-19 as the number of shares of common stock required to repay the note were not fixed and determinable. The debt discount was amortized to expense over the term of the note. As of June 29, 2006, the Company had recorded $367,500 of amortization of the debt discount. On June 29, 2006, the Company repaid this debt in full. Upon extinguishment, the Company reclassified the conversion option liability to additional paid-in capital and the unamortized debt discount $232,500 was adjusted to loss on extinguishment of debt and classified as amortization of debt discount on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2006.

The assets and liabilities of Safir have been recorded in the Company’s condensed consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Safir on May 12, 2006, the Company acquired identifiable intangible assets of approximately $1,770,000, consisting of a trade name for $420,000, $70,000 for the value of non-servicing agreements and $1,280,000 for the value of client relationships.  The amounts of these intangibles have been estimated based upon information available to management and is subject to change based upon an outside appraisal being performed. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

4. Acquisitions, continued

Acquisition of Safir, continued

The following table details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade names	5 years
Client relationships	5 years
Non-compete agreements	3 years

The following table details the allocation of the purchase price for the acquisition of Safir:

Fair Value
Cash	$447,115
Accounts receivable	2,405,773
Prepaid expenses	107,729
Property and equipment	180,906
Intangible assets - client relationships	1,280,000
Intangible assets - trade name	420,000
Intangible assets - non-compete-agreements	70,000
Other assets	48,796
Accounts payable	(487,383)
Accrued compensation	(393,773)
Accrued expenses	(298,279)

Net fair values assigned to assets acquired and
liabilities assumed	3,780,884
Goodwill	11,534,765

Total	$15,315,649

The following presents a summary of the purchase price consideration for the purchase of Safir.

Cash	$1,940,649
Notes payable	7,000,000
Value of common stock issued	6,000,000
Finders fee paid - cash	200,000
Finders fee paid - value of common stock issued	175,000
Total Purchase Price Consideration	$15,315,649

 The results of operations for Safir for the period from May 12, 2006 to September 30, 2006, are reflected in the Company’s results for the three and nine month periods ended September 30, 2006 in the accompanying condensed consolidated statement of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

4. Acquisitions, continued

Acquisition of Secure Source

On May 12, 2006, the Company acquired substantially all of the business and certain assets of Secure Source, a Delaware corporation.

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
The assets and liabilities of Secure Source have been recorded in the Company’s condensed consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Secure Source on May 12, 2006, the Company acquired identifiable intangible assets of approximately $1,111,000, consisting of a trade name of $60,000, client relationships of $250,000 and the value of a non-compete agreement of $801,000.    The amounts of these intangibles have been estimated based upon information available to management and such amounts have changed, based upon further analysis, since the Company initially recorded the acquisition upon closing. During the three months ended September 30, 2006, the Company adjusted the valuation of the intangibles, resulting in the reduction of $779,000 and a corresponding increase in the amount assigned to goodwill. These amounts are subject to further change based upon an outside appraisal being performed. The Company, at September 30, 2006 reallocated the costs of the intangible assets which were allocated at the purchase date, specifically goodwill, client relationships and covenant not to compete, based on enhanced information currently available on the fair market value of the asset at the date of purchase. The condensed consolidated financial statements and the tables below reflect the adjusted values of intangible assets. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following table details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade names	10 years
Client relationships	3 years
Non-compete agreements	3 years

The following table details the allocation of the purchase price for the acquisition of Secure Source:

Fair Value
Property and equipment	$101,459
Other assets	1,795
Intangible asset - non-compete agreement	801,000
Intangible asset - trade names	60,000
Intangible asset - client relationships	250,000
Fair value of liabilities assumed	(72,120)

Net fair values assigned to assets acquired and
liabilities assumed	1,142,134
Goodwill	2,070,366
Total	$3,212,500

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

4. Acquisitions, continued

Acquisition of Secure Source, continued

The following presents a summary of the purchase price consideration for the purchase of Secure Source.

Notes payable	$2,712,500
Value of common stock issued	500,000

Total Purchase Price Consideration	$3,212,500

The results of operations for Secure Source for the period from May 12, 2006 to September 30, 2006, are reflected in the Company’s results for the three and nine month periods ended September 30, 2006 in the accompanying condensed consolidated statement of operations.

Acquisition of Hyperion Risk

On August 10, 2006, the Company acquired substantially all of the business and assets of Hyperion Risk, a Florida corporation.

The acquisition was made pursuant to a certain Asset Purchase Agreement dated August 10, 2006, (the "Hyperion Risk Agreement"), between the Company and Hyperion Risk. The aggregate purchase price paid was $3,782,000, which consisted of $2,022,000 in cash, $1,500,000 consisting of 672,645 shares of the common stock of the Company, valued at $2.23 per share, and the payment by the Company of Hyperion Risk's credit line balance of approximately $260,000.

The assets and liabilities of Hyperion Risk have been recorded in the Company’s condensed consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Hyperion Risk on August 10, 2006, the Company acquired identifiable intangible assets of  $687,690, consisting of a trade name of $60,000, developed technology of $277,690, client relationships of $240,000 and the value of a non-compete agreement of $110,000.    The amounts of these intangibles have been estimated based upon information available to management and is subject to change based upon an outside appraisal being performed. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following table details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade names	5 years
Developed Technology	2.5 years
Client relationships	5 years
Non-compete agreements	3 years

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

4.	Acquisitions, continued

Acquisition of Hyperion Risk - continued

The following table details the allocation of the purchase price for the acquisition of Hyperion Risk:

Fair Value
Current assets	$630,753
Property and equipment	60,958
Other assets	15,000
Intangible asset - non-compete agreement	110,000
Intangible asset - trade names	60,000
Intangible asset - developed technology	277,690
Intangible asset - client relationships	240,000
Fair value of liabilities assumed	(576,669)

Net fair values assigned to assets acquired and	817,732
liabilities assumed
Goodwill	2,963,894
Total	$3,781,626

The following presents a summary of the purchase price consideration for the purchase of Hyperion Risk:

Cash paid	$2,281,626
Value of common stock issued	1,500,000

Total Purchase Price Consideration	$3,781,626

The results of operations for Hyperion Risk for the period from August 10, 2006 to September 30, 2006, are reflected in the Company’s results for the three and nine month periods ended September 30, 2006 in the accompanying condensed consolidated statement of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

4. Acquisitions, continued

Unaudited Pro-Forma Financial Information

The following table presents the unaudited pro-forma combined results of operations of the Company with CBR, JLWA, Safir, Secure Source and Hyperion Risk added in for the periods preceding the acquisition of their respective net assets. The respective acquisition dates are August 14, 2005 for CBR, March 10, 2006 for JLWA, May 12, 2006 for both Safir and Secure Source and August 10, 2006 for Hyperion Risk.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$21,291,541	$12,031,080	$59,271,308	$34,145,401

Net loss available to common stockholders	$(125,283)	$(981,562)	$(34,220,108)	$(3,834,726)

Pro-forma basic and diluted net loss per common share	$(0.01)	$(0.05)	$(1.76)	$(0.24)

Pro-forma weighted average common shares outstanding - basic and diluted	23,859,029	19,136,553	19,400,631	15,884,767

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the CBR, JLWA, Safir, Secure Source and Hyperion Risk acquisitions had been completed as of the beginning of 2006 or 2005, nor are they necessarily indicative of future consolidated results.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

5.  Intangible Assets

Intangible assets consist of amounts related to the acquisitions of CBR, JLWA, Safir, Secure Source and Hyperion Risk as well as an additional $40,000 for a client list purchased on February 28, 2006.  During the three and nine months ended September 30, 2006, the Company recorded a purchase price adjustment in connection with the acquisition of CBR and the favorable settlement of a contingent obligation, resulting in the reduction of goodwill in the amount of $85,000. At September 30, 2006, intangible assets are comprised of the following:

Trade names	$2,490,000
Developed technology	329,690
Non-compete agreements	1,440,222
Client relationships	5,380,000
9,639,912
Less: accumulated amortization	(1,349,974)
Intangible assets, net	$8,289,938

The estimated amortization of amortizable intangible assets for the five years ending September 30, 2011 is as follows:

For the Years Ending September 30,	Total	Trade Names	Developed Technology	Non-Compete Agreements	Client Relationships
2007	$2,395,400	$305,000	$128,409	$477,991	$1,484,000
2008	2,378,219	305,000	166,195	423,024	1,484,000
2009	1,434,888	305,000	-	215,971	913,918
2010	756,611	302,940	-	3,836	449,836
2011	483,959	254,874	-	-	229,085
Totals	$7,449,077	$1,472,814	$294,604	$1,120,822	$4,560,838

During the three and nine months ended September 30, 2006, the Company recorded amortization expense related to the acquired amortizable intangibles of $585,791, and $1,349,974, respectively.  During both the three and nine months ended September 30, 2005, the Company recorded amortization expense related to acquired intangibles of $58,589. For the three and nine month periods ended September 30, 2006, the Company recorded a charge to general and administration costs of approximately $116,000 for the impairment of a non-compete agreement.

The weighted average amortization period for amortizable intangibles is 4.6 years and has no residual value.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

6.  Property and Equipment

            At September 30, 2006, property and equipment is comprised of the following:

Computer and equipment	$528,834
Furniture and fixtures	261,021
Automobiles	162,029
Leasehold improvements	217,769
1,169,653
Less: accumulated depreciation and amortization	(487,640)
Property and equipment, net	$682,013

 Depreciation and amortization of property and equipment for the three and nine months ended September 30, 2006 was $66,560, and $144,053, respectively, and for the three and nine months ended September 30, 2005 was $20,343 and $41,509, respectively.

7.	Accrued Compensation and Related Benefits

   At September 30, 2006, accrued compensation and related benefits is comprised of the following:

Accrued bonuses	$1,425,038
Accrued payroll and commissions	731,812
Accrued employee benefits	414,165

Total accrued compensation and related benefits	$2,571,015

8.  Line of Credit

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

Effective on October 12, 2006, this line of credit was amended to increase the facility amount to $5,000,000 (See Note 15). There was no balance outstanding under the line of credit at September 30, 2006.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

9.  Notes Payable

On March 10, 2006, the Company closed the private placement of an aggregate of $12,500,000 in principal amount of 8% promissory notes due on June 30, 2006.  Pursuant to the notes, as amended upon the consummation of a qualified follow-on financing, holders were required to exchange these promissory notes through the issuance of shares of the Company’s common stock equal to 115% of the principal amount of the notes being exchanged, plus accrued and unpaid principal, subject to the terms of the agreement.  Under the promissory note agreements, the Company may extend the maturity for two successive 30 day periods. In connection with raising these funds, the Company incurred a total fee of approximately $416,000 to Burnham Hill Partners (“BHP”) (See Note 11) and others, for which $306,000 was paid in cash and $110,000 of which Company issued additional 8% promissory notes. The holders of these promissory notes subordinated their interest to the Company’s obligations to the bank under the line of credit facility.

On May 12, 2006, the Company closed on an additional $2,000,000 in principal amount of their 8% promissory notes which were due on June 30, 2006, the initial closing of which took place on March 10, 2006.  The terms of these notes required the holder to make the election to exchange the notes for the Company’s capital stock, subject to the terms of the agreement. In connection herewith, the Company incurred an obligation to BHP for financing costs aggregating $140,000, of which $100,000 is payable in cash.  The remaining $40,000 was payable in additional promissory notes.

On June 28, 2006, the Company closed on an additional $30,550,000 in principal amount of their 8% promissory notes which were due on June 30, 2006, the initial closing of which took place on March 10, 2006.  The Company could convert these promissory notes at a 115% conversion premium into common stock of the Company. In connection herewith, the Company incurred an obligation to BHP for financing costs aggregating $2,138,500, of which $1,527,500 was paid in cash.  The remaining $611,000 was paid in additional promissory notes.

On June 29, 2006, the notes issued on March 10, 2006, May 12, 2006 and June 28, 2006, with an aggregate principal amount of $45,811,000 and aggregate accrued interest of $339,731, were exchanged for 53,073 units of the Company’s Convertible Preferred Stock - Series B (See Note 12 Convertible Preferred Stock - Series B).

In accordance with (“EITF”) 00-27, the notes issued on June 28, 2006 are considered to have a conversion premium feature as the premium is equal to 115% of the principal amount of the notes. The Company recorded a debt discount of $6,922,602 relating to the conversion premium. On June 29, 2006 these notes were exchanged for units of Convertible Preferred Stock Series B. The exchange of these notes caused the debt discount to be fully amortized.

The Company incurred deferred financing costs in conjunction with the notes payable issued on March 10, 2006, May 12, 2006 and June 28, 2006. Total cash fees associated with these note issuances were $1,933,500. In addition, $761,000 was paid in additional promissory notes. The aggregate of $2,694,500 of deferred financing costs were amortized through June 29, 2006, the date the notes were exchanged for units of Convertible Preferred Stock Series B (See Note 12). Of the total, $0 and $2,694,500 were amortized during the three and nine months ended September 30, 2006, respectively.

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

At September 30, 2006, the amount due to the former member of JLWA for the Earnout liability due under the Agreement was $4,075,272.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

11.  Commitments

Employment Agreements

Concurrently with our acquisition of JLWA, in March 2006, GlobalOptions entered into a four year employment agreement with James Lee Witt. Pursuant to the agreement, Mr. Witt became the Chief Executive Officer of the GlobalOptions/James Lee Witt Division and agreed to perform such other duties and responsibilities as the Board of Directors may assign, and has agreed to devote his full time to GlobalOptions at a salary of $300,000 per year and a discretionary annual bonus. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause, it is required to pay Mr. Witt his base salary and certain benefits for twelve months following termination. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

11.  Commitments, continued

Employment Agreements, continued

In May 2006, concurrently with the Company’s acquisition of Secure Source, GlobalOptions entered into a three year employment agreement with David W. Nicastro, the former President and CEO of Secure Source. Pursuant to the agreement, Mr. Nicastro became the senior Executive Officer of the division known as Global Options/Secure Source and agreed to perform such other duties and responsibilities as the Board of Directors may assign, and has agreed to devote his full time to GlobalOptions at a salary of $180,000 per year and a discretionary annual bonus up to $50,000. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause, it is required to pay Mr. Nicastro his base salary and certain benefits for two months following termination. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

In August 2006, concurrently with the Company’s acquisition of Hyperion Risk, the Company entered into a three year employment agreement with Franklin B. Pinder III, the former President and CEO of Hyperion Risk. Pursuant to the agreement, Mr. Pinder became the Southeast Regional Vice President of GlobalOptions and agreed to perform such other duties and responsibilities as the Board of Directors may assign and has agreed to devote his full time to GlobalOptions at a salary of $170,000 per year and a discretionary annual bonus up to $60,000. The employment agreement may be terminated for cause by GlobalOptions, upon death or disability of the executive, or upon 30-day’s notice by either party. In the event GlobalOptions terminates the employment agreement without cause, it is required to pay Mr. Pinder his base salary and certain benefits for a period equal to 50% of the remaining amount due under the term of the employment agreement. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions. In addition, Mr. Pinder is eligible for a separate special bonus for the years 2006, 2007 and 2008, during which the Company will pay Mr. Pinder 10% of the amount of certain revenue increases achieved over a defined revenue base, as defined in the agreement. The amount which Pinder may earn under this agreement over the full term is capped at $1,200,000 and is payable annually, fifty percent in cash and fifty percent in the common stock of the Company. At September 30, 2006, in connection with this obligation, the Company has recorded $36,000 as accrued compensation and benefits.  The maximum amounts payable under the special bonus are outlined below:

Term	Revenue Base	Revenue Increase Over Base Eligible for Bonus
Year 1	$5,800,000	$1,000,000
Year 2	$6,800,000	$4,000,000
Year 3	$12,800,000	$7,000,000

Consulting Agreements

On March 9, 2006, the Company entered into an agreement with BHP , a division of Pali Capital, Inc. to act as its placement agent in connection the private placement of certain promissory notes payable (See Note 9).   In connection with this agreement, the Company has agreed to pay BHP a fee of 7% of certain of the gross proceeds received in connection with the issuance of the promissory notes payable.

In addition, on March 14, 2006, the Company entered into a financial advisory agreement with BHP, with a term of nine months.   Under this agreement, BHP has agreed to advise the Company in regard to potential strategic transactions.   Under this agreement, the Company has agreed to issue to BHP a common stock warrant to purchase 250,000 shares, exercisable at $2.50 per share to compensate BHP.  These warrants shall have a term of five years, a cashless exercise provision and standard weighted average anti-dilution protection and piggyback registration rights.  The value of these warrants was approximately $388,000 utilizing the Black Scholes option pricing model with the following assumptions: 0% dividend yield, 87% expected volatility, 4.77% risk-free rate and a five year expected life.  Stock based compensation expense of $130,000 and $283,000 respectively has been recognized related to these warrants for the three and nine months ended September 30, 2006. For a period of twelve months from the date of this agreement, should the Company request the assistance of BHP, then in connection with certain transactions, the Company will pay to BHP a fee of 3% of the aggregate transaction value.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

11.	Commitments, continued

Consulting Agreements

Through September 30, 2006, BHP was paid aggregate consideration of $2,694,500 in connection with certain private placements of debt securities (See Note 9), including $416,000 ($306,000 of cash and $110,000 of notes), $140,000 ($100,000 of cash and $40,000 of notes) and $2,138,500 ($1,527,500 of cash and $611,000 of notes).

Operating Leases

   In connection with the purchases of JLWA, Safir, Secure Source, and Hyperion Risk, GlobalOptions assumed the obligations for various office leases. Such lease obligations expire at various dates through June 2015.

 Future minimum lease payments under these leases are as follows:

For the Year Ending September 30,
2007	$1,243,406
2008	1,094,673
2009	983,982
2010	953,648
2011	636,586
Thereafter	1,204,742
Total	$6,117,037

 12.  Stockholders’ Equity

Common Stock and Stock Options

On March 10, 2006, in connection with the Company’s purchase of JLWA, the Company issued 819,672 shares of common stock, valued at $2,000,000 (See Note 4) and granted 222,222 options for the purchase of common stock at an exercise price of $2.25 per share to various former employees of JLWA.  The options have a five year term, vest ratably upon the first, second and third anniversary of the date of grant and have a value of approximately $351,000 utilizing the Black Scholes option pricing model (also See Note 3).   Of the total option value, $29,465 and $65,806 were amortized during the three and nine months ended September 30, 2006, respectively.

On April 27, 2006, GlobalOptions Group granted, in the aggregate, options for the purchase of 123,000 shares of GlobalOptions Group common stock at an exercise price of $2.20 per share, consisting of options for the purchase of 17,000 shares granted to certain employees of GlobalOptions and options for the purchase of 106,000 shares granted to certain members of the Company’s advisory boards in exchange for services. The options granted to employees have a five year term and vest ratably upon the first, second and third anniversary of the date of grant. The options granted to the members of the advisory boards have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant. In the aggregate, these options have a value of approximately $213,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of $4.95%. Of the total option value, $51,000 and $102,000 respectively was amortized during the three and nine months ended September 30, 2006, respectively.

During April 2006 and June 2006, the Company issued 58,539 shares of common stock valued at $117,078 to consultants who have provided prior services to the Company.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

 12.  Stockholders’ Equity, continued

Common Stock and Stock Options, continued

On May 12, 2006, GlobalOptions Group granted, in the aggregate, options for the purchase of 485,075 and 373,134 shares of GlobalOptions Group common stock at an exercise price of $2.01 per share, from the 2005 Plan, to employees and officers of Safir and Secure Source, respectively.  These options have a five year term and for Safir, vest ratably upon the first, second, third and fourth anniversaries of the date of grant and for Secure Source, vest ratably upon the first, second and third anniversaries of the date of grant.  In the aggregate, these options have a value of approximately $1,224,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0% and a risk-free interest rate of 5.08%. Of the total option value, $89,000 and $133,000 respectively was amortized during the three and nine months ended September 30, 2006, respectively. In addition, on May 12, 2006, GlobalOptions Group issued 3,000,000 and 210,970 shares of GlobalOptions Group common stock to the sellers of Safir and Secure Source, which were valued at $6,000,000 and $500,000, respectively (See Note 4).

On June 10, 2006, the Company issued 87,061 shares of common stock, valued at $175,000, to a service provider in connection with the conversion acquisition of Safir.

On June 12, 2006, GlobalOptions Group granted, in the aggregate, from the 2006 Plan, options for the purchase of 1,840,000 shares of GlobalOptions Group common stock at an exercise price of $2.20 per share, consisting of options for the purchase of an aggregate of 1,000,000 shares granted to the Company’s Chief Executive Officer and 500,000 shares to Company’s Chief Financial Officer, who is a consultant to the Company and 340,000 shares to members of the Company’s board of directors.  The options granted to the Company’s officers have a five year term and vest ratably upon the first, second and third anniversary of the date of grant.   The options granted to the members of the board of directors have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant. In the aggregate, these options originally had a value of approximately $2,868,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0% and a risk-free interest rate of 4.95%. Of the total option value, approximately $327,000 and $383,000 was amortized during the three and nine months ended September 30, 2006, respectively.

During the three and nine months ended September 30, 2006, the Company issued 525,000 and 647,500 shares of common stock in connection with the conversion of 1,050 and 1,295 shares of Series A convertible preferred stock.

On August 9, 2006, in connection with the Company’s approval of its 2006 Stock Option Plan, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register 15,000,000 shares of common stock for issuance in its stock option plan.

On August 10, 2006, GlobalOptions Group granted, in the aggregate, options for the purchase of  243,903 shares of GlobalOptions Group common stock at an exercise price of $2.01 per share, from the 2006 Plan, to employees and officers of Hyperion Risk.  These options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant.  In the aggregate, these options have a value of approximately $332,000 utilizing the Black-Scholes option pricing model  with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0% and a risk-free interest rate of 4.86%. Of the total option value, $10,000 was amortized during both the three and nine months ended September 30, 2006, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

 12.  Stockholders’ Equity, continued

Common Stock and Stock Options, continued

During the three and nine months ending September 30, 2006, the values of stock options granted to consultants was re-valued on a mark to market basis and accordingly, for the three and nine months ended September 30, 2006, the Company recorded a benefit of approximately $469,000 and $394,000, respectively to general and administrative expense.

Convertible Preferred Stock - Series B

On June 29, 2006, the Company authorized the designation of a total of 60,000 shares as Series B convertible preferred stock.

On June 29, 2006, in a private placement notes in the amount of $45,811,000 and accrued interest of $339,731 were exchanged for 53,073 units, valued at $1,000 per unit for a total value of approximately $53,073,000.  Each unit consisted of one share of Convertible Preferred Stock Series B and a detachable, transferable series B-1 warrant to purchase 175 shares of common stock at $2.15 per share and a detachable, transferable warrant series B-2 to purchase 175 shares at $2.85 per share.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

12.  Stockholders’ Equity, continued

Registration Rights

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. On June 29, 2006, the Company completed a private placement of convertible notes and entered into registration rights and warrant agreement in connection with and following the private placement. The Company views its registration rights agreement as a free standing financial instrument that includes liquidated damages which could be deemed substantial. Accordingly the Company views that the interpretive guidance in EITF Issue No. 05-4, view C, provides the best fit for its circumstances and would require a company, in certain circumstances to record a derivative liability. However due to various factors including the good filing history of the Company, the lower likelihood of a penalty for liquidated damages relating to the requirement by the Company to file the registration statement related to the warrants, to have the registration statement declared effective and remain effective, the exposure to this registration rights damages was deemed to be de minimus and therefore no liability was recorded in the condensed consolidated financial statements.

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

Series B Convertible Preferred Stock - Beneficial Conversion Feature and Deemed Dividend

At June 29, 2006, the date of issuance, the fixed conversion price of the Series B convertible preferred stock of $2.00 represented a discount to the market value of the Company’s common stock, which was at a quoted market price of $2.20 per share. In accordance with EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” and EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios”, the Company determined the relative fair value of the warrants and the convertible preferred stock and allocated the proceeds received on a relative fair value basis. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 87%, risk-free interest rate of 5.21% and an expected term of two and a half years. Based upon this calculation, the effective conversion price of the Series B convertible preferred stock was determined to be $1.28 per common share, resulting in a beneficial conversion feature for a deemed dividend of $24,413,362 for the nine months ended.

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
(Unaudited)

12.  Stockholders’ Equity, continued

Warrants (Series B-1 and Series B-2), continued

The Series B-1 and Series B-2 warrants share the following features:

In the event of issuance of any shares of the Company’s common stock or common stock equivalents in a private placement, secondary offering or shelf offering for cash consideration at a price less than the current warrant exercise price then in effect, the warrant exercise price will be reduced based on weighted average anti-dilution protections subject to customary carve outs. Additionally, the warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock dividends, stock splits, and other similar events.

The holders of any type of warrant will not possess any voting or other rights as a stockholder of the Company unless and until the holder exercises the warrant.

Transfer, Exchange and Exercise

The warrants may be exercised upon surrender of the certificate therefore on or prior to the expiration date (as explained below) at the Company’s offices with the form of “Election to Purchase” section of the warrant filled out and executed as indicated, accompanied by payment (in the form of certified or cashier’s check payable to the order of GlobalOptions Group, Inc.) of the full exercise price for the number of warrants being exercised.

Registration Statements

On August 9, 2006, the Company filed a Form SB-2 to register 43,359,500 shares in connection with Series B convertible preferred stock and warrants issued on June 29, 2006. On September 19, 2006, the company filed Amendment No. 1 to this Form SB-2, and at the present time is awaiting a response from the Securities and Exchange Commission.

On August 9, 2006, the Company filed a supplement on Form 424 (b)(3) to its registration statement on Form SB-2 dated May 8, 2006.

13. Major Clients

The Company’s top three clients represented 49%, 11%, and 1%; and 16%, 9%, and 7%, respectively, of revenues for the nine months ended September 30, 2006 and 2005, respectively. The Company’s top three clients represented 52%, 9%, and 3%; and 9%, 11%, and 4%, of revenues for the three months ended September 30, 2006 and 2005, respectively

The Company has foreign clients representing 1% and 19% of revenues for the nine months ended September 30, 2006 and 2005 respectively. Revenue from foreign clients was negligible for the three months ended September 30, 2006, and represented 15% of total revenues for the three months ended September 30, 2005.  These foreign clients operate primarily in Russia and the Caribbean.  For each of these foreign clients, the Company is paid in U.S. dollars.

During the nine months ended September 30, 2006, a client that represented approximately 19% of revenues for the year ended December 31, 2005 has elected not to renew its relationship with the Company.

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

Total revenues by segment include revenues to unaffiliated clients. The Company evaluates performance based on income (loss) from operations.  Operating income (loss) is gross profit less operating expenses.

The following tables summarize financial information about the Company’s business segments for the three and nine months ended September 30, 2006 and 2005 (in thousands):

For the Three Months Ended September 30, 2006

	Investigations/ Litigation Support	Crisis Management	Security	Corporate	Consolidated

Revenues	$8,342	$12,608	$67	$-	$21,017
Income (Loss) from Operations	$(2,548)	$2,548	$(189)	$-	$(189)
Depreciation and Amortization	$-	$-	$-	$653	$653
Interest Expense	$-	$-	$-	$21	$18

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

14.  Client and Segment Data, continued

For the Three Months Ended September 30, 2005

	Investigations/ Litigation Support	Crisis Management	Security	Corporate	Consolidated

Revenues	$1,916	$267	$327	$-	$2,510
Loss from Operations	$(646)	$(326)	$(273)	$-	$(1,244)
Depreciation and Amortization	$-	$-	$-	$79	$79
Interest Expense	$-	$-	$-	$18	$18

For the Nine Months Ended September 30, 2006

	Investigations/ Litigation Support	Crisis Management	Security	Corporate	Consolidated
Revenues	$16,607	$27,571	$434	$-	$44,612
Income (Loss) from Operations	$(6,011)	$5,941	$(1,059)	$-	$(1,129)
Depreciation and Amortization	$-	$-	$-	$1,357	$1,357
Interest Expense	$-	$-	$-	$628	$628

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

14.  Client and Segment Data, continued

For the Nine Months Ended September 30, 2005

	Investigations/ Litigation Support	Crisis Management	Security	Corporate	Consolidated
Revenues	$3,383	$763	$616	$-	$4,762
Loss from Operations	$(1,536)	$(824)	$(353)-	$-	$(2,713)
Depreciation and Amortization	$-	$-	$-	$100	$100
Interest Expense	$-	$-	$-	$81	$81

15. Subsequent Events
Line of Credit

Effective on October 12, 2006, the line of credit facility with a financial institution was amended to increase the facility amount to $5,000,000. Under the terms of the agreement, the Company granted the financial institution a security interest in, and pledged and assigned substantially all of the Company’s current and future acquired personal property and its intellectual property and reaffirmed its guarantee of this obligation as originally made on March 8, 2006.

Reincorporation and Increase in Authorized Shares of Common Stock

On October 17, 2006 the Board of Directors has declared that the Company shall be reincorporated in the state of Delaware, or, in the case of rejection of the reincorporation, an increase in authorized capital stock, subject to stockholder approval. In connection with the reincorporation, the Board of Directors, approved, subject to stockholder approval, an increase in authorized capital stock, a new certificate of incorporation, a new certificate of designation of the Series A and Series B preferred stock, and new by-laws.

Reverse Stock Split

On October 17, 2006, the Board of Directors approved, subject to Stockholder approval and the discretion of the Board of Directors, a reverse stock split at a ratio of 1-for-5, 1-for-6, 1-for-7, 1-for-8, 1-for-9 or 1-for-10, to be completed prior to December 31, 2007.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

15. Subsequent Events, continued

Long-Term Incentive Plan

On October 17, 2006 the Board of Directors adopted the 2006 Long-Term Incentive Plan (the “Incentive Plan”), subject to stockholder approval, and that the shares that may be issued under such plan shall not exceed an aggregate of 12,000,000 shares of common stock and that the Board of Directors have delegated to the compensation committee of the Board of Directors (the “Compensation Committee”) the authority, subject to stockholder approval of the Incentive Plan, to administer the Incentive Plan. Further, the Board of Directors has approved that the remaining shares reserved, but unissued with respect to any awards under the Company’s 2006 Stock Option Plan and 2005 Stock Option Plan are hereby unreserved and no new awards shall be issued pursuant to the Company’s 2006 Stock Option Plan or 2005 Stock Option Plan.

2006 Employee Stock Purchase Plan

On October 17, 2006 the Board of Directors adopt the 2006 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), subject to stockholder approval, and that the shares that may be issued under such plan shall not exceed an aggregate of 2,000,000 shares of common stock and that the Board of Directors have delegated to the Compensation Committee the authority, subject to stockholder approval of the Employee Stock Purchase Plan, to administer the Employee Stock Plan.

Special Meeting of Stockholders

The Board of Directors have determined that there will be a special meeting of stockholders scheduled for December 5, 2006, at which time the stockholders will be called to consider and vote upon the approval of the reincorporation, an amendment to the Articles of Incorporation to increase the authorized capital of the Company, the Reverse Stock Split, the Incentive Plan, and the Employee Stock Purchase Plan.

Conversion of Series A Convertible Preferred Stock

During October, 2006, the Company issued 37,500 shares of common stock in connection with the conversion of 75 shares of Series A convertible preferred stock.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

15. Subsequent Events, continued

Investor Rights Agreement

On October 23, 2006, the Company and holders of a majority in interest of the Company's Series B convertible preferred stock amended the Company's Investor Rights Agreement dated as of June 28, 2006 to amend and restate the definition of "Effectiveness Date" in the Investor Rights Agreement to read as follows: "Effectiveness Date” means the date that is one hundred and twenty (120) days following the closing date, provided that such date shall be tolled (i) for the duration of any blackout period, (ii) for periods of regulatory review exceeding customary periods, and (iii) for periods of regulatory review the resolution of which is outside the full control, power or authority of the Company or its agents, provided the Company has met comment response deadlines applicable to it (to the extent within its or its agents' full control, power or authority) and is using its reasonable best efforts to cause the registration statement to be declared effective under the Securities Act.

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

The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements: changes in the demand for, or in the mix of, our services; project delays or cancellations; cost overruns with regard to fixed price projects; competitive pricing and other competitive pressures; changes in United States and foreign governmental regulation and licensing requirements; general economic conditions; political instability in foreign countries in which we operate; our ability to integrate and manage successfully any business we acquire; and other factors that are set forth in our Form 10-KSB for the year ended December 31, 2005, filed on April 17, 2006.

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

On June 24, 2005, we completed a reverse merger transaction, in which GlobalOptions Acquisition Corp., a Delaware corporation and our newly-created, wholly-owned subsidiary (“GlobalOptions Acquisition”), merged with and into our operating company, GlobalOptions, Inc., a Delaware corporation (“GlobalOptions”). At the time of the reverse merger, our corporate name was Creative Solutions with Art, Inc. (“Creative Solutions”). Following the reverse merger we changed our name to GlobalOptions Group, Inc. (“GlobalOptions Group”) and our trading symbol to “GLOI.OB.” As a result of the reverse merger, GlobalOptions became our wholly-owned operating subsidiary, with GlobalOptions’ former security holders acquiring a majority of the outstanding shares of our common stock, par value $.001 per share. The reverse merger was consummated under Delaware law and pursuant to an Agreement and Plan of Merger, dated June 24, 2005. Concurrent with the closing of the reverse merger, and on September 22, 2005, we also completed a private offering to accredited investors of units consisting of one share of our series A convertible preferred stock and detachable, transferable warrants to purchase 125 shares of our common stock, and received proceeds of $7,219,200 at the closing of the private placement, net of offering costs of $530,800.

On March 10, 2006 we issued notes payable of $12,500,000 and received net proceeds of $12,194,060. On May 12, 2006, we issued notes payable of $2,000,000 and received net proceeds of $1,900,000. On June 28, 2006 we issued notes payable of $30,550,000 and received net proceeds of $29,022,500.

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

The following discussion and financial information is presented to aid in understanding our financial position and results of operations for the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005.

 Overview

We experienced increases in revenues of approximately $18,507,000 (737%) and $39,850,000 (837%), reported an operating loss of approximately $189,000 and $1,129,000 and a net loss of $16,000 and $11,764,000 for the three and nine months ended September 30, 2006, respectively when compared to the same periods in 2005. We had revenue of $21,017,000 for the three months ended September 30, 2006, as compared to revenue of $2,510,000 for the three months ended September 30, 2005 and had revenue of $44,612,000 for the nine months ended September 30, 2006, as compared to revenue of $4,762,000 for the nine months ended September 30, 2005.  The increase in revenues for the nine month period is primarily attributable to the acquisitions of CBR, JLWA, Safir, Secure Source and Hyperion Risk which provided revenues of $8,313,000, $27,392,000, $4,094,000, $893,703 and $1,126,000, respectively.

Although we do have some long-term relationships with our clients, our ability to generate revenue is generally dependent upon obtaining many new projects each year, most of which are relatively short-term. Accordingly, period-to-period comparisons within a given year or between years will need to take this normal fluctuation into consideration.

Our gross profit for the three months ended September 30, 2006 was 49% as compared to 41% for the three months ended September 30, 2005. The increase in the three month period ended September 30, 2006 was primarily due to changes in the mix of the types of client engagements, in connection with the recent acquisitions of CBR, JLWA, Safir, Secure Source and Hyperion Risk.

Our gross profit for the nine months ended September 30, 2006 was 49% as compared to 46% for the nine months ended September 30, 2005. The slight increase in the nine months period ended September 30, 2006 was primarily due to changes in the mix of the types of client engagements, in connection with the recent acquisitions of CBR, JLWA, Safir, Secure Source and Hyperion Risk.

Net loss applicable to common stockholders for the three months ended September 30, 2006 and 2005 was $16,000 and $1,394,000 respectively, for an increase of $1,378,000 or approximately 989%. Net loss applicable to common stock holders for the nine months ended September 30, 2006 and 2005 was $36,177,000 and $3,758,000, respectively, for an increase of $32,419,000 or approximately 863%. The increased net loss was primarily attributable to the amortization of debt discounts of $0 and $7,523,000 and amortization of deferred financing costs of $0 and $2,695,000 related to our financing programs, as well as to the deemed dividend on Series A convertible preferred stock of $0 and $24,913,000, respectively, for the three and nine months ended September 30, 2006.

While the financial results for GlobalOptions Group shows a significant net loss applicable to common stockholders for the nine months ended September 30, 2006, we believe the Company represents a unique opportunity to build a profitable global leader in the highly fragmented risk mitigation industry. GlobalOptions Group is an established company that will serve as our nexus for a series of acquisitions that we believe will deliver capabilities, products and services designed to meet the ever increasing demand for the assessment and management of risk. We see no indication that the drivers of increased risk mitigation spending are likely to dissipate any time in the near future. Risk mitigation providers on both the product and services side are still fragmented and ripe for consolidation with no clear market leader or dominant brand. We believe there is an opportunity to provide comprehensive solutions which can drive increased revenues for a company that can build a comprehensive platform. We expect GlobalOptions Group to be that company.

Our strategic vision is to build the first truly integrated enterprise risk mitigation company by selectively acquiring the best companies in the industry with proven management teams and a strategic long-term vision. Platform acquisitions will be geographically diverse and offer solutions in different risk mitigation segments to gain scope and synergies. Targets will have a combination of existing clients, revenue, significant channel presence and/or a high margin core business. Within the last twelve months, we acquired the four companies, JLWA, Safir, Secure Source and Hyperion Risk, and have identified one more target acquisition candidate.

On August 14, 2005, GlobalOptions acquired CBR, a privately-held nationwide investigations firm based in Nashville, Tennessee. The aggregate purchase price paid for CBR’s assets and business was approximately $5,293,000 subject to certain adjustments through August 13, 2006 to the opening balance working capital, as such purchase price adjustments are defined in the agreement. The aggregate purchase price of approximately $5,293,000 consisted of cash in the amount of $4,363,000 (net of cash acquired of $26,000) and inclusive of a broker fee of $143,000, and a note payable to the seller of $904,000 due August 14, 2006. On August 16, 2006, $819,000 was paid to seller in connection with this obligation.

On March 10, 2006, GlobalOptions purchased substantially all of the assets and liabilities of JLWA, a privately held crisis and emergency consulting management firm based in Washington, D.C. The acquisition was made pursuant to a certain Asset Purchase Agreement (the “JLWA Agreement”) dated January 13, 2006, as amended, between GlobalOptions Group and JLWA. The aggregate purchase price paid for JLWA’s assets and business was approximately $8,404,000 after the purchase adjustment on June 9, 2006. The aggregate purchase price of approximately $8,404,000, consisted of a cash payment at closing of $3,600,000, a cash payment of $1,858,000 to pay off JLWA’s line of credit balance, the issuance of 819,672 shares of common stock of GlobalOptions Group valued at $2,000,000, or $2.44 per share, a 4.6% note payable to the seller of $400,000 due March 9, 2007, and a non-interest bearing working capital purchase price adjustment of approximately $546,000, paid on June 8, 2006. The purchase price is subject to a post-closing adjustment for working capital. In addition, the JLWA Agreement provides for the sellers to obtain up to an additional $15,400,000 upon the attainment of certain revenue goals subsequent to the closing of the transaction and the continued employment of James Lee Witt, the former president and chief executive officer of JLWA.

On May 12, 2006, GlobalOptions acquired substantially all of the business and assets of Safir Rosetti, LLC  (“Safir”), a Delaware limited liability company. Safir is a security consulting, investigative and intelligence firm headquartered in New York City with seven additional offices nationwide. The acquisition was made pursuant to a certain Asset Purchase Agreement dated January 27, 2006, as amended (the “Safir Agreement”), between GlobalOptions Group and Safir. The aggregate purchase price paid for Safir’s business and assets was approximately $15,316,000, and included $6,000,000 in 8% promissory notes issued by the Company and paid on June 29, 2006, $1,000,000 in 4% promissory notes of the Company due on May 12, 2007, $6,000,000 in common stock of the Company, consisting of 3,000,000 shares at $2.00 per share, payments to retire certain indebtedness of approximately $1,941,000 of Safir in anticipation of the closing, which included as follows: approximately $553,000 on April 3, 2006 and $1,388,000 on April 28, 2006 and a finders fee of $375,000 paid to QuanStar Group, LLC, a related party. During the quarter ended September 30, 2006, the Company paid $605,519 in principal on the 4% promissory notes due on May 12, 2007.

On May 12, 2006, GlobalOptions acquired substantially all of the business and certain assets of Secure Source, Inc. (“Secure Source”), a Delaware Corporation. Secure Source is an international risk consulting firm with offices in Washington D.C. and Dallas, Texas. The acquisition was made pursuant to a certain Asset Purchase Agreement dated May 12, 2006, (the “Secure Source Agreement”), between the Company, Secure Source, Marian E. Nicastro and David W. Nicastro. The aggregate purchase price paid for Secure Source’s business and assets of $3,250,000 consists of $1,500,000 in 3% promissory notes paid on June 29, 2006 and $750,000 in 5% promissory notes due May 12, 2009, and $500,000 in 5% promissory notes due May 12, 2007 and $500,000 in common stock of GlobalOptions Group, consisting of 248,756 shares valued at $2.01 per share.

On August 10, 2006, the Company acquired substantially all of the business and assets of Hyperion Risk, Inc. (“Hyperion Risk”), a Florida corporation.   Hyperion Risk an investigative and intelligence firm.   The acquisition was made pursuant to a certain Asset Purchase Agreement (the “Hyperion Agreement”) between the Company and Hyperion Risk, dated August 10, 2006. The aggregate purchase price paid for Hyperion’s business and assets was $3,782,000, which consisted of cash in the amount of $2,022,000, and $1,500,000 consisting of 672,645 shares of the Company’s common stock valued at $2.23 per share, and the Company’s cash payments to pay off Hyperion Risk’s credit line balance of approximately $260,000.

Because of the personal and sensitive nature of risk mitigation and investigative engagements, the ability to provide services and retain clients is driven largely by reputation and personal relationships. Under the leadership of Harvey W. Schiller, Ph.D., executive Chairman of the Board of Directors and Chief Executive Officer of GlobalOptions Group, Thomas P. Ondeck, President of GlobalOptions, Halsey R. Fischer, President of Investigations of GlobalOptions, and James Lee Witt, Chief Executive Officer of the GlobalOptions/James Lee Witt Division. Howard Safir, Senior Chief Executive Officer of GlobalOptions/Safir Rosetti Division, Joseph R. Rosetti, President of GlobalOptions/Safir Rosetti Division and David Nicastro, Chief Executive Officer of GlobalOptions/Secure Source Division and Franklin B. Pinder, III, President of GlobalOptions/Hyperion Division. GlobalOptions Group provides not only vision, management and leadership, but strong relationships with leaders in both corporate and government markets. GlobalOptions Group has the relationships to bring in high-margin, well-known clients, while our operational experience allows for execution of these sensitive and critical engagements. Once these projects are completed, there are a variety of annuity-based, long-term products and services that can be combined into a comprehensive suite of solutions to evolve the business into a more profitable and recurring revenue product-based business.

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

Stock Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (“EITF 96-18”) which require a that such equity instruments are recorded at their fair value on the measurement  date, which is typically the date the services are performed.  Stock based compensation for non-employees is accounted for under EITF 96-18 and is reflected within general and administrative expenses.

The Company accounts for stock-based compensation in accordance with the provisions of SFAS 123R.

The Company recognizes compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The fair value of the stock based instruments was estimated on the date of grant using the Black-Scholes option pricing model.

GlobalOptions Group’s Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues

We had overall revenues of approximately $21,017,000 for the three months ended September 30, 2006 as compared to revenues of approximately $2,510,000 for the three months ended September 30, 2005, for an increase of $18,507,000 or approximately 737%.  Substantially all of the revenues reported in the three months ended September 30, 2006, were from domestic clients The increase in revenue for the three months ended September 30, 2006 was primarily attributable to the acquisitions of CBR, JLWA, Safir, Secure Source and Hyperion Risk.

Investigations/Litigation Support Segment Revenues

In the investigations/litigation support segment, we had revenues of $8,343,000 for the three months ended September 30, 2006, as compared to revenues of $1,916,000 for the three months ended September 30, 2005, for an increase of $6,427,000 or approximately 335%. All of the investigations/litigation support revenues reported in the three months ended September 30, 2006 were domestic. The increase in investigations/litigation support segment revenues for the three months ended September 30, 2006 was primarily attributable to the expansion of our client base through the acquisitions of CBR, Safir, Secure Source and Hyperion Risk for which all revenues are included in this segment.

Crisis Management Segment Revenues

In the crisis management segment, we had revenues of $12,608,000 for the three months ended September 30, 2006 as compared to revenues of $267,000 for the three months ended September 30, 2005, for an increase of $12,341,000 or approximately 4,622%. All of the crisis management revenue during the three months ended September 30, 2006 is primarily attributable to revenues from the JLWA operations, which were acquired on March 10, 2006.

Security Segment Revenues

In the security segment, we had revenues of $67,000 for the three months ended September 30, 2006 as compared to revenues of $327,000 for the three months ended September 30, 2005, for a decrease of $260,000 or approximately 80%. Of the security segment revenues reported in the three months ended September 30, 2006, all were domestic.

Cost of Revenues and Gross Profit

Our consolidated cost of revenues increased $9,254,000 or approximately 624% from $1,484,000 in the three months ended September 30, 2005 to $10,738,000 in the three months ended September 30, 2006, which was primarily due to the increases in the crisis management and investigations segments revenues. The increase in these segments is attributable to the additional volume from the CBR, JLWA, Safir, Secure Source and Hyperion Risk acquisitions.

Operating Expenses

We experienced a 1,000% increase in selling and marketing expenses for the three months ended September 30, 2006, when compared to the same period in 2005. Selling and marketing expenses for the three months ended September 30, 2006 were $2,585,000, compared to $233,000 for the three months ended September 30, 2005, for an increase $2,352,000. This increase is primarily attributable to the accrued earnout obligation of approximately $1,833,000 related to the JLWA acquisition.

We experienced a 361% increase in overall operating expenses for the three months ended September 30, 2006, when compared to the same period in 2005. General and administrative expenses for the three months ended September 30, 2006 were $7,883,000, compared to $2,037,000 for the three months ended September 30, 2005. Of this increase, approximately $2,242,000 is attributable to CBR (which we have combined with Secure Source and Hyperion Risk), $1,591,000 to Witt and $4,050,000 related to legal, accounting and other professional fees incurred in order to fulfill our responsibilities as a public company and costs incurred for due diligence related to fulfillment of our growth plan.

 Investigations/Litigation Support Segment Results

Our investigations segment had operating losses of $2,548,000 for the three months ended September 30, 2006 as compared to operating losses of $645,000 for the three months ended September 30, 2005, for an increase in our loss of $1,903,000 or approximately 294%. Reflected in this segment are all results of CBR, Safir, Secure Source and Hyperion Risk. The overall general and administrative expenses, of which approximately 75% are allocated to the investigations division, have increased by 284% as compared to the three months ended September 30, 2005. This is attributable in part to the increased infrastructure associated with the Company’s acquisitions and in part to the increased corporate overhead costs of operating a public company.

Crisis Management Segment Results

Our crisis management segment had an operating profit of approximately $2,548,000 for the three months ended September 30, 2006 as compared to an operating loss of $326,000 for the three months ended September 30, 2005, for an increased operating profit of $2,874,000 or approximately 882%. The significant increase in operating profit for three months ended September 30, 2006 was due most significantly to the operations of JLWA.

Security Segment Results

Our security segment had an operating loss of $189,000 for the three months ended September 30, 2006 as compared to an operating loss of $273,000 for the three months ended September 30, 2005, for an decrease of $84,000 or approximately 31%. The decreased loss is attributable to a lower level of corporate overhead borne within this segment.

Interest Expense

Interest expense increased by $3,000 to $21,000 in the three months ended September 30, 2006 from $18,000 in the three months ended September 30, 2005. The slight increase in interest expense is attributable to additional debt incurred in connection with the acquisitions of JLWA, Safir, and Secure Source.

Income Taxes

Although we have federal and state net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a 100% valuation allowance because it is more likely than not that the deferred tax assets will not be realized as of September 30, 2006. Our ability to use our net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code.

Net Loss Applicable to Common Stockholders

Net losses applicable to common stockholders for the three months ended September 30, 2006 and 2005 were $16,000 and $1,394,000, respectively, an decrease of $1,378,000 or 989%. For the three month period ended September 30, 2006, we realized an overall gross profit of 49%, up from 41%. The gross profit amounts for the three months ended September 30, 2006 and 2005 were $10,279,000 and $1,026,000, an increase of $9,253,000 or 902%. This increased gross profit is offset by increases in operating expenses of $8,198,000 for the same period. The decreased net loss for the three month period ended September 30, 2006 was primarily attributable to the increase in revenue, attributable to acquired operations, and improved gross margin percentage offset by increased operating costs.

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of options, warrants, Series A and Series B convertible preferred stock were not included in the calculation of the diluted net losses per share because their inclusion would have been anti-dilutive. Basic and diluted net losses per share applicable to common stockholders was $0.00 for the three month period ended September 30, 2006 as compared to $0.10 in the corresponding 2005 period.

GlobalOptions Group’s Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues

We had overall revenues of approximately $44,612,000 for the nine months ended September 30, 2006 as compared to revenues of $4,762,000 for the nine months ended September 30, 2005, for an increase of $39,850,000, or approximately 836%. Of the revenues reported in the nine months ended September 30, 2006, approximately 99% was domestic and 1% related to international clients. The increase in revenue for the nine months ended September 30, 2006 was primarily attributable to the acquisitions of CBR, JLWA, Safir, Secure Source and Hyperion Risk.

Investigations/Litigation Support Segment Revenues

In the investigations/litigation support segment, we had revenues of $16,607,000 for the nine months ended September 30, 2006, as compared to revenues of $3,383,000 for the nine months ended September 30, 2005, for an increase of $13,224,000 or approximately 391%. All of the investigations/litigation support revenues reported in the nine months ended September 30, 2006 were domestic. The increase in investigations/litigation support segment revenues for the nine months ended September 30, 2006 was primarily attributable to the expansion of our client base through the acquisitions of CBR, Safir, Secure Source and Hyperion Risk.

Crisis Management Segment Revenues

In the crisis management segment, we had revenues of $27,570,000 for the nine months ended September 30, 2006 as compared to revenues of $763,000 for the nine months ended September 30, 2005, for an increase of $26,807,000 or approximately 3,513%. Approximately 99% of the crisis management revenue during the nine months ended September 30, 2006 is attributable to revenues from the JLWA operations, which were acquired on March 10, 2006.

Security Segment Revenues

In the security segment, we had revenues of $434,000 for the nine months ended September 30, 2006 as compared to revenues of $616,000 for the nine months ended September 30, 2005, for a decrease of $182,000 or approximately 30%. Of the security segment revenues reported in the nine months ended September 30, 2006, all were domestic. This increase was due to a significant client generating a large amount of revenues within the nine months ended September 30, 2006.

Cost of Revenues and Gross Profit

Our consolidated cost of revenues increased $20,289,000, or approximately 789% from $2,572,000 in the nine months ended September 30, 2005 to $22,861,000 in the nine months ended September 30, 2006, which was primarily due to the increases in the investigations and crisis management segments revenues. The increase in these segments is attributable to the additional volume from the JLWA, Safir, Secure Source and Hyperion Risk acquisitions. The gross profit percentage increased from 46% to 49% from the nine months ended as the product mix within the newly acquired operations has shifted slightly to lower margin client services.

Operating Expenses

We experienced a 1,124% increase in selling and marketing expenses for the nine months ended September 30, 2006, when compared to the same period in 2005. Selling and marketing expenses for the nine months ended September 30, 2006 were $6,353,000, compared to $519,000 for the nine months ended September 30, 2005, for an increase $5,834,000. This increase is primarily attributable to the accrued earnout obligation of $4,075,000 related to the JLWA acquisition.

We experienced a 367% increase in overall operating expenses for the nine months ended September 30, 2006, when compared to the same period in 2005. General and administrative expenses for the nine months ended September 30, 2006 were $16,527,000, compared to $4,384,000 for the nine months ended September 30, 2005. Of this increase of $8,944,000 is attributable to the increased overhead associated with the Company’s acquisitions, and $3,199,000 related to costs, such as legal, accounting and other professional fees incurred in order to fulfill our responsibilities as a public company and costs incurred for due diligence related to fulfillment of our growth plan.

Investigations/Litigation Support Segment

Our investigations segment had operating losses of $6,011,000 for the nine months ended September 30, 2006 as compared to operating losses of $1,536,000 for the nine months ended September 30, 2005, for an increase in our loss of $4,475,000 or approximately 291%. The overall general and administrative expenses, of which approximately 76% are allocated to the investigations division, have increased by 277% as compared to the nine months ended September 30, 2005. This is attributable in part to the increased infrastructure associated with our acquisitions and in part to the increased corporate overhead costs of operating a public company.

Crisis Management Segment Results

Our crisis management segment had operating profits of approximately $5,941,000 for the nine months ended September 30, 2006 as compared to operating losses of $824,000 for the nine months ended September 30, 2005, for an increase of $6,765,000 or approximately 814%. The increase in operating income for the nine months ended September 30, 2006 was in part due to the increased infrastructure associated with the acquisitions of JLWA, Safir and Secure Source and in offset part to the increased corporate overhead costs of operating a public company.

Security Segment Results

Our security segment had operating losses of $1,058,000 for the nine months ended September 30, 2006 as compared to operating losses of $353,000 for the nine months ended September 30, 2005, for an increase of $705,000. The increased loss is attributable to a higher level of corporate overhead borne within this segment.

Interest Expense

Interest expense increased by $546,000 to $628,000 in the nine months ended September 30, 2006 from $82,000 in the nine months ended September 30, 2005. The increase in interest expense is attributable to additional debt incurred in connection with the acquisitions of JLWA, Safir, and Secure Source

Amortization of Deferred Financing Costs and Debt Discounts

The Company incurred costs in conjunction with notes payable issued on March 10, 2006, May 12, 2006 and June 28, 2006. These costs were capitalized to deferred financing costs, and amortized over the term of the related debt. Additionally, in accordance with Emerging Issues Task force (“EITF”) 00-27, the notes issued on June 28, 2006 were considered to have a beneficial conversion premium feature. The Company recorded a debt discount of $6,922,602 related to this conversion premium. In addition, the Company recorded a debt discount of $600,000, as the value of the beneficial conversion feature related to the 8% promissory note issued in conjunction with the acquisition of Safir on May 12, 2006.

The aggregate $2,694,500 of deferred financing costs, as well as the aggregate $7,522,602 of deferred debt discounts were amortized through June 29, 2006, the date the notes were exchanged for Series B convertible preferred stock.

Income Taxes

Although we have federal and state net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a 100% valuation allowance because it is more likely than not that the deferred tax assets will not be realized as of September 30, 2006. Our ability to use our net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code.

Net Loss Applicable to Common Stockholders

Net losses applicable to common stockholders for the nine months ended September 30, 2006 and 2005 were $36,177,000 and $3,758,000, respectively, an increase of $32,419,000 or 8,628%. We realized an overall gross profit of 49%, up from 46% for the nine months ended September 30, 2005. The gross profit amounts for the nine months ended September 30, 2006 and 2005 were $21,751,000 and $2,190,000, an increase of $19,561,000 or 893%. This increased gross profit is offset by increases in operating expenses of $17,977,000 for the same period. The increased net loss for the nine month period ended September 30, 2006 was primarily attributable to the amortization of the debt discounts of $7,523,000 and amortization of the deferred financing costs of $2,695,000 related to our financing programs, as well as to the deemed dividend on the Series A convertible preferred stock of $24,413,000.

Basic net loss per share applicable to common stockholders is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of options, warrants, Series A and B convertible preferred stock were not included in the calculation of the diluted net losses per share because their inclusion would have been anti-dilutive. Basic and diluted net loss per share applicable to common stockholders was $2.11  for the nine month period ended September 30, 2006 as compared to $0.34 in the corresponding 2005 period.

Liquidity and Capital Resources

We had cash balances on hand of $22,327,000 as of September 30, 2006, which resulted primarily from proceeds from issuance of convertible notes which generated $45,050,000 during the nine months ended September 30, 2006. We incurred cash issuance costs of $1,933,500 in connection with the issuance of these notes. On June 29, 2006, these notes were exchanged for 53,073 units, at $1,000 per units of Series B convertible preferred stock. Approximately $9,979,000 of these funds were used to purchase or fund the repayment of debt issued to JLWA, Safir and Secure Source for the acquisitions.

We historically have met our operating cash needs by using borrowings under our line of credit arrangement and through our private placement of equity and debt securities. At September 30, 2006, we had working capital of approximately $28,691,000. We currently believe that cash on hand, cash flows from operations, available borrowings under our line of credit facility and our intention to retire debt through the issuance of equity, will be sufficient to meet our current funding requirements and obligations over the next twelve months.

Cash used in operating activities amounted to approximately $1,729,000 and $2,613,000 during the nine months ended September 30, 2006 and 2005, respectively. The 2006 decrease of $884,000 in cash used in operations was due, most significantly, to a $4,200,000 improvement in net loss after adding back non cash items, offset by an increase of $10, 596,000 in accounts receivable, and benefited by an increase of $1,180,000 in accounts payable, increase of $1,557,000 in accrued compensation and related benefits and an increase of $4,075,000 in due to former members of JLWA for earnout.

Cash used in investing activities of approximately $10,121,000 consisted primarily of approximately $9,979,000 related to our purchase of JLWA, Safir and Hyperion Risk.

Financing activities provided net funds of approximately $33,648,000 and $7,256,000 during the nine months ended September 30, 2006 and 2005, respectively. The increase was primarily a result of the net proceeds from the sale of the convertible notes of $45,050,000, net of repayments of notes aggregating $8,925,000 issued in connection with the acquisitions of CBR, Safir and Secure Source.

On March 10, 2006, GlobalOptions purchased substantially all of assets and liabilities of JLWA, a privately held crisis and emergency consulting management firm based in Washington, D.C. The acquisition was made pursuant to the JLWA Agreement. The aggregate purchase price paid for JLWA’s assets and business was $8,404,000 consisting of a cash payment at closing of $3,600,000, a cash payment of $1,857,000 to pay off JLWA’s line of credit balance, the issuance of 819,672 shares of common stock of GlobalOptions Group, valued at $2,000,000, or $2.44 per share, a 4.6% note payable to the seller of $400,000 due March 9, 2007, and a non-interest bearing working capital purchase price adjustment of $546,000 paid June 8, 2006. In addition, the Agreement provides for the sellers to obtain up to an additional $15,400,000 upon the attainment of certain revenue goals subsequent to the closing of the transaction.

On May 12, 2006, GlobalOptions acquired substantially all of the business and assets of Safir. Safir is a security consulting, investigative and intelligence firm headquartered in New York City with seven additional offices nationwide. The acquisition was made pursuant to the Safir Agreement. The aggregate purchase price paid for Safir’s business and assets was $15,316,000, and included $6,000,000 in 8% promissory notes issued by the Company and paid on June 29, 2006, $1,000,000 in 4% promissory notes of the Company, due on May 12, 2007, a finders fee of $375,000 paid to QuanStar Group, LLC, a related party, $6,000,000 in common stock of the Company, consisting of 3,000,000 shares valued at $2.00 per share, plus payments to retire certain indebtedness of $1,941,000 of Safir in anticipation of the closing, including $553,000 on April 3, 2006 and $1,387,000 on April 28, 2006.

On May 12, 2006, GlobalOptions acquired substantially all of the business and certain assets of Secure Source. Secure Source is an international risk consulting firm with offices in Washington D.C. and Dallas, Texas. The acquisition was made pursuant to the Secure Source Agreement. The aggregate purchase price paid for Secure Source’s business and assets of $3,250,000 consisted of $750,000 in 5% promissory notes due May 12, 2009, and $1,500,000 in 3% promissory notes paid on June 29, 2006 and $500,000 in 5% promissory notes due May 12, 2007, plus $500,000 in common stock of GlobalOptions Group, consisting of 210,970 shares valued at $2.37 per share.

On August 10, 2006, GlobalOptions acquired substantially all of the business and assets of Hyperion Risk.   Hyperion Risk an investigative and intelligence firm.   The acquisition was made pursuant to the Hyperion Risk Agreement. The aggregate purchase price paid for Hyperion’s business and assets was $3,782,000, which consisted of cash in the amount of $2,022,000, and $1,500,000 consisting of 672,645 shares of the Company’s common stock valued at $2.23 per share, and the Company’s cash payments to pay off Hyperion Risk’s credit line balance of approximately $260,000.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In the current quarter we have reclassified certain components of our stockholders’ equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders’ equity for such deferred compensation. This reclassification has no effect on net income or total stockholders’ equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

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

Remediation of Material Weaknesses and Significant Deficiencies

During the three months ended September 30, 2006, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, the hiring of additional qualified financial accounting personnel, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to continue to further strengthen our controls and procedures regarding the closing process.

Changes in Internal Control Over Financial Reporting

Other than expressly noted above in this Item 3, there were no significant changes in our internal controls over financial reporting that occurred during the current quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders. (subject to review by Olshan)

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

GLOBALOPTIONS GROUP, INC.

Dated: November 14, 2006	By:	/s/ Harvey W. Schiller
Harvey W. Schiller Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2006	By:	/s/ Jeffrey O. Nyweide
Jeffrey O. Nyweide Chief Financial Officer, Executive Vice President, Corporate Development
and Secretary (Principal Financial Officer and Principal Accounting Officer)