Form 10KSB
period 2006-12-31
GlobalOptions Group, Inc.
filed 2007-04-02
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
 (Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission file number: 333-136468

GLOBALOPTIONS GROUP, INC
(Name of Small Business Issuer in Its Charter)
Delaware	73-1703260
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

75 Rockefeller Plaza, 27th Floor New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (212) 445-6262

_______________________
 (Former name and former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act (Check one):
Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $61,924,000

Aggregate market value of the voting common stock held by non-affiliates based on the weighted average bid and asked price of such common stock on March 7, 2007: $24,009,410.

As of March 28, 2007, there were 2,984,514 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Form 10-KSB
December 31, 2006

PART I

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this Annual Report on Form 10-KSB may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

This Annual Report Form 10-KSB contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Description of Business," as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

Item 1. Description of Business

Company Overview

GlobalOptions Group, Inc. through its wholly-owned subsidiaries GlobalOptions, Inc. and The Bode Technology Group, Inc. (which was acquired on February 28, 2007) is a provider of high-end risk mitigation services to Fortune 500 corporations, governmental organizations and high-profile individuals throughout the world. Our risk mitigation services currently include risk management and security, investigations and litigation support, and crisis management and corporate governance. These engagements take our staff around the world and are typically highly sensitive engagements where we interact with senior leaders in both corporations and governments. Our overall mission is to identify, evaluate, assess and prevent issues that may threaten people, organizations or strategic initiatives for companies and governments around the globe.

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

Business Services by Segment

We are organized into three segments which are as follows:

Confidential Business Resources (“CBR”) - Investigations and Litigation Support

We believe that the difference between business success and failure is often information. Our investigative team includes highly educated and trained investigators who understand the complexities in uncovering factual circumstances surrounding sensitive investigations. Our specialists have extensive experience providing investigative and business intelligence services to law firms, corporations and individuals, both domestically and abroad.

Our investigators have access to extensive public and proprietary databases and are experienced in developing case facts through on-site interviews and domestic and offshore searches. Our investigators provide reports and intelligence for clients on everything from country risk, unfair trade practices, new markets, political trends, economic forecasts, profiles on competitors and satellite reconnaissance.

We have conducted investigations that impeach witnesses, disprove factual allegations and raise alternative theories of cause. We have investigated judicial corruption, jury tampering, questionable “expert witnesses,” conspiracies to defraud, industrial espionage, potential business investments, recovery of assets, defense against class action suits, trademark infringement, political opposition research and insurance fraud. Asbestos and product liability cases are our specialties and we work with a wide range of clients, especially in the automotive and related industries.

During the year ended December 31, 2006, we completed 14,487 investigations and litigation support projects with an average revenue of $1,142 which totaled $16.5 million, accounting for approximately 27% of our revenues. In 2005, we completed 2,612 investigations and litigation support projects with an average of approximately $2,700 and totaling $6.9 million, accounting for approximately 77% of our revenues. Investigation projects are typically of a duration of less than one week and involve assisting corporations with managing claims risk and supporting corporations and law firms with investigations and litigation support.

James Lee Witt Associates (“JLWA”) - Crisis Management and Corporate Governance

We assist governments, corporations and individuals in the development and implementation of crisis management and emergency response plans. Our staff is attuned to regional, national and international political issues and has government and media contacts worldwide. We believe that while public relations firms provide media expertise, they generally do not offer other critical skills, such as our ability to put management, security and communication resources on the ground in an expedited manner.

We have implemented comprehensive security measures nationally at a major corporation targeted by animal rights activists, set up a 24/7 emergency hotline for employees of a large retail organization, conducted searches and rescue missions for kidnapped persons, and collected critical intelligence about foreign bribery efforts that threatened billions of dollars in United States sales.

We work with clients to establish command procedures, train employees, coordinate rescue efforts and keep operations running. Whether dealing with a labor strike, security breach, natural disaster, cyber attack, kidnapping, family crisis, arrest, stolen intellectual property, or school or workplace violence issue, we believe we have the resources that can provide expert assistance.

During the year ended December 31, 2006, we completed 53 crisis management and corporate governance projects with an average revenue of $709,000 which totaled $37.6 million, accounting for approximately 61% of our revenues. In 2005, we completed 5 crisis management and corporate governance projects with an average size of more than $250,000 which totaled $1.3 million, accounting for approximately 14% of our revenues.

SafirRosetti (“Safir”) - Risk Management and Security

We help clients solve problems that fall outside the scope of mainstream management resources by providing highly specialized and customized security services. We provide security assessments, executive protection, anti-terrorism training, threat analyses, fraud prevention techniques, special event security, protection from stalkers, private travel management and the design, implementation and management of total security systems.

We have performed risk assessments of corporate headquarters, chemical weapon stockpiles, nuclear installations and reactors, factories, yachts, private aircraft, homes, transportation systems, government facilities, political conventions, sports stadiums and sporting events.

During the year ended December 31, 2006, we completed 344 risk management and security projects with an average revenue of approximately $23,000 which totaled $7.8 million, accounting for approximately 12.6% of our revenues. In 2005, we completed 10 risk management and security projects with an average revenue of nearly $80,000 and totaling $798,000, accounting for approximately 9% of our revenues. Representative risk management and security projects have included conducting threat and vulnerability assessments of Russian facilities containing nuclear materials and conducting site surveys and security assessments for a major corporation facing violent threats and attacks.

Major Clients

Revenues from our services to a limited number of clients have accounted for a substantial percentage of our total revenues. Our three largest clients accounted for approximately 51%, 11%, and 4% of revenues for the year ended December 31, 2006, of which the 51% and 4% of revenue clients represented work performed under government contracts. Our three largest clients also accounted for approximately 27%, 11% and 7% of our revenues for the year ended December 31, 2005. This concentration of clients can cause our revenues and earnings to fluctuate from quarter-to-quarter and year-to-year, based on the requirements of our clients and the timing of delivery of services. Although the particular clients are likely to change from period to period, we believe that large engagements by a limited number of clients will continue to account for a substantial portion of our revenues in any period or year. In any period or year, the unexpected loss of or decline in engagements from a major client, or the failure to generate significant revenues from other clients, could have a material adverse effect on our consolidated financial results.

Growth Strategy

We seek to build a significant integrated enterprise risk mitigation company. To realize our goal, we are pursuing a set of defined activities to achieve what we hope will be a market-leading industry position.

We seek to leverage our industry relationships in order to identify complementary platform targets, raise capital, bring in a highly qualified management team and build synergies to execute our vision.

We believe we have a management team and advisory boards in place that can help us execute our vision. We currently have a pipeline of acquisition candidate firms in the risk mitigation industry for which we are conducting due diligence. With virtually all the acquisition targets being private concerns, we expect that the negotiations would generally be with owner-operators that will not only bring new services to our Company but, also, highly capable management.

Creating a well-known senior advisory board has given our management the experience and reputation beyond management’s own achievements to gain introductions at high levels of government and Fortune 500 companies. We expect the initial platform acquisitions to provide additional relationships with companies and individuals. We intend to make later product and service acquisitions that will help fill in product gaps, create more regional  coverage and mass and, in turn, drive our organic revenue growth.

Our business from our formation through August 2005 consisted of investigation, risk management and security operations conducted out of our office in Washington, D.C.

On August 14, 2005, we acquired Confidential Business Resources, Inc. (“CBR”), a privately-held nationwide investigations firm based in Nashville, Tennessee. CBR’s revenues and net losses for the year ended December 31, 2004 were approximately $8.8 million and $990,000, respectively. The aggregate purchase price paid for CBR’s assets and business was approximately $5,208,000 subject to certain adjustments through August 13, 2006 to the opening balance working capital, as such purchase price adjustments were defined in the agreement. The aggregate purchase price of approximately $5,208,000 consisted of cash in the amount of $4,246,000 (net of cash acquired of $26,000) and inclusive of a broker fee of $143,000, and a note payable to the seller of $819,000, paid in August 2006.

On March 10, 2006, we purchased substantially all of the assets and liabilities of James Lee Witt Associates (“JLWA”), a privately held crisis and emergency consulting management firm based in Washington, D.C. The acquisition was made pursuant to a certain Asset Purchase Agreement (the “JLWA Agreement”) dated January 13, 2006, as amended, between JLWA and us. The aggregate purchase price paid for JLWA’s assets and business was $8,403,540, subject to certain future working capital purchase price adjustments as defined in the agreement. The aggregate purchase price of $8,403,540, consisted of a cash payment at closing of $3,600,000, a cash payment of $1,857,000 to pay off JLWA’s line of credit balance, the issuance of 102,459 shares of our common stock valued at $2,000,000, a 4.6% note payable to the seller of $400,000 paid March 9, 2007, and a non-interest bearing working capital purchase price adjustment obligation estimated at $546,244 paid June 8, 2006. In addition, the JLWA Agreement provides for the sellers to obtain up to an additional $15,400,000 upon the attainment of certain revenue goals subsequent to the closing of the transaction and the continued employment of James Lee Witt, the former president and chief executive officer of JLWA. At December 31, 2006, the amount due to the former members of JLWA for the earnout liability due under the JLWA Agreement was approximately $5,228,000 and has been recorded in selling and marketing expenses in the consolidated statement of operations included elsewhere in this filing.

On May 12, 2006, we acquired substantially all of the business and assets of Safir Rosetti, LLC (“Safir”), a Delaware limited liability company. Safir is a security consulting, investigative and intelligence firm headquartered in New York City with seven additional offices nationwide. The acquisition was made pursuant to a certain Asset Purchase Agreement dated January 27, 2006, as amended (the “Safir Agreement”), between Safir and us. The aggregate purchase price paid for Safir’s business and assets was $15,315,649, including $6,000,000 in 8% promissory notes issued by us and paid on June 29, 2006, $1,000,000 in 4% promissory notes of the Company due on May 12, 2007, $6,000,000 in our common stock, consisting of 375,000 shares at $16.00 per share, payments to retire certain indebtedness of $1,940,649 of Safir in anticipation of the closing, which includes as follows: $553,250 on April 3, 2006 and $1,387,399 on April 28, 2006 and a finders fee of $375,000 paid to QuanStar Group, LLC, a related party. The company shall prepay the obligation under the 4% Escrow Promissory Note in the amount of 1/3 of the collected amount of the purchased accounts receivable. The prepayments under the 4% Escrow Promissory Note were made on July 20, 2006, September 21, 2006, November 14, 2006, February 7, 2007 and March 12, 2007 and the Company paid $442,000, $164,000, $114,000, $50,000 and $40,000 in principal on the 4% promissory notes due on May 12, 2007.

On May 12, 2006, we acquired substantially all of the business and certain assets of Secure Source, Inc. (“Secure Source”), a Delaware corporation. Secure Source is an international risk consulting firm with offices in Washington D.C. and Dallas, Texas. The acquisition was made pursuant to a certain Asset Purchase Agreement dated May 12, 2006, (the “Secure Source Agreement”), between Secure Source, Marian E. Nicastro and David W. Nicastro and us. The aggregate purchase price paid for Secure Source’s business and assets of $3,212,000 consisted of $750,000 in 5% promissory notes due May 12, 2009, $1,462,500 in 3% promissory notes paid on June 29, 2006, $500,000 in 5% promissory notes due May 12, 2007 and $500,000 in our common stock consisting of 26,371 shares at $18.96 per share.

On August 10, 2006, we acquired substantially all of the business and assets of Hyperion Risk, Inc. ("Hyperion Risk"), a Florida corporation. Hyperion Risk is a security consulting, investigative and intelligence firm based in Orlando, Florida. The acquisition was made pursuant to a certain Asset Purchase Agreement dated August 10, 2006, (the "Hyperion Risk Agreement"), between Hyperion Risk and us. The aggregate purchase price paid for Hyperion Risk’s business and assets was $3,782,000, and consisted of $2,022,000 in cash, $1,500,000 in our common stock of consisting of 84,081 shares at $17.84 per share, and the payment by us of Hyperion Risk's line of credit balance of approximately $260,000.

On January 9, 2007, we acquired substantially all of the business and assets of SPZ Oakland Corporation, dba On Line Consulting Service, Inc. (“On Line”), a California corporation. On Line is a full service security and fire alarm consulting and design firm based in Oakland, California. The acquisition was made pursuant to a certain Asset Purchase Agreement dated January 9, 2007 (the “On Line Agreement”) between On Line and us. The aggregate purchase price paid for On Line’s business and assets was $2,658,000 and consisted of $1,308,000 in cash and $1,350,000 in our common stock consisting of 84,375 shares at $16.00 per share and the assumption of certain liabilities. At closing, the Company paid $750,000 of the cash portion of the purchase price, and issued promissory notes for $417,000 due January 9, 2008, and $141,000 due on January 9, 2009. Further, at closing the Company delivered to the seller 46,875 shares of GlobalOptions common stock, with 37,500 shares to be held in escrow and delivered to the seller, 18,750 shares on January 9, 2008, and 18,750 shares on January 9, 2009, respectively. The purchase price is subject to certain working capital purchase price adjustments.

On February 28, 2007, we acquired the common stock of The Bode Technology Group, Inc. ("Bode"), a Virginia corporation. Bode provides forensic DNA analysis, proprietary DNA collection products, and related research services to law enforcement agencies, federal and state governments, crime laboratories and disaster management organizations and is based in Lorton, Virginia. Bode was a wholly-owned subsidiary of ChoicePoint Inc., a Georgia corporation ("ChoicePoint"). The acquisition was made pursuant to a certain Stock Purchase Agreement, dated February 28, 2007 (the "Bode Agreement"), between ChoicePoint Government Services Inc., ChoicePoint and us. The aggregate purchase price paid was $12.5 million in cash and is subject to certain purchase price adjustments, as defined in the Bode Agreement. On March 8, 2007, Bode was reincorporated into Delaware.

On February 28, 2007, we acquired substantially all of the business and assets of Facticon, Inc. ("Facticon"), a Pennsylvania corporation. Facticon is a surveillance, investigative and intelligence firm based in Chadds Ford, Pennsylvania. The acquisition was made pursuant to a certain Asset Purchase Agreement, dated February 28, 2007 (the "Facticon Agreement"), between Facticon and us. The aggregate purchase price paid was $2,800,000, which consisted of $1,400,000 in cash and $1,400,000 in our common stock consisting of 87,500 shares at $16.00 per share and the assumption of certain liabilities.

Corporate History

GlobalOptions, Inc. (“GlobalOptions”), our wholly-owned subsidiary, was initially formed in November 1998 as a limited liability company (“LLC”) in the state of Delaware. On January 24, 2002, the LLC was converted into a Delaware corporation.

On June 24, 2005, we completed a reverse merger transaction, in which GlobalOptions Acquisition Corp., a Delaware corporation and our newly-created, wholly-owned subsidiary (“GlobalOptions Acquisition”), merged with and into our operating company, GlobalOptions. At the time of the reverse merger, our corporate name was Creative Solutions with Art, Inc. (“Creative Solutions”). Following the reverse merger we changed our name to GlobalOptions Group, Inc. (“GlobalOptions Group”). As a result of the reverse merger, GlobalOptions became our wholly-owned operating subsidiary, with GlobalOptions’ former security holders acquiring a majority of the outstanding shares of our common stock, par value $.001 per share. The reverse merger was consummated under Delaware law and pursuant to an Agreement and Plan of Merger, dated June 24, 2005.

On December 8, 2006, we completed a “reincorporation merger” whereby we changed our state of incorporation from Nevada to Delaware.

Reverse Stock Split

On March 6, 2007, as approved by Stockholders on December 5, 2006, the Company effected a 1 for 8 reverse stock split. All disclosures of shares and prices per share of common stock have been restated accordingly, except where noted.

All share totals and stock, conversion and exercise prices have been proportionally adjusted.

Grow our initial platform and revenues through acquisitions.

We intend to target and acquire what we believe are great companies in the industry with proven management teams and a strategic long-term vision. We expect our platform acquisitions to be geographically diverse and offer solutions in different risk mitigation segments to establish scope and synergies across our family of companies. We expect all acquisitions to have existing clients, revenue, significant channel presence and a high margin core business.

Use synergies across acquired companies to drive internal growth.

We intend for acquired companies to give us a substantial revenue base, a wide array of products and services, geographic reach into almost every country in the world and experienced operators that will complement our current team. Our objective is to sell bundled solutions and services through acquired companies’ channels.

We will use a shared services approach in administrative areas to try to keep indirect costs reasonable and assist us in achieving our profit goals. Areas for inclusion in the shared services will be global marketing, human resources, finance, information technology, mergers and acquisitions, business integration and development, and legal compliance.

Layer on additional targets in emerging high growth areas.

Ultimately, our goal is to build an end-to-end comprehensive risk mitigation business that encompasses consulting and investigations, risk mitigation solutions, services and related data services. Our goal is to be the leading full service investigations firm in all markets where we have a presence.

We expect additional revenue growth to come from technology acquisitions to further drive the data services business and other layered-on acquisitions to further diversify revenue across different geographies.

Acquisition Criteria

With acquired assets being central to our strategic vision, we incorporate specific criteria when evaluating potential targets for acquisition. The criteria are:

•	predictability of value;
•	ease of acquisition or time to completion;
•	ability to ensure management oversight;
•	ease of integration or minimal short-term integration needs;
•	alignment of target’s goals with our goals;
•	expansion of offerings, skills, brand and footprint;
•	short-term and long-term benefit; and
•	minimal capital requirements.

Risk Mitigation Industry and Trends

The security industry has been altered by world events and regulatory changes. We believe that governments, corporations and private families are now thinking about security proactively.

The risk mitigation market doubled in size from 1990 to 2000 and the market is expected to continue its steady growth and triple in size from 2000 to 2010. The corporate and government focus on a wide array of bundled risk mitigation products and services is expected to drive growth. Kroll Inc. was the giant in the industry, but since it was acquired by insurance broker Marsh & McLennan Cos., we believe it has been unable to engage in certain relationships due to the conflict of being owned by Marsh & McLennan. After the Kroll Inc. acquisition, we believe there is no comprehensive platform provider encompassing solutions and services. ChoicePoint Inc. (from whom we purchased Bode) and First Advantage Corp., the two leading providers of background screening, are concentrating their services on consumer data services. Currently, no established risk mitigation or consulting and investigations company has taken over the industry space formerly occupied by Kroll Inc. There is a significant market opportunity for a global leader. We believe that the growth of major operators will depend on the continued acquisitions of small expert operators.

Risk mitigation, in the past, has been defined as mitigating corporate risk and exposure post-incident. Risk mitigation firms were brought in to assess damage once a serious event, loss or breach in security had occurred. Engagements were typically non-recurring in nature and usually involved a consultant working with the Company to assist in the reactive initiatives, and some high-level analysis to reduce loss once an incident had occurred. Today, risk mitigation encompasses an array of products and services focused on not just reacting to critical events, but on a proactive basis evaluating, identifying, quantifying and managing elements of risk. Risk mitigation has evolved as companies and governments are faced with a variety of new, diverse elements of risk including terrorism, litigation, fraud, compliance, business continuity, brand protection, cyber attacks, industrial espionage and regulatory issues. The evolution of the industry has been a clear departure from a reactive consultative or investigative approach to a proactive effort that not only identifies risk, but provides clients with useable information that can help them make critical business decisions.

Our experience in the risk mitigation industry is one that is built on the relationship between the client and the risk mitigation firm. The business is intensely personal because of the highly confidential nature of the engagements and the potential damage to brand, reputation, competitive position and overall market perception. As a result, the industry is extremely fragmented. As smaller firms attempt to expand to meet the needs of global clients, a lack of capital resources forces partnering and sub-contractual relationships that hinder their ability to control costs and provide continuity of service to a global market. A risk mitigation firm and its principal employees have a limited geographic reach and personal network from which to draw engagements. The critical aspect of the business and fundamental means to drive organic growth is the ability to establish and monetize these strategic relationships. The most profitable businesses recognized the opportunity to introduce proactive services and diversification to evolve the business and create an annuity-based business positioned to not only capture the reactive engagements, but to proactively sell products and solutions to new and existing clients.

Market Opportunity

According to the Lehman Brothers Security Industry Annual Reports for 2005 and 2004, the risk mitigation market doubled in size from 1990 to 2000. We believe that the drivers of increased risk mitigation spending (due to events such as global terrorism and the enactment of the Sarbanes-Oxley Act) are likely to continue into the foreseeable future. Morgan Keegan & Company estimates 11% growth per year in this market through 2010. We believe that segments of risk mitigation on both the product and services side are still fragmented and ripe for consolidation with no clear market leader or dominant brand.

We intend to grow through a series of acquisitions that we believe will deliver revenue, capabilities, products and services designed to meet the demand for the management and assessment of risk. Our vision is to build, through acquisition and new product development, a significant risk mitigation solutions business and brand in the $14 billion dollar risk mitigation industry.

Because of the personal and sensitive nature of risk mitigation and investigative engagements, we believe that the ability to provide services and retain clients is driven largely by reputation and personal relationships. Under the leadership of Harvey W. Schiller, our Chairman and Chief Executive Officer, and Jeffrey O. Nyweide, our Executive Vice President-Corporate Development and Chief Financial Officer our team provides not only vision, management and leadership, but relationships with leaders in both corporate and government markets. We believe we have the relationships to bring in high-margin, well-known clients, while our operational experience allows for execution of these sensitive and critical engagements. Once these projects are completed, there are a variety of annuity-based, long-term products and services that can be combined into a comprehensive suite of high-margin solutions to evolve the business into a more profitable and recurring revenue product-based business.

Other trends in the industry include the following:

•
According to analysts at Lehman Brothers, the risk mitigation market has grown from $3.5 billion in 1990 to approximately $14 billion in 2005 and they estimate the market will grow to $20 billion by 2010.

•	Employment of private investigators and detectives is expected to grow 21% to 35% by 2008, according to the Security Industry Association.

•
Terrorism, corporate scandals and security costs are likely to cause corporations and governments to focus on risk mitigation and deploy additional resources to comply with a variety of regulatory and legislative mandates.

•	The increase of awareness and frequency of risks facing an individual, corporation or government have moved risk mitigation to a strategic initiative touching every aspect of an organization.

•	In the United States, there are over 7,000 private investigations firms and 96% of firms are single-location companies, according to the Lehman Brothers Security Industry Annual Report 2004.

•	Traditional leaders in the space have been acquired or evolved their business model, leaving what we believe to be a service gap. For example:

o	Pinkerton Consulting & Investigations, Inc. migrated to security officer services (acquired by Securitas AB) and United States investigations focused on government services;
o	The Wackenhut Corporation migrated to security officer services (acquired by Group 4 Falck); and
o	Vance International, Inc. migrated to security officer services (acquired by SPX Corporation).

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

Emerging Markets

Navigating poorly the maze of regulatory compliance in today’s highly charged environment can result in potential derailment for a company. As corporate officers and board members face substantial fines and imprisonments, the rest of a company’s executives also face many hazards. Whether the compliance issue involves the Gramm-Leach-Bliley Act (GLBA), the USA Patriot Act, the Federal Information Security Act (FISMA), the Health Insurance Portability and Accountability Act (HIPAA) or the Sarbanes-Oxley Act of 2002, we believe that the need for industry experts to help organizations manage the government requirements is significant.

The total market potential for regulatory compliance is seen as well over $50 billion in the United States alone, according to the Manakoa Journal (January 2005).

•	FISMA impacts all federal agencies and government contractors.
•	GLBA impacts financial institutions and anyone dealing with non-public financial information.
•	HIPAA has significant information technology management and privacy provisions.
•	The Sarbanes-Oxley Act of 2002 impacts all public companies with major reform provisions on reporting, controls and corporate governance.

Sales and Marketing

Our sales and marketing strategy is to maintain and expand our reputation and track record, the quality of the services we deliver and the skills and character of the people we deploy on client engagements. In doing so, we hope to provide the high level of investigative, litigation support, crisis management, risk management and protective services demanded by our clients.

Our business is intensely personal because of the highly confidential nature of the engagements and the potential damage to brand, reputation, competitive position and overall market perception. The ability to provide services and retain clients is driven largely by reputation and personal relationships. Our management, staff and advisory boards include security and terrorism experts formerly from the military, former intelligence and law enforcement officers, professional investigators, and legal and crisis communications specialists who bring to bear relationships with leaders in both the corporate and government markets.

These relationships give us the opportunity to bring in high-margin, well-known clients, and our operational experience allows us to successfully complete these sensitive and often critical engagements. The success of this strategy is demonstrated by the repeat nature of our business with established clients. New opportunities typically arise from the ongoing relationships that our management personnel have with their client counterparts. As high-level client personnel move to different companies or agencies, they often call upon experienced service providers like us in their new environment.

Ultimately, our marketing effectiveness will be based upon a successful track record, experienced personnel, critical mass and highly regarded reputation, which we believe will be enhanced and broadened by a well conceived and implemented acquisition strategy.

Procurement of Government Contracts

We compete for most of our government contracts by developing strategic contacts with the leaders of government agencies. The strategic contacts allow government agencies to seek us out for a confidential assignment. The background and experience of our management and advisory boards bring instant credibility to our government efforts. Due to the sensitive nature of our services, most government contracts and projects are won as sole source bids, as opposed to an open RFP (Requests for Proposal) process. We are a MOBIS contractor and are “pre-approved” for government work. If a government agency has a project that they know we are qualified for based on previous experience, the agency may come directly to us. These are generally smaller projects (under $100,000), and many times we are a layer in a series of sub-contractors.

For the years ended December 31, 2006 and 2005, respectively, government contracts represented 57% and 0% of our net revenues, the most significant of which represented 94% our net revenues within our JLWA-Crisis Management and Corporate Governance segment.

Weekly, a member of our staff reviews the government RFP’s posted on the website FedBizOpps.gov. Based on our experience, our response to an RFP generally requires us to select partners and to submit a proposal based on combined subject matter expertise. Proposals can be 40 to 100 pages in length and require a significant amount of time to prepare. The RFP submission process is quite complex, open to all interested providers and tends to generate a low success rate.

Sub-Contractors and Joint Ventures

The risk management industry uses sub-contractors for each project or case on an “as needed basis” domestically and may engage in joint ventures internationally depending upon case requirements. At March 28, 2007, we employ approximately 200 sub-contractors on a regular basis. We intend to actively pursue our acquisition strategy to obtain the necessary footprint, products and personnel to reduce our dependency on sub-contractors, thus increasing gross margins.

Competition

Risk mitigation providers encompass an array of products and services focused on not just reacting to critical events, but on a proactive basis evaluating, identifying, quantifying and managing elements of risk. Our risk mitigation competitors and their areas of emphasis are described according to the following key:

(Key: A - Investigations and Litigation Support; B - Crisis Management and Corporate Governance; and C - Risk Management and Security)

•
Kroll Inc. was acquired by insurance broker Marsh & McLennan Cos. in July 2004. This global risk-consulting and security firm provided risk mitigation services that conducted operations through four business units: security consulting services, background screening, data recovery and electronic discovery, and corporate restructurings. Kroll Inc.’s background screening annual revenues were running at approximately $175 million in early 2004, including mortgage, tenant and pre-employment screening. (A)

•
ChoicePoint Inc. (from whom we purchased Bode) is the leading provider of public background screening, the leading provider of database information to the automobile insurance industry and the leading provider of commercial pre-employment and drug testing screening. It services about 20% of the pre-employment screening market. (A)

•
Control Risks Group Limited, out of the United Kingdom, has grown fast over the last two years in response to terrorism and corporate demand for security, employee fraud and brand protection services. Its annual revenues are estimated to be in the $50 million to $60 million range. (B, C)

•
First Advantage Corp. is a smaller employment background screening company that has grown rapidly through acquisitions since its formation by merging a division of First American Corp. with US Search.com Inc. in June 2003. Through acquisitions, First Advantage Corp. has evolved into a $250 million provider of a wide range of screening and investigative services. It is the leading tenant-screening company and has significant businesses in pre-employment, insurance, drug testing and investigative services for insurance fraud. (A)

•
Hill & Associates, a Hong Kong-based company, is a predominantly Far East operation in the investigations, intelligence and consulting area. Its annual revenues are estimated at roughly $20 million. (A, C)

•
Toribos GmbH is a Hamburg-based firm with offices in Europe, Africa, the Middle East, Asia and North and South America that specializes in investigations, crisis management and private security. (A, B, C)

•	Olive Security (UK) Ltd is a London and Dubai-based firm with a strong presence in the Middle East that specializes in risk consulting and security over a variety of platforms. (C)

•
Other competitors include ArmorGroup International plc, national and international consulting firms such as FTI Consulting, Inc., Securitas AB Subsidiary, Pinkerton Consulting & Investigations, Inc., Alvarez & Marsal, LLC, AlixPartners LLC, Crossroads LLC and Applied Discovery, Inc. (A, B, C)

Government Regulation

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

Employees

As of March 28, 2007, we had 383 full-time and 52 part-time employees, including employees from the acquisitions of CBR, JLWA, Safir, Secure Source, Hyperion Risk, OnLine Consulting, Bode and Facticon. We enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

Risk Factors

The following risk factors should be considered carefully in addition to the other information contained in this annual report:

Risks Related to Our Business and Industry

We are an emerging company and have a history of operating losses and uncertain future results of operations.

We were founded in 1998 and are still in the process of developing our risk mitigation, investigative and global security services. We have incurred significant operating losses since inception, including a cumulative net loss available to common stockholders of approximately $46,800,000 for the years ended December 31, 2006, 2005, and 2004, respectively. We cannot anticipate when or if we will achieve profitability in the future. We may not generate sufficient revenues to meet our expenses or to operate profitably in the future.

We are a worldwide business and are therefore influenced by factors and regulations in many countries.

We undertake our business worldwide. The occurrence of any of the following risks could have a materially adverse effect on both the market for our services or our ability to provide them, and/or the profits and services of our clients; as a result, these risks could materially adversely affect the operations and value of any of our services that we offer to overseas clients:

•	changes in, and difficulty in complying with, laws and regulations of the different countries including authority to trade or perform the services of a commercial risk mitigation company;

•	nullification, modification and renegotiation of contracts;

•	reversal of current policies, including favorable tax policies, encouraging foreign investment of foreign trade, or relating to the use of local agents;

•	restrictive actions by local governments including tariffs and limitations on imports and exports; and

•	difficulty in collecting accounts receivable and longer collection times.

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

We may have difficulty pursuing our acquisition strategy.

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

When companies are acquired, we may not be able to integrate or manage these businesses to produce returns that justify the investment. Any difficulty in successfully integrating or managing the operations of such acquired businesses could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity, and could lead to a failure to realize any anticipated synergies. Our management also will be required to dedicate substantial time and effort to the integration of any acquisitions. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

Because a small number of clients account for a substantial portion of our revenues, the loss of any of these clients could cause our revenues to decline substantially.

Revenues from our services to a limited number of clients have accounted for a substantial percentage of our total revenues. Our three largest clients accounted for approximately 51%, 11%, and 4% of revenues for the year ended December 31, 2006 of which the 51% and 4% net revenue clients represented work performed under government contracts. Our three largest clients also accounted for approximately 27%, 11% and 7% of our revenues for the year ended December 31, 2005. For the years ended December 31, 2006 and 2005, respectively, government contracts represented 57% and 0% of our net revenues, the most significant of which represented 94% of our net revenues within our JLWA- Crisis Management and Corporate Governance segment. This concentration of clients can cause our revenues and earnings to fluctuate from quarter-to-quarter and year-to-year, based on the requirements of our clients and the timing of delivery of services. Although the particular clients are likely to change from period to period, we believe that large engagements by a limited number of clients will continue to account for a substantial portion of our revenues in any period or year. In any period or year, the unexpected loss of or decline in engagements from a major client, or the failure to generate significant revenues from other clients, could have a material adverse effect on our consolidated financial results.

Competitive conditions could adversely affect our business.

We operate in a number of geographic and service markets, all of which are highly competitive with few barriers to entry. If we are unable to respond effectively to our competitors, some of which have greater financial resources, our business and results of operations will be materially adversely affected. In the risk management and security market, our competitors include Control Risks Group Limited, ArmorGroup International plc, Kroll Inc., Toribos GmbH and Olive Security (UK) Ltd. Many of the national and international accounting and consulting firms, along with other companies such as FTI Consulting, Inc., Securitas AB and its subsidiary, Pinkerton Consulting & Investigations, Inc., Alvarez & Marsal, LLC, AlixPartners LLC, Crossroads LLC, ChoicePoint Inc. and Applied Discovery, Inc., provide investigative, consulting and other services which are similar to services we provide. Some of these firms have indicated an interest in providing services similar to ours on a broader scale and may prove to be formidable competitors if they elect to devote the necessary resources to these competitive businesses. The national and international accounting and consulting firms have significantly larger financial and other resources than we have and have long-established relationships with their clients, which also are likely to be clients or prospective clients of our Company.

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

Our success will depend to a significant extent upon the abilities and high visibility of members of our senior management including Harvey W. Schiller, Ph.D., our Chairman and Chief Executive Officer, Jeffrey O. Nyweide, our Chief Financial Officer, Executive Vice President-Corporate Development and Secretary, our Board of Directors and our advisory boards. The loss of the services of Dr. Schiller or Mr. Nyweide, or any other executive officers, directors or advisors, could have a materially adverse effect upon our business. Our future success and growth also largely depends upon our ability to attract, motivate and retain additional highly competent technical, management, sales and marketing personnel. Competition for such qualified individuals is highly competitive in the global security market, and we cannot guarantee that we will be successful in attracting and retaining such personnel. Departure and additions of key personnel may be disruptive to and detrimentally affect our business, operating results and financial condition.

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

Certain data and services that we provide are subject to regulation by various federal, state and local regulatory authorities. Compliance with existing federal, state and local laws and regulations has not had a material adverse effect on our consolidated results of operations or financial condition. Nonetheless, federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace, and adverse publicity or potential litigation concerning the commercial use of such information, may increasingly affect our operations and could result in substantial regulatory compliance expense, litigation expense and revenue loss.

Our inability to accurately forecast costs of fixed price contracts could result in lower than expected margins and profitability.

When working on a fixed-price basis, we deliver our services to a client’s specifications or requirements for a particular project based on a mutually agreed upon service level agreement. The profits of these projects are primarily determined by our success in correctly estimating and thereafter controlling project costs. Costs may in fact vary substantially as a result of various factors, including underestimating costs, need for unforeseen specialized subcontractors, difficulties with new technologies, and economic and other changes that may occur during the term of the contract. If for any reason the costs are substantially higher than expected, we may incur losses on fixed-price contracts and our profitability could be adversely affected.

Risks Related to our Common Stock

Our common stock price has fluctuated considerably and stockholders may not be able to resell their shares at or above the price at which such shares were purchased.

The market price of our common stock may fluctuate significantly (since our reverse merger in June 2005 and through March 28, 2007, the high and low bid price for our common stock has been $32.00 and $8.75 per share, respectively) in response to factors, some of which are beyond our control, including the following:

•	factors affecting demand for risk mitigation services such as the domestic and global security environment, competition and general economic conditions,

•	fluctuation in government spending that affect our contracts with governmental entities, and

•	changes in the laws and regulations of different countries that affect our abilities to perform the services of a commercial security and risk mitigation company.

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

Our common stock may be difficult to sell.

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock prior to our reverse stock split on March 6, 2007 was less than $5.00 per share and if the market price on our common stock drops below $5.00 again, it may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is currently traded on the NASD’s OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

A significant number of our shares will be eligible for sale, and their sale could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As of March 28, 2007, we have registered an aggregate of 5,028,882 shares of our common stock for resale in the public market as shares of our Series A and Series B convertible preferred stock and common stock underlying warrants. In addition, we remain obligated to register an additional 1,468,050 shares of common stock underlying Series B Preferred Stock pursuant to an Investor Rights Agreement dated June 28, 2006 as amended. As such shares of our common stock are resold in the public market, the supply of our common stock will increase, which could decrease its price. Some or all of our shares of common stock may also be offered from time to time in the open market pursuant to an effective registration statement or Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market shares of our common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any of the restricted shares may be sold by a non-affiliate after they have been held for two years.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

Commencing for the year beginning January 1, 2007, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective. We have identified certain matters that would constitute a material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2), related to the financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel. Although we intend to augment our internal controls procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

During the course of our testing, we may identify additional deficiencies which we may not be able to remedy in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

Our principal stockholders have significant voting power and may take actions that may not be in the best interest of other stockholders.

Our officers, directors and principal stockholders control approximately 42.5% of our currently outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

Investors in our securities may suffer dilution.

The issuance of shares of our common stock, or shares of our common stock underlying warrants, options or Series A and Series B convertible preferred stock will dilute the equity interest of existing stockholders who do not have anti-dilution rights and could have a significant adverse effect on the market price of our common stock. The sale of our common stock acquired at a discount could have a negative impact on the market price of our common stock and could increase the volatility in the market price of our common stock. In addition, we may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock. The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock who do not have anti-dilution rights. Those additional issuances of our common stock would result in a reduction of an existing holder’s percentage interest in our company.

We may fail to qualify for NASDAQ or other listing.

Although we have applied for the listing of our common stock on NASDAQ, there can be no assurance that such listing will be granted, or that the trading of our common stock will be sustained. In the event that our common stock fails to qualify for initial or continued listing on a registered stock exchange, trading, if any, in our common stock, would then continue to be conducted on the NASD’s “Electronic Bulletin Board” in the over-the-counter market and in what are commonly referred to as “pink sheets.” As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and our common stock would become substantially less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes.

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

Item 2.   Description of Property

Facilities

Until the acquisitions of CBR and JLWA on August 14, 2005 and March 10, 2006, respectively, we were primarily located in two leased facilities. Our operating base located at 1615 L Street, N.W., Suite 300, Washington, D.C. 20036, is comprised of 11,671 square feet leased at a cost of $40,000 per month. Our telephone number there is (202) 293-2490. Our administrative headquarters are located at 75 Rockefeller Plaza, 27th Floor, New York, NY 10019, and is comprised of approximately 1,800 square feet leased at a cost of $7,797 per month. Our telephone number there is (212) 445-6262.

Through the acquisitions of CBR, we assumed the lease to 40 Burton Hills Blvd., Suite 410, Nashville, TN 37215, which is comprised of approximately 1,827 square feet at a cost of $1,979 per month. In addition, we assumed the leases to CBR’s branch offices in California, Texas, New Jersey, Illinois, Florida and Michigan.

Through the acquisition of JWLA, we assumed the lease to 701 13th Street NW, Suite 850, Washington, DC 20005, which is comprised of 6,398 square feet at a cost of $27,722 per month. Effective January 2007, the lease in Washington was terminated and the JLWA personnel were relocated to our other local leased facility. In addition, we assumed the leases to JWLA’s branch offices in Atlanta, Chicago, Little Rock and Sacramento.

Through the acquisition of Safir, we assumed the lease to 415 Madison Ave., 17th Floor, New York, NY 10017, which is comprised of approximately 8,150 square feet at a cost of $26,772 per month. In addition, we assumed the leases to Safir’s branch offices in California, Texas, Illinois and Massachusetts.

Through the acquisitions of Secure Source, we assumed the lease to 710 South Kimball Avenue, Southlake, Texas, which is comprised of approximately 2,510 square feet at a cost of $4,375 per month. In addition, we assumed the leases to the Secure Source branch office in Alexandria, VA.

Through the acquisition of Hyperion, we assumed the lease to 5950 Hazeltine National Drive, Suite 650, Orlando, FL, which is compromised of approximately 7,872 square feet at a cost of $13,100 per month.

Through the acquisition of On Line Consulting, we assumed the lease to 388 17th Street, Suite 230 Oakland, California, which is comprised of approximately 3,071 square feet at a cost of approximately $5,000 per month.

Through the acquisitions of Bode, we assumed the lease 10430 Furnace Road. Suite 107, Lorton, Virginia, which is comprised of approximately 39,000 square feet at a cost of $59,000 per month.

Through our acquisition of Facticon, we did not assume the commitment for any lease obligations.

We have no current intention to invest in real estate or real estate mortgages. We may purchase the common stock of companies, as a means of acquisition, but have no intent to passively hold or invest in the common stock of companies.

Item 3. Legal Proceedings

From time to time, the Company is involved in litigation arising in the ordinary course of business. The Company does not believe that it is involved in any litigation that is likely, individually or in the aggregate, to have a material adverse effect on its consolidated financial condition or results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held a special meeting of stockholders on December 5, 2006. At the meeting the common stockholders voting along with the Series A and Series B Convertible Preferred stockholders, voting on an “as-converted” basis (up to the 4.99% Beneficial Ownership Cap on the voting power of shares of Series B Convertible Preferred Stock), took the following actions:

(a)
The proposal to adopt a Plan of Merger for the purposes of reincorporating into Delaware was approved by a vote of 22,088,925 votes in favor of the proposal, 251,000 votes against the proposal and no abstentions or broker non-votes.

(b)
The proposal to adopt a Plan of Merger for the purposes of reincorporating into Delaware was approved by the Series A Convertible Preferred stockholders, voting as a separate class, by a vote of 3,385 votes in favor of the proposal and no votes against, abstentions or broker non-votes.

(c)
The proposal to adopt a Plan of Merger for the purposes of reincorporating into Delaware was approved by the Series B Convertible Preferred stockholders, voting as a separate class, by a vote of 48,607 votes in favor of the proposal, no votes against, abstentions or broker non-votes.

(d)
The proposal to approve an amendment to the Articles of Incorporation to increase the authorized capital stock assuming the Plan of Merger proposal was not approved, was approved by a vote of 22,338,545 votes in favor of the proposal, 1,380 votes against and no abstentions or broker non-votes.

(e)
The proposal to approve an amendment to the Certificate of Incorporation to effect a reverse stock split of the our common stock such that one new share of common stock would be issued for any of five, six, seven, eight, nine or ten shares of outstanding common stock, such ratio and the date upon which such reverse stock split shall occur, as shall be determined by the Board was approved by a vote of 22,245,132 votes in favor of the proposal, 94,793 votes against and no abstentions or broker non-votes.

(f)	The proposal to approve our 2006 Long-Term Incentive Plan was approved by a vote of 21,619,512 votes in favor of the proposal, 620,413 votes against, 100,000 votes abstained and no broker non-votes.

(g)
The proposal to approve our 2006 Employee Stock Purchase Plan was approved by a vote of 22,007,9645 votes in favor of the proposal, 231,960 votes against, 100,000 votes abstained and no broker non-votes.

All vote totals reflect the amount of pre-Reverse Stock Split totals.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Common Equity

Our common stock is quoted on the OTC Bulletin board under the symbol GOPG.OB. Prior to March 6, 2007, when we effectuated a 1 for 8 reverse stock split, and since June 27, 2005, our common stock was quoted on the OTC Bulletin Board under the symbol GLOI.OB. Prior to June 27, 2005, there was no active market for our common stock. Based upon information furnished by our transfer agent, as of March 28, 2007, we had 117 holders of record of our common stock.

The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by the OTC Bulletin Board, as adjusted for the reverse stock split:

Fiscal Year 2005	High	Low
First Quarter	$N/A	$N/A
Second Quarter (through June 24, 2005)	N/A	N/A
Second Quarter (1)	20.08	16.80
Third Quarter	32.00	17.60
Fourth Quarter	23.20	18.40

Fiscal Year 2006	High	Low
First Quarter	$22.24	$16.08
Second Quarter	23.20	15.20
Third Quarter	20.00	12.00
Fourth Quarter	16.40	10.24

Fiscal Year 2007	High	Low
First Quarter (2)	$15.44	$8.75

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our Board of Directors and paid on an as-converted basis to the holders of our Series A and B convertible preferred stock.

(1)	From June 27, 2005 to June 30, 2005. June 24, 2005 was the closing date of our reverse merger transaction.
(2)	From January 1, 2007 through March 28, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,030,560	$13.65	11,825,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,030,560	$13.65	11,825,000

Sale of Unregistered Securities
None

Item 6. Managements Discussion and Analysis or Plan of Operation

Summary Financial Information

The summary financial data set forth below are derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this Form 10-KSB.

Consolidated Statement of Operations Data: (in thousands, except for share and per share data)	Year Ended December 31, 2006	Year Ended December 31, 2005

Revenues	$61,924	$9,028

Net loss available to common stockholders	$(42,259)	$(4,550)

Net loss per common share, basic and diluted	$(18.89)	$(3.03)

Weighted average number of shares - basic and diluted	2,237,168	1,500,139

Consolidated Balance Sheet Data:

Working capital	$27,519
Total assets	$69,226
Total liabilities	$15,327
Stockholders' equity	$53,899

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated financial statements and accompanying notes thereto included elsewhere herein.

Results of Operations

The following discussion and financial information is presented to aid in understanding our consolidated financial position and results of operations. The emphasis of this discussion will be on the year ended December 31, 2006, as compared to the year ended December 31, 2005.

Overview

We experienced an increase in revenues of approximately $52,895,000 (586%) and reported an operating loss of approximately $7,453,000 and $3,523,000 and a net loss of $17,846,000 and $3,570,000 for the years ended December 31, 2006 and 2005, respectively. The increase in revenues for the year ended December 31, 2006 is primarily attributable to the full year revenues of CBR and the 2006 acquisitions of JLWA, Safir, Secure Source and Hyperion Risk which during 2006 provided revenues of $6,984,000, $37,556,000, $6,467,000, $1,352,000 and $2,065,000, respectively, offset by a decrease in revenues of $1,529,000 at the GlobalOptions unit.

Although we do have some long-term relationships with our clients, our ability to generate revenue is generally dependent upon obtaining many new projects each year, most of which are relatively short-term. Accordingly, period-to-period comparisons within a given year or between years will need to take this normal fluctuation into consideration.

Our gross profit for the year ended December 31, 2006 was 48% as compared to 44% for the year ended December 31, 2005. The increase in the year ended December 31, 2006 was primarily due to changes in the mix of the types of client engagements, in connection with the recent acquisitions of CBR, JLWA, Safir, Secure Source and Hyperion Risk, with the JLWA unit providing a gross profit of 49%.

Net loss available to common stockholders for the years ended December 31, 2006 and 2005 was $42,259,000 and $4,550,000 respectively, for an increase of $37,709,000 or approximately 829%. The increased net loss was primarily attributable to an impairment loss on goodwill and intangibles of $3,144,000, the amortization of debt discounts of $7,523,000 and amortization of deferred financing costs of $2,695,000 related to our financing programs, as well as to the deemed dividend on Series B convertible preferred stock of $24,413,000.

While the financial results show a significant net loss available to common stockholders for the year ended December 31, 2006, we believe that we represent a unique opportunity to be a profitable global leader in the highly fragmented risk mitigation industry. GlobalOptions Group is an established company that will serve as our nexus for a series of acquisitions that we believe will deliver capabilities, products and services designed to meet the ever increasing demand for the assessment and management of risk. We see no indication that the drivers of increased risk mitigation spending are likely to dissipate any time in the near future. Risk mitigation providers on both the product and services side are still fragmented and ripe for consolidation with no clear market leader or dominant brand. We believe there is an opportunity to provide comprehensive solutions which can drive increased revenues for a company that can build a comprehensive platform. We expect GlobalOptions Group to be that company.

Our strategic vision is to build the first truly integrated enterprise risk mitigation company by selectively acquiring the best companies in the industry with proven management teams and a strategic long-term vision. Platform acquisitions will be geographically diverse and offer solutions in different risk mitigation segments to gain scope and synergies. Targets will have a combination of existing clients, revenue, significant channel presence and/or a high margin core business. From August 2005 through February 2007, we acquired CBR, JLWA, Safir, Secure Source, Hyperion Risk, On Line, Bode and Facticon. We continue to seek appropriate acquisition candidates.

On August 14, 2005, GlobalOptions acquired CBR, a privately-held nationwide investigations firm based in Nashville, Tennessee. The aggregate purchase price paid for CBR’s assets and business was approximately $5,208,000 subject to certain adjustments through August 13, 2006 to the opening balance working capital, as such purchase price adjustments are defined in the agreement. The aggregate purchase price of approximately $5,208,000 consisted of cash in the amount of $4,246,000 (net of cash acquired of $26,000) and inclusive of a broker fee of $143,000, and a note payable to the seller of $819,000 paid August 14, 2006.

On March 10, 2006, GlobalOptions purchased substantially all of the assets and liabilities of JLWA, a privately held crisis and emergency consulting management firm based in Washington, D.C. The acquisition was made pursuant to the JLWA Agreement, as amended, between GlobalOptions Group and JLWA. The aggregate purchase price paid for JLWA’s assets and business was approximately $8,404,000 after the purchase adjustment on June 9, 2006. The aggregate purchase price of approximately $8,404,000, consisted of a cash payment at closing of $3,600,000, a cash payment of $1,857,000 to pay off JLWA’s line of credit balance, the issuance of 102,459 shares of common stock of GlobalOptions Group valued at $2,000,000, or $19.52 per share, a 4.6% note payable to the seller of $400,000 paid March 9, 2007, and a non-interest bearing working capital purchase price adjustment of approximately $546,000, paid on June 8, 2006. In addition, the JLWA Agreement provides for the sellers to obtain up to an additional $15,400,000 upon the attainment of certain revenue goals subsequent to the closing of the transaction and the continued employment of James Lee Witt, the former president and chief executive officer of JLWA. At December 31, 2006, the amount due to the former members of JLWA for the earnout liability due under the Agreement was approximately $5,228,000, and has been recorded in selling and marketing expenses in the consolidated statement of operations included elsewhere in this filing.

On May 12, 2006, GlobalOptions acquired substantially all of the business and assets of Safir. Safir is a security consulting, investigative and intelligence firm headquartered in New York City with seven additional offices nationwide. The acquisition was made pursuant to the Safir Agreement between GlobalOptions Group and Safir. The aggregate purchase price paid for Safir’s business and assets was approximately $15,316,000, and included $6,000,000 in 8% promissory notes issued by the Company and paid on June 29, 2006, $1,000,000 in 4% promissory notes of the Company due on May 12, 2007, $6,000,000 in common stock of the Company, consisting of 375,000 shares at $16.00 per share, payments to retire certain indebtedness of approximately $1,941,000 of Safir in anticipation of the closing, which included as follows: approximately $553,000 on April 3, 2006 and $1,388,000 on April 28, 2006 and a finders fee of $375,000 paid to QuanStar Group, LLC, a related party. The company shall prepay the obligation under the 4% Escrow Promissory Note in the amount of 1/3 of the collected amount of the purchased accounts receivable. The prepayments under the 4% Escrow Promissory Note were made on July 20, 2006, September 21, 2006, November 14, 2006, February 27, 2007 and March 12, 2007 and the Company paid $442,000, $164,000, $114,000, $50,000 and $40,000 in principal on the 4% promissory notes due on May 12, 2007.

On May 12, 2006, GlobalOptions acquired substantially all of the business and certain assets of Secure Source. Secure Source is an international risk consulting firm with offices in Washington, D.C. and Dallas, Texas. The acquisition was made pursuant to the Secure Source Agreement between the Company, Secure Source, Marian E. Nicastro and David W. Nicastro. The aggregate purchase price paid for Secure Source’s business and assets of $3,250,000 consists of $1,500,000 in 3% promissory notes paid on June 29, 2006 and $750,000 in 5% promissory notes due May 12, 2009, and $500,000 in 5% promissory notes due May 12, 2007 and $500,000 in common stock of GlobalOptions Group, consisting of 26,371 shares valued at $18.96 per share.

On August 10, 2006, the Company acquired substantially all of the business and assets of Hyperion Risk.   Hyperion Risk an investigative and intelligence firm.   The acquisition was made pursuant to the Hyperion Agreement between the Company and Hyperion Risk. The aggregate purchase price paid for Hyperion’s business and assets was $3,782,000, which consisted of cash in the amount of $2,022,000, and $1,500,000 consisting of 84,081 shares of the Company’s common stock valued at $17.84 per share, and the Company’s cash payments to pay off Hyperion Risk’s credit line balance of approximately $260,000.

On January 9, 2007, we acquired substantially all of the business and assets of SPZ Oakland Corporation, dba On Line Consulting Service, Inc. (“On Line”), a California corporation. On Line is a full service security and fire alarm consulting and design firm based in Oakland, California. The acquisition was made pursuant to a certain Asset Purchase Agreement dated January 9, 2007 (the “On Line Agreement”) between On Line and us. The aggregate purchase price paid for On Line’s business and assets was $2,658,000 and consisted of $1,308,000 in cash and $1,350,000 in our common stock consisting of 84,375 shares at $16.00 per share and the assumption of certain liabilities. At closing, the Company paid $750,000 of the cash portion of the purchase price, and issued promissory notes for $417,000 due January 9, 2008, and $141,000 due on January 9, 2009. Further, at closing the Company delivered to the seller 46,875 shares of GlobalOptions common stock, with 37,500 shares to be held in escrow and delivered to the seller, 18,750 shares on January 9, 2008, and 18,750 shares on January 9, 2009, respectively. The purchase price is subject to certain working capital purchase price adjustments.

On February 28, 2007, the Company acquired the common stock of Bode. Bode provides forensic DNA analysis, proprietary DNA collection products, and related research services to law enforcement agencies, federal and state governments, crime laboratories and disaster management organizations. Bode was a wholly-owned subsidiary of ChoicePoint. The acquisition was made pursuant to Bode Agreement, dated February 28, 2007, between the Company, ChoicePoint Government Services Inc. and ChoicePoint. The aggregate purchase price paid was $12.5 million in cash and is subject to certain purchase price adjustments as defined in the Bode Agreement.

On February 28, 2007, GlobalOptions Group acquired substantially all of the business and assets of Facticon, a Pennsylvania corporation. Facticon is a surveillance, investigative and intelligence firm based in Chadds Ford, Pennsylvania. The acquisition was made pursuant to the Facticon Agreement between the Company and Facticon. The aggregate purchase price paid was $2,800,000, which consisted of $1,400,000 in cash and $1,400,000 in the common stock GlobalOptions Group consisting of 87,500 shares at $16.00 per share and the assumption of certain liabilities.

Because of the personal and sensitive nature of risk mitigation and investigative engagements, the ability to provide services and retain clients is driven largely by reputation and personal relationships. Under the leadership of Harvey W. Schiller, Ph.D., executive Chairman of the Board of Directors and Chief Executive Officer of GlobalOptions Group, Jeffrey O. Nyweide, our Chief Financial Officer, Executive Vice President-Corporate Development and Secretary, Thomas P. Ondeck, President of Global International, Halsey R. Fischer, President of Investigations of GlobalOptions, James Lee Witt, Chief Executive Officer of the GlobalOptions/James Lee Witt Division and Howard Safir, Senior Chief Executive Officer of GlobalOptions/Safir Rosetti Division. GlobalOptions Group provides not only vision, management and leadership, but strong relationships with leaders in both corporate and government markets. GlobalOptions Group has the relationships to bring in high-margin, well-known clients, while our operational experience allows for execution of these sensitive and critical engagements. Once these projects are completed, there are a variety of annuity-based, long-term products and services that can be combined into a comprehensive suite of solutions to evolve the business into a more profitable and recurring revenue product-based business.

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

We will also use a shared corporate services approach in administrative areas to keep indirect costs reasonable and to help us achieve profitability sooner. We expect to find savings in shared services such as global marketing, human resources, finance, information technology, mergers and acquisitions, business integration and development, compliance and legal fees.

GlobalOptions Group’s Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

We had overall revenues of approximately $61,924,000 for the year ended December 31, 2006 as compared to revenues of approximately $9,028,000 for the year ended December 31, 2005, for an increase of $52,896,000 or approximately 586%. Substantially all of the revenues reported in the year ended December 31, 2006, were from domestic clients. The increase in revenue for the year ended December 31, 2006 was primarily attributable to the 2006 acquisitions of JLWA, Safir, Secure Source, Hyperion Risk and a full year of revenues for CBR.

CBR - Investigations and Litigation Support Segment Revenues

In the investigations/litigation support segment, we had revenues of $16,550,000 for the year ended December 31, 2006, as compared to revenues of $6,970,000 for the year ended December 31, 2005, for an increase of $9,580,000 or approximately 138%. All of the investigations/litigation support revenues reported in the year ended December 31, 2006 were domestic. The increase in investigations/litigation support segment revenues for the year ended December 31, 2006 was primarily attributable to the expansion of our client base through the acquisitions of CBR, Safir and Hyperion Risk for which all revenues are included in this segment.

JLWA - Crisis Management and Corporate Governance Segment Revenues

In the crisis management segment, we had revenues of $37,556,000 for the year ended December 31, 2006 as compared to revenues of $1,261,000 for the year ended December 31, 2005, for an increase of $36,295,000 or approximately 2,878%. All of the crisis management revenue during the year ended December 31, 2006 is primarily attributable to revenues from the JLWA operations, which were acquired on March 10, 2006.

Safir - Security Segment Revenues

In the security segment, we had revenues of $7,818,000 for the year ended December 31, 2006 as compared to revenues of $798,000 for the year ended December 31, 2005, for an increase of $7,020,000 or approximately 880%. Of the security segment revenues reported in the year ended December 31, 2006, all were domestic. The increase in security revenues is attributable to the acquisitions of Safir and Secure Source.

Cost of Revenues and Gross Profit

Our consolidated cost of revenues increased $27,169,000 or approximately 536% from $5,074,000 in the year ended December 31, 2005 to $32,243,000 in the year ended December 31, 2006. This increase is attributable to the additional volume from the CBR, JLWA, Safir, Secure Source and Hyperion Risk acquisitions.

Operating Expenses

We experienced a 1,498% increase in selling and marketing expenses for the year ended December 31, 2006, when compared to the same period in 2005. Selling and marketing expenses for year ended December 31, 2006 were $8,635,000, compared to $540,000 for the year ended December 31, 2005, for an increase $8,095,000. This increase is primarily attributable to the accrued earnout obligation of approximately $5,228,000 related to the JLWA acquisition, as well as to the selling and marketing expenses for the companies acquired in 2006 of JLWA, Safir, Secure Source and Hyperion Risk, as well as for a full year of operations of CBR.

We experienced a 266% increase in general and administrative expenses for the year ended December 31, 2006, when compared to the same period in 2005. General and administrative expenses for the year ended December 31, 2006 were $25,354,000 compared to $6,937,000 for the year ended December 31, 2005. This increase is attributable to CBR, JLWA, Safir, Secure Source and Hyperion Risk acquisitions and legal, accounting, and other professional fees incurred in order to fulfill our responsibilities as a public company and costs incurred for due diligence related to fulfillment of our growth plan.

We experienced an impairment loss on our goodwill and intangibles of approximately $3,144,000. Of this impairment loss, $1,251,000 and $1,893,000 was attributable to the CBR investigation reporting unit and the Safir security reporting units, respectively. See Note 6 of the consolidated financial statements included elsewhere in this filing for further discussion regarding this impairment.

 CBR - Investigations and Litigation Support Segment Results

Our investigations segment had an operating loss of $12,409,000 for the year ended December 31, 2006 as compared to operating loss of $2,635,000 for the year ended December 31, 2005, for an increase in our loss of $9,774,000 or approximately 371%. The investigations segment general and administrative expenses have increased by 227% as compared to the year ended December 31, 2005. This is attributable in part to the increased infrastructure associated with the Company’s acquisitions and in part to the increased corporate overhead costs of operating a public company, as well as an impairment loss of $1,251,000 attributable to the CBR investigations reporting unit.

JLWA - Crisis Management and Corporate Governance Segment Revenues Segment Results

Our crisis management segment had an operating profit of approximately $7,631,000 for the year ended December 31, 2006 as compared to an operating loss of $687,000 for the year ended December 31, 2005, for an increased operating profit of $8,318,000 or approximately 1,211%. The significant increase in operating profit for year ended December 31, 2006 was primarily due to the operations of JLWA, and its Louisiana client engagement providing support for the disbursement of public assistance funds.

Safir - Security Segment Results

Our security segment had an operating loss of $2,675,000 for the year ended December 31, 2006 as compared to an operating loss of $201,000 for the year ended December 31, 2005, for an increase of $2,474,000 or approximately 1,979%. The increased loss is attributable primarily to the additional overhead costs incurred with the acquisition of Safir and Secure Source.

Interest Expense

Interest expense increased by $588,000 or 900% to $653,000 in the year ended December 31, 2006 from $65,000 in the year ended December 31, 2005. The increase in interest expense is attributable to additional debt incurred in connection with the acquisitions of JLWA, Safir, and Secure Source.

Income Taxes

Although we have federal and state net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a 100% valuation allowance because it is more likely than not that the deferred tax assets will not be realized as of December 31, 2006. Our ability to use our net operating loss (“NOL’s”) carryforwards are subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code.

Amortization of Deferred Financing Costs and Debt Discounts

The Company incurred costs in conjunction with notes payable issued on March 10, 2006, May 12, 2006 and June 28, 2006. These costs were capitalized to deferred financing costs, and amortized over the term of the related debt. Additionally, in accordance with Emerging Issues Task Force Issue No. 00-27 “Application of Issue 98-5 to Certain Convertible Instruments,” the notes issued on June 28, 2006 were considered to have a beneficial conversion premium feature. The Company recorded a debt discount of $6,922,602 related to this conversion premium. In addition, the Company recorded a debt discount of $600,000, as the value of the beneficial conversion feature related to the 8% promissory note issued in conjunction with the acquisition of Safir on May 12, 2006.

The aggregate of $2,695,000 of deferred financing costs, as well as the aggregate $7,523,000 of deferred debt discounts were amortized through June 29, 2006, the date the notes were exchanged for Series B convertible preferred stock.

Net Loss Available to Common Stockholders

Net losses available to common stockholders for the years ended December 31, 2006 and 2005 were $42,259,000 and $4,550,000, respectively, an increase of $37,709,000 or 829%. For the year ended December 31, 2006, we realized an overall gross profit of 48%, up from 44%. The gross profit amounts for the year ended December 31, 2006 and 2005 were $29,681,000 and $3,954,000, respectively, an increase of $25,726,000 or 651%. This increased gross profit is offset by an increase in operating expenses of $29,656,000 for the same period. The increased net loss of $37,710,000 for the year ended December 31, 2006 was primarily attributable to the amortization of the debt discounts of $7,523,000 and amortization of the deferred financing costs of $2,695,000 related to our financing transactions, a deemed dividend on the Series B convertible preferred stock of $24,413,000, and an impairment loss on goodwill and intangible assets of $3,144,000.

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of options, warrants, Series A and Series B convertible preferred stock were not included in the calculation of the diluted net losses per share because their inclusion would have been anti-dilutive. Basic and diluted net losses per share available to common stockholders was $18.89 for the year ended December 31, 2006 as compared to $3.03 in the corresponding 2005 period.

Liquidity and Capital Resources

We had cash balances on hand of $21,533,000 as of December 31, 2006, which resulted primarily from proceeds from issuance of convertible notes which provided $45,050,000 of cash during the year ended December 31, 2006. We incurred cash issuance costs of $1,933,500 in connection with the issuance of these notes. On June 29, 2006, these notes were exchanged for 53,073 units, at $1,000 per units of Series B convertible preferred stock. Approximately $9,979,000 of these funds were used to purchase or fund the repayment of debt issued to JLWA, Safir and Secure Source for the acquisitions.

Cash used in operating activities amounted to approximately $2,316,000 and $3,251,000 during the years ended December 31, 2006 and 2005, respectively. The use of funds in operations is primarily due to the net operating losses before deemed dividend in 2006 and 2005 reduced by charges for non cash items included in the operating losses and decrease in amounts due to former members of JLWA for earnout offset by the use of funds in financing accounts receivable. In 2006 and 2005, the net operating losses before deemed dividends on Series A and B convertible preferred stock were approximately $17,800,000 and $3,600,00, respectively offset by non cash charges totaling $18,581,000 and $870,000, respectively. The non cash charges included amounts for depreciation and amortization of approximately, $2,110,000 and $208,000, charges for impairment of intangible assets and goodwill of approximately $3,144,000 and $0, charges for stock based compensation of approximately $3,110,000 and $662,000, charges for amortization of debt discounts on convertible notes payable of $7,523,000 and $0, and charges for deferred financing costs of $2,695,000 and $0 for 2006 and 2005, respectively. In addition, we utilized cash in funding working capital primarily funding an increase in accounts receivable of $11,051,000 and 346,000 offset by decreases in amounts due to former members of JLWA for earnout of $5,228,000 and $0.

Cash used in investing activities of approximately $10,251,000 consisted primarily of approximately $9,899,000 related to our purchases of JLWA, Safir and Hyperion Risk.

Financing activities provided net funds of approximately $33,572,000 and $7,639,000 during the years ended December 31, 2006 and 2005, respectively. The increase was primarily a result of the net proceeds from the sale of the convertible notes of $45,050,000, net of repayments of notes aggregating $9,001,000 issued in connection with the acquisitions of CBR, Safir and Secure Source.

On August 14, 2005, we, acquired CBR, CBR’s revenues and net losses for the year ended December 31, 2004 were approximately $8.8 million and $990,000, respectively. The aggregate purchase price paid for CBR’s assets and business was approximately $5,208,000 subject to certain adjustments through August 13, 2006 to the opening balance working capital, as such purchase price adjustments were defined in the agreement. The aggregate purchase price of approximately $5,208,000 consisted of cash in the amount of $4,246,000 (net of cash acquired of $26,000) and inclusive of a broker fee of $143,000, and a note payable to the seller of $819,000, paid in August 2006.

On March 10, 2006, we purchased substantially all of the assets and liabilities of JLWA. The acquisition was made pursuant to the JLWA Agreement. The aggregate purchase price paid for JLWA’s assets and business was $8,403,540, subject to certain future working capital purchase price adjustments as defined in the agreement. The aggregate purchase price of $8,403,540, consisted of a cash payment at closing of $3,600,000, a cash payment of $1,857,000 to pay off JLWA’s line of credit balance, the issuance of 102,459 shares of our common stock valued at $2,000,000, a 4.6% note payable to the seller of $400,000 paid March 9, 2007, and a non-interest bearing working capital purchase price adjustment obligation estimated at $546,244 paid June 8, 2006. In addition, the JLWA Agreement provides for the sellers to obtain up to an additional $15,400,000 upon the attainment of certain revenue goals subsequent to the closing of the transaction and the continued employment of James Lee Witt, the former president and chief executive officer of JLWA. At December 31, 2006, the amount due to the former members of JLWA for the earnout liability due under the JLWA Agreement was approximately $5,228,000 and has been recorded in selling and marketing expenses in the consolidated statement of operations included elsewhere in this filing.

On May 12, 2006, GlobalOptions acquired substantially all of the business and assets of Safir. Safir is a security consulting, investigative and intelligence firm headquartered in New York City with seven additional offices nationwide. The acquisition was made pursuant to the Safir Agreement between GlobalOptions Group and Safir. The aggregate purchase price paid for Safir’s business and assets was approximately $15,316,000, and included $6,000,000 in 8% promissory notes issued by the Company and paid on June 29, 2006, $1,000,000 in 4% promissory notes of the Company due on May 12, 2007, $6,000,000 in common stock of the Company, consisting of 375,000 shares at $16.00 per share, payments to retire certain indebtedness of approximately $1,941,000 of Safir in anticipation of the closing, which included as follows: approximately $553,000 on April 3, 2006 and $1,388,000 on April 28, 2006 and a finders fee of $375,000 paid to QuanStar Group, LLC, a related party. The company shall prepay the obligation under the 4% Escrow Promissory Note in the amount of 1/3 of the collected amount of the purchased accounts receivable. The prepayments under the 4% Escrow Promissory Note were made on July 20, 2006, September 21, 2006, November 14, 2006, February 27, 2007 and March 12, 2007 and the Company paid $442,000, $164,000, $114,000, $50,000 and $40,000 in principal on the 4% promissory notes due on May 12, 2007.

On May 12, 2006, we acquired substantially all of the business and certain assets of Secure Source. The acquisition was made pursuant to a Secure Source Agreement. The aggregate purchase price paid for Secure Source’s business and assets of $3,212,000 consisted of $750,000 in 5% promissory notes due May 12, 2009, $1,462,500 in 3% promissory notes paid on June 29, 2006, $500,000 in 5% promissory notes due May 12, 2007 and $500,000 in our common stock consisting of 26,371 shares at $18.96 per share.

On August 10, 2006, we acquired substantially all of the business and assets of Hyperion Risk. The acquisition was made pursuant to the Hyperion Risk Agreement. The aggregate purchase price paid for Hyperion Risk’s business and assets was $3,782,000, and consisted of $2,022,000 in cash, $1,500,000 in our common stock of consisting of 84,081 shares at $17.84 per share, and the payment by us of Hyperion Risk's line of credit balance of approximately $260,000.

On January 9, 2007, we acquired substantially all of the business and assets of On Line. The acquisition was made pursuant to the On Line Agreement. The aggregate purchase price paid for On Line’s business and assets was $2,658,000 and consisted of $1,308,000 in cash and $1,350,000 in our common stock consisting of 84,375 shares at $16.00 per share and the assumption of certain liabilities. At closing, the Company paid $750,000 of the cash portion of the purchase price, and issued promissory notes for $417,000 due January 9, 2008, and $141,000 due on January 9, 2009. Further, at closing the Company delivered to the seller 46,875 shares of GlobalOptions common stock, with 37,500 shares to be held in escrow and delivered to the seller, 18,750 shares on January 9, 2008, and 18,750 shares on January 9, 2009, respectively. The purchase price is subject to certain working capital purchase price adjustments.

On February 28, 2007, we acquired the common stock of Bode. The acquisition was made pursuant to the Bode Agreement,. The aggregate purchase price paid was $12.5 million in cash and is subject to certain purchase price adjustments, as defined in the Bode Agreement. On March 8, 2007, Bode was reincorporated into Delaware.

On February 28, 2007, we acquired substantially all of the business and assets of Facticon. Facticon is a surveillance, investigative and intelligence firm based in Chadds Ford, Pennsylvania. The acquisition was made pursuant to the Facticon Agreement. The aggregate purchase price paid was $2,800,000, which consisted of $1,400,000 in cash and $1,400,000 in the common stock GlobalOptions Group consisting of 87,500 shares at $16.00 per share and the assumption of certain liabilities.

We historically have met our operating cash needs by using borrowings under our line of credit arrangement and through our private placement of equity and debt securities. At December 31, 2006, we had working capital of approximately $27,519,000. We currently believe that cash on hand, cash flows from operations and our, available borrowings under our line of credit facility, even after having expended cash of $15,532,000 to make the above described acquisitions of Online Consulting, Bode and Facticon, will be sufficient to finance our operations through December 31, 2007.

Critical Accounting Policies

GlobalOptions Group’s significant accounting policies, including the assumptions and judgments underlying them, are more fully described in our “Notes to Consolidated Financial Statements” included in this Form 10-KSB for the year ended December 31, 2006. Some of our accounting policies require the application of significant judgment by management in the preparation of the consolidated financial statements, and as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. GlobalOptions Group has identified certain of its accounting policies as the ones that are most important to the portrayal of our consolidated financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. GlobalOptions Group’s critical accounting policies include the following:

Revenue Recognition

Revenue is recognized as the services are performed pursuant to the available contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue related to fixed price arrangements are recognized based upon the achievement of certain milestones or progress points within the project plan. The impact of any revisions in estimated total revenue and direct contract costs is recognized in the period in which they become known. Expenses incurred by professional staff in the generation of revenue are billed to the client and recorded as revenue when incurred. For certain foreign accounts, revenues are recognized and the related expenses are recorded only after the receipt in cash of the revenue amounts. We incur no obligations to third parties for expenses related to these certain foreign accounts until such time that invoiced revenues are received in cash. Revenues received in advance of when earned are credited to the deferred revenues account.

Intangible Assets, Goodwill and Impairment

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

At December 31, 2006, the Company engaged an outside valuation specialist to assist the Company with the evaluation of its goodwill. The Company performed its annual impairment tests of goodwill for three of its reporting units: CBR - Investigations, Safir - Security and Witt - Crisis Management., as required under SFAS 142. As a result of these tests, the Company determined that the remaining amount of goodwill recorded in connection with two of the three reporting units was impaired or not fully recoverable, as the current performance and future expectations does not support the carrying value of goodwill for these reporting units. The impairment affects CBR - Investigations and Safir - Security. As a result, the Company recorded a $3,028,533 impairment charge during the year ended December 31, 2006 of which $1,134,765 is for CBR - Investigations and Litigation segment and $1,893,768 is for Safir - Risk Management and Security segment.

Allowance for Doubtful Accounts

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

Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 “Accounting for Stock Based Compensation” (SFAS 123”) and the Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (“EITF 96-18”) which require a that such equity instruments are recorded at their fair value on the measurement  date, which is typically the date the services are performed.  Stock based compensation for non-employees is accounted for under EITF 96-18 and is reflected within general and administrative expenses.

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

In June 2006,  the FASB  issued  FASB  Interpretation  No. 48,  "Accounting  for Uncertainty in Income Taxes - an  interpretation  of FASB Statement No. 109" ("FIN 48"),  which  clarifies the accounting  for  uncertainty  in tax positions.  This interpretation  requires  that the Company recognize  in its consolidated financial  statements,  the impact of a tax  position,  if that  position  is more  likely than not of being sustained  on  audit,  based  on  the  technical  merits  of the  position.  The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the impact that the adoption of SFAS 157 will have on our consolidated financial position, results of operations and financial condition.

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

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected effect of FSP EITF 00-19-02 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In February 2007, the FASB issued Statement of Financial Accounting Standard 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.     Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls

As of the year end covered by this annual report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that as of the end of the period covered by this annual report on Form 10-KSB our disclosure controls and procedures were not effective.

Officers’ Certifications

Appearing as exhibits to this annual report are “Certifications” of the CEO and the CFO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the annual report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles.

We are not an accelerated filer (as defined in the Exchange Act) and are not required to deliver management’s report on internal controls over our financial reporting until our year ending December 31, 2007. We became a public company on June 24, 2005. In our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the first half of 2005, we initially identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting that continue to apply as of the year end covered by this report. The material weakness relates to the financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel.

Remediation of Material Weaknesses and Significant Deficiencies

During the year ended December 31, 2006, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly and year-end closing processes, the hiring of additional qualified financial accounting personnel, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to expand our accounting staff and continue to further strengthen our controls and procedures regarding the closing process. There is no assurance that this effort will be adequate.

Changes in Internal Control Over Financial Reporting

Other than expressly noted above in this Item 3, there were no significant changes in our internal controls over financial reporting that occurred during the year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information

There are no items required to be disclosed on Current Report on Form 10-KSB during the year ended December 31, 2006 that were not so reported.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information regarding the members of our Board of Directors and our executive officers. Harvey W. Schiller, Ph.D., Per-Olof Lööf, Daniel L. Burstein and Ronald M. Starr became directors or officers on June 24, 2005. John P. Bujouves was subsequently appointed to the Board of Directors on June 27, 2005. All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position

Harvey W. Schiller, Ph.D.	67	Chairman of the Board of Directors and Chief Executive Officer

Per-Olof Lööf	56	Vice Chairman of the Board of Directors

Jeffrey O. Nyweide	51	Chief Financial Officer, Executive Vice President-Corporate Development and Secretary

Daniel L. Burstein	53	Chairman of the Compensation and the Nominating Committee and Director

Ronald M. Starr	37	Chairman of the Audit Committee and Director

John P. Bujouves	44	Director

Thomas P. Ondeck	60	President of the Global International Division of GlobalOptions, Inc.

Halsey Fischer	57	President of the Investigations Division of GlobalOptions, Inc.

James Lee Witt	63	Chief Executive Officer of the GlobalOptions/James Lee Witt Division of GlobalOptions, Inc.

Howard Safir	64	Chief Executive Officer of GlobalOptions/Safir Rosetti Division of GlobalOptions, Inc.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

Harvey W. Schiller, Ph.D. , had been Chairman of the Board of Directors of privately-held GlobalOptions since February 2004, and became our Chairman and Chief Executive Officer on June 24, 2005. Mr. Schiller oversees our administrative headquarters with a focus on our strategy and new business development. Prior to joining GlobalOptions, Dr. Schiller served as Chairman of Assante U.S. from 2002 to 2004. Prior to joining Assante, he was Chairman and Chief Executive Officer of YankeeNets from 1999 to 2002. His previous experience includes President of Turner Sports, Inc., Executive Director and Secretary General of the United States Olympic Committee and Commissioner of the Southeastern Conference. Prior to joining the United States Olympic Committee, Dr. Schiller served for more than 25 years in the United States Air Force, achieving the rank of Brigadier General. Dr. Schiller is a partner in The QuanStar Group, LLC, a management consulting firm in New York.

Per-Olof Lööf had been Vice Chairman of the Board of Directors of privately-held GlobalOptions since August 2004, and became our Vice Chairman on June 24, 2005. Mr. Lööf has been the Chief Executive Officer and a Director of Kemet Corporation, a standardized-components supplier in Greenville, South Carolina since April 2005. Prior to joining Kemet, Mr. Lööf was Managing Partner of The QuanStar Group LLC from 2003 to 2004. Mr. Lööf has significant experience in acquisition integration efforts through past positions at Sensormatic Electronics Corporation, where he was President and Chief Executive Officer from 1999 until its acquisition by Tyco International, Ltd. in 2003. Prior to Sensormatic, Mr. Lööf was Senior Vice President at NCR Corporation and Chief Executive Officer of AT&T ISTEL. He also worked for twelve years at Digital Equipment Corporation as Vice President of Sales and Marketing.

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

Daniel L. Burstein had been a director of privately-held GlobalOptions since November 1998, and became a member of our Board of Directors on June 24, 2005. Since 2000, Mr. Burstein has served as the Managing Partner of Millennium Technology Ventures, L.P. and since 2004, as Managing Partner of Millennium Technology Value Partners, L.P. Prior to founding the Millennium funds, Mr. Burstein served as Chief Investment Officer for PS Capital Holdings, L.P. and PS Capital Ventures, L.P., the predecessor funds of Millennium. From 1989 to March 2000, Mr. Burstein served as senior advisor at The Blackstone Group. Mr. Burstein is the author of more than ten books on new technology trends, global economic issues, and popular culture, including Road Warriors, a 1995 book about the birth of digital media and the Internet and Big Dragon, a book about China's future. Mr.Burstein has been a forum fellow at the World Economic Forum in Davos and has been honored many times for his books and journalistic work, including awards from the Overseas Press Club and Sigma Delta Chi. He is also the creator of the "Secrets" series of books which have sold over four million copies in more than thirty languages worldwide. Mr. Burstein is a director of Transforma Acquisition Group, Inc.

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

Thomas P. Ondeck has been President of GlobalOptions, Inc. since January 1999, and President of its GlobalOptions International division since its inception in June of 2006 and heads the multi-disciplinary crisis management teams comprised of investigatory, legal, government relation and public relations experts. He has dealt with national and international crises, including assisting companies besieged by activist and hate groups, plaintiffs’ product liability litigation campaigns, the financial impact of violence in Southeast Asia, threats against multinational businesses by organized criminal elements in the former Soviet Union, extortive litigation involving misuse of the United States civil RICO statute by business competitors and asset looting in Latin America. Mr. Ondeck also heads our investigations and business intelligence practice areas. He supervises our litigation support investigations for law firms. In so doing, Mr. Ondeck’s substantial experience as a litigator enables him to quickly reach the core of clients’ investigative needs, and ensure that their needs are fully met. Mr. Ondeck also spearheads our investigative services for corporations, including due diligence investigations in connection with corporate acquisitions, and internal corporate investigations into potential theft of assets, identity misrepresentation and fraud. Mr. Ondeck was previously a partner in two international law firms and served in the White House as an aide to former President Richard M. Nixon.

Halsey Fischer became the President of Investigations Division of GlobalOptions, Inc. upon its acquisition of the assets and business of CBR on August 14, 2005. Mr. Fischer oversees GlobalOptions’ national investigations practice. Mr. Fischer served as the President and Chief Executive Officer of CBR from its founding in 1998 up until its acquisition by GlobalOptions. During his tenure at CBR, Mr. Fischer built an investigations firm with eight offices services in the United States through acquisitions and organic growth. Under Mr. Halsey’s leadership, CBR developed a state of the art internet case management system for use by remote offices and its clients. Prior to forming CBR, Mr. Fischer was Senior Vice President, U.S. Investigations for Pinkerton Consulting and Investigations, Inc., since acquired by Securitas AB, and was responsible for each of its 28 profit centers across the United States. Mr. Fischer made substantial improvements to the Pinkerton unit’s performance during his leadership. Prior to Pinkerton, Mr. Fischer was Group President of Security Consulting and Investigations for Business Risks International, the predecessor to Pinkerton’s investigations unit.

James Lee Witt became the Chief Executive Officer of the GlobalOptions/James Lee Witt Division upon its acquisition of the assets and business of JLWA on March 10, 2006. As the Chairman and Chief Executive Officer of JLWA from 2002 until its acquisition in March 2006, Mr. Witt provided consulting and crisis management services to state and local governments, educational institutions, the international community and corporations. In 2003, Mr. Witt became the Chief Executive Officer of the International Code Council, a 50,000 member association dedicated to building safety that develops the codes used to construct residential and commercial buildings, including homes and schools. James Lee Witt has over 25 years of disaster management experience, culminating in his appointment as the Director of the Federal Emergency Management Agency (“FEMA”), where he served from 1993-2001. Mr. Witt was appointed by President Clinton and confirmed by the U.S. Senate as Director of the Federal Emergency Management Agency in April 1993. In February 1996, President Clinton elevated Mr. Witt to cabinet status - a first for a FEMA Director. As FEMA Director, Mr. Witt coordinated federal disaster relief on behalf of President Clinton, including the response and recovery activities of 28 federal agencies and departments, the American Red Cross and other voluntary agencies. He also oversaw the National Flood Insurance Program, the U.S. Fire Administration and other pro-active mitigation activities that reduce loss of life and property from all types of hazards. Mr. Witt directed 2,500 employees located in Washington, D.C. and 10 regional offices. Mr. Witt’s professional career includes the formation of Witt Construction, a commercial and residential construction company. After 12 years as a successful businessman and community leader, he was elected County Judge for Yell County, serving as the chief elected official for the county, with judicial responsibilities for county and juvenile court. At age 34, he was the youngest elected official in Arkansas, and was later honored for his accomplishments by the National Association of Counties. After being re-elected six times to the position, Mr. Witt was tapped by then-Governor Bill Clinton to assume leadership of the Arkansas Office of Emergency Services (OES). He served as the Director of the Arkansas OES for four years.

Howard Safir became the Chief Executive Officer of the Safir Rosetti Division of GlobalOptions in May 2006 and has served as Chairman and CEO of Safir Rosetti since December 2001. Prior to that time, Mr. Safir was Vice Chairman of IPSA International, a provider of investigative and security consulting services. From 1996 to 2000, Mr. Safir served as Police Commissioner of New York City. From 1994 to 1996, Mr. Safir served as New York City's Fire Commissioner. Mr. Safir began his law enforcement career in 1965 as a special agent assigned to the New York office of the Federal Bureau of Narcotics, a forerunner of the Drug Enforcement Administration (“DEA”). From 1977 to 1978, Mr. Safir served as Assistant Director of the DEA. From 1978 to 1990, Mr. Safir worked for the United States Marshals Service where he served as Director of the Witness Protection Program and Assistant Director for Operations. Mr. Safir is currently on the boards of GVI Security Solutions (Chairman) and Verint Systems, Inc. Mr. Safir also serves as a Consultant to the Chief Executive Officer of ChoicePoint, Inc.

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

None of our directors or executive officers or their respective immediate family members or affiliates is indebted to us. As of the date of this annual report, there is no material proceeding to which any of our directors, executive officers or affiliates is a party or has a material interest adverse to us.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Four of our five directors are considered “independent” under NASDAQ’s independence standards. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Compliance with Section 16(a) if the Exchange Act

Not Applicable

Board Committees

Our Board of Directors has three standing committees to assist it with its responsibilities. These committees are described below.

The Audit Committee, which is comprised solely of directors who satisfy the SEC audit committee membership requirements, is governed by a board-approved charter that contains, among other things, the committee’s membership requirements and responsibilities. The Audit Committee oversees our accounting, financial reporting process, internal controls and audits, and consults with management and the independent registered public accounting firm (the “independent auditors”) on, among other items, matters related to the annual audit, the published financial statements and the accounting principles applied. As part of its duties, the Audit Committee appoints, evaluates and retains our independent auditors. It maintains direct responsibility for the compensation, termination and oversight of our independent auditors and evaluates the independent auditors’ qualifications, performance and independence. The committee also monitors compliance with our policies on ethical business practices and reports on these items to the board. The Audit Committee has established policies and procedures for the pre-approval of all services provided by the independent auditors. Our Audit Committee is comprised of Messrs. Starr, Bujouves and Lööf, and Mr. Starr is the chairman of the committee.

The Board of Directors has determined that Mr. Ronald M. Starr, who currently is a member of the Board of Directors and chairman of the Audit Committee, is the Audit Committee financial expert, as defined under the Securities Exchange Act of 1934, as amended and is independent as defined by the rules of NASDAQ. The Board of Directors made a qualitative assessment of Mr. Starr’s level of knowledge and experience based on a number of factors, including his formal education and experience as an Attorney for more than 15 years.

The Compensation Committee, which is comprised solely of independent directors, determines all compensation for our chief executive officer; reviews and approves corporate goals relevant to the compensation of our chief executive officer and evaluates our chief executive officer’s performance in light of those goals and objectives; reviews and approves objectives relevant to other executive officer compensation; reviews and approves the compensation of other executive officers in accordance with those objectives; administers our stock option plans; approves severance arrangements and other applicable agreements for executive officers; and consults generally with management on matters concerning executive compensation and on pension, savings and welfare benefit plans where Board of Directors or stockholder action is contemplated with respect to the adoption of or amendments to such plans. The committee makes recommendations on organization, succession, the election of officers, consultantships and similar matters where board approval is required. Our Compensation Committee is comprised of Messrs. Burstein, Starr and Lööf, and Mr. Burstein is the chairman of the committee.

The Nominating Committee, considers and makes recommendations on matters related to the practices, policies and procedures of the Board of Directors and takes a leadership role in shaping our corporate governance. As part of its duties, the committee assesses the size, structure and composition of the Board of Directors and Board of Director committees, coordinates evaluation of board performance and reviews board compensation. The committee also acts as a screening and nominating committee for candidates considered for election to the Board of Directors. In this capacity it concerns itself with the composition of the Board of Directors with respect to depth of experience, balance of professional interests, required expertise and other factors. The committee evaluates prospective nominees identified on its own initiative or referred to it by other Board of Director members, management, stockholders or external sources and all self-nominated candidates. The committee uses the same criteria for evaluating candidates nominated by stockholders and self-nominated candidates as it does for those proposed by other Board of Director members, management and search companies. Our nominating committee is comprised of Messrs. Lööf, Bujouves and Burstein. Mr. Burstein is the chairman of the committee.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applying to our directors, officers and employees. The Code is reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the code to appropriate persons identified in the code, and (v) accountability for adherence to the Code. A copy of the code was filed as Exhibit 14 to our 2005 Annual Report on Form 10-KSB filed with the SEC on April 17, 2006. Additional copies of the Code may be obtained without charge, from us by writing or calling: 75 Rockefeller Plaza, 27th Floor, New York, New York 10019, Attn: Chief Financial Officer, tel: (212) 445-6261.

Item 10. Executive Compensation

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Harvey Schiller, Ph.D. Chairman and Chief Executive Officer	2006	$300,000	$750,000	(1)	$1,558,800(2)	$12,244(4)	$2,621,044

Jeffrey O. Nyweide Chief Financial Officer and Executive Vice President	2006	$300,000	$450,000	(1)	$779,400 (3)	-	$1,529,400

James Lee Witt Chief Executive Officer of Global Options/James Lee Witt Division	2006	$305,000	$125,000	-	-	$10,901 (4)	$440,901

(1)
Dr. Schiller and Mr. Nyweide were granted 100,000 shares and 75,000 shares of restricted stock, respectively, which is subject to vesting starting in 2007 in accordance with annual performance criteria established by the Compensation Committee. None of such restricted stock was vested in 2006.

(2)
On June 12, 2006 Dr. Schiller received a stock option to purchase 125,000 shares of our common stock at $17.60 per share. The option vests ratably upon the first, second and third anniversaries of the date of grant. The option was valued using the Black-Sholes pricing model (For assumptions used in this calculation, See Note 15 in the consolidated financial statements, included within this annual report).

(3)
On June 12, 2006 Mr. Nyweide received a stock option to purchase 62,500 shares of our common stock at $17.60 per share. The option was valued using the Black-Sholes pricing model (For assumptions used in this calculation, See Note 15 in the consolidated financial statements, included within this annual report). The option vests ratably upon the first, second and third anniversaries of the date of grant.

(4)
Amount represents health, life and disability insurance benefits as well as parking fees for Mr. Witt. For Dr. Schiller $10,404 is for health insurance. For James Lee Witt, $6,983 is for health insurance.

Employment and Consulting Arrangements and Change in Control Arrangements

Dr. Schiller entered into a three year employment agreement with GlobalOptions in January 2004. On December 19, 2006 the agreement was amended to extend the term through January 31, 2010. The agreement is subject to automatic one- year extensions, unless either party provides notice to the other party of its intention not to renew the agreement. The amendment provides for an annual base salary of $375,000, $400,000 and $425,000 starting January 1 of 2007, 2008, and 2009 respectively, as well as an annual performance bonus payable 50% in cash and 50% in vested restricted stock based upon the achievement of goals agreed upon mutually between Dr. Schiller and the Compensation Committee. In connection with the extension of the term of this employment agreement, Dr. Schiller was awarded a one-time grant of 100,000 shares of restricted common stock, subject to vesting in accordance with performance criteria established by the Compensation Committee. In the event of death or disability, Dr. Schiller (or his estate) will be entitled to salary and pro rata bonus until termination, and 90 days from termination to exercise vested options; unvested options will be forfeited. If terminated for cause, Dr. Schiller will forfeit all unexercised options. In the event Dr. Schiller terminates for good reason or the employment agreement is terminated without cause, 50% of his unvested stock options will vest and all vested options will remain exercisable for a period of 90 days from termination. The employment agreement contains non-compete and non-solicitation provisions for 12 months following termination, as well confidentiality provisions. In the event of a change of control of the company, the employment agreement provides for the vesting of all unvested options.

GlobalOptions is a party to a consulting agreement with BKS Advisors, LLC (“BKS”) pursuant to which BKS Advisors provides GlobalOptions management with certain business, strategy and financial services. The agreement with BKS had a term which extended through October 2006 and provided for a monthly fee of $25,000 which could be adjusted based on the level of services provided. On June 1, 2005, BKS assigned its rights under this agreement to Jeffrey O. Nyweide, Chief Financial Officer and Executive Vice President of Corporate Development of GlobalOptions Group. On December 19, 2006 the Compensation Committee amended the term of this consulting agreement to extend through January 2010. In addition, the monthly fee provided for in this agreement was increased to $27,083, $29,167, and $31,250 for the years 2007, 2008 and 2009 respectively. In connection with the extension of this consulting agreement, Mr. Nyweide was awarded a one-time grant of 75,000 shares of restricted common stock, subject to vesting in accordance with performance criteria established by the compensation committee. Mr. Nyweide is eligible for an annual performance bonus based upon the achievement of performance criteria established by the compensation committee.

Concurrently with our acquisition of the JLWA, in March 2006, GlobalOptions entered into a four year employment agreement with James Lee Witt, the former president and chief executive officer of Witt. Pursuant to the agreement, Mr. Witt became the Chief Executive Officer of the GlobalOptions/James Lee Witt Division and agreed to perform such other duties and responsibilities as the Board of Directors may assign, and has agreed to devote his full time to GlobalOptions at a salary of $300,000 per year and a discretionary annual bonus. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause, it is required to pay Mr. Witt his base salary and certain benefits for twelve months following termination. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

Outstanding Equity Awards at Year End

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (1) (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares that have not vested (#)	Equity Incentive Plan Awards: Market value at December 31, 2006 of Unearned shares that have not vested($)

Harvey Schiller(2)	110,294 221 110 110 110 110 110 36,765 41,667 -	- - - - - - - - 83.333 125,000	$ 4.80 $ 4.80 $ 4.80 $ 4.80 $ 4.80 $ 4.80 $ 4.80 $ 5.44 $20.00 $17.60	2/1/07 12/31/07 4/22/08 7/22/08 10/24/08 12/16/08 1/16/07 12/20/09 11/18/10 6/12/11	100,000(1)	$1,240,000(3)
Jeffrey O. Nyweide	1,226 20,833 62,500	613 41,667 62,500	$ 5.44 $20.00 $17.60	12/20/09 11/18/10 6/12/11	75,000(1)	$930,000(3)
James Lee Witt	-	-	-	-	-	-

(1)
Pursuant to the terms of their respective employment and consulting agreements, all of Dr. Schiller’s and Mr. Nyweide’s stock options and restricted stock will vest immediately upon change in control of the company, and all performance conditions for any performance stock options or restricted stock will be deemed to be met.

(2)	On February 1, 2007 Dr. Schiller exercised options of 110,294, on a cashless basis and was issued 39,706 shares of common stock.

(3)
Amounts represent shares of restricted stock valued at $12.40 per share, which were granted in connection with the extension of Dr. Schiller’s and Mr. Nyweide’s agreements on December 19, 2006, and are subject to vesting in accordance with performance criteria established by the Compensation Committee. We estimate that the target number of shares to vest for Dr. Schiller and Mr. Nyweide, during 2007, are 31,250 and 23,438, respectively. Twenty percent of the vesting amount can be earned by achieving single year performance criteria established annually by the Compensation Committee and the Board of Directors. Eighty percent of the vesting amount can be earned by achieving longer term, strategic performance metric targets as established by the Compensation Committee and the Board of Directors.

2004 Non-Statutory Stock Option Plan

In April 2004, the Board of Directors and stockholders of Creative Solutions adopted and approved the 2004 Non-Statutory Stock Option Plan (the “2004 Plan”), which provided for grants of non-statutory, or non-qualified, stock options to purchase up to 1,500,000 shares of our common stock. However, no options have been issued or are outstanding under the 2004 Plan, nor does our management intend to grant any options under the 2004 Plan.

2005 Stock Option Plan

The 2005 Stock Option Plan (the “2005 Plan”) was adopted as of August 5, 2005. At the time of the reverse merger, our wholly-owned subsidiary GlobalOptions had outstanding stock options to purchase 556,340 shares of GlobalOptions’ common stock, which became stock options to purchase 237,259 shares of common stock of GlobalOptions Group after giving effect to the reverse merger exchange ratio. We have assumed all of the options to purchase 327,259 shares of our common stock under the 2005 Plan. In addition, during November 2005, March 2006, April 2006 and May 2006 we granted options for the purchase of 237,259, 27,778, 15,375 and 107,276 shares of common stock, respectively, under the 2005 Plan.

The purpose of the 2005 Plan is to provide directors, officers and employees of, as well as consultants advisors to our company and our subsidiaries, with additional incentives by increasing their ownership interest in our company. Our Board of Directors believes that our policy of granting stock options to such persons will provide us with a potential critical advantage in attracting and retaining qualified candidates. In addition, the 2005 Plan is intended to provide us with maximum flexibility to compensate plan participants. We believe that such flexibility will be an integral part of our policy to encourage employees, non-employee directors, consultants and advisors to focus on the long-term growth of stockholder value. Our Board of Directors believes that important advantages are gained through an option program such as the 2005 Plan which includes incentives for motivating our employees while simultaneously promoting a closer identity of interest between employees, non-employee directors, consultants and advisors on the one hand, and the stockholders on the other.

Stock options granted under the 2005 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. We have reserved 6,500,000 shares of our common stock for issuance under the 2005 Plan.

The 2005 Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has the power to determine the terms of any stock options granted under the 2005 Plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the 2005 Plan are generally not transferable and are exercisable during the lifetime of the optionee only by such optionee. The exercise price of all incentive stock options granted under the 2005 Plan must be at least equal to the fair market value of the shares of our common stock on the date of the grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the company’s stock, the exercise price of any incentive stock option granted must be equal to at least 110% of the fair market value on the grant date.

The 2005 Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which our common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the 2005 Plan or broaden eligibility except that no amendment or alteration to the 2005 Plan shall be made without the approval of stockholders which would:

•	materially increase the number of options that may be granted under the 2005 Plan, or

•	materially increase the benefits accruing to 2005 Plan participants, or

•	materially modify 2005 Plan participation eligibility requirements, or

•	materially decrease the exercise price of any options, or

•	extend the term of any option.

Unless otherwise indicated, the 2005 Plan will remain in effect for a period of nine years from the date adopted unless terminated earlier by the Board of Directors, and all stock options then outstanding under the 2005 Plan shall remain in effect until they have expired or been exercised.

On October 17, 2006, the Board of Directors stipulated that the remaining shares reserved, but unissued, with respect to any awards under the Company’s 2005 Plan were hereby unreserved and that no new awards were to be issued pursuant to the 2005 Plan.

2006 Stock Option Plan

The purpose of the 2006 Stock Option Plan, which was adopted as of June 12, 2006 (the “2006 Plan”), is to provide directors, officers and employees of, as well as consultants and advisors to our company and our subsidiaries, with additional incentives by increasing their ownership interest in our company. Stock options granted under the 2006 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. We have reserved 8,500,000 shares of our common stock for issuance under the 2006 Plan.

The 2006 Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has the power to determine the terms of any stock options granted under the 2006 Plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise. Stock options granted under the 2006 Plan are generally not transferable and are exercisable during the lifetime of the optionee only by such optionee. The exercise price of all incentive stock options granted under the 2006 Plan must be at least equal to the fair market value of the shares of our common stock on the date of the grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the company’s stock, the exercise price of any incentive stock option granted must be equal to at least 110% of the fair market value on the grant date.

In June 2006 and August 2006, the Company granted options for the purchase of 230,000 and 30,488 shares, respectively, of common stock under the 2006 Plan.

The 2006 Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which our common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the 2006 Plan or broaden eligibility except that no amendment or alteration to the 2006 Plan shall be made without the approval of stockholders which would:

•	materially increase the number of options that may be granted under the 2006 Plan, or

•	materially increase the benefits accruing to 2006 Plan participants, or

•	materially modify 2006 Plan participation eligibility requirements, or

•	materially decrease the exercise price of any options, or

•	extend the term of any option.

Unless otherwise indicated, the 2006 Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the Board of Directors, and all stock options then outstanding under the 2006 Plan shall remain in effect until they have expired or been exercised.

On October 17, 2006, the Board of Directors approved that the remaining shares reserved, but unissued, with respect to any awards under the Company’s 2006 Plan were hereby unreserved and that no new awards were to be issued pursuant to the 2006 Plan.

2006 Long Term Incentive Plan

The purposes of the 2006 Long Term Incentive Plan, which was adopted by stockholders on December 5, 2006 is to promote the long-term financial interest of the Company, including growth in the value of the Company's equity and enhancement of long-term stockholder return, by: (i) attracting and retaining persons eligible to participate in the Plan; (ii) motivating Plan participants, by means of appropriate incentives, to achieve long-range goals; (iii) providing incentive compensation opportunities that are competitive with those of other similar companies; and (iv) further aligning Plan participants' interests with those of other stockholders of the Company through compensation that is based on the Company's common stock. Awards under this plan include stock options, stock appreciation rights, stock awards, performance awards and other stock based awards. Stock options granted under this plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. We have reserved 12,000,000 shares of our common stock for issuance under the 2006 Long-Term Incentive Plan.

The 2006 Long-Term Incentive Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has the power to determine the terms of any awards granted under the 2006 Long-Term Incentive Plan, including the exercise price, the number of shares subject to the stock option and conditions of exercise, terms of restriction and vesting, as applicable. Stock options granted under the 2006 Long-Term Incentive Plan are generally not transferable and are exercisable during the lifetime of the optionee only by such optionee. The exercise price of all incentive stock options granted under the 2006 Long-Term Incentive Plan must be at least equal to the fair market value of the shares of our common stock on the date of the grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the company’s stock, the exercise price of any incentive stock option granted must be equal to at least 110% of the fair market value on the grant date.

On December 19, 2006, we awarded 175,000 shares of restricted stock to two senior officers under the terms of the renewal of their employment and consulting agreements under the 2006 Long-Term Incentive Plan. On January 1, 2007, we  granted stock options to purchase an aggregate of 32,500 shares of our common stock under the 2006 Long-Term Incentive Plan. On January 9, 2007, we granted stock options to purchase an aggregate of 26,409 shares of common stock in connection with the acquisition of Online under the 2006 Long-Term Incentive Plan. On February 28, 2007, we granted stock options to purchase an aggregate of 62,504 shares of its common stock in connection with the acquisition of Facticon under the 2006 Long-Term Incentive Plan. On February 28, 2007, we granted stock options to purchase 38,894 shares of its common stock in connection with the acquisition of Bode under the 2006 Long-Term Incentive Plan. On January 1, 2007, we awarded 3,471 shares of our common stock under the 2006 Long-Term Incentive Plan.

The 2006 Long-Term Incentive Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which our common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the 2006 Long-Term Incentive Plan or broaden eligibility except that no amendment or alteration to the 2006 Long-Term Incentive Plan shall be made without the approval of stockholders which would:

•	materially increase the number of options that may be granted under the 2006 Long-Term Incentive Plan, or

•	materially increase the benefits accruing to the 2006 Long-Term Incentive Plan participants, or

•	materially modify the 2006 Long-Term Incentive Plan participation eligibility requirements, or

•	materially decrease the exercise price of any options, or

•	extend the term of any option.

Unless otherwise indicated, the 2006 Long-Term Incentive Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the Board of Directors, and all stock options then outstanding under the 2006 Long-Term Incentive Plan shall remain in effect until they have expired or been exercised.

2006 Employee Stock Purchase Plan

The purpose of the 2006 Employee Stock Purchase Plan, which was adopted by stockholders on December 5, 2006 is to provide an incentive for employees of the Company and its participating subsidiaries. The Plan permits such employees to acquire or increase their proprietary interests in the Company through the purchase of shares of Common Stock of the Company, thereby creating a greater community of interest between the Company's stockholders and its employees. The Plan is intended to qualify as an "Employee Stock Purchase Plan" under Sections 421 and 423 of the Internal Revenue Code of 1986, as amended (the "Code"). We have reserved 2,000,000 shares of our common stock for issuance under the 2006 Employee Stock Purchase Plan.

The 2006 Employee Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has the authority to make rules and regulations for the administration of the 2006 Employee Stock Purchase Plan. All employees are eligible to participate in the 2006 Employee Stock Purchase Plan.

Director Compensation

Director Compensation Table

Name	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total

Harvey Schiller (2)	-	-	-	-
Per-Olof Lööf (3)	-	$124,704	-	$124,704
Daniel Burstein (4)	-	$124,704	-	$124,704
Ronald Starr (5)	-	$155,580	-	$155,580
John Bujouves (6)	-	$124,701	-	$124,701

(1)
Amount represents the value of stock options granted to members of the Board of Directors in 2006. The options were valued using the Black-Sholes pricing model (For assumptions used in this calculation, See Note 15 in the consolidated financial statements, included within this annual report).

(2)
Pursuant solely to his position as Chief Executive Officer, Dr. Schiller was awarded stock options to purchase 272,831 and 125,000 shares of our common stock under the 2005 Plan, and the 2006 Plan, respectively. On February 1, 2007, Dr Schiller exercised options to purchase 110,294 common shares in a cashless basis and was issued 39,706 shares of our common stock. As of March 23, 2007, an aggregate 282,537 shares of our common stock are issuable to Dr. Schiller upon exercise of options outstanding under our equity compensation plans.

(3)
Stock options to purchase 8,125 and 10,000 shares of our common stock have been granted to Mr. Lööf under the 2005 Plan, and the 2006 Plan, respectively. On January 1, 2007, an option to purchase an additional 6,250 shares was granted to Mr. Lööf under the 2006 Long Term Incentive Plan. As of March 23, 2007, an aggregate 24,375 shares of our common stock are issuable to Mr. Lööf upon exercise of options outstanding under our equity compensation plans.

(4)
Stock options to purchase 9,044 and 10,000 shares of our common stock have been granted to Mr. Burstein under the 2005 Plan, and the 2006 Plan, respectively. On January 1, 2007 an option to purchase an additional 6,250 shares of our common stock was granted to Mr. Burstein under the 2006 Long Term Incentive Plan. As of March 23, 2007, an aggregate 25,294 shares of our common stock are issuable to Mr. Burstein upon exercise of options outstanding under our equity compensation plans.

(5)
Stock options to purchase 10,607 and 12,500 shares of our common stock have been granted to Mr. Starr under the 2005 Plan and the 2006 Plan, respectively. As of March 23, 2007, an aggregate 23,107 shares of our common stock are issuable to Mr. Starr upon exercise of options outstanding under our equity compensation plans.

(6)
Stock options to purchase 8,125 and 10,000 shares of our common stock have been granted to Mr. Bujouves under the 2005 Plan and the 2006 Plan, respectively. On January 1, 2007 an option to purchase an additional 6,250 shares of our common stock was granted to Mr. Bujouves under the 2006 Long Term Incentive Plan. As of March 23, 2007, an aggregate 24,375 shares of our common stock are issuable to Mr. Bujouves upon exercise of options outstanding under our equity compensation plans.

A compensation plan for our Board of Directors for the fiscal years 2005, 2006, and 2007 (the “Directors Plan”) has been established.

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

On November 18, 2005, we granted options to purchase a total of 34,063 shares of our common stock to the independent members of our Board of Directors. These options were granted at an exercise price based upon the closing price of the common stock on the date of grant, have a term of five years and are fully vested at December 31, 2005.

On June 12, 2006, we granted options to purchase a total of 42,500 shares of our common stock to the independent members of our Board of Directors. These options were granted at an exercise price based upon the closing price of the common stock on the date of grant, have a term of five years and vested in equal installments, 50% in June 30, 2006, 25% in September 30, 2006 and 25% in December 31, 2006.

On January 1, 2007, we granted, in the aggregate, 32,500 options to three of the four independent members of the Board of Directors, to purchase shares of our common stock under the 2006 Long-Term Incentive Plan. These options were granted at an exercise price based upon the closing price of the common stock on the date of grant, have a term of five years and vest in equal installments, 25% at March 31, 2007, 25% at June 30, 2007, 25% in September 30, 2007 and 25% in December 31, 2007.

PRINCIPAL STOCKHOLDERS

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 28, 2007 and Series A Convertible Preferred Stock and Series B Convertible Preferred Stock beneficially owned on March 28, 2007 by:

•	Each person who is known by us to beneficially own 5% or more of our common stock, or 5% of more of our Series A or Series B Convertible Preferred Stock
•	each of our directors and executive officers; and
•	all of our directors and executive officers, as a group.

Some of the persons listed below may own stock in another class, but such ownership is only listed if it is more than 5% of such other class. Except as otherwise set forth below, the address of each of the persons listed below is GlobalOptions Group, Inc., 75 Rockefeller Plaza, 27th Floor, New York, New York 10019.

Name and Address of Beneficial Owner	Common Stock Owned Beneficially Owned (1)			Series A Convertible Preferred Stock Beneficially Owned (2)		Series B Convertible Preferred Stock Beneficially Owned (3)
	Shares		%	Shares	%	Shares		%
5% or Greater Stockholders:
SR II, LLC	375,000	(4)	12.6
Rising Wolf II, LLC	308,383	(5)	10.3
Neil Simon	189,780	(6)	6.3	104	1.6	1,178		2.2
Gale Hayman	189,780	(7)	6.3	104	1.6
Joan Stanton	181,249	(8)	6.1
IIU Nominees Ltd.	178,125	(9)	5.6	1,500	23.7
Moore Macro Fund L.P.	131,743	(10)	4.3	1,000	15.8
Integris Funds Ltd.	123,047	(11)	4.0	1,500	23.7
Capital Trust Investments Limited	41,016	(12)	1.4	500	7.9
Verus International Group Limited	32,396	(13)	1.1	358	5.7
Magnetar Capital Fund, L.P.	710,490	(14)(28)	4.9			5,271		9.9
North Sound Legacy Institutional Fund LLC	3,129,547	(15)(28)	4.9			29,332	(16)(28)	55.3
North Sound Legacy International Ltd.	3,129,547	(17)(28)	4.9			29,332	(18)(28)	55.3
Vicis Capital LLC	684,100	(19)(28)	4.9			6,052		11.4

Directors and Executive Officers:
Harvey W. Schiller	243,115	(20)	7.9	22	*
Per-Olof Lööf	41,263	(21)	1.4	11	*
Jeffrey O. Nyweide	97,059	(22)	3.2
Ronald M. Starr	22,923	(23)	*
Daniel L. Burstein	328,807	(24)	10.9
John P. Bujouves	19,688	(25)	*
James Lee Witt	66,266	(26)	2.2

All executive officers and directors as a group (10 persons)	1,278,372		42.5%	33	*

___________________

*   Less than 1% of outstanding shares.

(1)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Includes the conversion of all shares of Series A Convertible Preferred Stock and such shares of Series B Convertible Preferred Stock as permitted pursuant to the 4.99% beneficial ownership cap set forth in the Series B Convertible Preferred Stock Certificate of Designation. Includes warrants to purchase shares of our common stock exercisable within 60 days of March 28, 2007. Also includes options to purchase shares of our common stock exercisable within 60 days of March 28, 2007, which have been granted under the 2005 Stock Option Plan, the 2006 Stock Option Plan or the 2006 Long-Term Incentive Plan. Each share of Series A Convertible Preferred Stock and each share of Series B Convertible Preferred Stock are convertible into 62.5 shares of our common stock, subject to the 4.99% beneficial ownership cap set forth in the Series B Convertible Preferred Stock Certificate of Designations.

Based upon 2,984,514 shares of our common stock outstanding on March 28, 2007 and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of March 28, 2007.

(2)
Consists solely of shares of Series A Convertible Preferred Stock, as a separate class, and includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person.

Based upon 6,330 shares of our Series A Convertible Preferred Stock, convertible into 395,625 shares of our common stock, outstanding on March 28, 2007.

(3)
Consists solely of shares of Series B Convertible Preferred stock, as a separate class, and includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person.

Based upon 53,070 shares of our Series B Convertible Preferred Stock, convertible into 3,316,875 shares of our common stock, outstanding on March 19, 2007.

(4)
SR II, LLC is a Delaware Limited Liability Company. As the Chief Executive Officer and significant member of SR II, LLC Mr. Howard Safir, an executive officer, may be deemed to beneficial owner of the shares of our common stock held by SR II, LLC. Mr. Safir disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of SR II, LLC is 415 Madison Avenue, 17th Floor, New York, NY 10017.

(5)
Rising Wolf II, LLC is a Delaware limited liability company owned by Millennium Technology Value Partners, LP and Millennium Technology Value Partners (RCM), LP (collectively, the “TVP Funds”). Daniel L. Burstein is a member of the general partner that manages the TVP Funds and may be deemed to be the beneficial owner of the shares of our common stock held by Rising Wolf II, LLC. Mr. Burstein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of Rising Wolf II, LLC is 350 Park Avenue, New York, NY 10022.

(6)
Consists of 181,249 shares of our common stock, 6,500 shares of our common stock issuable upon the conversion of Series A Convertible Preferred Stock and 2,031 shares of Common Stock reserved for issuance upon exercise of warrants. Does not include 73,625 shares of our common stock issuable upon the conversion of Series B Convertible Preferred Stock and 52,092 shares of our common stock reserved for issuance upon exercise of warrants subject to the 4.99% beneficial ownership cap set forth in the Series B Convertible Preferred Stock Certificate of Designation.

(7)
Consists of 181,249 shares of our common stock, 6,500 shares of our common stock issuable upon the conversion of Series A Convertible Preferred Stock and 2,031 shares of our common stock reserved for issuance upon exercise of warrants.

(8)	Consists of 181,249 shares of our common stock.

(9)
IIU Nominees Ltd. is incorporated in Ireland with an address at c/o International Investment and Underwriting, IFSC House Custom House Quay, Dublin 1 Ireland. Consists of 6,250 shares of our common stock, 93,750 shares of our common stock issuable upon the conversion of Series A Convertible Preferred Stock and 78,125 shares of our common stock reserved for issuance upon exercise of warrants.

(10)
Moore Macro Fund L.P. is a Bahamian limited partnership with an address at c/o Citco Fund Services (Bahamas), Ltd., One Montague Place, Nassau, Bahamas. Consists of 62,500 shares of our common stock issuable upon the conversion of Series A Convertible Preferred Stock, 31,250 shares of our common stock and 37,993 shares of our common stock reserved for issuance upon exercise of warrants.

(11)
Integris Funds Ltd. is a Cayman Islands company with an address at c/o Bayshore Bank and Trust, Lauriston House, Lower Collymare Rock, PO Box 1132, Bridgetown Barbados. Consists of 93,750 shares of our common stock issuable upon the conversion of Series A Convertible Preferred Stock and 29,297 shares of our common stock reserved for issuance upon exercise of warrants. Integris Funds Ltd. is an affiliate of Bayshore Bank & Trust Corp. of which Mr. Bujouves is the Chairman. He disclaims beneficial ownership with respect to the shares held by Integris Funds Ltd.

(12)
The address of Capital Trust Investments Limited is 1717 Pennsylvania Avenue, N.W., Suite 300, Washington, D.C., 20006. Consists of 31,250 shares of our common stock issuable upon the conversion of Series A Convertible Preferred Stock and 9,766 shares of our common stock reserved for issuance upon exercise of warrants.

(13)
The address of Verus International Group Limited is 655 Madison Avenue, 17th Floor, New York, New York, 10021. Consists of 22,375 shares of our common stock issuable upon the conversion of Series A Convertible Preferred Stock, 3,029 shares of our common stock and 6,992 shares of our common stock reserved for issuance upon exercise of warrants.

(14)
Consists of 147,966 shares of our common stock, 329,438 shares of our common stock issuable upon the conversion of Series B convertible preferred stock and 233,086 shares of our common stock issuable upon the exercise of warrants. Magnetar Financial LLC is the sole general partner of Magnetar Capital Fund, LP (“Magnetar Capital Fund”) and consequently has sole voting control and investment discretion over securities held by Magnetar Capital Fund. Magnetar Financial LLC disclaims beneficial ownership of the shares held by Magnetar Capital Fund. Alec Litowitz has voting control over Supernova Management LLC, the general partner of Magnetar Capital Partners LP, the sole managing member of Magnetar Financial LLC. As a result, Mr. Litowitz may be considered the beneficial owner of any shares deemed to be beneficially owned by Magnetar Financial LLC. Mr. Litowitz disclaims beneficial ownership of these shares.

(15)
Consists of 1,319,944 shares of our common stock issuable upon the conversion of Series B convertible preferred stock, 513,294 shares of our common stock issuable upon the conversion of Series B convertible preferred stock held by North Sound Legacy Institutional Fund LLC, a related entity, 933,899 shares of our common stock issuable upon the exercise of warrants and 362,410 shares of our common stock issuable upon the exercise of warrants held by North Sound Legacy Institutional Fund LLC, a related entity. NorthSound Capital LLC is the investment advisor to North Sound Legacy International Ltd. Thomas McAuley is the manager and controlling person of North Sound Capital LLC and disclaims beneficial ownership of the shares except for his precuniary interest. The address of North Sound Legacy International Ltd. is 20 Horseneck Lane, Greenwich, CT 06830.

(16)
Consists of 21,119.1 shares of Series B Convertible Preferred Stock and 8,212.7 shares of our Series B Convertible Preferred Stock held by North Sound Legacy Institutional Fund LLC, a related entity. North Sound Capital LLC is the investment advisor to North Sound Legacy International Ltd. Thomas McAuley is the manager and controlling person of North Sound Capital LLC and disclaims beneficial ownership of the shares except for his precuniary interest. The address of North Sound Legacy International Ltd. is 20 Horseneck Lane, Greenwich, CT 06830.

(17)	Consists of 513,294 shares of our common stock issuable upon the conversion of Series B convertible preferred stock, 1,319,944 shares of our common stock issuable upon the conversion of Series B convertible preferred stock held by North Sound Legacy International Ltd., a related entity, 362,410 shares of our common stock issuable upon the exercise of warrants and 933,899 shares of our common stock issuable upon the exercise of warrants held by North Sound Legacy International Ltd., a related entity. North Sound Capital LLC is the managing member of North Sound Legacy Institutional Fund LLC. Thomas McAuley is the manager and controlling person of North Sound Capital LLC and disclaims beneficial ownership of the shares except for his pecuniary interest. The address of North Sound Legacy Institutional Fund LLC is 20 Horseneck Lane Greenwich, CT 06830.

(18)
Consists of 8,212.7 shares of Series B Convertible Preferred Stock and 21,119.1 shares of our Series B Convertible Preferred Stock held by North Sound Legacy International Ltd., a related entity. North Sound Capital LLC is the managing member of North Sound Legacy Institutional Fund LLC. Thomas McAuley is the manager and controlling person of North Sound Capital LLC and disclaims beneficial ownership of the shares except for his pecuniary interest. The address of North Sound Legacy Institutional Fund LLC is 20 Horseneck Lane Greenwich, CT 06830.

(19)
Consists of 37,500 shares of our common stock, 378,233 shares of our common stock issuable upon the conversion of Series B convertible preferred stock and 268,367 shares of our common stock issuable upon the exercise of warrants. The address of Vicis Capital LLC is Tower 56, Suite 700 New York, NY 10022.

(20)
Consists of 162,106 shares of our common stock, 1,375 shares of our common stock issuable upon the conversion of Series A convertible preferred stock, 430 shares of our common stock reserved for issuance upon exercise of warrants and 79,204 shares of our common stock issuable upon exercise of stock options exercisable under the 2005 Stock Option Plan.

(21)
Consists of 20,672 shares of our common stock, 688 shares of our common stock issuable upon the conversion of Series A convertible preferred stock, 215 shares of our common stock reserved for issuance upon exercise of warrants held by Lööf Holdings, LLC, a limited liability company controlled by Mr. Lööf, 8,125 shares of our common stock issuable upon the exercise of stock options exercisable under the 2005 Stock Option Plan, 10,000 shares of our common stock issuable upon the exercise of stock options exercisable under the 2006 Stock Option Plan and 1,563 shares of our common stock issuable upon the exercise of stock options issued under the 2006 Long Term Incentive Plan.

(22)	Consists of 75,000 shares of our common stock and 22,059 shares of our common stock issuable upon exercise of stock options exercisable under the 2005 Stock Option Plan.

(23)
Consists of 10,423 shares of our common stock issuable upon exercise of stock options exercisable under the 2005 Stock Option Plan and 12,500 shares of our common stock issuable upon the exercise of stock options exercisable under the 2006 Stock Option Plan.

(24)
Consists of 8,861 shares of our common stock issuable upon exercise of stock options exercisable under the 2005 Stock Option Plan, 10,000 shares of our common stock issuable upon the exercise of stock options exercisable under the 2006 Stock Option Plan and 1,563 shares of our common stock issuable upon the exercise of stock options issued under the 2006 Long Term Incentive Plan and 308,383 shares of our common stock held by Rising Wolf II, LLC. Rising Wolf II, LLC is a Delaware limited liability company owned by Millennium Technology Value Partners, LP and Millennium Technology Value Partners (RCM), LP (collectively, the “TVP Funds”). Daniel L. Burstein is a member of the general partner that manages the TVP Funds and may be deemed to be the beneficial owner of the shares of our common stock held by Rising Wolf II, LLC. Mr. Burstein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of Rising Wolf II, LLC is 350 Park Avenue, New York, NY 10022.

(25)
Mr. Bujouves is the Chairman of Bayshore Bank & Trust Corp., an affiliate of Integris Funds Ltd. He disclaims beneficial ownership with respect to the shares held by Integris Funds Ltd. Consists of 8,125 shares of our common stock issuable upon exercise of stock options exercisable under the 2005 Stock Option Plan and 10,000 shares of our common stock issuable upon the exercise of stock options exercisable under the 2006 Stock Option Plan, and 1,563 shares of our common stock issuable upon the exercise of stock options exercisable under the 2006 Long Term Incentive Plan.

(26)	Consists of 66,265 shares of our common stock and 81,967 of our common stock issued to James Lee Witt Associates, LLC in the closing of our acquisition of JLWA on March 10, 2006.

(27)
Consists of 1,278,372 shares of our common stock, 2,063 shares of our common stock issuable upon the conversion of Series A convertible preferred stock, 645 shares of our common stock reserved for issuance upon exercise of warrants, 176,932 shares of our common stock issuable upon the exercise of stock options exercisable under the 2005 Stock Option Plan and 42,500 shares of our common stock issuable upon the exercise of stock options exercisable under the 2006 Stock Option Plan, and 4,689 shares of our common stock issuable upon the exercise of stock options exercisable under the 2006 Long Term Incentive Plan. Included in the above calculations are three executive officers who are not specifically identified in the Security Ownership Table.

(28)	Pursuant to the terms of the certificate of designation for the Series B convertible preferred stock, the number of shares of our common stock that may be acquired by any holder of Series B convertible preferred stock upon any conversion of the preferred stock or that shall be entitled to voting rights is limited to the extent necessary to ensure that, following such conversion, the number of shares of our common stock then beneficially owned by such holder and any other persons or entities whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of the Securities and Exchange Act of 1934, as amended, does not exceed 4.99% of the total number of shares of our common stock then outstanding. In addition, the holder of the Series B convertible preferred stock also owns warrants (the “Series B Warrants”) which also provide that the number of shares of our common stock that may be acquired by any holder of the Series B Warrants upon exercise of the Series B Warrants is limited to the extent necessary to ensure that, following such exercise, the number of shares of our common stock then beneficially owned by such holder and any other persons or entities whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of the Securities and Exchange Act of 1934, as amended, does not exceed 4.99% of the total number of shares of our common stock then outstanding.

Item 12. Certain Relationships and Related Transactions, and Director Independence

On May 12, 2006, in connection with our acquisition of Safir, the QuanStar Group, LLC ("QuanStar Group”) was paid a finder's fee of $375,000. In addition, for the years ended December 31, 2006 and 2005 we paid the QuanStar Group approximately $7,800 per month for our administrative headquarters. Harvey W. Schiller, Ph.D., the Company's Chairman and Chief Executive Officer, is a partner in the QuanStar Group. Per Olof Loof, the Company's Vice Chairman of the Board is a former partner in the Quanstar Group. The rental arrangement with the QuanStar group was terminated in January 2007.

As more fully described in Item 1. Description of Business, on March 10, 2006, we purchased substantially all of the assets and liabilities of JLWA. As a result, James Lee Witt became our Chief Executive Officer of the GlobalOptions/James Lee Witt Division of GlobalOptions, Inc. The terms of Mr. Witt’s employment agreement are described in Item 10. Executive Compensation above.

As more fully described in Item 1. Description of Business, on May 12, 2006, we acquired substantially all of the business and assets of Safir. As a result, Howard Safir became our Chief Executive Officer of GlobalOptions/Safir Rosetti Division of GlobalOptions, Inc.

Concurrently with our acquisition of Safir, we entered into a three year employment agreement with Howard Safir whereby Mr. Safir agreed to perform such duties and responsibilities as the Board of Directors may assign, and has agreed to devote his full time to GlobalOptions at a salary of $300,000 per year and a discretionary annual bonus. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause, it is required to pay Mr. Safir his base salary and certain benefits through March 21, 2009, if the date of termination occurs during the initial term. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

Concurrently with its acquisition of the assets and business of CBR on August 14, 2005, we entered into a three-year employment and noncompetition agreement with Halsey Fischer, our current President of the Investigations Division of GlobalOptions, Inc. and the former president and chief executive officer of CBR. Pursuant to the agreement, Mr. Fischer agreed to perform such duties and responsibilities as the Board of Directors may assign, and has agreed to devote his full business time to GlobalOptions at a salary of $200,000 per year and a discretionary annual bonus of up to $50,000. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party after three years from the commencement date. In the event GlobalOptions terminates the employment agreement without cause, it is required to pay Mr. Fischer his base salary and certain benefits for six months following termination. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

Mr. Ondeck, our President of the Global International Division of GlobalOptions, Inc., entered into a five year employment agreement in January 2002. On October 17, 2006, this agreement was amended to extend the term through January 2010. The agreement is subject to automatic one year extensions unless either party provides notice to the other party of its intention not to renew the agreement. The amended agreement provides for an annual base salary of $300,000 and an annual bonus of up to one hundred percent of base salary. The bonus amount is based upon the achievement of mutually agreed upon goals established by the Compensation Committee. Salary increases will be determined by the Compensation Committee and will be based upon the Company’s performance, as well as Mr. Ondeck’s contribution to that performance. Pursuant to the employment agreement, GlobalOptions maintains a “key-man” life insurance policy on the life of Mr. Ondeck, with a face amount of $500,000. The employment agreement may be terminated for cause by GlobalOptions upon the death or disability of Mr. Ondeck, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause, it is required to pay Mr. Ondeck his current base salary and benefits for the lesser of 12 months, or the remaining term of the agreement.

The Board of Directors considered the following relationships in determining that Per-Olof Lööf, Daniel L. Burstein, Ronald M. Starr and John P. Bujouves meet the independence standards of Nasdaq. The Board of Directors considered Mr. Loof's prior relationship with the QuanStar Group and determined it would not interfere with his independence, as defined by Nasdaq’s rules and regulations. The Board of Directors considered that Mr. Burstein is a member of the general partner that manages Millennium Technology Value Partners, LP and Millennium Technology Value Partners (RCM), LP, the owners of Rising Wolf II, LLC, a 10% owner of our Common Stock and determined it would not interfere with his independence, as defined by Nasdaq’s rules and regulations. The Board of Directors considered that Mr. Bujoves is the Chairman of Bayshore Bank & Trust Corp. an affiliate of Integris Funds Ltd., a 5% owner of our Series A Convertible Preferred Stock and determined it would not interfere with his independence, as defined by Nasdaq’s rules and regulations. The Board of Directors considered that Mr. Starr is a Managing Director at Starr & Company, LLC, an accounting and business management firm for high net worth individuals, of which numerous of our stockholders are clients and determined it would not interfere with his independence, as defined by Nasdaq’s rules and regulations.

Item 13. Exhibits.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated June 24, 2005, among Creative Solutions with Art, Inc., GlobalOptions Acquisition Corp. and GlobalOptions, Inc. (2)
2.2	Agreement and Plan of Merger between GlobalOptions Group, Inc., a Nevada corporation and GlobalOptions Group, Inc., a Delaware corporation, dates as of December 5, 2006. (17)
3.1	Certificate of Incorporation of GlobalOptions Group, Inc. (17)
3.2	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A convertible peferred stock. (17)
3.3	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series B convertible preferred stock. (17)
3.4	Certificate of Amendment to Certificate of Incorporation effecting a 1 for 8 reverse stock split, effective March 6, 2007. (20)
3.5	Bylaws. (17)
4.1	Form of Four-Year Warrant to Purchase Common Stock at $2.00 per share. (3)
4.2	Form of Four-Year Warrant to Purchase Common Stock at $2.50 per share. (3)
4.3	Form of Series B-1 and B-2 Warrant. (13)
10.1	2004 Non-Statutory Stock Option Plan. (1)
10.2	2005 Stock Option Plan. (4)
10.3	Employment Agreement, dated as of January 29, 2004, between Harvey W. Schiller, Ph.D. and GlobalOptions, Inc., assigned to and assumed by GlobalOptions Group, Inc. (3)
10.4
Letter Agreement among GlobalOptions Group, Inc., GlobalOptions, Inc. and Harvey W. Schiller, pursuant to which GlobalOptions Group, Inc. assumed Dr. Schiller’s original employment agreement with GlobalOptions, Inc. (3)

10.5	Employment Agreement, dated as of January 24, 2002, between Thomas P. Ondeck and GlobalOptions, Inc. (3)
10.6	Form of Lock-Up letter between GlobalOptions Group and certain pre-merger stockholders. (3)
10.7	Form of Lock-Up letter between GlobalOptions Group and former GlobalOptions stockholders. (3)
10.8	Form of Private Placement Subscription Agreement. (3)
10.9	Asset Purchase Agreement by and among GlobalOptions, Inc., Confidential Business Resources, Inc., Halsey R. Fisher and Fisher & Associates, Inc. (5)
10.10	Amendment to Asset Purchase Agreement by and among GlobalOptions, Inc., Confidential Business Resources, Inc., Halsey R. Fisher and Fisher & Associates, Inc., dated as of June 14, 2005. (5)
10.11	Second Amendment to Asset Purchase Agreement by and among GlobalOptions, Inc., Confidential Business Resources, Inc., Halsey R. Fisher and Fisher & Associates, Inc., dated as of July 29, 2005. (5)
10.12	Asset Purchase Agreement, dated as of January 13, 2006, by and between GlobalOptions Group, Inc. and James Lee Witt Associates, LLC. (6)
10.13	First Amendment to Asset Purchase Agreement, dated as of February 28, 2006, by and between GlobalOptions Group, Inc. and James Lee Witt Associates, LLC. (8)

10.14	Form of Notes Offering Subscription Agreement. (8)
10.15	Form of Notes Offering Agreement. (8)
10.16	Form of Subordination Agreement. (8)
10.17	Asset Purchase Agreement, dated as of January 27, 2006, by and between GlobalOptions Group, Inc. and Safir Rosetti, LLC. (7)
10.18	First Amendment to Asset Purchase Agreement by and between GlobalOptions Group, Inc. and Safir Rosetti, LLC, dated as of May 12, 2006. (10)
10.19	Asset Purchase Agreement, dated as of May 12, 2006 by and between GlobalOptions Group, Inc., Secure Source, Inc., Marian E. Nicastro and David W. Nicastro. (11)
10.23	2006 Stock Option Plan. (12)
10.24	Form of Convertible Note Purchase Agreement. (13)
10.25	Asset Purchase Agreement, dated as of August 10, 2006, by and between GlobalOptions Group, Inc. and Hyperion Risk, Inc. (14)
10.26	Second Amended and Restated Loan and Security Agreement dated as of October 12, 2006, by and between GlobalOptions, Inc. and Silicon Valley Bank. (16)
10.27	Unconditional Guaranty by GlobalOptions Group, Inc. in favor of Silicon Valley Bank. (16)
10.28	Amended and Restated Security Agreement, dated as of October 12, 2006, by and between GlobalOptions Group, Inc. and Silicon Valley Bank. (16)
10.29	2006 Long-Term Incentive Plan. (17)
10.30	2006 Employee Stock Purchase Plan. (17)
10.31	Amendment to Employment Agreement of Harvey W. Schiller with GlobalOptions Group, Inc. dated as of December 19, 2006. (18)
10.32	Amendment to Consulting Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc. dated as of December 19, 2006. (18)
10.33	Asset Purchase Agreement, dated as of January 19, 2007, by and between GlobalOptions Group, Inc. and On Line Consulting Services, Inc. (19)
10.34	Stock Purchase Agreement, dated as of February 28, 2007, by and among GlobalOptions Group, Inc., ChoicePoint Government Services Inc. and ChoicePoint Inc. (21)
10.35	Asset Purchase Agreement, dated as of February 28, 2007, by and among GlobalOptions Group, Inc. and Facticon, Inc. (22)
10.36	Form of Investor Rights Agreement. (13)
10.37	Amendment to Investor Rights Agreement. (15)
14.1	Code of Business Conduct and Ethics. (9)
21.1	Subsidiaries of GlobalOptions Group, Inc.
23.1	Consent of Marcum & Kliegman, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6) Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on January 18, 2006.

(7) Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on February 1, 2006.

(8) Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on March 16, 2006, as amended.

(9) Incorporated by reference to the exhibits included with our 2005 Annual Report on Form 10-KSB filed with the SEC on April 17, 2006.

(10) Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on May 16, 2006, as amended.

(11) Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on May 16, 2006, as amended.

(12) Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 16, 2006.

(13) Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 29, 2006.

(14) Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on August 15, 2006, as amended.

(15) Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on October 26, 2006.

(16) Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on October 27, 2006.

(17) Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 11, 2006.

(18) Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 22, 2006.

(19) Incorporated by reference to the exhibits included with our current report on Form 8-K with the SEC on January 10, 2006.

(20) Incorporated by reference to the exhibits included with our current report on Form 8-K with the SEC on February 23, 2007.

(21) Incorporated by reference to the exhibits included with our current report on Form 8-K with the SEC on March 1, 2007.

(22) Incorporated by reference to the exhibits included with our current report on Form 8-K with the SEC on March 1, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Audit Fees. The aggregate fees billed for professional services rendered was $919,000 and $175,000 for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2006 and 2005, respectively, which services included the cost of the reviews of the condensed consolidated financial statements included in the Company’s Forms 10-KSB for each respective year.

 Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered was $0 and $50,000 for the years ended December 31, 2006 and 2005, respectively, relating principally to registration statements and mergers and acquisitions.

 Tax Fees. For the years ended December 31, 2006 and 2005, the principal accountant billed $24,000 and $15,000, respectively, for tax compliance.

 All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended December 31, 2006 and 2005.

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

GLOBALOPTIONS GROUP, INC.

Dated: April 2, 2007	By:	/s/ Harvey W. Schiller
Harvey W. Schiller Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 2, 2007	By:	/s/ Jeffrey O. Nyweide
Jeffrey O. Nyweide Executive Vice President-Corporate Development, Chief Financial Officer and Secretary (principal financial and accounting officer)

Signatures	Title	Date

/s/ Harvey W. Schiller	Chairman, Chief Executive Officer and Director (principal executive officer	April 2, 2007
Harvey W. Schiller

/s/ Jeffrey O. Nyweide Jeffrey O. Nyweide	Executive Vice President, Corporate Development, Chief Financial Officer and Secretary (principal financial officer and principal accounting officer	April 2, 2007

/s/ Per-Olof Lööf	Director	April 2, 2007
Per-Olof Lööf

/s/ Daniel L. Burstein	Director	April 2, 2007
Daniel L. Burstein

______________
Ronald M. Starr	Director	April 2 , 2007

______________	Director	April 2 , 2007
John P. Bujouves

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
GlobalOptions Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of GlobalOptions Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GlobalOptions Group, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

New York, New York

March 26, 2007

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2006

ASSETS

Current assets:

Cash and cash equivalents	$21,533,381
Accounts receivable, net of allowance for doubtful
accounts of approximately $1,464,000	19,918,791
Prepaid expenses and other current assets	453,611

Total current assets	41,905,783

Property and equipment, net	798,366
Intangible assets, net	7,630,425
Goodwill	18,577,261
Security deposits and other assets	314,445

Total assets	$69,226,280

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Note payable to seller for JLWA acquisition	$400,000
Notes payable for Safir acquisition	280,819
Notes payable for Secure Source acquisition	500,000
Due to former members of JLWA for earnout	5,227,985
Accounts payable	4,148,158
Deferred revenues	106,872
Accrued compensation and related benefits	2,526,512
Other current liabilities	1,196,881

Total current liabilities	14,387,227

Long term liabilities:
Notes payable for Secure Source acquistion, less current portion	750,000
Deferred rent obligations	190,008

Total long term liabilities	940,008

Total liabilities	15,327,235

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value,
14,924,000 shares authorized, no shares
issued or outstanding	-

Series A convertible preferred stock, voting, $0.001 par
value, 16,000 shares authorized, 6,380 shares
issued and outstanding, liquidation preference $6,380,000	6

Series B convertible preferred stock, voting, $0.001 par value,
60,000 shares authorized, 53,073 shares issued and
outstanding, liquidation preference $53,073,000	53

Common stock, $0.001 par value; 100,000,000 shares authorized;
2,678,059 shares issued and outstanding	2,678

Additional paid-in capital	78,557,545
Accumulated deficit	(24,661,237)

Total stockholders' equity	53,899,045

Total liabilities and stockholders' equity	$69,226,280

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements Of Operations

	For the Years Ended
	December 31,
	2006	2005

Revenues	$61,923,822	$9,028,341

Cost of revenues	32,243,298	5,074,045
Gross profit	29,680,524	3,954,296

Operating expenses:

Selling and marketing	8,635,235	540,301

General and administrative	25,354,303	6,937,148

Impairment loss on goodwill and intangibles	3,144,309	-

Total operating expenses	37,133,847	7,477,449

Loss from operations	(7,453,323)	(3,523,153)

Other income (expense):

Interest income	477,027	18,229

Interest expense	(652,639)	(65,049)

Amortization of debt discounts on convertible
notes payable	(7,522,602)	-

Amortization of deferred financing costs	(2,694,500)	-

Other (expense), net	(10,392,714)	(46,820)

Net loss	(17,846,037)	(3,569,973)

Deemed dividends to Series A and B convertible
preferred stockholders	(24,413,362)	(979,750)
Net loss available to common stockholders	$(42,259,399)	$(4,549,723)

Basic and diluted net loss per share	$(18.89)	$(3.03)

Weighted average number of common shares
outstanding - basic and diluted	2,237,168	1,500,139

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Year Ended December 31, 2006

			Series A		Series B
			Convertible		Convertible		Additional
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2006	1,811,323	$1,811	7,750	$8	-	$-	$11,599,819	$(6,815,200)	$4,786,438

Issuance of common stock in
connection with the purchase
of JLWA	102,459	103	-	-	-	-	1,999,897	-	2,000,000

Issuance of common stock to executive
employee for future services	100,000	100	-	-	-	-	(100)	-	-

Issuance of common stock to consultant
for future services	75,000	75	-	-	-	-	(75)	-	-

Issuance of common stock as finders fee
in connection with the acquisition of Safir	10,883	11	-	-	-	-	174,989	-	175,000

Issuance of common stock to consultant
for services	7,317	7	-	-	-	-	117,071	-	117,078

Amortization of deferred
consulting fees	-	-	-	-	-	-	735,525	-	735,525

Issuance of Series B convertible preferred
stock upon exchange of
convertible notes payable and
accrued interest	-	-	-	-	53,073	53	46,150,679	-	46,150,732

Issuance of common stock in
connection with purchase of Safir	375,000	375	-	-	-	-	5,999,625	-	6,000,000

Issuance of common stock in
connection with purchase of Secure Source	26,371	26	-	-	-	-	499,974	-	500,000

Issuance of common stock in
connection with purchase of
Hyperion Risk	84,081	84	-	-	-	-	1,499,916	-	1,500,000

Amortization of debt discounts on
convertible notes payable	-	-	-	-	-	-	7,522,602	-	7,522,602

Amortization of stock options costs	-	-	-	-	-	-	2,257,707	-	2,257,707

Issuance of common stock in connection
with the conversion of shares of Series
A convertible preferred stock.	85,625	86	(1,370)	(2)	-	-	(84)	-	-

Net loss	-	-		-	-	-	-	(17,846,037)	(17,846,037)

Balance, December 31, 2006	2,678,059	$2,678	6,380	$6	53,073	$53	$78,557,545	$(24,661,237)	$53,899,045

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Year Ended December 31, 2005

			Series A Convertible		Series B Convertible		Additional		Total
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2005	1,166,416	$1,166	-	$-	-	$-	$3,350,496	$(3,245,227)	$106,435
Issuance of stock options
for services	-	-	-	-	-	-	157,005	-	157,005

Amortization of deferred
consulting fees	-	-	-	-	-	-	16,819	-	16,819

Issuance of common stock in
connection with exercise of
warrants for cash	22,059	22	-	-	-	-	119,978	-	120,000

Issuance of common stock in
connection with exercise of cashless
warrants	2,572	3	-	-	-	-	(3)	-	-

Issuance of common stock upon
conversion of principal and interest
of convertible note payable -
stockholder	45,236	45	-	-	-	-	267,038	-	267,083

Issuance of common stock
for services	25,290	25	-	-	-	-	487,825	-	487,850

Issuances of Series A
convertible preferred stock	-	-	7,750	8	-	-	7,749,992	-	7,750,000

Offering costs in connection with
private placements of Series A
convertible preferred stock	-	-	-	-	-	-	(548,781)	-	(548,781)

Outstanding common stock of
GlobalOptions Group, Inc. at
date of reverse merger	549,750	550	-	-	-	-	(550)	-	-

Net loss	-	-	-	-	-	-	-	(3,569,973)	(3,569,973)

Balance, December 31, 2005	1,811,323	$1,811	7,750	$8	-	$-	$11,599,819	$(6,815,200)	$4,786,438

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31
	2006	2005

Cash flows from operating activities:

Net loss	$(17,846,037)	$(3,569,973)

Adjustments to reconcile net loss to net cash used in operating activities:

Provision for bad debts	653,623	254,224

Depreciation and amortization	2,109,544	208,057

Deferred rent	136,476	35,582

Impairment of goodwill and intangible assets	3,144,309	-

Stock based compensation	3,110,308	661,674

Amortization of debt discounts on convertible notes payable	7,522,602	-

Amortization of deferred financing costs	2,694,500	-

Changes in operating assets:

Accounts receivable	(11,050,971)	(346,433)

Prepaid expenses and other current assets	(12,382)	(43,844)

Security deposits and other assets	(165,215)	34,745

Changes in operating liabilites:

Accounts payable	494,716	(167,286)

Deferred revenues	(47,546)	-

Accrued compensation and related benefits	1,424,959	(2,005)

Due to former stockholder of CBR	(441,602)	(201,829)

Due to former members of JLWA for earnout	5,227,985	-

Other current liabilites	728,255	(113,522)

Total adjustments	15,529,561	319,363

Net cash used in operating activities	(2,316,476)	(3,250,610)

Cash flows from investing activities:

Purchases of property and equipment	(286,871)	(29,699)

Purchase of client lists	(65,000)	-

Acquisition of CBR, less cash acquired of $26,086	-	(4,362,876)

Acquisition of Safir, less cash acquired of $447,115	(1,693,534)	-

Acquisition of JLWA	(6,003,540)	-

Acquisition of Hyperion Risk, less cash acquired of $79,592	(2,202,034)	-

Net cash used in investing activities	(10,250,979)	(4,392,575)

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued

	For the Years Ended
	December 31,
	2006	2005

Cash flows from financing activities:

Net (repayments of) proceeds from line of credit	$(543,453)	$437,550

Proceeds from issuance of Series A convertible preferred stock	-	7,750,000

Proceeds from convertible notes payable	45,050,000	-

Repayment of convertible notes payable	(8,181,681)	-

Repayment of notes payable	(819,132)	-

Offering costs in connection with private placements
of Series A convertible preferred stock	-	(548,781)

Deferred financing costs	(1,933,500)	-

Net cash provided by financing activities	33,572,234	7,638,769

Net increase (decrease) in cash and cash equivalents	21,004,779	(4,416)

Cash and cash equivalents - beginning of year	528,602	533,018

Cash and cash equivalents - end of year	$21,533,381	$528,602

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$100,131	$56,299

Supplemental disclosures of non-cash investing and financing activities:

Common stock of GlobalOptions Inc. issued upon conversion of
Series A convertible prefered stock	$86	$-

Common stock of GlobalOptions, Inc. issued upon conversion of
convertible note payable - stockholder and related accrued interest	$-	$267,083

Common stock issued upon the cashless exercise of warrants	$-	$21

Issuance of Series B convertible preferred stock upon exchange of
of notes payable and accrued interest	$46,150,732	$-

Deferred financing costs incurred through the issuance of
convertible notes payable	$761,000	$-

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued

	For the Years Ended
	December 31,
	2006	2005

Supplemental non-cash investing and financing activity - acquisition of JLWA:
Assets acquired and liabilities assumed:
Current assets	$4,345,154	$-
Property and equipment	185,235	-
Intangible assets	4,930,000	-
Goodwill recognized on purchase business combination	883,183	-
Security deposits and prepaid expenses	100,475	-
Accounts payable, accrued expenses and deferred revenues	(2,040,507)	-

Total purchase price	8,403,540	-

Less: Cash paid to acquire JLWA	(6,003,540)	-
Non-cash consideration to seller	$2,400,000	$-

Non-cash consideration, consisted of:
Common stock issued to acquire JLWA	$2,000,000	$-
Note payable issued to seller	400,000	-
Total non-cash consideration	$2,400,000	$-

Supplemental non-cash investing and financing activity - acquisition of Safir:
Assets acquired and liabilities assumed:
Current assets (including cash of $447,115)	$2,852,888	$-
Property and equipment	180,906	-
Intangible assets	1,770,000	-
Goodwill recognized on purchase business combination	11,534,765	-
Security deposits and prepaid expenses	156,525	-
Accounts payable, accrued expenses and deferred revenues	(1,179,435)	-

Total purchase price	15,315,649	-

Less: Cash acquired	(447,115)	-
Less: Cash paid to acquire Safir	(1,493,534)	-
Less: Cash paid as finders fee	(200,000)	-
Non-cash consideration to seller	$13,175,000	$-

Non-cash consideration, consisting of:
Common stock issued to acquire Safir	6,000,000	-
Common stock issued as finders fee	175,000	-
Note payable issued to seller	7,000,000	-
Total non-cash consideration	$13,175,000	$-

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued

	For the Years Ended
	December 31,
	2006	2005

Supplemental non-cash investing and financing activity - acquisition of Secure Source:
Assets acquired and liabilities assumed:
Property and equipment	$101,459	$-
Intangible assets	1,111,000	-
Goodwill recognized on purchase business combination	2,107,867	-
Other assets	1,795	-
Accounts payable, accrued expenses and deferred revenues	(109,621)	-

Non-cash consideration to seller	$3,212,500	$-

Non-cash consideration, consisting of:
Common stock issued to acquire Secure Source	$500,000	$-
Note payable issued to seller	2,712,500	-
Total non-cash consideration	$3,212,500	$-

Supplemental non-cash investing and financing activity - acquisition of Hyperion Risk:
Assets acquired and liabilities assumed:
Current assets (including cash of $79,592)	$878,218	$-
Property and equipment	60,958	-
Intangible assets	687,690	-
Goodwill recognized on purchase business combination	2,815,368	-
Other assets	14,100	-
Accounts payable, accrued expenses and deferred revenues	(674,708)	-

Total purchase price	$3,781,626	$-

Less: Cash acquired	(79,592)
Less: Cash paid to acquire Hyperion Risk	(2,202,034)	-
Non-cash consideration to seller	$1,500,000	$-

Non-cash consideration, consisting of:
Common stock issued to acquire Hyperion Risk	$1,500,000	$-

Supplemental non-cash investing and financing activity - acquisition of CBR:

Current assets acquired (including cash of $26,086)	$-	$1,573,706
Property and equipment acquired	-	153,802
Intangible assets acquired	-	1,192,000
Goodwill recognized on purchase business combination	-	4,264,612
Security deposits acquired	-	16,032
Current liabilities assumed with acquisition	-	(1,348,627)
Due to former stockholder of CBR assumed with acquisition	-	(643,431)

Total purchase price	-	5,208,094
Less: Cash acquired	-	(26,086)
Less: Cash paid to acquire business	-	(4,362,876)
Non-cash consideration to seller - note payable to seller	$-	$819,132

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

Following the merger, Creative Solutions changed its name to GlobalOptions Group, Inc. (“GlobalOptions Group” or the “Company”) and began trading on the OTC (over the counter) Bulletin Board.  As a result of the reverse merger, GlobalOptions became the wholly-owned subsidiary of the newly renamed GlobalOptions Group, with GlobalOptions’ former stockholders acquiring a majority of the outstanding shares of the Company’s common stock, par value $.001 per share, and GlobalOption’s officers and directors replaced the officers and directors of Creative Solutions.  The reverse merger was consummated under Delaware law and pursuant to an Agreement and Plan of Merger, dated June 24, 2005 (the “Merger Agreement”).  For accounting purposes, the reverse merger has been treated as an acquisition of Creative Solutions by GlobalOptions and a recapitalization of GlobalOptions.  The historical consolidated financial statements prior to June 24, 2005 are those of GlobalOptions.  Pursuant to the reverse merger, GlobalOptions has restated its statements of stockholders’ equity on a recapitalization basis, so that all accounts are now presented as if the reverse merger had occurred at the beginning of the earliest period presented.

The Company is a provider of risk mitigation services to Fortune 500 corporations, governmental organizations and high-profile individuals throughout the world.  The Company’s risk mitigation services currently include (1) risk management and security, (2) investigations and litigation support, and (3) crisis management and corporate governance.

On August 14, 2005, the Company acquired Confidential Business Resources, Inc. (“CBR”), a privately-held nationwide investigations firm based in Nashville, Tennessee (See Note 4).

On March 10, 2006, the Company acquired James Lee Witt Associates, LLC (“JLWA”), a nationwide crisis and emergency management consulting firm headquartered in Washington, D.C. with three additional offices nationwide (See Note 4).

On May 12, 2006 the Company acquired Safir Rosetti, LLC (“Safir”). Safir is a security consulting, investigative and intelligence firm headquartered in New York City (See Note 4).

On May 12, 2006, the Company acquired substantially all of the business and certain assets of Secure Source, Inc. (“Secure Source”), a Delaware corporation. Secure Source is an international risk consulting firm with offices in Washington, D.C. and Dallas, Texas (See Note 4).

On August 10, 2006, the Company acquired substantially all of the business and assets of Hyperion Risk, Inc. (“Hyperion Risk”). Hyperion Risk is a security consulting, investigative and intelligence firm with its central corporate office located in Orlando, Florida (See Note 4).

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

1.  Nature of Operations, continued

Effective on December 8, 2006, as approved by a special meeting of stockholders held on December 5, 2006, the Company became a Delaware Corporation. In connection with the chartering of the Company in the state of Delaware, the authorized capital stock was increased to 115,000,000 shares, with 15,000,000 shares authorized as preferred stock, and 100,000,000 shares authorized as common stock.

On January 9, 2007, GlobalOptions Group purchased substantially all of the business and assets of SPZ Oakland Corporation, dba On Line Consulting Service, Inc. (“On Line Consulting”), a full service security and fire alarm consulting and design firm based in Oakland, California (See Note 20).

On February 28, 2007, GlobalOptions Goup acquired substantially all of the business and assets of Facticon, Inc. (“Facticon”), a Pennsylvania corporation. Facticon is a surveillance, investigative and intelligence firm based in Chadds Ford, Pennsylvania (See Note 20).

On February 28, 2007, GlobalOptions Group purchased the common stock of The Bode Technology Group, Inc. ("Bode"), a Virginia corporation. Bode is a leading provider forensic DNA analysis and proprietary DNA collection tools. Bode is based in Lorton, Virginia (See Note 20).

On March 6, 2007 the Company executed a 1 for 8 reverse stock split and began trading under the symbol GOPG.OB. Accordingly, all share and per share information has been restated within this report.

2. Principles of Consolidation

The consolidated financial statements of the Company include the consolidated financial statements of GlobalOptions Group, Inc. and its wholly owned subsidiary, GlobalOptions, Inc. All material intercompany accounts and transactions are eliminated in consolidation (See Note 20).

3.  Summary of Significant Accounting Policies

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

Concentrations of Credit Risk

Cash: The Company maintains its cash with primarily two financial institutions, which exceeded the federally insured limit throughout the year. At December 31, 2006, the Company had cash on deposit of approximately $22,086,000 in excess of federally insured limits.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

3.  Summary of Significant Accounting Policies, continued

Concentrations of Credit Risk, continued

Cash Equivalents: The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost and is being depreciated using the straight-line method over their estimated useful lives, generally five to seven years. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation and amortization of these assets are removed from the accounts and the resulting gains or losses are reflected in the consolidated results of operations. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments are capitalized.

Intangible Assets

In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS No. 141”), “Business Combinations”, the Company recognizes certain intangible assets acquired in acquisitions, primarily goodwill, trade names, covenants not to compete, and client relationships.

Goodwill and Impairment

The Company accounts for its goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under this standard, the Company is required to perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. The testing for impairment of goodwill is performed in two steps: (1) potential impairment is identified by comparing the fair value of a reporting unit (based on market capitalization, undiscounted cash flows, or other acceptable methods) with its carrying amount; and (2) if fair value is less than the carrying amount, an impairment loss is estimated as the excess of the carrying amount of the goodwill over its fair value. Goodwill must be written down when impaired. The Company has adopted December 31 as the annual date for preparing its impairment assessment, unless other triggering events occur during the year which might indicate that an impairment has occurred.

Deferred Financing Costs

The costs incurred in connection with issuance of certain notes payable (See Note 9) was capitalized to deferred financing costs and was amortized over the term of the related debt.

Investment in Company

The Company maintains a 50% ownership interest in a risk management company operating in Europe and accounts for its investment using the equity method. In accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company has evaluated its relationship with this entity which is related to the Company by virtue of common ownership and has determined that that it is not a variable interest entity and therefore will not be consolidating this entity with the Company’s consolidated financial statements.

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

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the years ended December 31, 2006 and 2005 was approximately $62,000 and $26,000, respectively.

Income Taxes

The Company accounts for income taxes using the liability method as required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company establishes a valuation allowance for deferred tax assets. The Company was not required to provide for a provision for income taxes for the years ended December 31, 2006 and 2005, respectively, as a result of losses incurred during the years.

Deferred tax assets pertaining to windfall tax benefits on exercise of non-qualified stock options and the corresponding credit to additional paid-in capital are recorded if the related tax amount either reduces income taxes payable or results in an income tax refund. The Company has elected the “with and without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce income taxes payable or resulted in an income tax refund in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental income tax benefit is realized after considering all other income tax benefits presently available to the Company.

Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 “Accounting for Stock Based Compensation” (SFAS 123”) and the Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (“EITF 96-18”) which require a that such equity instruments are recorded at their fair value on the measurement  date, which is typically the date the services are performed.  Stock based compensation for non-employees is accounted for under EITF 96-18 and is reflected within general and administrative expenses.

The Company accounts for stock-based compensation in accordance with the provisions of SFAS 123R “Share Based Payment” (“SFAS 123R”).

The Company recognizes compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the years presented. Common stock equivalents, consisting of stock options, warrants and Series A and B convertible preferred stock, as further discussed in the notes to the consolidated financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.  The total common shares issuable upon the exercise of stock options, warrants, and the Series A and B convertible preferred stock as of December 31, 2006 and 2005 was 7,611,163 and 1,552,653 respectively.

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

In July 2006,  the FASB  issued  FASB  Interpretation  No. 48,  "Accounting  for Uncertainty in Income Taxes - an  interpretation  of FASB Statement No. 109" ("FIN 48"),  which  clarifies the accounting  for  uncertainty  in tax positions.  This Interpretation  requires  that the Company recognize in its consolidated financial  statements,  the impact of a tax  position,  if that  position  is more  likely than not of being sustained  on  audit,  based  on  the  technical  merits  of the  position.  The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial position results of operations and financial condition.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

3.  Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006, and is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

Reclassifications

During the year ended December 31, 2006, the Company reclassified certain components of the stockholders’ equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders’ equity for such deferred compensation. This reclassification has no effect on net loss available to common stockholders or total stockholders’ equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

4. Acquisitions

Acquisition of CBR

On August 14, 2005, GlobalOptions purchased substantially all of the assets and business activities of CBR. The aggregate purchase price paid for CBR’s assets and business was approximately $5,208,000.

The aggregate purchase price of approximately $5,208,000 was subject to certain adjustments through August 13, 2006 to the opening balance working capital, as such purchase price adjustments were defined in the agreement. The aggregate purchase price of $5,208,000 consisted of cash in the amount of $4,246,000 (net of cash acquired of $26,000), a broker fee of approximately $143,000 and a note payable to the seller in the amount of $819,000 paid August 14, 2006. The note payable to the seller was non-interest bearing and was unsecured.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

4. Acquisitions, continued

Acquisition of CBR, continued

The assets and liabilities of CBR were recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition. As part of the purchase of CBR on August 14, 2005, the Company acquired identifiable intangible assets of approximately $1,192,000. Of the identifiable intangibles acquired, $80,000 has been assigned to trade names, $52,000 to developed technology, $550,000 to customer relationships, and $510,000 to non-compete agreements. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period in years
Trade names	5 years
Developed technology	3 years
Non-compete agreements	3 years
Client relationships	5 years

The following details the allocation of the purchase price for the acquisition of CBR:

Fair Value

Cash	$26,086
Accounts receivable	1,527,071
Prepaid expenses	20,549
Property and equipment	153,802
Security deposits	16,032
Intangible asset - trade names	80,000
Intangible asset - developed technology	52,000
Intangible asset - non-compete agreements	510,000
Intangible asset - client relationships	550,000
Accounts payable	(900,175)
Accrued compensation and related benefits	(413,457)
Due to former stockholder of CBR	(643,431)
Other current liabilities	(34,995)

Net fair values assigned to assets acquired and
liabilities assumed	968,572
Goodwill	4,264,612
Total	$5,208,094

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

4.	Acquisitions, continued

Acquisition of CBR, continued

The following represents a summary of the purchase price consideration:

Cash (net of $26,086 cash acquired)	$4,246,092
Broker fee incurred - included as part of purchase price	142,870
Note payable	819,132

Total Purchase Price Consideration	$5,208,094

The results of operations for CBR for the year ended December 31, 2006 and for the period from August 15, 2005 to December 31, 2005, are reflected in the Company’s results for the years ended December 31, 2006 and December 31, 2005, respectively, in the accompanying consolidated statements of operations.

Acquisition of JLWA

The acquisition of JLWA was made pursuant to a certain Asset Purchase Agreement (the “JLWA Agreement”) dated January 13, 2006, as amended, between GlobalOptions Group and JLWA. The aggregate purchase price paid for JLWA’s assets and business was $8,404,000, after finalization and payment of a purchase price adjustment of $546,000 on June 9, 2006. The aggregate purchase price consisted of a cash payment at closing of $3,600,000, a cash payment of $1,857,000 to pay off JLWA’s line of credit balance and related accrued interest, the issuance of 102,459 shares of common stock of GlobalOptions Group, valued at $2,000,000, a 4.6% note payable to JLWA of $400,000 that was paid on March 9, 2007, and a non-interest bearing working capital purchase price adjustment obligation of $546,000 that was paid on June 9, 2006.

The assets and liabilities of JLWA have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of JLWA on March 10, 2006, the Company acquired identifiable intangible assets of approximately $4,930,000.  Of the identifiable intangibles acquired, $1,870,000 has been assigned to trade names and $3,060,000 to client relationships. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade names	10 years
Client relationships	3 years

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

4.	Acquisitions, continued

Acquisition of JLWA, continued

The following details the allocation of the final purchase price for the acquisition of JLWA, after the aforementioned purchase price adjustment recorded on June 9, 2006:

Fair Value
Accounts receivable	$4,345,154
Prepaid expenses	35,154
Property and equipment	185,235
Security deposits	65,321
Intangible asset - trade names	1,870,000
Intangible asset - client relationships	3,060,000
Accounts payable	(1,830,599)
Deferred revenues	(116,917)
Accrued expenses	(92,991)

Net fair values assigned to assets acquired and
liabilities assumed	7,520,357
Goodwill	883,183
Total	$8,403,540

The following presents a summary of the purchase price consideration for the purchase of JLWA:

Cash	$5,457,296
Note payable	400,000
Working capital purchase price adjustment, in cash	546,244
Value of common stock issued	2,000,000
Total Purchase Price Consideration	$8,403,540

The note payable of $400,000 that was paid on March 9, 2007 and bore interest at a rate of 4.6% per annum and is subordinated to the Company’s line of credit (See Note 8).   On June 8, 2006, in connection with the finalization of the working capital adjustment for the purchase of JLWA, the Company recorded an adjustment of approximately $1,779,000, primarily related to uncollected accounts receivable, to reduce the total purchase price to approximately $8,404,000 and paid the final adjusted note and obligation payable of $546,244. In addition, the agreement provides for JLWA to obtain up to an additional $15,400,000 in earnout payments upon the attainment of certain revenue goals subsequent to the closing of the transaction and the continued employment of James Lee Witt, the former president and chief executive officer or JLWA. At December 31, 2006, the amount due to the former members of JLWA for the Earnout liability due under the Agreement was approximately $5,228,000 and has been recorded in selling and marketing expenses in the accompanying consolidated statement of operations (See Note 10).

The results of operations for JLWA for the period from March 10, 2006 to December 31, 2006, are reflected in the Company’s results for the year ended December 31, 2006 in the accompanying consolidated statement of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

4.	Acquisitions, continued

Acquisition of Safir

On May 12, 2006 GlobalOptions, a wholly-owned subsidiary of the Company, acquired substantially all of the business and assets of Safir, a Delaware limited liability company. Safir is a security consulting, investigative and intelligence firm headquartered in New York City with seven additional offices nationwide.

 The acquisition was made pursuant to a certain Asset Purchase Agreement (the “Safir Agreement”) dated January 27, 2006, as amended on May 12, 2006. The aggregate purchase price paid for Safir’s assets and business was approximately $15,300,000 consisting of $6,000,000 in 8% convertible promissory notes paid on June 29, 2006, $1,000,000 in 4% promissory notes of the Company (“4% Escrow Promissory Note”), due May 12, 2007, $6,000,000 in the common stock of GlobalOptions Group, consisting of 375,000 shares at $16.00 per share, payments to retire certain indebtedness of $1,940,649 of Safir previously advanced and a finders fee of $375,000 paid to QuanStar Group, LLC, a related party. The Company shall prepay the obligation under the 4% Escrow Promissory Note in the amount of 1/3 of the collected amount of the purchased accounts receivable. The prepayments under the 4% Escrow Promissory Note were made on July 20, 2006, September 21, 2006, November 14, 2006, February 7, 2007 and March 12, 2007 and the Company paid $442,000, $164,000, $114,000, $50,000 and $40,000 in principal on the 4% promissory notes due on May 12, 2007.

The $6,000,000 8% convertible promissory note contained a feature that allowed, upon the election of the conversion option by the holder, for the holder to receive a premium of 10% of the note, just prior to conversion of the note into common stock. The Company recorded an adjustment of $600,000 for the value of this beneficial conversion premium feature as a conversion option liability in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) as the number of shares of common stock required to repay the note were not fixed and determinable. The debt discount was amortized to expense over the term of the note. As of June 29, 2006, the Company had recorded $367,500 of amortization of the debt discount. On June 29, 2006, the Company repaid this debt in full. Upon extinguishment, the Company reclassified the conversion option liability to additional paid-in capital and the unamortized debt discount $232,500 was adjusted to loss on extinguishment of debt and classified as amortization of debt discount on convertible notes payable on the accompanying consolidated statement of operations for the year ended December 31, 2006.

The assets and liabilities of Safir have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Safir on May 12, 2006, the Company acquired identifiable intangible assets of approximately $1,770,000, consisting of a trade name for $420,000, $70,000 for the value of non-servicing agreements and $1,280,000 for the value of client relationships.  The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period

Trade names	10 years
Non-compete agreements	3 years
Client relationships	3 years

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

4. Acquisitions, continued

Acquisition of Safir, continued

The following details the allocation of the purchase price for the acquisition of Safir:

Fair Value
Cash	$447,115
Accounts receivable	2,405,773
Prepaid expenses	107,729
Property and equipment	180,906
Intangible assets - trade name	420,000
Intangible assets - non-compete-agreements	70,000
Intangible assets - client relationships	1,280,000
Security deposits and other assets	48,796
Accounts payable	(487,383)
Accrued compensation and related benefits	(393,773)
Accrued expenses	(298,279)

Net fair values assigned to assets acquired and
liabilities assumed	3,780,884
Goodwill	11,534,765

Total	$15,315,649

The following presents a summary of the purchase price consideration for the purchase of Safir:

Cash (net of cash acquired of $447,115)	$1,940,649
Notes payable	7,000,000
Value of common stock issued	6,000,000
Finders fee paid in cash	200,000
Finders fee paid in value of common stock issued	175,000
Total Purchase Price Consideration	$15,315,649

 The results of operations for Safir for the period from May 12, 2006 to December 31, 2006, are reflected in the Company’s results for the year ended December 31, 2006 in the accompanying consolidated statement of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

4. Acquisitions, continued

Acquisition of Secure Source

On May 12, 2006, the Company acquired substantially all of the business and certain assets of Secure Source, a Delaware corporation.

The acquisition was made pursuant to a certain Asset Purchase Agreement dated May 12, 2006, (the "Secure Source Agreement"), between the Company, Secure Source, Marian E. Nicastro and David W. Nicastro. The aggregate purchase price paid for Secure Source’s assets and business of $3,212,000 consisted of $750,000 in 5% promissory notes due May 12, 2009, $1,462,500 in 3% promissory notes that were paid on June 29, 2006, $500,000 in 5% promissory notes due May 12, 2007 and $500,000 in common stock of GlobalOptions Group, consisting of 26,371 shares at $18.96 per share.

The assets and liabilities of Secure Source have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Secure Source on May 12, 2006, the Company acquired identifiable intangible assets of approximately $1,111,000, consisting of a trade name of $60,000, client relationships of $250,000 and the value of a non-compete agreement of $801,000. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade names	10 years
Non-compete agreements	3 years
Client relationships	3 years

The following details the allocation of the purchase price for the acquisition of Secure Source:

Fair Value
Property and equipment	$101,459
Other assets	1,795
Intangible asset - trade names	60,000
Intangible asset - non-compete agreement	801,000
Intangible asset - client relationships	250,000
Capital leases	(72,121)
Client advances	(37,500)
Net fair values assigned to assets acquired and
liabilities assumed	1,104,633
Goodwill	2,107,867
Total	$3,212,500

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

4. Acquisitions, continued

Acquisition of Secure Source, continued

The following presents a summary of the purchase price consideration for the purchase of Secure Source:

Notes payable	$2,712,500
Value of common stock issued	500,000

Total Purchase Price Consideration	$3,212,500

The results of operations for Secure Source for the period from May 12, 2006 to December 31, 2006, are reflected in the Company’s results for the year ended December 31, 2006 in the accompanying consolidated statement of operations.

Acquisition of Hyperion Risk

On August 10, 2006, the Company acquired substantially all of the business and assets of Hyperion Risk, a Florida corporation.

The acquisition was made pursuant to a certain Asset Purchase Agreement dated August 10, 2006, (the "Hyperion Risk Agreement"), between the Company and Hyperion Risk. The aggregate purchase price paid was $3,782,000, which consisted of $2,282,000 in cash, of which $260,000 was used for the payment by the Company of Hyperion Risk's credit line balance , $1,500,000 consisting of 84,081 shares of the common stock of the Company, valued at $17.84 per share.

The assets and liabilities of Hyperion Risk have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Hyperion Risk on August 10, 2006, the Company acquired identifiable intangible assets of $687,690, consisting of a trade name of $60,000, developed technology of $277,690, client relationships of $240,000 and the value of a non-compete agreement of $110,000.  The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade names	5 years
Developed technology	2.5 years
Client relationships	5 years
Non-compete agreements	3 years

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

4.  Acquisitions, continued

Acquisition of Hyperion Risk - continued

The following details the allocation of the purchase price for the acquisition of Hyperion Risk:

Fair Value
Current assets (including cash of $79,592)	$878,218
Property and equipment	60,958
Security deposits and other assets	14,100
Intangible asset - non-compete agreement	110,000
Intangible asset - trade names	60,000
Intangible asset - developed technology	277,690
Intangible asset - client relationships	240,000
Accounts payable	(334,950)
Accrued payroll and related benefits	(77,858)
Other current liabilities	(220,121)
Deferred rent obligations	(41,779)

Net fair values assigned to assets acquired and	966,258
liabilities assumed
Goodwill	2,815,368
Total	$3,781,626

The following presents a summary of the purchase price consideration for the purchase of Hyperion Risk:

Cash	$2,281,626
Value of common stock issued	1,500,000

Total Purchase Price Consideration	$3,781,626

The results of operations for Hyperion Risk for the period from August 10, 2006 to December 31, 2006, are reflected in the Company’s results for the year ended December 31, 2006 in the accompanying consolidated statement of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

4. Acquisitions, continued

Unaudited Pro-Forma Financial Information

The following presents the unaudited pro-forma combined results of operations of the Company with CBR, JLWA, Safir, Secure Source and Hyperion Risk added in for the periods preceding the acquisition of their respective net assets. The respective acquisition dates are August 14, 2005 for CBR, March 10, 2006 for JLWA, May 12, 2006 for both Safir and Secure Source and August 10, 2006 for Hyperion Risk.

	For the Years Ended December 31,
	2006	2005

Revenues	$76,999,647	$49,911,935

Net loss available to common stockholders	$(40,083,753)	$(3,390,193)

Pro-forma basic and diluted net loss per common share	$(16.33)	$(1.99)

Pro-forma weighted average common shares outstanding - basic and diluted	2,455,145	1,702,086

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisitions of CBR, JLWA, Safir, Secure Source and Hyperion Risk had been completed as of the beginning of 2006 or 2005, nor are they necessarily indicative of future consolidated results.

 5.  Intangible Assets and Goodwill

Intangible assets consist of amounts related to the acquisitions of CBR, JLWA, Safir, Secure Source and Hyperion Risk.  Intangible assets at December 31, 2006 consisted of the following:

	Amount	Weighted Average Amortization Period
Trade names	$2,490,000	9.0
Developed technology	329,690	2.5
Non-compete agreements	1,440,224	3.0
Client relationships	5,380,000	3.7
	9,639,914
Less: accumulated amortization	(2,009,489)
Intangible assets, net	$7,630,425

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

5.  Intangible Assets and Goodwill, continued

The estimated amortization of amortizable intangible assets for the five years ending December 31, 2011 is as follows:

For the Years Ending December 31,	Total	Trade Names	Developed Technology	Non-Compete Agreements	Client Relationships
2007	$2,466,283	$305,000	$131,876	$483,448	$1,545,958
2008	2,291,375	305,000	125,575	418,951	1,441,849
2009	1,070,138	305,000	-	150,468	614,671
2010	636,633	298,907	-	-	337,726
2011	352,452	230,677	-	-	121,775
Totals	$6,816,881	$1,444,584	$257,451	$1,052,867	$4,061,979

During the years ended December 31, 2006 and 2005, the Company recorded amortization expense related to the acquired amortizable intangibles of $1,872,169, and $137,320, respectively.  For the year ended December 31, 2006, the Company recorded a charge to impairment expense of $115,878 for the impairment of the value of a non-compete agreement.

Goodwill Impairment

At December 31, 2006, the Company engaged an outside valuation specialist to assist the Company with the evaluation of its goodwill. The Company performed its annual impairment tests of goodwill for three of its reporting units: CBR - Investigations and Litigation Support, Safir - Risk Management and Security, and Witt - Crisis Management and Corporate Governance, as required under SFAS 142. As a result of these tests, the Company determined that the amount of goodwill recorded in connection with two of the three reporting units was impaired or not fully recoverable, as the current performance and future expectations do not support the carrying value of goodwill for these reporting units. The impairment affects CBR - Investigations and Litigation Support and Safir - Risk Management Security. As a result, the Company recorded a $3,028,533 impairment charge during the year ended December 31, 2006 of which $1,134,765 is for CBR - Investigations and Litigation Support segment and $1,893,768 is for Safir - Risk Management and Security segment .

A summary of goodwill is shown below for the year ended December 31, 2006:

	CBR -Investigation	JLWA - Crisis Management	Safir -Security	Consolidated
Balance as of January 1, 2006	$4,324,620	$-	$-	$4,324,620
Acquisition of JLWA	-	883,183	-	883,183
Acquisition of Safir	-	-	11,534,765	11,534,765
Acquisition of Secure Source	-	-	2,107,867	2,107,867
Acquisition of Hyperion Risk	2,815,367	-	-	2,963,894
Purchase price adjustments	(60,008)	-	-	(208,535)
Impairment charge	(1,134,765)	-	(1,893,768)	(3,028,533)
Balance as of December 31, 2006	$5,945,214	$883,183	$11,748,864	$18,577,261

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

6.  Property and Equipment

At December 31, 2006, property and equipment is comprised of the following:

Computer and equipment	$741,335

Furniture and fixtures	261,160

Vehicles	162,029

Leasehold improvements	217,769

1,382,293

Less: accumulated depreciation and amortization	(583,927)

Property and equipment, net	$798,366

Depreciation and amortization of property and equipment for the years ended December 31, 2006 and 2005 was $237,375 and $70,737, respectively. Included in property and equipment are vehicles held under capital leases with a net book value of $43,650 at December 31, 2006.

7.  Accrued Compensation and Related Benefits

At December 31, 2006, accrued compensation and related benefits is comprised of the following:

Accrued bonuses	$1,769,852
Accrued payroll and commissions	458,060
Accrued employee benefits	298,600

Total accrued compensation and related benefits	$2,526,512

8.  Line of Credit

During November 2003, GlobalOptions signed a $1,000,000 line of credit with a financial institution with an interest rate of prime plus 1.25%, secured by accounts receivable and subject to monthly covenants.

In conjunction with the establishment of this line of credit, the financial institution was granted warrants to purchase 3,676 shares of the Company’s common stock at $4.80 per share.  The value of these warrants, computed using the Black-Scholes option pricing model was de-minimus.  These warrants were exercised on June 24, 2005 on a cashless basis, and were exchanged for 2,572 shares of the Company’s common stock.

On May 4, 2005, this line of credit agreement was amended to increase the facility amount to $1,875,000.  This line of credit was renewed on February 3, 2006 with an expiration date of February 3, 2007.   During March 2006, the Company entered into an agreement to guarantee the obligations of GlobalOptions under this line of credit.  Effective on October 12, 2006, the line of credit was amended to increase the facility amount to $5,000,000 and to extend the expiration date to October 11, 2007. There was no balance outstanding under the line of credit at December 31, 2006.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

9.  Notes Payable

On March 10, 2006, the Company closed the private placement of an aggregate of $12,500,000 in principal amount of 8% promissory notes due on June 30, 2006.  Pursuant to the promissory notes, as amended upon the consummation of a qualified follow-on financing, holders were required by August 31, 2006 to exchange these promissory notes through the issuance of shares of the Company’s common stock equal to 115% of the principal amount of the notes being exchanged, plus accrued and unpaid principal, subject to the terms of the agreement.  Under the promissory note agreements, the Company could extend the maturity for two successive 30 day periods. In connection with raising these funds, the Company incurred a total fee of approximately $416,000 to Burnham Hill Partners (“BHP”) (See Note 13) and others, for which $306,000 was paid in cash and $110,000 of which the Company issued additional 8% promissory notes. The holders of these promissory notes subordinated their interest to the Company’s obligations to the bank under the line of credit facility (See Note 8).

On May 12, 2006, the Company closed on an additional $2,000,000 in principal amount of their 8% promissory notes which were due on June 30, 2006.  The terms of these notes required the holder to make the election to exchange the notes for the Company’s Series B Convertible Preferred Stock, subject to the terms of the agreement. In connection herewith, the Company incurred an obligation to BHP for financing costs aggregating $140,000, of which $100,000 was payable in cash.  The remaining $40,000 was payable in additional promissory notes.

On June 28, 2006, the Company closed on an additional $30,550,000 in principal amount of their 8% promissory notes which were due on June 30, 2006.  The Company could convert these promissory notes at a 115% conversion premium into common stock of the Company. In connection herewith, the Company incurred an obligation to BHP for financing costs aggregating $2,138,500, of which $1,527,500 was paid in cash.  The remaining $611,000 was paid in additional promissory notes.

On June 29, 2006, the notes issued on March 10, 2006, May 12, 2006 and June 28, 2006, with an aggregate principal amount of $45,811,000 and aggregate accrued interest of $339,731, were exchanged for 53,073 units of the Company’s Convertible Preferred Stock - Series B (See Note 14 -Stockholders’ Equity, Series B Convertible Preferred Stock).

In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the notes issued on June 28, 2006 are considered to have a conversion premium feature as the premium is equal to 115% of the principal amount of the notes. The Company recorded a debt discount of $6,922,602 relating to the conversion premium. As per above, on June 29, 2006 these notes were exchanged for units of Series B Convertible Preferred Stock. The exchange of these notes caused the debt discount to be fully amortized.

The Company incurred deferred financing costs in conjunction with the promissory notes payable issued on March 10, 2006, May 12, 2006 and June 28, 2006. Total cash fees associated with these note issuances were $1,933,500. In addition, $761,000 was paid in additional promissory notes. The aggregate of $2,694,500 of deferred financing costs were amortized through June 29, 2006, the date the notes were exchanged for units of Series B Convertible Preferred Stock (See Note 14).

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

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

The Earnout is computed by the application of the percentages to JLWA earned revenues according to the table, below:

Percentage Applied
Related Revenue Earnout Periods	to JLWA earned Revenues

March 10, 2006 - March 9, 2007
Up to $6,000,000	0%
Between $6,000,000 and $16,000,000	40%
Greater than $16,000,000	10%

March 10, 2007 - March 9, 2008
Up to $7,000,000	0%
Greater than $7,000,000	10%

March 10, 2008 - March 9, 2009
Up to $8,000,000	0%
Greater than $8,000,000	10%

March 10, 2009 - March 9, 2010
Up to $9,000,000	0%
Greater than $9,000,000	10%

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

10.  Due to Former Members of JLWA for Earnout, continued

At December 31, 2006, the amount due to the former members of JLWA for the Earnout liability due under the Agreement was approximately $5,228,000 and has been charged to expense and included in selling and marketing expenses in the accompanying consolidated statement of operations.

11. Income Taxes

The Company’s deferred tax asset of approximately $5,860,000 at December 31, 2006 is subject to a 100% valuation allowance because it is more likely than not that the deferred tax asset will not be realized. The valuation allowances related to the Company’s deferred tax asset increased by approximately $3,241,000 and $1,427,000 for the years ended December 31, 2006 and 2005, respectively.

Significant components of the Company’s deferred tax assets at December 31, 2006 is as follows:

Deferred tax assets:
Net operating loss carryforwards	$2,005,120
Stock-based compensation	1,339,822
Allowance for doubtful accounts	783,045
Property and equipment	20,692
Intangible assets	642,113
Goodwill	855,629
Non-deductible accruals	213,328
Total deferred tax assets	5,859,749
Less: valuation allowance	(5,859,749)
Deferred tax assets, net	$-

As of December 31, 2006, the Company had available approximately $5,020,000 of federal and state net operating losses (“NOL”) available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in years 2022 through 2026. The Company’s ability to use approximately $3,353,000 of its NOL carryforwards generated prior to June 24, 2005, the date of the reverse merger (see Note 1) is subject to an annual limitation of approximately $907,000 in future years pursuant to Section 382 of the Internal Revenue Code (“IRC”) In addition, the Company’s ability to use its NOL carryforwards generated after the date of the reverse merger may be subject to an annual limitation in future years pursuant to section 382 of the IRC.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

11. Income Taxes, continued

As a result of the valuation allowance, no income tax benefit has been recorded at December 31, 2006 and 2005 related to the Company’s operating losses for book purposes. The provision for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	December 31,
	2006	2005
Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income taxes	(6.0)	(6.0)
Permanent differences	24.2	-
Utilization of operating loss carryforward	(1.3)	-
Other	(1.0)	-
Increase in valuation allowance	18.1	40.0%
Effective income tax rate	-%	-%

12. Convertible Notes Payable - Stockholder

During August 2004, the Company received $250,000 in the form of a four year convertible note to QuanStar I, LLC (“QuanStar”), an existing stockholder. This convertible note bore interest at a rate of 10% per annum, with interest payable quarterly commencing October 1, 2004. The principal amount was due upon maturity in August 2009. On June 24, 2005, at the option of QuanStar, the $250,000 convertible note and accrued interest of $17,083 was converted into 45,236 shares of common stock.

13.  Commitments and Contingencies

Employment Agreements

On January 29, 2004, GlobalOptions entered into an employment agreement with Harvey Schiller, its Chairman of the Board and Chief Executive Officer. This agreement provided for base compensation of $200,000 per annum. The agreement provided for a sign-on grant of an option to purchase 55,147 shares of common stock for which there is a 3 year vesting period and a one year bonus consisting of a grant of an option to purchase 55,147 shares of common stock that also vest over a 3 year period. For both stock option grants the exercise price is $4.80 per share.

Dr. Schiller’s employment agreement was assigned to the Company effective as of June 27, 2005. With the consummation of the reverse merger, the Company agreed to assume all of GlobalOptions’ rights and responsibilities under the employment agreement. Pursuant to the assignment, the following modifications, among others, were made to the employment agreement: (i) Dr. Schiller’s salary was increased to the annual rate of $300,000 retroactive to January 1, 2005, (ii) all 147,831 of Dr. Schiller’s stock options in GlobalOptions were confirmed to vest immediately upon the consummation of the reverse merger, (iii) Dr. Schiller agreed to forego receiving any 2005 annual bonus that he is entitled to under the employment agreement, and (iv) the Company and Dr. Schiller agree to negotiate in good faith bonus arrangements after December 31, 2005.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

13.	Commitments and Contingencies, continued

Employment Agreements, continued

On December 19, 2006, the agreement was amended to extend the term through January 31, 2010. The agreement is subject to automatic one-year extensions, unless either party provides 60 days notice to the other party of its intention not to renew the agreement. The amendment provides for an annual base salary of $375,000, $400,000 and $425,000 starting January 1 of 2007, 2008, and 2009 respectively, as well as an annual performance bonus payable 50% in cash and 50% in restricted common stock which will vest upon the achievement of goals agreed upon mutually between Dr. Schiller and the Compensation Committee. In connection with the extension of the term of this employment agreement, Dr. Schiller was awarded a one-time grant of 100,000 shares of restricted common stock. The 100,000 shares of restricted stock has been provided as a pool of eligible restricted common stock shares that will be earned (or vested) by Dr. Schiller pursuant solely to the achievement of the performance goals agreed upon between Dr. Schiller and the Compensation Committee. In the event of death or disability, Dr. Schiller (or his estate) will be entitled to salary and pro rata bonus until termination, and 90 days from termination to exercise vested options; unvested options will be forfeited. If terminated for cause, Dr. Schiller will forfeit all unexercised options. In the event Dr. Schiller terminates for good reason or the employment agreement is terminated without cause, 50% of his unvested stock options will vest and all vested options will remain exercisable for a period of 90 days from termination. The employment agreement contains non-compete and non-solicitation provisions for 12 months following termination, as well confidentiality provisions. In the event of a change of control of the Company, the employment agreement provides for the vesting of all unvested options.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

13.	Commitments and Contingencies, continued

Employment Agreements, continued

Mr. Ondeck, President of the Global International division of the Company, entered into a five year employment agreement in January 2002. On October 17, 2006, this agreement was amended to extend the term through January 2010. The agreement is subject to automatic one year extensions unless either party provides 60 days notice to the other party of its intention not to renew the agreement. The amended agreement provides for an annual base salary of $300,000 and an annual bonus of up to one hundred percent of base salary. The bonus amount is based upon the achievement of mutually agreed upon goals established by the Compensation Committee. Salary increases will be determined by the Compensation Committee and will be based upon the Company’s performance, as well as Mr. Ondeck’s contribution to that performance. Pursuant to the employment agreement, GlobalOptions maintains a “key-man” life insurance policy on the life of Mr. Ondeck, with a face amount of $500,000. The employment agreement may be terminated for cause by GlobalOptions upon the death or disability of Mr. Ondeck, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause, it is required to pay Mr. Ondeck his current base salary and benefits for the lesser of 12 months, or the remaining term of the agreement.

Concurrently with its acquisition of the assets and business of CBR on August 14, 2005, (See Note 4) GlobalOptions entered into a three-year employment and non-competition agreement with Halsey Fischer, the former president and chief executive officer of CBR. Pursuant to the agreement, Mr. Fischer became President of Investigations of GlobalOptions and agreed to perform such other duties and responsibilities as the Board of Directors may assign, and has agreed to devote his full business time to GlobalOptions at a salary of $200,000 per year and a discretionary annual bonus of up to $50,000. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party after three years from the commencement date. In the event GlobalOptions terminates the employment agreement without cause, it is required to pay Mr. Fischer his base salary and certain benefits for six months following termination. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

Concurrently with our acquisition of JLWA in March 2006 (See Note 4), GlobalOptions entered into a four year employment agreement with James Lee Witt. Pursuant to the agreement, Mr. Witt became the Chief Executive Officer (“CEO”) of the GlobalOptions/James Lee Witt Division and agreed to perform such other duties and responsibilities as the Board of Directors may assign, and has agreed to devote his full time to GlobalOptions at a salary of $300,000 per year and a discretionary annual bonus. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause, it is required to pay Mr. Witt his base salary and certain benefits for twelve months following termination. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

13. Commitments and Contingencies,  continued

Employment Agreements, continued

 In May 2006, concurrently with the Company’s acquisition of Safir (See Note 4), GlobalOptions entered into a three year employment agreement with Howard Safir, the former CEO of Safir. Pursuant to the agreement, Mr. Safir became the Vice Chairman of the Company and Chief Executive Officer of the division known as GlobalOptions/Safir Rosetti and agreed to perform such other duties and responsibilities as the Board of Directors may assign, and has agreed to devote his full time to GlobalOptions at a salary of $300,000 per year and a discretionary annual bonus. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause during the initial term, it is required to pay Mr. Safir his base salary and certain benefits through March 21, 2009. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

In May 2006, concurrently with the Company’s acquisition of Safir (See Note 4), GlobalOptions entered into a three year employment agreement with Joseph Rosetti, the former President of Safir. Pursuant to the agreement, Mr. Rosetti became the President of the division known as GlobalOptions/Safir Rosetti and agreed to perform such other duties and responsibilities as the Board of Directors may assign, and has agreed to devote his full time to GlobalOptions at a salary of $200,000 per year and a discretionary annual bonus. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause during the initial term, it is required to pay Mr. Rosetti his base salary and certain benefits through March 21, 2009. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

In May 2006, concurrently with the Company’s acquisition of Secure Source (See Note 4), GlobalOptions entered into a three year employment agreement with David W. Nicastro, the former President and CEO of Secure Source. Pursuant to the agreement, Mr. Nicastro became the Senior Executive Officer of the division known as Global Options/Secure Source and agreed to perform such other duties and responsibilities as the Board of Directors may assign, and has agreed to devote his full time to GlobalOptions at a salary of $180,000 per year and a discretionary annual bonus up to $50,000. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause, it is required to pay Mr. Nicastro his base salary and certain benefits for two months following termination. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

13.  Commitments and Contingencies,  continued

Employment Agreements, continued

In August 2006, concurrently with the Company’s acquisition of Hyperion Risk (See Note 4), the Company entered into a three year employment agreement with Franklin B. Pinder III, the former President and CEO of Hyperion Risk. Pursuant to the agreement, Mr. Pinder became the Southeast Regional Vice President of GlobalOptions and agreed to perform such other duties and responsibilities as the Board of Directors may assign and has agreed to devote his full time to GlobalOptions at a salary of $170,000 per year and a discretionary annual bonus up to $60,000. The employment agreement may be terminated for cause by GlobalOptions, upon death or disability of the executive, or upon 30-day’s notice by either party. In the event GlobalOptions terminates the employment agreement without cause, it is required to pay Mr. Pinder his base salary and certain benefits for a period equal to 50% of the remaining amount due under the term of the employment agreement. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions. In addition, Mr. Pinder is eligible for a separate special bonus for the years 2006, 2007 and 2008, during which the Company will pay Mr. Pinder 10% of the amount of certain revenue increases achieved over a defined revenue base, as defined in the agreement. The amount which Mr. Pinder may earn under this agreement over the full term is capped at $1,200,000 and is payable annually, 50% in cash and 50% in the common stock of the Company. At December 31, 2006, in connection with this obligation, the Company has recorded $21,000 as accrued compensation and benefits.  The maximum amounts payable under the special bonus are outlined below:

Term	Revenue Base	Revenue Increase Over Base Eligible for Bonus
Year 1	$5,800,000	$1,000,000
Year 2	$6,800,000	$4,000,000
Year 3	$12,800,000	$7,000,000

Consulting Agreement

GlobalOptions is a party to a consulting agreement with BKS Advisors, LLC (“BKS”) pursuant to which BKS Advisors provides GlobalOptions management with certain business, strategy and financial services. The agreement with BKS had a term which extended through October 2006 and provided for a monthly fee of $25,000 which could be adjusted based on the level of services provided. On June 1, 2005, BKS assigned its rights under this agreement to Jeffrey O. Nyweide, Chief Financial Officer and Executive Vice President of Corporate Development of GlobalOptions Group. On December 19, 2006 the Compensation Committee amended the term of this consulting agreement to extend through January 2010. In addition, the monthly fee provided for in this agreement was increased to $27,083, $29,167, and $31,250 for the years 2007, 2008 and 2009, respectively, as well as an annual performance bonus payable 50% in cash and 50% in restricted common stock which will vest upon the achievement of goals agreed upon mutually between Mr. Nyweide and the Compensation Committee. In connection with the extension of the term of this consulting agreement, Mr. Nyweide was awarded a one-time grant of 75,000 shares of restricted common stock. The 75,000 shares of restricted common stock has been provided as a pool of eligible restricted stock shares that will be earned (or vested) by Mr. Nyweide pursuant solely to the achievement of the performance goals agreed upon between Mr. Nyweide and the Compensation Committee.

Placement Agent Agreement

On March 9, 2006, the Company entered into an agreement with BHP, a division of Pali Capital, Inc. to act as its placement agent in connection the private placement of certain promissory notes payable (See Note 9).   In connection with this agreement, the Company has agreed to pay BHP a fee of 7% of certain of the gross proceeds received in connection with the issuance of the promissory notes payable.

In addition, on March 14, 2006, the Company entered into a financial advisory agreement with BHP, with a term of nine months.   Under this agreement, BHP agreed to advise the Company in regard to potential strategic transactions.   Under this agreement, the Company has agreed to issue to BHP a common stock warrant to purchase 31,250 shares, exercisable at $20.00 per share to compensate BHP.  These warrants shall have a term of five years, a cashless exercise provision and standard weighted average anti-dilution protection and piggyback registration rights.  The value of these warrants was approximately $388,000 utilizing the Black Scholes option pricing model with the following assumptions: 0% dividend yield, 87% expected volatility, 4.77% risk-free rate and a five year expected life.  Stock based compensation expense of $388,000 has been recognized related to these warrants for the year ended December 31, 2006. For a period of twelve months from the date of this agreement, should the Company request the assistance of BHP, then in connection with certain transactions, the Company will pay to BHP a fee of 3% of the aggregate transaction value.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

13. Commitments and Contingencies , continued

Placement Agent Agreement, continued

Through December 31, 2006, BHP was paid aggregate consideration of $2,694,500 in connection with certain private placements of debt securities (See Note 9), consisting of cash and notes of $1,933,500 and $761,000, respectively.

Operating Leases

 In connection with the acqusitions of CBR, JLWA, Safir, Secure Source, and Hyperion Risk, GlobalOptions assumed the obligations for various office leases. Such lease obligations expire at various dates through June 2015.

 Future minimum lease payments under these leases are as follows:

For the Year Ending December 31,
2007	$1,454,756
2008	1,184,594
2009	1,054,341
2010	968,121
2011	718,838
Thereafter	1,184,895
Total	$6,565,545

Rent expense charged to operations amounted to approximately $1,408,000 and $503,000 for the years ended December 31, 2006 and 2005, respectively.

The terms of certain of the Company’s lease obligations provide for scheduled escalations in the monthly rent. In accordance with SFAS No. 13, “Accounting for Leases,” the non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent of $190,008 represents the long term unamortized rent adjustment amount at December 31, 2006 and is reflected as deferred rent obligations in the consolidated balance sheet. In addition, the current portion of deferred rent is $53,844 at December 31, 2006 and is reflected within other current liabilities in the consolidated balance sheet.

Letters of Credit

In connection with the lease for its Washington D.C. office, the Company is required to maintain a standby letter of credit of $37,931 for the purpose of collateralizing future lease payments. During the year ended December 31, 2005, the landlord drew upon the letter of credit and the security deposit in order to satisfy a portion of the Company’s obligations under the lease. Accordingly, at December 31, 2005, the Company was not in compliance with the standby letter of credit obligations under the lease. During March 2006, the Company reinstated the letter of credit and brought the Company back into compliance under the lease agreement. At December 31, 2006, the Company is in compliance under the terms of the lease.

In connection with the lease for the former JLWA office in Washington D.C., the Company established a standby letter of credit of $150,000 for the purpose of collateralizing future lease payments. The letter of credit obligation is collateralized through the Company’s line of credit with a bank (See Note 8). During January 2007, the underlying lease was terminated. The Company has applied to the former landlord for the release of the letter of credit.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

 14.  Stockholders’ Equity

 Common Stock

The Company has authorized 100,000,000 shares of common stock. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution, after payment of or provision for all liabilities and the liquidation preference of any outstanding Series A and B convertible preferred stock. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

During August 2004, the Company issued 137,868 shares of common stock for proceeds of $750,000, and warrants to purchase 22,059 shares of common stock at $5.44 per share to QuanStar I, LLC, who was a holder of a convertible note payable issued by GlobalOptions (See Note 12) and a compensated financial advisor to GlobalOptions (See Note 18). In June 2005, QuanStar I exercised the warrants and purchased 22,059 shares of common stock for $120,000.

During the year ended December 31, 2006 the Company issued 85,625 shares of common stock in connection with the conversion of 1,370 shares of Series A convertible preferred stock.

On June 10, 2006, the Company issued 10,883 shares of common stock, valued at $175,000, to a service provider in connection with the acquisition of Safir (See Note 4).

GlobalOptions Shares Immediately Prior to the Reverse Merger

On June 24, 2005, in anticipation of and in connection with the reverse merger agreement, each of the holders of its Series A, Series A-1 and Series A-2 convertible preferred stock agreed to exchange the holders’ full rights, including accrued dividends of $1,381,099, in their convertible preferred shares on the basis of one share of the common stock of GlobalOptions Group for each 13.6 shares of convertible preferred stock. This transaction resulted in the issuance of 824,504 shares of common stock of GlobalOptions Group in exchange for 11,213,254 shares of convertible preferred stock of GlobalOptions on June 24, 2005.

Pursuant to the Merger Agreement, stockholders of GlobalOptions received one share of GlobalOptions Group common stock for each 13.6 issued and outstanding shares of GlobalOptions common stock at closing for which 4,650,000 shares of GlobalOptions common stock was exchanged for 341,912 shares of common stock of GlobalOptions Group.

The convertible preferred shares of GlobalOptions exchanged included the issuance of 2,572 shares of common stock resulting from the cashless exercise in June 2005 of a warrant held by a financial institution for the purchase of 3,676 shares of stock of the Company (See Note 8), the issuance of 45,236 shares of common stock of the Company resulting from the surrender of QuanStar’s $250,000 Convertible Note and accrued interest of $17,083 (See Note 12) and the issuance of 22,059 shares of common stock of the Company resulting from the exercise of a warrant to purchase 22,059 shares held by the QuanStar Group, LLC.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

14. Stockholders’ Equity, continued

Reverse Merger and Private Placement - Summary of Transactions

On June 24, 2005, the Company consummated a reverse merger transaction (See Note 1).

At closing, GlobalOptions Group issued 1,236,283 shares of its common stock to the former common and convertible preferred stockholders of GlobalOptions, in exchange for 100% of their outstanding shares of GlobalOptions.

GlobalOptions Group has assumed all of GlobalOption’s obligations under its outstanding stock option plan and has reserved initially reserved 812,500 shares of GlobalOptions Group’s common stock for stock options issuable under a newly adopted 2005 Stock Option Plan (See Note 15). At the time of the reverse merger, GlobalOptions had outstanding stock options to purchase 4,450,721 shares of common stock, which outstanding options became stock options to purchase 327,259 shares of common stock of GlobalOptions Group, after giving effect to the reverse merger exchange ratio and the March 2007 1 for 8 stock split. Neither GlobalOptions nor GlobalOptions Group had any warrants to purchase shares of common stock outstanding immediately prior to the closing of the reverse merger. The pricing of all stock options has been adjusted on a 13.6 to 1 basis.

Simultaneous with closing of the reverse merger, GlobalOptions Group sold to its majority stockholders its historical art business operations, and they assumed the historical liabilities of those operations. After giving effect to the cancellation of 9,962,750 shares held by the former stockholders, there were 549,750 shares of GlobalOptions Group common stock outstanding before giving effect to the stock issuances in the reverse merger and private placement.

In connection with the reverse merger, GlobalOptions Group completed the closing of a private placement of a total of 7,500 units consisting of one share of the Company’s Series A convertible preferred stock, par value $.001 per share, and a detachable, transferable warrant to purchase shares of the Company’s common stock, at a purchase price of $1,000 per unit, to accredited investors pursuant to the terms of a Confidential Private Offering Memorandum, dated April 18, 2005, as supplemented. Each share of Series A convertible preferred stock was initially convertible into 63 shares of common stock at any time. Each warrant entitles the holder to purchase 16 shares of common stock at an exercise price of $20.00 per share through June 24, 2009, subject to certain redemption provisions. The Company received proceeds from the tranches of the private placement of approximately $7,041,000, net of offering costs of approximately $459,000.

Brookshire Securities Corporation served as placement agent in connection with the private placement. The placement agent received a cash fee in the aggregate of $200,000, four-year warrants to purchase 18,750 shares of GlobalOptions Group’s common stock at an exercise price of $16.00 per share, and four-year warrants to purchase an additional 43,750 shares of the Company’s common stock at an exercise price of $20.00 per share on terms which are identical to those warrants included in the units.

Under the terms of the private placement, the Company agreed to file a "resale" registration statement with the SEC covering the shares of common stock underlying the Series A convertible preferred stock and warrants issued in the private placement on or before October 28, 2005 (or 120 days after the closing). The Company is obligated to maintain the effectiveness of the "resale" registration statement from the effective date through and until 12 months after the date of closing of the merger, unless all securities registered under the registration statement have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act of 1933, provided the Company complies with their reporting obligations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

14. Stockholders’ Equity, continued

Reverse Merger and Private Placement - Summary of Transactions, continued

In the event the "resale" registration statement was not filed with the SEC on or prior to the 180th day after the completion of the merger, each investor in the private placement was to receive an additional number of shares of Series A convertible preferred stock equal to 2% of the total number of shares of Series A preferred stock subscribed to by such investor in the private placement (which additional shares of underlying common stock will also be registered) for each month (or portion thereof) that the registration statement is not so filed, provided that the aggregate increase in such shares of Series A convertible preferred stock pursuant to this paragraph will in no event exceed 20% of the original number of shares of Series A convertible preferred stock subscribed for in the private placement.

The Company agreed to use its best efforts to have the "resale" registration statement declared effective by the SEC as soon as possible after the initial filing and agreed to respond to all questions or comments by the SEC pertaining to such registration statement within 30 days of the receipt of such comments. In the event that the Company did not respond to questions or comments by the SEC pertaining to the registration statement within 30 days after the Company’s receipt of such comments, each investor in the private placement would receive an additional number of shares of Series A convertible preferred stock equal to 2% of the total number of shares of Series A convertible preferred stock subscribed to by such investor in the private placement (which additional shares of underlying common stock will also be registered) for each month (or portion thereof) that the Company did respond to questions or comments by the SEC pertaining to such registration statement, provided that the aggregate increase in such shares of Series A convertible preferred stock pursuant to this paragraph will in no event exceed 20% of the original number of shares of Series A convertible preferred stock subscribed to in the private placement.

Verus International Group (“Verus”) served as advisor to the Company on the structuring and execution of the reverse merger. In connection with the identification and structuring of the reverse merger and effective as of the closing of the reverse merger, the Company paid Verus or its designees a fee equal to 18,125 shares of common stock valued at $337,850 and a fee paid in warrants as an advisor for the private placement equal to 49,512 cashless four-year warrants to purchase the Company’s common stock exercisable at $16.00 per share, and a fee paid in warrants equal to 131,738 warrants to purchase the Company’s common stock exercisable at $20.00 per share on terms which are identical to those warrants included in the units.

The Company’s placement agent entered into a selected dealer agreement with Starboard Capital Markets, LLC (“Starboard Capital”), a registered broker-dealer for the sale of certain of the units. Pursuant to the form of selected dealer agreement, for units sold by the selected dealer which were received and accepted by the Company and the placement agent, Starboard Capital received (i) a cash fee of $7,500 and (ii) warrants to purchase 18,750 shares of the Company’s common stock. These warrants are comprised of (i) warrants to purchase 5,250 shares of common stock with an exercise price equal to $16.00 per share, exercisable for a four-year period commencing on the date of issuance, with cashless exercise features, and (ii) warrants to purchase 13,500 shares of common stock with an exercise price equal to $20.00 per share, exercisable for a four-year period commencing on the date of issuance, with features otherwise identical to the warrants sold in the private placement.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

14. Stockholders’ Equity, continued

Reverse Merger and Private Placement - Summary of Transactions, continued

The Company agreed to engage Verus for a period of 24 months following the closing of the merger and private offering to provide capital markets advisory services at a monthly rate of $10,000, payable 50% in cash and 50% in common stock at the then-current market value. During the years ended December 31, 2006 and 2005, the Company issued 849 and 1,403 shares of common stock, valued at $15,000 and $30,000, respectively, in connection with this agreement.

Series A Convertible Preferred Stock

The Company has authorized a total of 15,000,000 shares of preferred stock. In conjunction with the reverse merger, the Company designated 16,000 shares as authorized for Series A convertible preferred stock.

Holders of Series A convertible preferred stock will be entitled at any time to convert their shares into common stock, without any further payment thereafter. Each share of Series A convertible preferred stock is initially convertible into 63 shares of common stock at a conversion price of $16.00 per common share and is immediately convertible into common stock.

Series A Convertible Preferred Stock

On September 22, 2005, GlobalOptions Group closed out its initial private placement with the sale of 250 units, as detailed in the Company’s Confidential Private Offering Memorandum, dated April 18, 2005, as amended, consisting of one share of the Company’s Series A convertible preferred stock, par value $.001 per share, and a detachable, transferable warrant to purchase shares of the Company’s common stock. The Company received proceeds from the private placement of approximately $160,000, net of offering costs of $90,000. Each share of Series A convertible preferred stock was initially convertible into 63 shares of common stock at any time. Each warrant entitles the holder to purchase 16 shares of common stock at an exercise price of $20.00 per share through June 24, 2009, subject to certain redemption provisions. In connection with this offering, Series A warrants to purchase 3,906 shares of common stock were issued to investors, Series B warrants to purchase 1,513 shares of common stock were issued to the placement agent and advisors and Series C warrants to purchase 570 shares of the common stock were issued to the placement agent and advisors. In addition, in conjunction with the close out of the initial private placement, Series B warrants to purchase 43,874 shares of the common stock and Series C warrants to purchase 16,543 shares of common stock were issued to Verus.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

14. Stockholders’ Equity, continued

Series A Convertible Preferred Stock - Beneficial Conversion Feature and Deemed Dividends

At June 24, 2005, the date of issuance, the fixed conversion price of the Series A convertible preferred stock of $16.00 represented a discount to the market value of the Company’s common stock, which was at a quoted market price of $16.80 per share. In accordance with EITF 00-27, and EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios”, the Company determined the relative fair value of the warrants and the Series A convertible preferred stock and allocated the proceeds received on a relative fair value basis. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 55%, risk-free interest rate of 3% and an expected term of two years. Based upon this calculation, the effective conversion price of the Series A convertible preferred stock was determined to be $15.04 per common share, resulting in a beneficial conversion feature of $832,500 at June 24, 2005.

At September 22, 2005, the fixed conversion price of the Series A convertible preferred stock of $16.00 represented a discount to the market value of the Company’s common stock, which was at a quoted market price of $24.00 per share. The Company determined the relative fair value of the warrants and the Series A convertible preferred stock and allocated the proceeds received on a relative fair value basis. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 55%, risk-free interest rate of 3% and an expected term of two years. Based upon this calculation, the effective conversion price of the Series A convertible preferred stock was determined to be $9.44 per common share, resulting in a beneficial conversion feature of $147,250 at September 22, 2005.

The Company has presented the beneficial conversion feature as a deemed dividend to the holders of the Series A convertiible preferred stock on the consolidated statements of operations of $979,750 for the year ended December 31, 2005.

Series A Convertible Preferred Stock Features

The number of shares of common stock issuable upon conversion of the Series A convertible preferred stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of the common stock; an issuance of common stock or other securities of the Company as a dividend or distribution on the common stock; a reclassification, exchange or substitution of the Company’s common stock; or a capital reorganization of the Company. In the event that the Company issues any shares of common stock or common stock equivalents in a private placement, secondary offering or shelf offering for cash consideration at a price less than $16.00 per share of common stock, the conversion rate will be that number of shares of common stock equal to $125 divided by the price per share at which the Company will issue common stock (the “Denominator”), but in no event will the Denominator be less than $6.12 per share.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

14. Stockholders’ Equity, continued

Series A Convertible Preferred Stock Features, continued

Holders of Series A convertible preferred stock are entitled to vote their shares on an as-if-converted to common stock basis, and will vote together with the holders of the common stock, and not as a separate class. Holders of Series A convertible preferred stock will also have any voting rights to which they are entitled by law.

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, holders of Series A convertible preferred stock will be entitled to receive out of assets of the Company available for distribution to its stockholders, before any distribution is made to holders of the common stock, liquidating distributions in an amount equal to $1,000 per share. After payment of the full amount of the liquidating distributions to which the holders of the Series A convertible preferred stock are entitled, holders of the Series A convertible preferred stock will receive liquidating distributions pro rata with holders of common stock, based on the number of shares of common stock into which the Series A convertible preferred stock is convertible at the conversion rate then in effect.

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

Warrants (Series A & B)

Series A warrants to purchase 121,094 shares of common stock were issued to investors and Series B warrants to purchase 234,375 shares of common stock were issued to the placement agent and advisors, at an exercise price of $20.00 per share from the date of issuance until the fourth anniversary thereof. As a result of an adjustment pursuant to the anti-dilution protection associated with the warrants, for the Series A and Series B warrants the number of shares which may be purchased was increased to 151,367 and 292,969 respectively, and the warrant exercise price was reduced to $16.00 per share. The Company may call the warrants beginning 15 months after the closing of the private placement at a rate of 25% per quarter if at any time during such quarter the 30-day trailing average stock price is greater than $32.00 per share.

Warrants (Series C)

Series C warrants to purchase 90,625 shares of common stock were issued to the placement agent and advisors at an exercise price of $16.00 per share from the date of issuance until the fourth anniversary thereof. These warrants may be exercised upon surrender of the certificate therefore, accompanied by payment of the full exercise price for the number of warrants being exercised. The holder may also alternatively exercise these warrants on a cashless basis by surrendering the warrant with an executed notice of cashless exercise attached thereto, in which event the Company will issue to the holder the number of shares of stock determined following the formula contained therein.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

14. Stockholders’ Equity, continued

Adjustments (applicable to Warrants - Series A, B and C)

In the event that the Company issues any shares of its common stock or common stock equivalents following in a private placement, secondary offering or shelf offering for cash consideration at a price less than $20.00 per share of common stock for Series A and B warrants or $16.00 per share of common stock for Series C warrants, respectively, (i) the number of shares of common stock for which each warrant is exercisable will be adjusted to equal that number which is the result of the original number of shares of common stock for which each warrant is exercisable multiplied by $20.00 per share of common stock for Series A and B warrants and $16.00 per share of common stock for Series C warrants, and divided by the price per share at which the Company will issue such common stock or common stock equivalents, but in no event will the denominator be less than $6.12 per share, and (ii) the exercise price of each warrant shall be reduced to equal the price per share at which GlobalOptions Group issues such common stock or common stock equivalents, but in no event will the exercise price be reduced to less than $6.12 per share. Additionally, the warrants contain provisions that protect the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock dividends, stock splits, and other similar events. During the year ended December 31, 2006, in connection with these warrant adjustment provisions, holders received the right to purchase for the Series A and Series B warrants, additional shares of common stock aggregating 30,272 and 58,595, respectively.

The holders of any type of warrant will not possess any voting or other rights as a stockholder of the Company unless and until the holder exercises the warrant.

A summary of the Company’s Series A, B, and C warrants outstanding and fully exercisable at December 31, 2006 is presented in the table below, after the effect of the dilutive adjustment during such year:

Exercise Price $16.00
Series A	151,367
Series B	292,969
Series C	90,625
Outstanding and Exercisable	534,961

Series B Convertible Preferred Stock

On June 29, 2006, the Company authorized the designation of a total of 7,500 shares as Series B convertible preferred stock.

On June 29, 2006, in a private placement, notes in the amount of $45,811,000 and accrued interest of $339,731 were exchanged for 53,073 units, valued at $1,000 per unit for a total value of approximately $53,073,000.  Each unit consisted of one share of Series B convertible preferred stock and a detachable, transferable series B-1 warrant to purchase 22 shares of common stock at $17.20 per share and a detachable, transferable warrant series B-2 to purchase 22 shares at $22.80 per share.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

14.  Stockholders’ Equity, continued

Series B Convertible Preferred Stock, continued

Optional Conversion

Holders of Series B convertible preferred stock will be entitled at any time to convert their shares into the Company’s common stock, without any further payment. Each share of Series B convertible preferred stock is initially convertible into 63 shares of common stock at a conversion price of $16.00. The number of shares of the Company’s common stock issuable upon conversion of the Series B convertible preferred stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of the Company’s common stock; an issuance of common stock or other securities of the Company as a dividend or distribution on the Company’s common stock; a reclassification, exchange or substitution of the Company’s common stock; or a capital reorganization of the Company. In the event that the Company issues any shares of common stock or common stock equivalents in a private placement, secondary offering or shelf offering for cash consideration at a price less than $16.00 per share of common stock, the conversion price will be reduced based on weighted average anti-dilution protections subject to customary carve outs, but in no event will the conversion price be less than $6.12 per share.

Mandatory Conversion

Subject to an effective Registration Statement, beginning 12 months from the closing date of the offering of the Series B convertible preferred stock, if the closing bid price of the common stock exceeds $36.00 and trading volume of the Company’s common stock is not less than 12,500 shares for at least fifteen trading days out of a period of twenty (20) consecutive trading days, the Company may require the conversion of the Series B convertible preferred stock into shares of common stock at the applicable conversion price. In the event a holder of Series B convertible preferred stock is prohibited from converting into common stock under this provision due to the 4.99% ownership limitation discussed below, the excess portion of the Series B convertible preferred stock shall remain outstanding, but shall cease to accrue a dividend.

Registration Rights

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19”, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. On June 29, 2006, the Company completed a private placement of convertible notes and entered into registration rights and warrant agreement in connection with and following the private placement. The Company views its registration rights agreement as a free standing financial instrument that includes liquidated damages which could be deemed substantial. Accordingly the Company views that the interpretive guidance in EITF Issue No. 05-4, view C, provided the most appropriate measure and would require a company, in certain circumstances to record a derivative liability. However due to various factors including the good filing history of the Company, the lower likelihood of a penalty for liquidated damages relating to the requirement by the Company to file the registration statement related to the warrants, to have the registration statement declared effective (registration statement was declared effective, see below) and remain effective, the exposure to this registration rights damages was deemed to be de-minimus and therefore no liability was recorded in the consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

14.	Stockholders’ Equity, continued

Series B Convertible Preferred Stock, continued

Investor Rights Agreement

On October 23, 2006, the Company and holders of a majority interest of the Company's Series B convertible preferred stock amended the Company's Investor Rights Agreement dated as of June 28, 2006 to amend and restate the definition of "Effectiveness Date" in the Investor Rights Agreement to read as follows: "Effectiveness Date” means the date that is one hundred and twenty (120) days following the closing date, provided that such date shall be tolled (i) for the duration of any blackout period, (ii) for periods of regulatory review exceeding customary periods, and (iii) for periods of regulatory review the resolution of which is outside the full control, power or authority of the Company or its agents, provided the Company has met comment response deadlines applicable to it (to the extent within its or its agents' full control, power or authority) and is using its reasonable best efforts to cause the registration statement to be declared effective under the Securities Act. On February 21, 2007, the Company entered into agreements with three holders of Series B convertible preferred stock acknowledging the Company's obligation under the Investor Rights Agreement to prepare and file with the SEC an additional registration statement (the “Additional Registration Statement”) to register shares that were not covered by the Company’s registration statement on Form SB-2 (File No. 333-136468) (the “Existing Registration Statement”). The Company acknowledged that, as a result of its failure to file and cause a registration statement to become effective as to the Remaining Securities, liquidated damages have accrued and continue to accrue, on and after February 2, 2007, the date on which the Existing Registration Statement was declared effective as outlined in the Investor Rights Agreement.

Such holders have agreed to waive, subject to the conditions set forth below, their right to payment of such liquidated damages resulting solely from the omission of the Remaining Securities from the Existing Registration Statement and any failure to file, or have declared effective, a registration statement with respect to the remaining Securities by the Filing Date or the Effectiveness Date, as the case may be. Such waiver shall continue in force and effect so long as the Company uses its reasonable best efforts to file as promptly as practicable and cause to be declared effective as promptly as practicable, the Additional Registration Statement with respect to the remaining Securities as and to the extent permitted by applicable federal securities laws, rules, regulations and interpretations thereof. At such time as the Company fails to so use its reasonable best efforts, as and to the extent permitted by applicable federal securities laws, rules, regulations and interpretations thereof, the waiver in the first sentence of this paragraph shall be null and void and all payment obligations of the Company with respect to the Remaining Securities Liquidated Damages (but not Liquidated Damages with respect to the Investors Registered Note Amount) and rights and remedies of the Investor shall be reviewed as if such waiver were not given.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

14.  Stockholders’ Equity, continued

Series B Convertible Preferred Stock, continued

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

Voting Rights

Holders of Series B convertible preferred stock are entitled to vote their shares on an as-if-converted to common stock basis, up to a 4.99% of the then issued and outstanding shares of the Company's common stock, and will vote together with the holders of the common stock, and not as a separate class. Holders of Series B convertible preferred stock will also have any voting rights to which they are entitled by law.

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

Dividends

Commencing 18 months from the issuance date of June 29, 2006, dividends accumulate at the rate of 6% per annum for the first 12 months and 8% per annum thereafter. Dividends are payable in cash or in shares of common stock at the holder’s election. To the extent that any dividends are declared on the common stock, holders of Series B convertible preferred stock will be entitled to receive such dividends on an as-if-converted basis. No dividends may be declared or paid on junior securities until the dividend on the Series B convertible preferred stock is paid in full.

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

14.  Stockholders’ Equity, continued

Series B Convertible Preferred Stock, continued

Beneficial Conversion Feature and Deemed Dividends

At June 29, 2006, the date of issuance, the fixed conversion price of the Series B convertible preferred stock of $16.00 represented a discount to the market value of the Company’s common stock, which was at a quoted market price of $17.60 per share. In accordance with EITF 00-27 and EITF 98-5, the Company determined the relative fair value of the warrants and the Series B convertible preferred stock and allocated the proceeds received on a relative fair value basis. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 87%, risk-free interest rate of 5.21% and an expected term of two and a half years. Based upon this calculation, the effective conversion price of the Series B convertible preferred stock was determined to be $10.24 per common share, resulting in a beneficial conversion feature for a deemed dividend of $24,413,362 for the year ended December 31, 2006.

Warrants (Series B-1 and Series B-2)

Each Series B-1 warrant, of which 1,160,906 were issued in the closing of the Company’s Series B convertible preferred stock offering, entitles the holder thereof to purchase shares of the Company’s common stock at an exercise price of $17.20 per share from the date of issuance until the fifth anniversary thereof. Each Series B-2 warrant, of which 1,160,906 were also issued in the closing of the Company’s Series B convertible preferred stock offering, entitled the holder thereof to purchase shares of the Company’s common stock at an exercise price of $22.80 per share from the date of issuance until the fifth anniversary thereof. As a result of an adjustment with regard to anti-dilution protection, the number of outstanding Series B-2 warrants was increased to 1,169,111 and the warrant exercise price was reduced to $22.64. In the aggregate, these warrants have a fair value of approximately $20,800,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life 2.5 years, volatility 87%, 0% dividends and a risk-free interest rate 5.21%.

A summary of the Company’s Series B-1 and B-2 warrants outstanding and fully exercisable at December 31, 2006 is presented in the table below, after the effect of the dilutive adjustment during such year:

	Exercise Prices
	$17.20	$22.64	Total
Series B-1	1,160,906		1,160.906
Series B-2	-	1,169,111	1,169,111
Outstanding and exercisable	1,160,906	1,169,111	2,330,017

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

14. Stockholders’ Equity, continued

Series B Convertible Preferred Stock, continued

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

Registration Statements

On May 8, 2006, the Company filed a Form SB-2 to register 948,750 shares of common stock in connection with Series A convertible preferred stock. On May 10, 2006 this registration statement was declared effective. On January 30, 2007, the Company filed a supplement on Form 424 (b)(3) to its registration statement on Form SB-2 dated May 8, 2006.

On January 30, 2007, the Company filed a Form SB-2 to register 5,419,938 shares in connection with Series B convertible preferred stock and warrants issued on June 29, 2006. On February 2, 2007, this registration statement was declared effective.

15. Stock Options

2002 Stock Option Plan

On January 24, 2002, the Board of Directors and stockholders of GlobalOptions approved the 2002 Stock Option Plan (the “2002 Plan”). The Plan is administered by the Board of Directors (“the Board”) of GlobalOptions. Directors and stockholders, officers, employees, and consultants of the Company were eligible to participate. The Plan provided for the awards of incentive and non-statutory stock options. The Plan initially provided for 1,685,000 shares of common stock to be reserved for issuance under the Plan. On August 4, 2004, the Company authorized an additional 1,585,000 shares of common stock to be reserved for issuance under the Plan. The Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in ten years. The exercise price was equal to at least 100% of the fair market value of a share of common stock, as determined by the Committee, on the grant date.

At the time of the reverse merger, GlobalOptions had outstanding stock options to purchase 4,450,721 shares of common stock, which outstanding options became stock options to purchase 327,259 shares of common stock of the Company after giving effect to the reverse merger exchange ratio and the March 6, 2007 1 for 8 stock split. The Company has assumed the stock options to purchase a total of 327,259 shares of common stock, with exercise prices at the fair market value or in excess of the fair market value on the date of grant, under the 2005 Stock Option Plan.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

15.	Stock Options, continued

2005 Stock Option Plan

On August 5, 2005, the Board of Directors and stockholders of the Company approved the 2005 Stock Option Plan (the “2005 Plan”), which replaced the 2002 Plan. The 2005 Plan is administered by the Company’s compensation committee which originally provided for 812,500 shares of common stock to be reserved for issuance under the 2005 Plan, representing the number of options outstanding under that plan (see below). Directors, officers, employees, and consultants of the Company are eligible to participate. The 2005 Plan provides for the awards of incentive and non-statutory stock options. The Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of common stock, as determined by the Committee, on the grant date. The Board of Directors determined that the remaining shares reserved, but unissued, with respect to any awards under the Company’s 2005 Stock Option Plan were unreserved and no new awards shall be issued pursuant to the Company’s 2005 Stock Option Plan.

2006 Stock Option Plan

On June 12, 2006, the Board of Directors, and stockholders of the Company approved the adoption of the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan is administered by the Company’s compensation committee (the Committee), and provides for up to 1,062,500 of the Company’s common stock to be reserved for issuance to directors, employees and consultants of the company and its subsidiaries, representing the number of options outstanding under that plan (see below). The 2006 Plan provides for the awards of incentive and non-qualified stock options. The exercise is to be not less than 100% of the fair market value of a share of common stock on the date the option is granted. Options expire in ten years, and are subject to the terms and conditions determined by the Committee at the time of grant. The Board of Directors determined that the remaining shares reserved, but unissued with respect to any awards under the Company’s 2006 Stock Option Plan were unreserved and no new awards shall be issued pursuant to the Company’s 2006 Stock Option Plan.

On August 9, 2006, the Company filed form S-8 to register an aggregate of 6,500,000 and 8,500,000 shares of the Company’s common stock, $0.001 par value per share, issuable under the 2005 Plan and the 2006 Plan, respectively.

2006 Long-Term Incentive Plan

On December 5, 2006 the stockholders adopted the 2006 Long-Term Incentive Plan (the "2006 Long-Term Incentive Plan").  The shares that may be issued under such plan shall not exceed an aggregate of 12,000,000 shares of common stock and the Board of Directors delegated to the compensation committee of the Board of Directors (the “Compensation Committee”) the authority to administer the 2006 Long-Term Incentive Plan. At December 31, 2006, there remains 11,825,000 reserved but unissued shares under the 2006 Long Term Incentive Plan.

During December 2006, the Company awarded 175,000 shares of restricted stock to two senior officers under the terms of the renewal of their respective employment and consulting agreements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

15. Stock Options, continued

2006 Long-Term Incentive Plan, continued

On December 15, 2006, the Company filed a registration statement on Form S-8 under the Securities Act covering 12,000,000 shares of common stock reserved for issuance under the 2006 Long-Term Incentive Plan. The Form S-8 registration became effective immediately upon filing. Subject to the satisfaction of applicable exercise periods and Rule 144 volume limitations applicable to affiliates, shares of the Company common stock to be issued upon exercise of outstanding stock options granted pursuant to the Company’s 2006 Long Term Incentive Plan are available for immediate resale in the public market.

2006 Employee Stock Purchase Plan

On December 5, 2006 the stockholders adopted the 2006 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The shares that may be issued under such plan shall not exceed an aggregate of 2,000,000 shares of common stock and that the Board of Directors have delegated to the Compensation Committee the authority to administer the Employee Stock Plan.

On December 15, 2006, the Company filed a registration statement on Form S-8 covering 12,000,000 and 2,000,000 shares of common stock reserved for issuance under the Company’s 2006 Long Term Incentive Plan and the Employee Stock Purchase Plan.

 Stock-Based Compensation

On June 24, 2005, the Company issued 18,125 shares of common stock at a value of $337,850 to an advisor for its services related to the reverse merger. This cost is reflected in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2005.

On November 18, 2005, the Company granted an option to a consultant who also serves as the Company’s Chief Financial Officer, to purchase 62,500 shares of common stock at $20.00 per share. This option has a term of five years, is non-forfeitable and vests over three years. This option was initially valued at $865,000 utilizing the Black-Scholes option pricing model and is being amortized to stock-based compensation over the three year vesting period in accordance with Emerging Issues Task Force pronouncement No. 96-18 - “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). On a quarterly basis, the Company adjusts the unvested value on a mark-to-market basis, and the cumulative effect of the adjustment amount on amortization, since inception, is reflected in current period amortization. During the years ended December 31, 2006 and 2005, approximately, $132,000 and $17,000 respectively was amortized to stock-based compensation expense related to this option and recorded within general and administrative expenses. At December 31, 2006, the fair value of the option was approximately $449,000 and the unamortized value was approximately $300,000.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

15. Stock Options, continued

Stock-Based Compensation, continued

 On June 12, 2006, the Company granted an option to its consultant who also serves as the Company’s Chief Financial Officer, to purchase 62,500 shares of common stock at $17.60 per share. This option has a term of five years, is non-forfeitable and vests over three years. This option was initially valued at $779,000 utilizing the Black-Scholes option pricing model and is being amortized to stock-based compensation over the three year vesting period in accordance with EITF 96-18. On a quarterly basis, the Company adjusts the unvested value on a mark-to-market basis, and the cumulative effect of the adjustment amount on amortization, since inception, is reflected in current period amortization. During the year ended December 31, 2006, approximately $77,000 was amortized to stock-based compensation expense related to this option and recorded within general and administrative expenses. At December 31, 2006, the fair value of the option was approximately $457,000 and the unamortized value was approximately $380,000.

During the years ended December 31, 2006 and 2005, the Company issued stock options to certain members of its advisory boards in exchange for their advisory services to the Company valued at $186,560 and $119,000, respectively. The fair value of the option granted during the year ended December 31, 2006 was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 87%, risk-free interest rate of 4.95% and an expected term of five years. The options granted during the year ended December 31, 2005 were valued under EITF No. 96-18 at the arm’s length cash equivalent value of the related compensation. During April 2006 and June 2006, the Company issued 7,317 shares of common stock valued at $117,078 to consultants who have provided prior services to the Company.

Prior to January 1, 2006, the Company accounted for the stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company would recognize employee stock based compensation expense only if it granted options at a price lower than the closing price on the date of grant. Any resulting compensation expense would then have been recognized ratably over the associated service period.  No stock-based employee compensation expense relating to the Company’s stock option plans was reflected in net loss available to common stockholders for the year ended December 31, 2005, as all options granted under its plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior years results. Under this transition method, employee stock-based compensation expense for the year ended December 31, 2006 included compensation expense for all stock-based compensation awards granted, but not yet fully vested, prior to January 1, 2006.  The fair value of the options granted was determined at the original grant date in accordance with the provisions of SFAS 123R.  Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

15. Stock Options, continued

Stock-Based Compensation, continued

As a result of adopting SFAS 123R, the impact to the consolidated financial statements for the year ended December 31, 2006 was to record an expense of approximately $2,258,000 greater than if the Company had continued to account for stock-based compensation under APB 25 and is reflected within general and administrative expenses. The impact of the adoption of SFAS 123R on both basic and diluted net loss per share for the year ended December 31, 2006 was $1.01 per share. At December 31, 2006, the unamortized value of employee stock options under SFAS 123R was approximately $4,718,000. The unamortized portion will be expensed over a weighted average period of 1.9 years. For the year ended December 31, 2006, costs of approximately $2,258,000 were recognized in connection with the vesting of these stock options.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (“EITF 96-18”) which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.  Stock based compensation for non-employees accounted for under EITF 96-18 was approximately $853,000 and $662,000 for the years ended December 31, 2006 and 2005, respectively, and is reflected within general and administrative expenses.

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

The fair value of each option grant during the years ended December 31, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Year Ended December 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	87%	87%
Risk-free interest rate	5.0%	3.0%
Expected lives	5 years	3 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology for years ended December 31, 2006 and 2005 was $12.16 and $13.84, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

15. Stock Options, continued

Stock-Based Compensation, continued

For the year ended December 31, 2005, under APB 25, no stock-based employee compensation expense relating to the Company’s stock option plans was reflected in net loss available to common stockholders, as all options granted under its plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss available to common stockholders and net loss per share available to common stockholders for the year ended December 31, 2005 if the Company had applied the fair value recognition method under the provisions of SFAS 123.

(All numbers in 000’s except per share data.)	For the Year Ended December 31,
2005
Net loss available to common stockholders, as reported	$(4,550)

Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, if any	377

Pro-forma net loss	$(4,927)

Net loss per share available to common stockholders - basic and diluted:
As reported	$(3.03)

Pro forma	$(3.28)

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

15. Stock Options, continued

Stock-Based Compensation, continued

A summary of non-vested options for the year ended December 31, 2006 is shown below:

	Number of Non-Vested Options	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2006	341,102	$11.70
Granted	410,917	12.15
Vested	(190,773)	(11.54)
Forfeited	(2,541)	(11.41)
Non-vested at December 31, 2006	558,705	$12.08

On March 10, 2006, in connection with the Company’s purchase of JLWA, the Company issued 102,459 shares of common stock, valued at $2,000,000 (See Note 4) and granted 27,778 options for the purchase of common stock at an exercise price of $18.00 per share to various former employees of JLWA. The options have a five year term, vest ratably upon the first, second and third anniversary of the date of grant and have a value of approximately $351,000 utilizing the Black Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 4.95%.   Of the total option value, $95,271 was amortized during the year ended December 31, 2006.

On April 27, 2006, GlobalOptions Group granted, in the aggregate, options for the purchase of 15,375 shares of GlobalOptions Group common stock at an exercise price of $17.60 per share, consisting of options for the purchase of 2,125 shares granted to certain employees of GlobalOptions and options for the purchase of 13,250 shares granted to certain members of the Company’s advisory boards in exchange for services. The options granted to employees have a five year term and vest ratably upon the first, second and third anniversary of the date of grant. The options granted to the members of the advisory boards have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant. In the aggregate, these options have a value of approximately $213,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 4.95%. Of the total option value, $127,000 was amortized during the year ended December 31, 2006.

On May 12, 2006, GlobalOptions Group granted, in the aggregate, options for the purchase of 60,634 and 46,642 shares of GlobalOptions Group common stock at an exercise price of $16.08 per share, from the 2005 Plan, to employees and officers of Safir and Secure Source, respectively.  These options have a five year term and for Safir, vest ratably upon the first, second, third and fourth anniversaries of the date of grant and for Secure Source, vest ratably upon the first, second and third anniversaries of the date of grant.  In the aggregate, these options have a value of approximately $1,224,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0% and a risk-free interest rate of 5.08%. Of the total option value, $218,953 was amortized during the year ended December 31, 2006. In addition, on May 12, 2006, GlobalOptions Group issued 375,000 and 26,371 shares of GlobalOptions Group common stock to the sellers of Safir and Secure Source, which were valued at $6,000,000 and $500,000, respectively (See Note 4).

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

15. Stock Options, continued

 Stock-Based Compensation, continued

On June 12, 2006, GlobalOptions Group granted, in the aggregate, from the 2006 Plan, options for the purchase of 167,500 shares of GlobalOptions Group common stock at an exercise price of $17.60 per share, consisting of options for the purchase of an aggregate of 125,000 shares granted to the Company’s Chief Executive Officer and 42,500 shares to members of the Company’s Board of Directors.  The options granted to the Company’s officer have a five year term and vest ratably upon the first, second and third anniversary of the date of grant.   The options granted to the members of the officer and the Board of Directors have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant. In the aggregate, the options for the chief executive officer and the board of directors, had a value of approximately $2,091,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0% and a risk-free interest rate of 4.95%. Of the total option value, approximately $568,000 was amortized during the year ended December 31, 2006, resulting in an unamortized portion of $1,523,000 at December 31, 2006.

On August 10, 2006, the Company granted, in the aggregate, options for the purchase of  30,488 shares of common stock at an exercise price of $16.40 per share, from the 2006 Plan, to employees and officers of Hyperion Risk.  These options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant.  In the aggregate, these options have a value of approximately $332,000 utilizing the Black-Scholes option pricing model  with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0% and a risk-free interest rate of 4.86%. Of the total option value, $39,000 was amortized during the year ended December 31, 2006.

A summary of the status of the Company’s stock option plans and the changes during the years ended December 31, 2006 and 2005 is presented in the table below:

		Weighted Average
	Number of Options	Exercise Price

Options outstanding at January 1, 2005	324,097	$3.84
Granted	300,035	19.52
Forfeited	(1,948)	5.44

Options outstanding at December 31, 2005	622,184	$11.36
Granted	410,917	17.12
Forfeited	(2,541)	16.97

Options outstanding at December 31, 2006	1,030,560	$13.65

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

15. Stock Options, continued

Stock-Based Compensation, continued

A summary of the Company’s stock options outstanding and exercisable at December 31, 2006 is presented in the table below:

						Total	Aggregate Intrinsic Value
Option Exercise Price	$.54	$4.80	$5.44	$6.80	$16.08 -$ 20.00

Outstanding	88,582	149,228	80,184	7,353	705,213	1,030,560	$2,649,214

Weighted average remaining contractual life of options outstanding (in years)	.1	2.0	2.7	6.6	4.0

Exercisable	88,582	138,191	64,616	7,353	173,113	471,855	$2,467,523

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

16.   Client and Segment Data

 The Company’s reportable operating segments services consisted of the following three business segments: CBR – Investigations and Litigation Support, JLWA-Crisis Management and Corporate Governance and Safir – Risk Management and Security.   The Company’s reportable segments are organized, managed and operated along key product lines. These product lines are provided to similar clients, are offered together as packaged offerings, generally produce similar margins and are managed under a consolidated operations management.

The CBR - Investigations and Litigation Support segment includes activities from litigation support, due diligence, inventory control, asset recovery, and business intelligence.

The JLWA - Crisis Management and Corporate Governance segment includes activities related to risk planning and response to natural disasters, kidnappings, labor disputes, bombings, product tampering and industrial espionage.

The Safir - Risk Management and Security segment includes activities from threat and vulnerability assessments; fraud prevention; IT security, and technical systems/counter-measures both nationally and internationally.

The Company’s reportable segments have changed from the prior year, to accommodate the acquisitions made.

Total revenues by segment include revenues to unaffiliated clients. The Company evaluates performance based on income (loss) from operations.   Operating income (loss) is gross profit less operating expenses.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

16.   Client and Segment Data, continued

The following tables summarize financial information about the Company’s business segments for the years ended December 31, 2006 and 2005 (in thousands) The Company’s segment information for the year ended December 31, 2006 is presented on a basis different then for the year ended December 31, 2005:

For the Year Ended December 31, 2006

	CBR - Investigations and Litigation Support	JLWA - Crisis Management and Corporate Governance	Safir - Risk Management and Security	Corporate	Consolidated
Revenues	$16,550	$37,556	$7,818	$-	$61,924

(Loss) Income from Operations	$(12,409)	$7,631	$(2,675)	$-	$(7,453)

Identifiable Assets	$3,280	$13,150	$3,489	$49,307	$69,226

Depreciation and Amortization	$604	$1,025	$481	$-	$2,110

Interest Expense	$-	$-	$-	$653	$653

Amortization of Debt Discounts on Convertible Notes Payable	$-	$-	$-	$7,523	$7,523

Amortization of Deferred Financing Costs	$-	$-	$-	$2,695	$2,695

Capital Expenditures	$291	$25	$36	$-	$352

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

16.   Client and Segment Data, continued

For the Year Ended December 31, 2005

	CBR - Investigations and Litigation Support	JLWA - Crisis Management and Corporate Governance	Safir - Risk Management and Security	Corporate	Consolidated

Revenues	$6,970	$1261	$798	$-	$9,028

Loss from Operations	$(2,635)	$(687)	$(201)	$-	$(3,523)

Depreciation and Amortization	$161	$29	$18	$-	$208

Interest Expense	$-	$-	$-	$65	$65

Capital Expenditures	$23	$4	$3	$0	$30

17. Major Clients

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. The Company’s three largest clients accounted for approximately 51%, 11%, and 4% of revenues for the year ended December 31, 2006, of which the 51% and 4% of revenue clients represented work performed under government contracts. The Company’s three largest clients also accounted for approximately 27%, 11% and 7% of the Company’s revenues for the year ended December 31, 2005.

For the year ended December 31, 2006, within the JLWA-Crisis Management and Corporate Governance segment, the three largest clients within the segment represent 51%, 4% and 1% of the Company’s overall revenue.   Within the CBR-Investigations and Litigation Support segment, the two largest clients with the segment represented 11% and 2% of the Company’s overall revenues.   Within the Safir-Risk Management and Security segment, the largest client represented 1% of the Company’s overall revenue.

For the years ended December 31, 2006 and 2005, respectively, government contracts represented 57% and 0% of the Company’s net revenues, the most significant of which represented 94% of the Company’s net revenues within the JLWA-Crisis Management and Corporate Governance segment.

During the year ended December 31, 2006, a client that represented approximately 19% of revenues for the year ended December 31, 2005 has elected not to renew its relationship with the Company

Revenue from foreign clients represent 1% and 24% of total revenue for the years ended December 31, 2006 and 2005, respectively.   These foreign clients operate primarily in Russia and the Caribbean.   For each of these foreign clients, the Company is paid in U.S. dollars.

18.	Related Party Transactions

The Company was a party to an advisory agreement with the QuanStar Group, LLC ("QuanStar Group), pursuant to which QuanStar Group rendered strategic and consulting services to the Company, particularly in the areas of corporate finance and strategic acquisitions, and was paid a monthly retainer of $15,000. During the year ended December 31, 2005 under this agreement, the Company incurred costs of $165,000.  The amount due to the QuanStar Group included in accounts payable at December 31, 2005 amounted to approximately $34,500. The advisory agreement was entered into as of August 2004 and was terminated during November 2005. Harvey W. Schiller, Ph.D., the Company's Chairman and Chief Executive Officer is a partner in the QuanStar Group. Per Olof Loof, the Company's Vice Chairman of the Bard is a former partner of the Quanstar Group.

The Company also had a rental agreement with the QuanStar Group which expired during 2006. The company incurred rent with the QuanStar Group of approximately $27,100 and $77,400 for the years ended December 31, 2006 and 2005, respectively, for the Company’s administration headquarters.

19.    Defined Contribution Plan

The Company has a 401(k) profit sharing plan (the “401(k) Plan”), covering employees who have completed three months of service and meet certain other eligibility requirements. The 401(k) Plan provides for a discretionary matching contribution by the Company, based on employee elective deferrals, determined each payroll period. The 401(k) Plan also provides for an employer discretionary profit sharing contribution. Employees vest at a rate of 25% per year in discretionary employer contributions. The 401(k) Plan expense amounted to $120,000 and $18,000 for the years ended December 31, 2006 and 2005, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

20.   Subsequent Events

Acquisition of On-Line Consulting

On January 9, 2007, GlobalOptions Group purchased substantially all of the business and assets of SPZ Oakland Corporation, dba On Line Consulting Service, Inc. (“On Line Consulting”), a full service security and fire alarm consulting and design firm based in Oakland, California. The acquisition was made pursuant to a certain Asset Purchase Agreement dated January 9, 2007 (the “On Line Consulting Agreement”) between GlobalOptions Group and On Line Consulting. The aggregate purchase price for On Line Consulting’s business and assets was $2,658,000 plus the acquisition of certain liabilities, and consisted of $1,308,000 in cash and 84,375 shares of common stock of GlobalOptions Group valued at $16.00 per share for a total value of $1,350,000. At closing, the Company paid $750,000 of the cash portion of the purchase price, and issued promissory notes for $417,000 due January 9, 2008, and $141,000 due on January 9, 2009. Further, at closing the Company delivered to the seller 46,875 shares of GlobalOptions common stock, with 37,500 shares to be held in escrow and to be delivered to the seller, 18,750 shares on January 9, 2008, and 18,750 shares on January 9, 2009, respectively. The purchase price is subject to certain working capital purchase price adjustments.

All of the promissory notes issued in connection with the acquisition of On Line Consulting bear no stated interest rate. Each of the promissory note obligations were discounted at a market interest rate of 6% per annum, and are shown above at their discounted values.

Through the acquisition of On Line Consulting, the Company assumed the operating lease for office space located in Oakland, California.   The lease is for approximately $5,000 per month and extends through September 2011.

In January 2007, concurrently with the Company’s acquisition of On Line Consulting, GlobalOptions entered into a three year employment agreement with Sandor P. Zirulnik, the founder of On Line Consulting. Pursuant to the agreement, Mr. Zirulnik became the Senior Executive Officer of the division known as GlobalOptions/Safir Rosetti Security Division and agreed to perform such other duties and responsibilities as the Chief Executive Officer of the Company or his designee shall from time to time reasonably assign to him.   Mr. Zirulnik has agreed to devote his full time to GlobalOptions at a salary of $200,000 per annum for the first year; $210,000 per annum for the second year; and $225,000 for the third year and shall be eligible for a discretionary bonus up to $100,000. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause during the initial term, it is required to pay Mr. Zurulnik his current base salary, bonus and certain benefits through January 31, 2010. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

20.	Subsequent Events, continued

Acquisition of The Bode Technology Group

On February 28, 2007, the Company acquired the common stock of The Bode Technology Group, Inc. ("Bode"), a Virginia corporation. Bode provides forensic DNA analysis, proprietary DNA collection products, and related research services to law enforcement agencies, federal and state governments, crime laboratories and disaster management organizations and is based in Lorton, Virginia. Bode was a wholly-owned subsidiary of ChoicePoint Inc., a Georgia corporation ("ChoicePoint"). The acquisition was made pursuant to a certain Stock Purchase Agreement, dated February 28, 2007 (the "Bode Agreement"), between ChoicePoint Government Services Inc., ChoicePoint and the Company. The aggregate purchase price paid was $12.5 million in cash and is subject to certain purchase price adjustments, as defined in the Bode Agreement. On March 8, 2007, Bode was reincorporated into Delaware.

Through the acquisition of Bode, the Company assumed the operating lease for office space, located in Lorton, Virginia.   The lease is for approximately 39,000 square feet of rentable space at a cost of approximately $59,000 per month and has a remaining term of  116 months.

In March 2007, concurrently with the Company’s acquisition of Bode,   GlobalOptions entered into a two year employment agreement with Maureen M. Loftus.   Pursuant to the agreement, Ms. Loftus became the President of the division known as GlobalOptions/Bode and agreed to other duties and responsibilities as the Chief Executive Officer of the Company or his designee, shall from time to time reasonably assign to her.   She has agreed to devote her full time to GlobalOptions at a salary of   $190,992 per annum and she shall be eligible for a bonus based upon approved goals.      The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause during the initial term, it is required to pay Ms. Loftus her current base salary and certain benefits through March 2009. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

In March 2007, concurrently with the Company’s acquisition of Bode,   GlobalOptions entered into a two year employment agreement with Phillip E. Crowther.   Pursuant to the agreement, Mr. Crowther became the Controller of the division known as GlobalOptions/Bode and agreed to other duties and responsibilities as the Chief Financial Officer of the Company or his designee, shall from time to time reasonably assign to him.   He has agreed to devote his full time to GlobalOptions at a salary of $106,046 per annum and he shall be eligible for a bonus based upon approved goals. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause during the initial term, it is required to pay Mr. Crowther his current base salary and certain benefits through March 2009. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

20.   Subsequent Events, continued

Acquisition of Facticon, Inc.

On February 28, 2007, the GlobalOptions Group purchased substantially all of the business and assets of Facticon, Inc. ("Facticon"), a Pennsylvania corporation.   Facticon is a surveillance, investigative and intelligence firm located in Chadds Ford, Pennsylvania.

The acquisition was made pursuant to a certain Asset Purchase Agreement, dated February 28, 2007 (the "Agreement"), between the GlobalOptions Group and Facticon. The aggregate purchase price paid was $2,800,000, which consisted of $1,400,000 in cash and 87,500 shares of common stock in   GlobalOptions Group, valued at $1,400,000 and the assumption of certain liabilities.

In March 2007, concurrently with the Company’s acquisition of Facticon,   GlobalOptions entered into a 3 year employment agreement with Jim Jensen.   Pursuant to the agreement, Mr. Jensen became the Northeast Regional Vice President of the division known as GlobalOptions/Facticon and agreed to other duties and responsibilities as the Board of Directors shall from time to time reasonably assign to him.   He has agreed to devote his full time to GlobalOptions at a salary of $100,000 per annum for the year 2007 (pro-rated), $110,000, per annum for the year 2008, and $120,000, per annum for the year 2009.    He shall be eligible for a bonus based upon approved goals.   The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause during the initial term, it is required to pay Mr. Jensen his current base salary and certain benefits through March 2009. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

In March 2007, concurrently with the Company’s acquisition of Facticon,   GlobalOptions entered into a 3 year employment agreement with John Bullock.   Pursuant to the agreement, Mr. Bullock became the Northeast Regional Vice President of the division known as GlobalOptions/Facticon and agreed to other duties and responsibilities as the Board of Directors shall from time to time reasonably assign to him.   He has agreed to devote his full time to GlobalOptions at a salary of $100,000 per annum for the year 2007 (pro-rated), $110,000, per annum for the year 2008, and $120,000, per annum for the year 2009.    He shall be eligible for a bonus based upon approved goals.   The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause during the initial term, it is required to pay Mr. Bullock his current base salary and certain benefits through March 2009. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

2006 Long-Term Incentive Plan

On January 1, 2007, the Company issued 100 shares of its Company common stock to 267 full time employees under the 2006 Long-Term Incentive Plan.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

20.   Subsequent Events, continued

Stock Options

On January 1, 2007, the Company granted, in the aggregate, options for the purchase of 18,750 shares of its common stock at an exercise price of $11.36 per share, under the 2006 Long Term Incentive Plan, to three members of the Board of Directors. The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant.

On January 1, 2007 the Company issued stock options for the purchase of 13,750 shares of its common stock at an exercise price of $11.36 per share, under the 2006 Long Term Incentive Plan to certain members of its advisory boards in exchange for their advisory services to the Company.   The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant.

On January 9, 2007, the Company granted, in the aggregate, options for the purchase of 26,410 shares of its common stock at an exercise price of $11.36 per share under the 2006 Long Term Incentive Plan to employees and officers of On Line Consulting.   The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant.

On February 1, 2007, February 7, 2007 and February 21, 2007, the Company issued 39,706, 44,118 and 44,118 shares of common stock in connection with the exercise of stock options resulting in total proceeds of approximately $48,000.

On February 28, 2007, the Company granted, in the aggregate, options for the purchase of 62,504 shares of its common stock at an exercise price of $10.80 per share under the 2006 Long Term Incentive Plan to employees and officers of Bode.   The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant.

On February 28, 2007, the Company granted, in the aggregate, options for the purchase of 38,894 shares of its common stock at an exercise price of $10.80 per share under the 2006 Long Term Incentive Plan to employees and officers of Facticon.   The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant.

Conversion of Series A Convertible Preferred Stock

On February 21, 2007, the Company issued 3,125 shares of its common stock upon the conversion of 50 shares of Series A convertible preferred stock.