Form 10QSB
period 2007-03-31
GlobalOptions Group, Inc.
filed 2007-05-16
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission file number: 333-136468

GLOBALOPTIONS GROUP, INC
(Exact Name of Small Business Issuer as Specified in Its Charter)
Delaware	73-1703260
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
75 Rockefeller Plaza, 27 th Floor New York, New York 10019 (Address of Principal Executive Offices) (212) 445-6262 (Issuer’s Telephone Number, Including Area Code)

______________________________________________________
(Former Name, Former Address, and Formal Fiscal Year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐ No ☒

As of May 10, 2007, there were 2,984,514 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Form 10-QSB
March 31, 2007

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet
March 31, 2007
(Unaudited)

ASSETS
Current assets:

Cash and cash equivalents	$3,628,553
Accounts receivable, net of allowance for doubtful accounts of $2,372,901	32,996,952
Inventories	2,621,307
Prepaid expenses and other current assets	510,553

Total current assets	39,757,365

Property and equipment, net	5,161,528
Intangible assets, net	8,553,520
Goodwill	22,892,921
Security deposits and other assets	361,497

Total assets	$76,726,831

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable for acquisitions	$1,459,608
Due to former members of JLWA for earnout	6,447,875
Accounts payable	6,950,123
Deferred revenues	344,319
Accrued compensation and related benefits	2,741,271
Other current liabilities	2,714,489

Total current liabilities	20,657,685

Long term liabilities:
Notes payable for acquisitions, less current portion	641,705
Deferred rent obligations	281,630
Total long term liabilities	923,335

Total liabilities	21,581,020

Commitments

Stockholders' equity:
Preferred stock, $0.001 par value, 14,924,000 shares authorized, no shares issued or outstanding	-

Series A convertible preferred stock, voting, $0.001 par value, 16,000 shares authorized, 6,330 shares issued and outstanding, liquidation preference $6,330,000	6

Series B convertible preferred stock, voting, $0.001 par value, 60,000 shares authorized, 53,070 shares issued and outstanding, liquidation preference $53,070,000	53

Common stock, $0.001 par value; 100,000,000 shares authorized; 2,984,514 shares issued and outstanding	2,983

Additional paid-in capital	82,307,831

Accumulated deficit	(27,165,062)

Total stockholders' equity	55,145,811

Total liabilities and stockholders' equity	$76,726,831

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006

Revenues	$21,387,980	$6,234,825

Cost of revenues	11,529,622	3,344,155
Gross profit	9,858,358	2,890,670

Operating expenses:

Selling and marketing	2,384,578	814,431

General and administrative	10,289,740	3,127,034

Total operating expenses	12,674,318	3,941,465

Loss from operations	(2,815,960)	(1,050,795)

Other income (expense):

Interest income	238,037	-

Interest expense	(25,902)	(181,749)

Other income	100,000	-

Other income (expense), net	312,135	(181,749)

Net loss	$(2,503,825)	$(1,232,544)

Basic and diluted net loss per share	$(0.88)	$(0.67)

Weighted average number of common shares outstanding - basic and diluted	2,843,945	1,835,230

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2007
(Unaudited)

			Series A		Series B
			Convertible		Convertible
	Common Stock		Preferred Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2007	2,678,059	$2,678	6,380	$6	53,073	$53	$78,557,545	$(24,661,237)	$53,899,045

Fractional shares issued in connection with reverse split	42	-	-	-	-	-	-	-	-

Adjustment to shares outstanding	-	-	-	-	(3)	-	-	-	-

Issuance of common stock in connection with the purchase of On Line Consulting	84,375	84	-	-	-	-	1,399,916	-	1,400,000

Issuance of common stock in connection with purchase of Facticon	87,500	87	-	-	-	-	1,349,913	-	1,350,000

Exercise of stock options	88,236	88	-	-	-	-	47,912	-	48,000

Cashless exercise of stock options	39,706	40	-	-	-	-	(40)	-	-

Stock issued to employees pursuant to Long Term Incentive Plan	3,471	3	-	-	-	-	41,649	-	41,652

Stock based compensation - restricted stock vested	-	-	-	-	-	-	136,719	-	136,719

Amortization of consultant stock option costs	-	-	-	-	-	-	60,032	-	60,032

Amortization of employee stock options costs	-	-	-	-	-	-	714,188	-	714,188

Issuance of common stock in connection with the conversion of shares of Series A Convertible Preferred Stock	3,125	3	(50)	-	-	-	(3)	-	-

Net loss	-	-	-	-	-	-	-	(2,503,825)	(2,503,825)

Balance, March 31, 2007	2,984,514	$2,983	6,330	$6	53,070	$53	$82,307,831	$27,165,062	$55,145,811

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,503,825)	$(1,232,544)

Adjustments to reconcile net loss to net cash used in operating activities:

Provision for bad debts	479,917	20,795

Depreciation and amortization	872,732	261,439

Deferred rent	(2,777)	-

Stock based compensation	952,591	350,319

Changes in operating assets:

Accounts receivable	(7,024,865)	(2,527,258)

Inventories	8,082	-

Prepaid expenses and other current assets	219,179	(23,893)

Security deposits and other assets	(47,052)	(187,932)

Changes in operating liabilites:

Accounts payable	1,996,101	350,435

Deferred revenues	197,622	-

Accrued compensation and related benefits	(83,168)	193,028

Due to former stockholder of CBR	-	(117,469)

Due to former members of JLWA for earnout	1,219,890	496,040

Other current liabilites	496,353	159,959

Total adjustments	(715,395)	(1,024,537)

Net cash used in operating activities	(3,219,220)	(2,257,081)

Cash flows from investing activities:

Purchases of property and equipment	(266,062)	(9,999)

Purchase of client lists	-	(40,000)

Acquisition of On Line Consulting	(750,000)	-

Acquisition of Facticon	(1,300,000)	-

Acquisition of Bode, less cash acquired of $284,251	(12,215,749)	-

Acquisition of JLWA	-	(5,457,296)

Restricted cash escrow for the purchased of Safir	-	(2,000,000)

Net cash used in investing activities	(14,531,811)	(7,507,295)

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006

Cash flows from financing activities:

Net proceeds from line of credit	$-	$278,634

Proceeds from convertible notes payable	-	12,500,000

Repayment of notes payable for acquisitions	(487,506)	-

Proceeds from exercise of stock options	48,000	-

Collection of accounts receivable due to seller	285,709	-

Deferred financing costs	-	(305,940)

Net cash (used in) provided by financing activities	(153,797)	12,472,694

Net increase (decrease) in cash and cash equivalents	(17,904,828)	2,708,318

Cash and cash equivalents - beginning of period	21,533,381	528,602

Cash and cash equivalents - end of period	$3,628,553	$3,236,920

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$18,671	$56,299

Supplemental disclosures of non-cash investing and financing activities:

Common stock issued upon conversion of
Series A convertible prefered stock	$3	$-

Common stock issued upon the cashless exercise of stock options	$40	$-

Deferred financing costs incurred through the issuance of nots payable	$-	$110,000

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006

Supplemental non-cash investing and financing activity - acquisition of On Line Consulting
Assets acquired and liabilities assumed:
Accounts receivable	$263,625	$-
Property and equipment	96,589	-
Intangible assets	1,199,000	-
Goodwill recognized on purchase business combination	1,320,229	-
Accounts payable, accrued expenses and deferred revenues	(175,726)	-
Other current liabilities	(45,717)	-

Total purchase price	2,658,000	-

Less: Cash paid to acquire On Line Consulting	(750,000)	-
Non-cash consideration to seller	$1,908,000	$-

Non-cash consideration, consisted of:
Common stock issued to acquire On Line Consulting	1,350,000	-
Notes payable issued to seller	558,000	-
Total non-cash consideration	$1,908,000	$-

Supplemental non-cash investing and financing activity - acquisition of Bode:
Assets acquired and liabilities assumed:
Accounts receivable	$5,510,441	-
Inventories	2,629,389	-
Other current assets (including cash of $ 284,251)	560,372	-
Property and equipment	4,133,338	-
Intangible assets	310,000	-
Goodwill recognized on purchase business combination	575,250	-
Accounts payable, accrued expenses and deferred rent obligations	(1,218,790)	-
Total purchase price	12,500,000	-
Less: Cash acquired	(284,251)	-
Cash paid to acquire Bode	$12,215,749	-

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

Supplemental non-cash investing and financing activity - acquisition of Facticon:
Assets acquired and liabilities assumed:
Accounts receivable	$759,147	-
Property and equipment	34,000	-
Intangible assets	120,000	-
Goodwill recognized on purchase business combination	2,420,181	-
Accounts payable, accrued expenses and deferred revenues	(533,328)	-

Total purchase price	2,800,000	-

Less: Cash paid to acquire Facticon	(1,300,000)	-
Non-cash consideration to seller	$1,500,000	$-

Non-cash consideration consisted of:
Note payable issued to seller	100,000	-
Common stock issued to acquire Facticon	1,400,000	-
Total non-cash consideration	$1,500,000	$-

Supplemental non-cash investing and financing activity - acquisition of JLWA:
Assets acquired and liabilities assumed:
Current assets	$-	$6,607,538
Property and equipment	-	185,234
Intangible assets	-	4,930,000
Goodwill recognized on purchase business combination	-	883,183
Security deposits and prepaid expenses	-	60,385
Accounts payable, accrued expenses and deferred revenues	-	(2,483,920)

Total purchase price	-	10,182,420

Less: Cash paid to acquire JLWA	-	(5,457,296)
Non-cash consideration to seller	$-	$4,725,124

Non-cash consideration, consisted of:
Common stock issued to acquire JLWA	$-	$2,000,000
Note payable issued to seller	-	400,000
Obligation to seller in connection with working capital purchase price adjustment	-	2,325,124
Total non-cash consideration	$-	$4,725,124

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Nature of Operations

Globaloptions Group, Inc. and Subsidiaries (collectively the “Company”) is a provider of risk mitigation services to Fortune 500 corporations, governmental organizations and high-profile individuals throughout the world.  The Company’s risk mitigation services currently include (1) risk management and security, (2) investigations and litigation support, and (3) crisis management and corporate governance.

On August 14, 2005, the Company acquired Confidential Business Resources, Inc. (“CBR”), a privately-held nationwide investigations firm based in Nashville, Tennessee.

On March 10, 2006, the Company acquired James Lee Witt Associates, LLC (“JLWA”), a nationwide crisis and emergency management consulting firm headquartered in Washington, D.C. with three additional offices nationwide.

On May 12, 2006, the Company acquired Safir Rosetti, LLC (“Safir”). Safir is a security consulting, investigative and intelligence firm headquartered in New York City.

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

On January 9, 2007, GlobalOptions Group purchased substantially all of the business and assets of SPZ Oakland Corporation, dba On Line Consulting Service, Inc. (“On Line Consulting”), a full service security and fire alarm consulting and design firm based in Oakland, California (See Note 4).

On February 28, 2007, GlobalOptions Group purchased all of the common stock of The Bode Technology Group, Inc. ("Bode"), a Virginia corporation. Bode is a leading provider of forensic DNA analysis and proprietary DNA collection tools, based in Lorton, Virginia (See Note 4).

On February 28, 2007, GlobalOptions Group acquired substantially all of the business and assets of Facticon, Inc. (“Facticon”), a Pennsylvania corporation. Facticon is a surveillance, investigative and intelligence firm based in Chadds Ford, Pennsylvania (See Note 4).

On March 6, 2007, the Company executed a 1 for 8 reverse stock split and began trading under the symbol GOPG.OB. Accordingly, all share and per share information has been restated, giving effect to the 1 for 8 reverse stock split, within this report for the three months ended March 31, 2006.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto for GlobalOptions Group, Inc., included in the Company’s Form 10-KSB filed on April 2, 2007 for the year ended December 31, 2006.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.  Summary of Significant Accounting Policies

Revenue Recognition and Related Costs

For investigation, crisis management and non-DNA related security, revenue is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue related to fixed price arrangements are recognized based upon the achievement of certain milestones or progress points within the project plan. The impact of any revisions in estimated total revenue and direct contract costs is recognized in the period in which they become known. Expenses incurred by professional staff in the generation of revenue are billed to the client and recorded as revenue when incurred.

For DNA related revenues through Bode, revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence that an agreement exists, prices are fixed or determinable, services and products are provided to the customer, and collectibility is reasonably assured. The Company reduces revenue for estimated discounts and other allowances.

Revenues earned on Bode are derived from the following sources: (1) forensic DNA analysis (2) research and development projects, and (3) sales of DNA collection products. Bode recognizes revenues from forensic DNA analysis at the time tests are completed and the results are reported to the customer. Revenues from research and development projects are recognized as the related research is completed and when Bode has satisfied specific obligations under the terms of the respective agreements. Revenue from the sales of DNA collection products are recognized upon delivery of the products to the customer.

Forensic DNA analysis is billed on a per sample fixed fee arrangement. Research and development projects are billed on a cost plus fixed fee arrangement.

Costs incurred in the performance of forensic DNA analysis are recorded as inventories and charged to cost of revenues upon the completion of the project, which generally ranges from one to three months. Costs related to research and development projects are expensed as incurred and costs related to DNA collection products are maintained as inventory and charged to operations when the products are delivered.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

The Company maintains inventories in connection with Bode. Raw materials consist mainly of reagents, primers, enzymes, chemicals and plates used in genotyping and components to manufacture kits. Work in progress consists mainly of databanking and casework not yet completed and kits that are in the production process. Finished goods consist mainly of kits that have been produced, but have not been shipped.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.  Summary of Significant Accounting Policies, continued

Research and Development

Costs incurred for research and product development, including salaries and related personnel costs, fees paid to consultants and outside service providers, material costs for prototypes and test units, are expensed as incurred. In addition, the Company recognizes research and development expenses in the period incurred and in accordance with the specific contractual performance terms of such research agreements. Costs incurred in obtaining technology licenses and development of software are charged to research and development expense if the technology licensed or the software has not reached technological feasibility. For the three months ended March 31, 2007, research and development costs of approximately $13,000 are included in general and administrative expense. For the three months ended March 31, 2006, there were no research and development costs.

Income Taxes

The Company accounts for income taxes using the liability method as required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company establishes a valuation allowance for deferred tax assets. The Company was not required to provide for a provision for income taxes for the three months ended March 31, 2007 and 2006, respectively, as a result of losses incurred during these years.

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

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s condensed consolidated financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of January 1, 2007. The evaluation was performed for the tax years ended December 31, 2006, 2005, 2004 and 2003 for which 2006 is not yet filed and 2005, 2004 and 2003, remain subject to examination for federal, state, and local income tax purposes by various taxing authorities as of March 31, 2007.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses.

Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R “Share-Based Payment” (“SFAS 123R”) and the Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (“EITF 96-18”) which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.  Stock-based compensation for non-employees is accounted for under EITF 96-18 and is reflected within general and administrative expenses.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.  Summary of Significant Accounting Policies, continued

Stock-Based Compensation, continued

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123R “Share Based Payment” (“SFAS 123R”).

The Company recognizes compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the years presented. Common stock equivalents, consisting of stock options, warrants and Series A and B convertible preferred stock were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.  The total common shares issuable upon the exercise of stock options, warrants, and the Series A and B convertible preferred stock as of March 31, 2007 and 2006 was 7,534,115 and 1,611,681, respectively.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. Adoption of FSP EITF 00-19-2 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
 4. Acquisitions

Acquisition of On Line Consulting

On January 9, 2007, GlobalOptions Group purchased substantially all of the business and assets of On Line Consulting, a full service security and fire alarm consulting and design firm based in Oakland, California. The acquisition was made pursuant to a certain Asset Purchase Agreement dated January 9, 2007 (the “On Line Consulting Agreement”) between GlobalOptions Group and On Line Consulting. The aggregate purchase price for On Line Consulting’s business and assets was $2,658,000 and consisted of $1,308,000 in cash and 84,375 shares of common stock of GlobalOptions Group valued at $16.00 per share for a total value of $1,350,000. At closing, the Company paid $750,000 of the cash portion of the purchase price, and issued promissory notes for $417,000 due January 9, 2008, and $141,000 due on January 9, 2009. Further, at closing the Company delivered to the seller 46,875 shares of GlobalOptions common stock, with 37,500 shares which were held in escrow and to be delivered to the seller, 18,750 shares on January 9, 2008, and 18,750 shares on January 9, 2009, respectively. The purchase price is subject to certain working capital purchase price adjustments.

All of the promissory notes issued in connection with the acquisition of On Line Consulting bear no stated interest rate. Each of the promissory note obligations were discounted at a market interest rate of 6% per annum and are recorded at their discounted values, reflecting discounts of $33,000 and $9,000 for the notes due January 9, 2008 and 2009, respectively.

The assets and liabilities of On Line Consulting were recorded in the Company’s condensed consolidated balance sheet at their fair values at the date of acquisition. As part of the purchase of On Line Consulting on January 9, 2007, the Company acquired identifiable intangible assets of approximately $1,199,000. Of the identifiable intangibles acquired, $70,000 has been assigned to trade names, $59,000 to non-compete agreements, and $1,070,000 to client relationships. The amounts of these intangibles have been estimated based upon information available to management and is subject to change based upon an outside appraisal being performed. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below. The Company collected On Line Consulting’s accounts receivables in the amount of approximately $285,000, the obligations for which are included in other current liabilities.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade names	5 years
Non-compete agreements	3 years
Client relationships	7 years

The following details the allocation of the purchase price for the acquisition of On Line Consulting:

Fair Value
Accounts receivable	$263,625
Property and equipment	96,589
Intangible asset - trade names	70,000
Intangible asset - non-compete agreements	59,000
Intangible asset - client relationships	1,070,000
Accounts payable	(75,000)
Accrued compensation and related benefits	(60,901)
Deferred revenues	(39,825)
Capital lease obligation	(33,718)
Other liabilities	(11,999)

Net fair values assigned to assets acquired and
liabilities assumed	1,337,771
Goodwill	1,320,229
Total	$2,658,000

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Acquisitions, continued

Acquisition of On Line Consulting, continued

The following represents a summary of the purchase price consideration:

Cash	$750,000
Common stock	1,350,000
Notes payable	558,000

Total purchase price consideration	$2,658,000

  The results of operations for On Line Consulting for the period from January 10, 2007 to March 31, 2007, are reflected in the Company’s results for the three months ended March 31, 2007 in the accompanying condensed consolidated statements of operations.

Acquisition of Bode

On February 28, 2007, the Company acquired all of the common stock of Bode. Bode provides forensic DNA analysis, proprietary DNA collection products, and related research services to law enforcement agencies, federal and state governments, crime laboratories and disaster management organizations and is based in Lorton, Virginia. Bode was a wholly-owned subsidiary of ChoicePoint Inc., a Georgia corporation ("ChoicePoint"). The acquisition was made pursuant to a certain Stock Purchase Agreement, dated February 28, 2007 (the "Bode Agreement"), between ChoicePoint Government Services Inc., ChoicePoint and the Company. The aggregate purchase price paid was $12,500,000 in cash paid at closing and is subject to a working capital purchase price adjustment. On March 8, 2007, Bode was reincorporated into Delaware.

The assets and liabilities of Bode have been recorded in the Company’s condensed consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Bode on February 28, 2007, the Company acquired identifiable intangible assets of approximately $310,000.  Of the identifiable intangibles acquired, $200,000 has been assigned to trade names and $110,000 to developed technology. The amounts of these intangibles have been estimated based upon information available to management and is subject to change based upon an outside appraisal being performed. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade names	10 years
Developed technology	5 years

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Acquisitions, continued

Acquisition of Bode, continued

The following details the allocation of the purchase price for the acquisition of Bode:

Fair Value
Cash and cash equivalents	$284,251
Accounts receivable	5,510,441
Inventories	2,629,389
Other current assets	276,121
Property and equipment	4,133,338
Intangible asset - trade names	200,000
Intangible asset - development technology	110,000
Accounts payable	(545,401)
Deferred rent obligations	(94,399)
Accrued expenses	(578,990)

Net fair values assigned to assets acquired and
liabilities assumed	11,924,750
Goodwill	575,250

Total purchase price in cash	$12,500,000

The results of operations for Bode for the period from March 1, 2007 to March 31, 2007, are reflected in the Company’s results for the three months ended March 31, 2007 in the accompanying condensed consolidated statement of operations

Acquisition of Facticon

On February 28, 2007, GlobalOptions Group purchased substantially all of the business and assets of Facticon, Inc., a Pennsylvania corporation.   Facticon is a surveillance, investigative and intelligence firm located in Chadds Ford, Pennsylvania.

The acquisition was made pursuant to a certain Asset Purchase Agreement, dated February 28, 2007 (the "Facticon Agreement"), between the GlobalOptions Group and Facticon. The aggregate purchase price paid was $2,800,000, which consisted of $1,400,000 in cash and 87,500 shares of common stock in GlobalOptions Group, valued at $1,400,000. Of the total purchase price, $1,300,000 of the cash portion and $1,000,000 of the stock portion have been placed into an escrow account and pursuant to the escrow agreement (“Facticon Escrow Agreement”) shall be disbursed in satisfaction of the claims of certain tax jurisdictions and creditors of the seller. The Facticon Agreement further provides after one year from closing, the sellers’ delivery of audited financial statements acceptable to the Company and the release of certain tax liens deemed acceptable to the Company, then escrowed cash funds and common stock not paid out of escrow in satisfaction of claims, shall be released to seller.

Furthermore, subject to the terms of the Facticon Agreement, on February 28, 2008, $100,000 of the cash portion and $200,000 in value of the stock portion of the purchase price shall be paid to or released from escrow to the seller. On February 28, 2009, $200,000 of the stock portion of the purchase price shall be paid to the seller.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Acquisitions, continued

Acquisition of Facticon, continued

The assets and liabilities of Facticon have been recorded in the Company’s condensed consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Facticon on February 28, 2007, the Company acquired identifiable intangible assets of $120,000, consisting of $60,000 for a trade name and $60,000 for the value of client relationships.  The amounts of these intangibles have been estimated based upon information available to management and is subject to change based upon an outside appraisal being performed. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details the amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade name	5 years
Client relationships	3 years

The following details the allocation of the purchase price for the acquisition of Facticon:

Fair Value
Accounts receivable	$759,147
Property and equipment	34,000
Intangible assets - trade name	60,000
Intangible assets - client relationships	60,000
Accounts payable	(185,463)
Accrued compensation and related benefits	(237,026)
Accrued expenses	(110,839)

Net fair values assigned to assets acquired and
liabilities assumed	379,819
Goodwill	2,420,181

Total	$2,800,000

The following presents a summary of the purchase price consideration for the purchase of Facticon:

Cash	$1,300,000
Note issued to seller	100,000
Value of common stock issued	1,400,000

Total Purchase Price Consideration	$2,800,000

   The results of operations for Facticon for the period from March 1, 2007 to March 31, 2007, are reflected in the Company’s results for the three months ended March 31, 2007 in the accompanying condensed consolidated statement of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

 4. Acquisitions, continued

Unaudited Pro-Forma Financial Information

The following presents the unaudited pro-forma combined results of operations of the Company with the 2006 acquisitions, consisting of JLWA, Safir, Secure Source and Hyperion Risk, and the 2007 acquisitions, consisting of On Line Consulting, Bode and Facticon, included for the periods preceding the acquisition of their respective net assets or common stock. The respective acquisition dates are March 10, 2006 for JLWA, May 12, 2006 for both Safir and Secure Source, August 10, 2006 for Hyperion Risk, January 9, 2007 for On Line Consulting and February 28, 2007 for Bode and Facticon.

	For the Three Months Ended March 31,
	2007	2006
Revenues	$24,620,000	$22,712,000
Net loss	$(4,311,000)	$(389,000)

Pro-forma basic and diluted net loss per common share	$(1.48)	$(0.15)

Pro-forma weighted average common shares outstanding - basic and diluted	2,908,522	2,580,626

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisitions of JLWA, Safir, Secure Source, Hyperion Risk, On Line Consulting, Bode and Facticon had been completed as of the beginning of 2007 or 2006, nor are they necessarily indicative of future consolidated results.

5. Inventories

Inventories consisted of the following as of March 31, 2007:

Raw materials	$1,355,985
Work in progress - DNA analysis	887,607
Finished goods	633,715
2,877,307

Less: reserves for obsolescence	(256,000)

Inventories, net	$2,621,307

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of amounts related to the 2006 acquisitions, consisting of JLWA, Safir, Secure Source and Hyperion Risk, and the 2007 acquisitions, consisting of On Line Consulting, Bode and Facticon. Intangible assets at March 31, 2007 consisted of the following:

	Amount	Weighted Average Amortization Period
Trade names	$2,820,000	8.8
Developed technology	439,690	3.1
Non-compete agreements	1,499,222	3.0
Client relationships	6,510,000	4.2
	11,268,912
Less: accumulated amortization	(2,715,392)
Intangible assets, net	$8,553,520

The estimated amortization of amortizable intangible assets for the five years ending March 31, 2012 is as follows:
For the Years Ending March 31,	Total	Trade Names	Developed Technology	Non-Compete Agreements	Client Relationships
2008	$2,656,750	$351,000	$151,136	$498,241	$1,656,373
2009	2,426,599	351,000	117,850	401,728	1,556,021
2010	1,050,697	351,000	22,000	84,713	592,984
2011	824,001	341,000	22,000	-	461,001
2012	467,456	248,272	20,108	-	199,076
Totals	$7,425,503	$1,642,272	$333,094	$984,682	$4,465,455

During the three months ended March 31, 2007 and 2006, the Company recorded amortization expense related to the acquired amortizable intangibles of $705,903, and $148,700, respectively.

 Goodwill

A summary of goodwill as of March 31, 2007 is as follows:

	CBR-Investigations and Litigation Support	JLWA-Crisis Management and Corporate Governance	Safir- Risk Management and Security	Total
Balance as of January 1, 2007	$5,945,214	$883,183	$11,748,864	$18,577,261
Acquisition of On Line Consulting	-	-	1,320,229	1,320,229
Acquisition of Bode	-	-	575,250	575,250
Acquisition of Facticon	2,420,181	-	-	2,420,181
Balance as of March 31, 2007	$8,365,395	$883,183	$13,644,343	$22,892,921

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.  Property and Equipment

At March 31, 2007, property and equipment is comprised of the following:

Computer equipment and software	$1,603,037
Laboratory equipment	1,091,991
Furniture and fixtures	768,554
Vehicles	162,029
Leasehold improvements	2,286,672
5,912,283
Less: accumulated depreciation and amortization	(750,755)
Property and equipment, net	$5,161,528

Depreciation and amortization of property and equipment for the three months ended March 31, 2007 and 2006 was $166,133 and $31,760 respectively. Included in property and equipment at March 31, 2007 are vehicles and equipment held under capital leases with a net book value of $73,679.

8.  Accrued Compensation and Related Benefits

At March 31, 2007, accrued compensation and related benefits is comprised of the following:

Accrued bonuses	$566,515
Accrued payroll and commissions	1,497,543
Accrued employee benefits	677,213

Total accrued compensation and related benefits	$2, 741,271

9.  Line of Credit

The Company has a line of credit agreement with a financial institution. Effective on October 12, 2006, the line of credit was amended to increase the facility amount to $5,000,000 and to extend the expiration date to October 11, 2007. At March 31, 2007, there was no balance outstanding under the line of credit (See also Note 18).

10.  Due to Former Members of JLWA for Earnout

At March 31, 2007, the amount due to the former members of JLWA for the Earnout liability due under the JLWA Earnout Agreement was $6,447,875. The amounts charged to expense and included in selling and marketing expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2007 and 2006 related to the Earnout  were $1,219,890 and $496,040, respectively (See also Note 18).

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Notes Payable for acquisitions

At March 31, 2007, notes payable consists of the following:

Note payable to seller for Secure Source Acquisition (See Note 4)	$1,250,000
Note payable to seller for Safir Acquisition (See Note 4)	190,523
Note payable to seller for Facticon Acquisition (See Note 4)	100,000
Note payable to seller for On Line Consulting
Acquisition (See Note 4)	560,790
Total	2,101,313
Less - current portion	(1,459,608)
Long-term portion	$641,705

During the three months ended March 31, 2007, the Company repaid $400,000 and $90,296, respectively, related to notes payable for the Witt and Safir acquisitions.

The scheduled maturities of notes payable are shown in the following table:

For the Years
Ending March 31,	Amount
2008	$1,459,608
2009	391,705
2010	250,000
Total	$2,101,313

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.  Commitments

Employment Agreements

In January 2007, concurrently with the Company’s acquisition of On Line Consulting (See Note 4), GlobalOptions entered into a three year employment agreement with Sandor P. Zirulnik, the founder of On Line Consulting. Pursuant to the agreement, Mr. Zirulnik became the Senior Executive Officer of the division known as GlobalOptions/Safir Rosetti Security Division and agreed to perform such other duties and responsibilities as the Chief Executive Officer of the Company or his designee shall from time to time reasonably assign to him.   Mr. Zirulnik’s salary is $200,000 per annum for the first year; $210,000 per annum for the second year; and $225,000 for the third year and he shall be eligible for a discretionary bonus up to $100,000. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause during the initial term, it is required to pay Mr. Zurulnik his current base salary, bonus and certain benefits through January 31, 2010. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

In March 2007, concurrently with the Company’s acquisition of Bode (See Note 4), Bode entered into a two year employment agreement with Maureen M. Loftus.   Pursuant to the agreement, Ms. Loftus became the President of the division known as GlobalOptions/Bode and agreed to other duties and responsibilities as the Chief Executive Officer of the Company or his designee, shall from time to time reasonably assign to her.   She has agreed to devote her full time to GlobalOptions at a salary of   $190,992 per annum and she shall be eligible for a bonus based upon approved goals.   The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause during the initial term, it is required to pay Ms. Loftus her current base salary and certain benefits through March 2009. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

In March 2007, concurrent with GlobalOptions’ acquisition of Bode (See Note 4), Bode entered into a two-year employment agreement with Phillip E. Crowther. Pursuant to the agreement, Mr. Crowther became the Controller and Chief Financial Officer of the division known as GlobalOptions/Bode at a salary of $106,046 per annum, and is eligible for a bonus based upon approved goals. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon a 30-day notice by either party. In the event GlobalOptions terminates the employment agreement without cause during the initial term, it is required to pay Mr. Crowther his current base salary and certain benefits through March 2009. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

In March 2007, concurrently with the Company’s acquisition of Facticon (See Note 4), GlobalOptions entered into a three year employment agreement with Jim Jensen.   Pursuant to the agreement, Mr. Jensen became the Northeast Regional Vice President of the division known as GlobalOptions/Facticon and agreed to other duties and responsibilities as the Board of Directors shall from time to time reasonably assign to him.   Mr. Jensen has agreed to devote his full time to GlobalOptions at a salary of $100,000 per annum for the year 2007 (pro-rated), $110,000 per annum for the year 2008, and $120,000, per annum for the year 2009 and shall be eligible for a bonus based upon approved goals.   The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause during the initial term, it is required to pay Mr. Jensen his current base salary and certain benefits through March 2009. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

In March 2007, concurrently with the Company’s acquisition of Facticon,   GlobalOptions entered into a three year employment agreement with John Bullock.   Pursuant to the agreement, Mr. Bullock became the Northeast Regional Vice President of the division known as GlobalOptions/Facticon and agreed to other duties and responsibilities as the Board of Directors shall from time to time reasonably assign to him.   Mr. Bullock has agreed to devote his full time to GlobalOptions at a salary of $100,000 per annum for the year 2007 (pro-rated), $110,000 per annum for the year 2008, and $120,000 per annum for the year 2009 and shall be eligible for a bonus based upon approved goals.   The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause during the initial term, it is required to pay Mr. Bullock his current base salary and certain benefits through March 2009. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.  Commitments, continued

Operating Leases

Through the acquisition of On Line Consulting, the Company assumed the operating lease for office space located in Oakland, California.   The lease is for approximately $5,000 per month and extends through September 2011.

Through the acquisition of Bode, the Company assumed the operating lease for office space, located in Lorton, Virginia.   The lease is for approximately $59,000 per month and has a remaining term through August 2016.

 In connection with the acquisitions of CBR, JLWA, Safir, Secure Source, Hyperion Risk, On Line Consulting and Bode, GlobalOptions assumed the obligations for various office leases. Such lease obligations expire at various dates through August 2016.

   Future minimum lease payments under these leases are as follows:

For the Year Ending March 31,
2008	$2,684,431
2009	2,225,748
2010	2,180,180
2011	2,100,614
2012	1,563,395
Thereafter	4,455,954
Total	$15,210,322

Rent expense charged to operations amounted to approximately $1,408,000 and $503,000 for the three months ended March 31, 2007 and 2006, respectively.

The terms of certain of the Company’s lease obligations provide for scheduled escalations in the monthly rent. In accordance with SFAS No. 13, “Accounting for Leases,” the non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent obligations of $281,630 represents the long term unamortized rent adjustment amount at March 31, 2007. In addition, the current portion of deferred rent obligations is $70,121 at March 31, 2007 and is reflected within other current liabilities in the condensed consolidated balance sheet.

  13.   Stockholders’ Equity

 Common Stock

During the three months ended March 31, 2007, the Company issued 3,125 shares of common stock in connection with the conversion of 50 shares of Series A Convertible Preferred Stock.

On January 1, 2007, through the 2006 Long Term Incentive Plan, the Company issued 3,471 shares of common stock with a value of $41,652 to various employees.

During the three months ended March 31, 2007, the Company issued 88,236 shares of common stock in connection with the exercise of stock options resulting in proceeds of $48,000.

During the three months ended March 31, 2007, the Company issued 39,706 shares of common stock in connection with the cashless exercise of 110,294 options.

The Company issued common stock in connection with the acquisitions of On Line Consulting, Bode and Facticon (See Note 4).

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

 13.   Stockholders’ Equity, continued

Warrants (Series B-1 and Series B-2)

During the three months ended March 31, 2007, as a result of adjustments with regard to anti-dilution protection, the number of outstanding Series B-2 warrants was increased from 1,160,906 to 1,185,872 and the warrant exercise price was reduced from $22.48 to $ 22.32.

A summary of the Company’s Series B-1 and B-2 warrants outstanding and fully exercisable at March 31, 2007 is presented in the table below, after the effect of the dilutive adjustment during such quarter:

	Exercise Prices
	$17.20	$22.32	Total
Series B-1	1,160,918	-	1,160.918
Series B-2	-	1,185,872	1,185,872
Outstanding and exercisable	1,160,918	1,185,872	2,346,790

14. Stock Options

2006 Long-Term Incentive Plan

 During the three months ended March 31, 2007, in connection with expected performance under the bonus plan, a portion of the restricted stock became vested, resulting in an adjustment for stock-based compensation of $136,719.

 Stock-Based Compensation

On November 18, 2005, the Company granted an option to a consultant who also serves as the Company’s Chief Financial Officer, to purchase 62,500 shares of common stock at $20.00 per share. This option has a term of five years, is non-forfeitable and vests over three years. This option was initially valued at approximately $865,000 utilizing the Black-Scholes option pricing model and is being amortized to stock-based compensation over the three year vesting period in accordance with Emerging Issues Task Force pronouncement No. 96-18 - “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). On a quarterly basis, the Company adjusts the unvested value on a mark-to-market basis, and the cumulative effect of the adjustment amount on amortization is reflected in current period amortization. During the three months ended March 31, 2007, approximately $4,000 was amortized to stock-based compensation expense related to this option and recorded within general and administrative expenses. At March 31, 2007, the fair value of the option was approximately $377,000 and the unamortized value was approximately $204,000.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Stock Options, continued

Stock-Based Compensation, continued

  On June 12, 2006, the Company granted an option to its consultant who also serves as the Company’s Chief Financial Officer, to purchase 62,500 shares of common stock at $17.60 per share. This option has a term of five years, is non-forfeitable and vests over three years. This option was initially valued at approximately $779,000 utilizing the Black-Scholes option pricing model and is being amortized to stock-based compensation over the three year vesting period in accordance with EITF 96-18. On a quarterly basis, the Company adjusts the unvested value on a mark-to-market basis, and the cumulative effect of the adjustment amount on amortization, at the end of each vesting period, is reflected in current period amortization. During the three months ended March 31, 2007, approximately $9,000 was amortized to stock-based compensation expense related to this option and recorded within general and administrative expenses. At March 31, 2007, the fair value of the option was approximately $346,000 and the unamortized value was approximately $261,000.

On January 1, 2007, the Company granted, in the aggregate, options for the purchase of 18,750 shares of its common stock at an exercise price of $11.36 per share, under the 2006 Long-Term Incentive Plan, to three members of the Board of Directors. The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant.

On January 1, 2007, the Company issued stock options for the purchase of 13,750 shares of its common stock at an exercise price of $11.36 per share, under the 2006 Long Term Incentive Plan to certain members of its advisory boards in exchange for their advisory services to the Company.   The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant.

On January 10, 2007, the Company granted, in the aggregate, options for the purchase of 26,423 shares of its common stock at an exercise price of $11.36 per share with a value of approximately $212,000 under the 2006 Long-Term Incentive Plan to employees and officers of On Line Consulting.   The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant.

On February 28, 2007, the Company granted, in the aggregate, options for the purchase of 38,894 shares of its common stock at an exercise price of $10.80 per share with a value of approximately $297,000 under the 2006 Long-Term Incentive Plan to employees and officers of Facticon.   The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant.

On February 28, 2007, the Company granted, in the aggregate, options for the purchase of 62,504 shares of its common stock at an exercise price of $10.80 per share with a value of approximately $476,000 under the 2006 Long-Term Incentive Plan to employees and officers of Bode.   The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant.

At March 31, 2007, the unamortized value of employee stock options under SFAS 123R was approximately $4,855,000. The unamortized portion will be expensed over a weighted average period of 1.56 years. For the three months ended March 31, 2007 and 2006, costs of approximately $714,000 and $278,000, respectively were recognized in connection with the vesting of these stock options.

Stock-based compensation for non-employees accounted for under EITF 96-18 was approximately $60,000 and $96,000 for the three months ended March 31, 2007 and 2006, respectively, and is reflected within general and administrative expenses.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Stock Options, continued

Stock-Based Compensation, continued

The fair value of each option grant during the years ended March 31, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Three Months Ended March 31,
	2007	2006
Dividend yield	0%	0%
Expected volatility	87%	87%
Risk-free interest rate	4.54%	3.0%
Expected lives	5 years	5 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology for the three months ended March 31, 2007 and 2006 was $7.86 and $12.47, respectively.

A summary of options outstanding for the three months ended March 31, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2007	1,030,562	$13.65
Granted	160,321	11.00
Exercised	(198,530)	2.93
Forfeited	(52,549)	9.94

Options outstanding at March 31, 2007	939,804	$14.88

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
14. Stock Options, continued

Stock-Based Compensation, continued

A summary of the Company’s stock options outstanding and exercisable at March 31, 2007 is presented in the table below:

								Total
Option Exercise Price Range	$4.80	$5.44	$6.80	$ $	10.76 - 11.36	$ $	16.08 - 20.00

Outstanding	79,897	6,194	7,353		160,321		686,039	939,804

Weighted average remaining contractual life of options outstanding (in years)	2.4	2.6	1.3		4.9		3.9

Exercisable	61,314	4,249	7,353		8,125		179,482	260,523

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.   Client and Segment Data

  The Company’s reportable operating segments services consisted of the following three business segments: CBR -Investigations and Litigation Support, JLWA-Crisis Management and Corporate Governance, and Safir - Risk Management and Security. The Company’s reportable segments are organized, managed and operated along key product lines. These product lines are provided to similar clients, are offered together as packaged offerings, generally produce similar margins and are managed under a consolidated operations management.

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

The Safir - Risk Management and Security segment includes activities from threat and vulnerability assessments; fraud prevention; IT security, technical systems/counter-measures both nationally and internationally, forensic DNA analysis, proprietary DNA collection products, and related research services to law enforcement agencies, federal and state governments, crime laboratories and disaster management organizations.

Total revenues by segment include revenues to unaffiliated clients. The Company evaluates performance based on income (loss) from operations.   Operating income (loss) is gross profit less operating expenses.

The following tables summarize financial information (in thousands) about the Company’s business segments for the three months ended March 31, 2007 and 2006.  The Company’s segment information for the three months ended March 31, 2007 is presented on a basis different then for the three months ended March 31, 2006:

	For the Three Months Ended March 31, 2007

	CBR-Investigations and Litigation Support	JLWA-Crisis Management and Corporate Governance	Safir-Risk Management and Security	Corporate	Consolidated
Revenues	$4,869	$10,315	$6,204	$-	$21,388
(Loss) Income from Operations	$(2,668)	$492	$(640)	$-	$(2,816)
Depreciation and Amortization	$314	$305	$254	$-	$873
Interest Expense	$-	$-	$-	$26	$26

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15. Client and Segment Data, continued

	For the Three Months Ended March 31, 2006
	CBR-Investigations and Litigation Support	JLWA-Crisis Management and Corporate Governance	Safir-Risk Management and Security	Corporate	Consolidated
Revenues	$3,165	$2,919	$151	$-	$6,235
Loss from Operations	$(634)	$(423)	$6	$-	$(1,051)
Depreciation and Amortization	$-	$-	$-	$261 -	$261
Interest Expense	$-	$-	$-	$182	$182

16. Major Clients/Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. The Company’s two largest clients accounted for approximately 42% and 13% of revenues for the three months ended March 31, 2007, of which the 42% of revenue from one client represented work performed under government contracts. The Company’s two largest clients also accounted for approximately 38% and 26% of the Company’s revenues for the three months ended March 31, 2006.

For the three months ended March 31, 2007, within the JLWA-Crisis Management and Corporate Governance segment, the largest client within the segment represented 42% of the Company’s overall revenue.   Within the CBR-Investigations and Litigation Support segment, the largest client within the segment represented 13% of the Company’s overall revenues.   Within the Safir-Risk Management and Security segment, the largest client represented 3% of the Company’s overall revenue.

For the three months ended March 31, 2007 and 2006, respectively, government contract clients as a whole represented 48% and 42% of the Company’s net revenues, the most significant of which represented 92% of the Company’s net revenues within the JLWA-Crisis Management and Corporate Governance segment.

 17. Related Party Transactions

The Company also had a rental agreement with the QuanStar Group which expired during 2006. The Company incurred rent expense with the QuanStar Group of approximately $27,100 for the three months ended March 31, 2006 for the Company’s administration headquarters.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

18. Subsequent Events

JLWA Earnout Modification

On May 11, 2007, the Company reached an agreement with the sellers of JLWA (“JLWA Sellers”) to enter into a second amendment to the January 13, 2006 asset purchase agreement, which was amended February 28, 2006 (“Seller Modification Agreement”).  Under the modification, the Company has agreed to make additional payments in the form of cash and common stock and to eliminate entirely the obligations under the earnout provisions of the agreement (which provided for a maximum additional payout of $15,400,000).

The additional payments under the agreement consist of (i) a cash payment of $2,000,000  paid on May 14, 2007, (ii) a cash payment of principal of $4,500,000 plus interest at 5.65% per annum  under a promissory note which will be due on January 15, 2008,  subject to a 5% penalty fee if not paid on such due date, (iii) the issuance of 300,000 shares of common stock on January 15, 2008, which have been previously registered at the time of issuance and (iv) a cash payment of principal of $4,300,000 plus interest at 11.0% per annum under a promissory note which will be due on August 11, 2008,   The JLWA Sellers may demand acceleration of this $4,300,000 cash payment upon the Company completing a qualifying capital raise, pursuant to the promissory note agreement.

Further, in connection with the execution of the Seller Modification Agreement, the Company executed an amendment of the employment and non-competition agreement with Mr. Witt.  Under the terms of the modification, upon termination of employment without good reason, Mr. Witt would be obligated to reimburse the Company in an amount equal to (i) twenty five percent (25%) of the number of shares issued to JLWA Sellers within twelve months prior to such termination and (ii)  twenty five percent (25%) of the base salary of Mr. Witt paid within the twelve months prior to such termination.

Note Payable Modification - Secure Source

On May 10, 2007, the Company reached an agreement with the sellers of Secure Source to extend the due date to May 31, 2007 of the note payable installment in the amount of $750,000.

Line of Credit Agreement Modification

On May 14, 2007, the financial institution that provides the line of credit has increased to $15,000,000 the amount available under the line of credit. Pursuant to the agreement, the Company (including Bode) granted the financial institution a security interest in, and pledged and assigned to the Bank, substantially all of the Company’s current and future acquired personal property. Furthermore, GlobalOptions Group reaffirmed its unconditional guaranty originally made on March 8, 2006. Pursuant to the reaffirmation, the Company acknowledged that its guaranty of the loan provided to the Company and the corresponding grant of a security interest in all of its property apply to the subject financial institution’s loan agreements and any other agreements, assignments or instruments relating to such indebtedness. In connection with the modification, Bode entered into an Intellectual Property Security Agreement with the Bank (the "IP Security Agreement") pursuant to which Bode granted the financial institution a security interest in all of its rights, titles and interests in, to and under its intellectual property.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

Forward-Looking Statements

Information included or incorporated by reference in this Quarterly Report on Form 10-QSB may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

This Quarterly Report Form 10-QSB contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Description of Business," as well as in this Quarterly Report. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Quarterly Report. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report will in fact occur.

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

During the three months ended March 31, 2007, we completed 3,415 investigations and litigation support projects with an average revenue of $1,426 which totaled $4.9 million, accounting for approximately 23% of our revenues. During the three months ended March 31, 2006, we completed 3,265 investigations and litigation support projects with an average of approximately $1,000 and totaling $3.2 million, accounting for approximately 51% of our revenues. Investigation projects are typically of a duration of less than one week and involve assisting corporations with managing claims risk and supporting corporations and law firms with investigations and litigation support.

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

 During the three months ended March 31, 2007, we completed 36 crisis management and corporate governance projects with an average revenue of $287,000 which totaled $10.3 million, accounting for approximately 48% of our revenues. During the three months ended March 31, 2006, we completed 29 crisis management and corporate governance projects with an average size of more than $111,000 which totaled $2.9 million, accounting for approximately 47% of our revenues.

SafirRosetti (“Safir”) - Risk Management and Security

We help clients solve problems that fall outside the scope of mainstream management resources by providing highly specialized and customized security services. We provide security assessments, executive protection, anti-terrorism training, threat analyses, fraud prevention techniques, special event security, protection from stalkers, private travel management and the design, implementation and management of total security systems. On February 28, 2007, we acquired Bode, which has enabled us to expand our security business to include DNA analysis.

We have performed risk assessments of corporate headquarters, chemical weapon stockpiles, nuclear installations and reactors, factories, yachts, private aircraft, homes, transportation systems, government facilities, political conventions, sports stadiums and sporting events.

During the three months ended March 31, 2007, we completed 685 risk management and security projects with an average revenue of approximately $9,000 which totaled $6.2 million, accounting for approximately 29% of our revenues. During the three months ended March 31, 2006, we completed 6 risk management and security projects with an average revenue of nearly $25,000 and totaling $151,000, accounting for approximately 2% of our revenues.

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

On January 9, 2007, we acquired substantially all of the business and assets of SPZ Oakland Corporation, dba On Line Consulting Service, Inc. (“On Line Consulting”), a California corporation. On Line Consulting is a full service security and fire alarm consulting and design firm based in Oakland, California. The acquisition was made pursuant to a certain Asset Purchase Agreement dated January 9, 2007 (the “On Line Consulting Agreement”) between On Line Consulting and us. The aggregate purchase price paid for On Line Consulting’s business and assets was $2,658,000 and consisted of $1,308,000 in cash and $1,350,000 in our common stock consisting of 84,375 shares at $16.00 per share and the assumption of certain liabilities. At closing, the Company paid $750,000 of the cash portion of the purchase price, and issued promissory notes for $417,000 due January 9, 2008, and $141,000 due on January 9, 2009. Further, at closing the Company delivered to the seller 46,875 shares of GlobalOptions common stock, with 37,500 shares to be held in escrow and delivered to the seller, 18,750 shares on January 9, 2008, and 18,750 shares on January 9, 2009, respectively.

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

On February 28, 2007, we acquired substantially all of the business and assets of Facticon, Inc. ("Facticon"), a Pennsylvania corporation. Facticon is a surveillance, investigative and intelligence firm based in Chadds Ford, Pennsylvania. The acquisition was made pursuant to a certain Asset Purchase Agreement, dated February 28, 2007 (the "Facticon Agreement"), between Facticon and us. The aggregate purchase price paid was $2,800,000, which consisted of $1,300,000 in cash, $100,000 in the form of an escrow note and $1,400,000 in our common stock consisting of 87,500 shares at $16.00 per share and the assumption of certain liabilities.

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

On December 8, 2006, we completed a “reincorporation merger” whereby we changed our state of incorporation from Nevada to Delaware. On March 6, 2007, the Company executed a 1 for 8 reverse stock split and began trading under the symbol GOPG.OB.

Overview

We experienced an increase in revenues of approximately $15,153,000 (243%) and reported operating losses of approximately $2,816,000 and $1,051,000 and net losses of $2,504,000 and $1,233,000 for the three months ended March 31, 2007 and 2006, respectively. The increase in revenues for the three months ended March 31, 2007 is primarily attributable to the full quarter revenues of our 2006 acquisitions consisting of JLWA, Safir, Secure Source and Hyperion Risk and our 2007, acquisitions consisting of On Line Consulting, Bode and Facticon.

Although we do have some long-term relationships with our clients, our ability to generate revenue is generally dependent upon obtaining many new projects each year, most of which are relatively short-term. Accordingly, period-to-period comparisons within a given year or between years will need to take this normal fluctuation into consideration.

Our gross profit percentage was 46% for both of the three months ended March 31, 2007 and 2006.

While the financial results show a net loss for the three months ended March 31, 2007, we believe that we represent a unique opportunity to be a profitable global leader in the highly fragmented risk mitigation industry. GlobalOptions Group will serve as our nexus for a series of acquisitions that we believe will deliver capabilities, products and services designed to meet the ever increasing demand for the assessment and management of risk. We see no indication that the drivers of increased risk mitigation spending are likely to dissipate any time in the near future. Risk mitigation providers on both the product and services side are still fragmented and ripe for consolidation with no clear market leader or dominant brand. We believe there is an opportunity to provide comprehensive solutions which can drive increased revenues for a company that can build a comprehensive platform. We expect GlobalOptions Group to be that company.

 Our strategic vision is to build the first truly integrated enterprise risk mitigation company by selectively acquiring the best companies in the industry with proven management teams and a strategic long-term vision. Platform acquisitions will be geographically diverse and offer solutions in different risk mitigation segments to gain scope and synergies. Targets will have a combination of existing clients, revenue, significant channel presence and/or a high margin core business. From August 2005 through February 2007, we acquired CBR, JLWA, Safir, Secure Source, Hyperion Risk, On Line Consulting, Bode and Facticon. We continue to seek appropriate acquisition candidates.

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

Critical Accounting Policies

GlobalOptions Group’s significant accounting policies, including the assumptions and judgments underlying them, are more fully described in our “Notes to Condensed Consolidated Financial Statements” included in this Form 10-QSB for the three months ended March 31, 2007. Some of our accounting policies require the application of significant judgment by management in the preparation of the condensed consolidated financial statements, and as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. GlobalOptions Group has identified certain of its accounting policies as the ones that are most important to the portrayal of our consolidated financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. GlobalOptions Group’s critical accounting policies include the following:

Revenue Recognition and Related Costs

For investigation, crisis management and non-DNA related security, revenue is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue related to fixed price arrangements are recognized based upon the achievement of certain milestones or progress points within the project plan. The impact of any revisions in estimated total revenue and direct contract costs is recognized in the period in which they become known. Expenses incurred by professional staff in the generation of revenue are billed to the client and recorded as revenue when incurred.

For DNA related revenues through Bode, revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence that an agreement exists, prices are fixed or determinable, services and products are provided to the customer, and collectibility is reasonably assured. The Company reduces revenue for estimated discounts and other allowances.

Revenues earned on Bode are derived from the following sources: (1) forensic DNA analysis (2) research and development projects, and (3) sales of DNA collection products. Bode recognizes revenues from forensic DNA analysis at the time tests are completed and the results are reported to the customer. Revenues from research and development projects are recognized as the related research is completed and when Bode has satisfied specific obligations under the terms of the respective agreements. Revenue from the sales of DNA collection products are recognized upon delivery of the products to the customer.

Forensic DNA analysis is billed on a per sample fixed fee arrangement. Research and development projects are billed on a cost plus fixed fee arrangement.

Costs incurred in the performance of forensic DNA analysis are recorded as inventories and charged to cost of revenues upon the completion of the project, which generally ranges from one to three months. Costs related to research and development projects are expensed as incurred and costs related to DNA collection products are maintained as inventory and charged to operations when the products are delivered.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R “Share-Based Payment” (SFAS 123R”) and the Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring, or In  Conjunction  with Selling,  Goods or Services” (“EITF 96-18”) which require that such equity instruments are recorded at their fair value on the measurement  date, which is typically the date the services are performed.  Stock based compensation for non-employees is accounted for under EITF 96-18 and is reflected within general and administrative expenses.

The Company accounts for stock-based compensation in accordance with the provisions of SFAS 123R.

The Company recognizes compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The fair value of the stock based instruments was estimated on the date of grant using the model.

GlobalOptions Group’s Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

CBR - Investigations and Litigation Support Segment Revenues

In the investigations/litigation support segment, we had revenues of $4,869,000 for the three months ended March 31, 2007, as compared to revenues of 3,165,000 for the three months ended March 31, 2006, for an increase of $1,704,000 or approximately 54%. All of the investigations/litigation support revenues reported in the three months ended March 31, 2007 were domestic. The increase in investigations/litigation support segment revenues for the three months ended March 31, 2007 was primarily attributable to the expansion of our client base through the acquisitions of Hyperion Risk and Facticon for which all revenues are included in this segment.

JLWA - Crisis Management and Corporate Governance Segment Revenues

In the crisis management segment, we had revenues of $10,315,000 for the three months ended March 31, 2007, as compared to revenues of $2,919,000 for the three months March 31, 2006, for an increase of $7,396,000 or approximately 253%. All of the crisis management revenue during the three months ended March 31, 2007 are attributable to revenues from the JLWA operations, which were acquired on March 10, 2006.

Safir - Security Segment Revenues

In the security segment, we had revenues of $6,204,000 for the three months ended March 31, 2007, as compared to revenues of $151,000 for the three months ended March 31, 2006, for an increase of $6,053,000 or approximately 4,008%. Of the security segment revenues reported in the three months ended March 31, 2007, all were domestic. The increase in security revenues is attributable to the acquisitions of Safir and Secure Source, which were acquired in April 2006. The increase in crisis management revenues for the three months ended March 31, 2007 is primarily attributable to the recognition of revenue for the full quarter in 2007 from JLWA.

Revenues

We had overall revenues of approximately $21,388,000 for the three months ended March 31, 2007, as compared to revenues of approximately $6,235,000 for the three months ended March 31, 2006, for an increase of $15,153,000 or approximately 243%. Substantially, all of the revenues reported in the three months ended March 31, 2007, were from domestic clients. The increase in revenue for the three months ended March 31, 2007 was primarily attributable to the 2007 acquisitions of On Line Consulting, Bode and Facticon and the 2006 acquisitions of JLWA, Safir, Secure Source and Hyperion Risk for the full three month period in the first quarter of 2007.

Cost of Revenues and Gross Profit

Our consolidated cost of revenues increased $8,185,000 or approximately 245% from $3,344,000 in the three months ended March 31, 2006 to $11,530,000 in the three months ended March 31, 2007. This increase is attributable to the additional volume from the CBR, JLWA, Safir, Secure Source, Hyperion Risk, On Line Consulting, Bode and Facticon acquisitions.

Operating Expenses

We experienced a 193% increase in selling and marketing expenses for the three months ended March 31, 2007, when compared to the same period in 2006. Selling and marketing expenses for the three months ended March 31, 2007 were $2,385,000, compared to $815,000 for the three months ended March 31, 2006, for an increase of $1,570,000. This increase is primarily attributable to the earnout obligation accrued during the months ended March 31, 2007 of approximately $1,220,000 related to the JLWA acquisition, as well as to the selling and marketing expenses for the companies acquired in 2006 of JLWA, Safir, Secure Source and Hyperion Risk.

We experienced a 229% increase in general and administrative expenses for the three months ended March 31, 2007, when compared to the same period in 2006. General and administrative expenses for the three months ended March 31, 2007 were $10,290,000 compared to $3,127,000 for the three months ended March 31, 2006. This increase is attributable to 2007 and 2006 acquisitions, legal, accounting, and other professional fees incurred in order to fulfill our responsibilities as a public company and costs incurred for due diligence related to fulfillment of our growth plan.

  CBR - Investigations and Litigation Support Segment Results

Our investigations segment had an operating loss of $2,668,000 for the three months ended March 31, 2007, as compared to operating loss of $634,000 for the three months ended March 31, 2006, for an increase in our loss of $2,034,000 or approximately 321%. The investigations segment general and administrative expenses have increased by 321%, as compared to the three months ended March 31, 2006. This is attributable in part to the increased infrastructure associated with the Company’s acquisitions and in part to the increased corporate overhead costs of operating a public company.

JLWA - Crisis Management and Corporate Governance Segment Revenues Segment Results

Our crisis management segment had an operating profit of approximately $492,000 for the three months ended March 31, 2007, as compared to an operating loss of $423,000 for the three months ended March 31, 2006, for an increased operating profit of $915,000 or approximately 216%. The significant increase in operating profit for the three months ended March 31, 2007 was primarily due to the full quarter operations of JLWA, and its Louisiana client engagement providing support for the disbursement of public assistance funds.

Safir - Security Segment Results

Our security segment had an operating loss of $640,000 for the three months ended March 31, 2007, as compared to an operating profit of $6,000 for the three months ended March 31, 2006. The increased loss is attributable primarily to the additional overhead costs incurred with the acquisitions of Safir and Secure Source.

Interest Income

Interest income for the three months ended March 31, 2007 and 2006 was $238,000 and $0, respectively, resulting from the interest earned on cash and cash equivalents.

Interest Expense

Interest expense decreased by $156,000 or 86% to $26,000 for the three months ended March 31, 2007 from $182,000 for the three months ended March 31, 2006. The decrease in interest expense is attributable to having adequate cash and cash equivalents which alleviated borrowing against our line of credit.

Income Taxes

Although we have federal, state and local net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a 100% valuation allowance because it is more likely than not that the deferred tax assets will not be realized as of March 31, 2007. Our ability to use our net operating loss (“NOL’s”) carryforwards are subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code.

The Company accounts for income taxes using the liability method as required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company establishes a valuation allowance for deferred tax assets. The Company was not required to provide for a provision for income taxes for the three months ended March 31, 2007 and 2006, respectively, as a result of losses incurred during the years.

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

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s condensed consolidated financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of January 1, 2007. The evaluation was performed for the tax years ended December 31, 2006, 2005, 2004 and 2003 for which 2006 is not yet filed and 2005, 2004 and 2003 remain subject to examination for federal, state, and local income tax purposes by various taxing authorities as of March 31, 2007.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses.

Other Income

Other income for the three months ended March 31, 2007 represents a $100,000 gain recognized upon the termination of a building lease.

Net Loss

Net losses for the three months ended March 31, 2007 and 2006 were $2,504,000 and $1,233,000, respectively, an increase of $1,271,000 or 103%. For the three months ended March 31, 2007 and 2006, we realized an overall gross profit of 46%. The gross profit amounts for the three months ended March 31, 2007 and 2006 were $9,858,000 and $2,891,000, respectively, an increase of $6,967,000 or 241%. This increased gross profit is offset by an increase in operating expenses of $8,733,000 for the same period.

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of options, warrants, Series A and Series B convertible preferred stock were not included in the calculation of the diluted net losses per share because their inclusion would have been anti-dilutive. Basic and diluted net losses per share available to common stockholders was $0.88 for the three months ended March 31, 2007 as compared to $0.67 in the corresponding 2006 period.

Liquidity and Capital Resources

We had cash balances on hand of approximately $3,629,000 as of March 31, 2007.

Cash used in operating activities amounted to approximately $3,219,000 and $2,257,000 during the three months ended March 31, 2007 and 2006, respectively. The use of funds in operations is primarily due to the net losses 2007 and 2006 reduced by charges for non cash items included in the operating losses and decrease in amounts due to former members of JLWA for earnout offset by the use of funds in financing accounts receivable. In 2007 and 2006, the net losses were approximately $2,504,000 and $1,233,000, respectively. The non cash charges included amounts for depreciation and amortization of approximately, $873,000 and $261,000, charges for stock-based compensation of approximately $953,000 and $350,000, respectively. In addition, we utilized cash in funding working capital primarily funding an increase in accounts receivable of $7,025,000 and $2,527,000 offset by decreases in amounts due to former members of JLWA for earnout of $1,220,000 and $496,000, respectively.

Cash used in investing activities for the three months ended March 31, 2007 of approximately $14,532,000 consisted primarily of approximately $14,266,000 related to our purchases of On Line Consulting, Bode and Facticon.

On January 9, 2007, we acquired substantially all of the business and assets of On Line Consulting. The acquisition was made pursuant to the On Line Consulting Agreement. The aggregate purchase price paid for On Line Consulting’s business and assets was $2,658,000 and consisted of $1,308,000 in cash and $1,350,000 in our common stock consisting of 84,375 shares at $16.00 per share and the assumption of certain liabilities. At closing, the Company paid $750,000 of the cash portion of the purchase price, and issued promissory notes for $417,000 due January 9, 2008, and $141,000 due on January 9, 2009. Further, at closing the Company delivered to the seller 46,875 shares of GlobalOptions common stock, with 37,500 shares to be held in escrow and delivered to the seller, 18,750 shares on January 9, 2008 and 18,750 shares on January 9, 2009, respectively. The purchase price is subject to certain working capital purchase price adjustments.

On February 28, 2007, we acquired the common stock of Bode. The acquisition was made pursuant to the Bode Agreement. The aggregate purchase price paid was $12.5 million in cash and is subject to certain purchase price adjustments, as defined in the Bode Agreement. On March 8, 2007, Bode was reincorporated into Delaware.

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

Financing activities used net funds of approximately $154,000 and provided funds of $12,473,000 during the three months ended March 31, 2007 and 2006, respectively. The net cash used during this period in 2007 was primarily due to the repayment of acquisition related notes payable of $488,000, offset by the collection of accounts receivable due to seller of $286,000. The cash provided during this period in 2006 was primarily due to the proceeds from convertible notes payable $12,500,000.

On May 11, 2007, the Company reached an agreement with the sellers of JLWA (“JLWA Sellers”) to enter into a second amendment to the January 13, 2006 asset purchase agreement, which was amended February 28, 2006 (“Seller Modification Agreement”).  Under the modification, the Company has agreed to make additional payments in the form of cash and common stock and to eliminate entirely the obligations under the earnout provisions of the agreement (which provided for a maximum additional payout of $15,400,000).

The additional payments under the agreement consist of (i) a cash payment of $2,000,000  paid on May 14, 2007, (ii) a cash payment of principal of $4,500,000 plus interest at 5.65% per annum  under a promissory note which will be due on January 15, 2008,  subject to a 5% penalty fee if not paid on such due date, (iii) the issuance of 300,000 shares of common stock on January 15, 2008, which have been previously registered at the time of issuance and (iv) a cash payment of principal of $4,300,000 plus interest at 11.0% per annum under a promissory note which will be due on August 11, 2008,   The JLWA Sellers may demand acceleration of this $4,300,000 cash payment upon the Company completing a qualifying capital raise, pursuant to the promissory note agreement.

Further, in connection with the execution of the Seller Modification Agreement, the Company executed an amendment of the employment and non-competition agreement with Mr. Witt.  Under the terms of the modification, upon termination of employment without good reason, Mr. Witt would be obligated to reimburse the Company in an amount equal to (i) twenty five percent (25%) of the number of shares issued to JLWA Sellers within twelve months prior to such termination and (ii)  twenty five percent (25%) of the base salary of Mr. Witt paid within the twelve months prior to such termination.

On May 14, 2007, the financial institution that provides the line of credit has increased to $15,000,000 the amount available under the line of credit. Pursuant to the agreement, the Company (including Bode) granted the financial institution a security interest in, and pledged and assigned to the Bank, substantially all of the Company’s current and future acquired personal property. Furthermore, GlobalOptions Group reaffirmed its unconditional guaranty originally made on March 8, 2006. Pursuant to the reaffirmation, the Company acknowledged that its guaranty of the loan provided to the Company and the corresponding grant of a security interest in all of its property apply to the subject financial institution’s loan agreements and any other agreements, assignments or instruments relating to such indebtedness. In connection with the modification, Bode entered into an Intellectual Property Security Agreement with the Bank (the "IP Security Agreement") pursuant to which Bode granted the financial institution a security interest in all of its rights, titles and interests in, to and under its intellectual property.

We historically have met our operating cash needs by using borrowings under our line of credit arrangement and through our private placement of equity and debt securities. At March 31, 2007, we had working capital of approximately $19,100,000. We currently believe that cash on hand, cash flows from operations and our available borrowings under our line of credit facility, even after having expended cash of $14,266,000 to make the above described acquisitions of On Line Consulting, Bode and Facticon, will be sufficient to finance our operations through March 31, 2008.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 did not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 did not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

In July 2006,  the FASB  issued  FASB  Interpretation  No. 48,  "Accounting  for Uncertainty in Income Taxes - an  interpretation  of FASB Statement No. 109" ("FIN 48"),  which  clarifies the accounting  for  uncertainty  in tax positions.  This Interpretation  requires  that the Company recognize in its consolidated financial  statements,  the impact of a tax  position,  if that  position  is more  likely than not of being sustained  on  audit,  based  on  the  technical  merits  of the  position.  The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. Adoption of FSP EITF 00-19-2 did not have a material impact on the Company's condensed consolidated financial position, results of operations or cash flows.

Item 3.     Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls

As of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d 15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that as of the end of the period covered by this quarterly report on Form 10-QSB our disclosure controls and procedures were not effective.

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

 We are not an accelerated filer (as defined in the Exchange Act) and are not required to deliver management’s report on internal controls over our financial reporting until our year ending December 31, 2007. We became a public company on June 24, 2005. In our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the first half of 2005, we initially identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting that continue to apply as of the quarterly period covered by this report. The material weakness relates to the financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel.

Remediation of Material Weaknesses and Significant Deficiencies

During the three months ended March 31, 2007, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly and year-end closing processes, the hiring of additional qualified financial accounting personnel, the investment in integrated general software applications, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to expand our accounting staff and continue to further strengthen our controls and procedures regarding the closing process. There is no assurance that this effort will be adequate.

Changes in Internal Control Over Financial Reporting

Other than expressly noted above in this Item 3, there were no significant changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

Other Information

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007, the Company issued 3,125 shares of common stock in connection with the conversion of 50 shares of Series A Convertible Preferred Stock.

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

EXHIBIT INDEX

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALOPTIONS GROUP, INC.

Dated: May 16, 2007	By:	/s/ Harvey W. Schiller
Harvey W. Schiller Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2007	By:	/s/ Jeffrey O. Nyweide
Jeffrey O. Nyweide Chief Financial Officer, Executive Vice President, Corporate Development and Secretary (Principal Financial Officer and Principal Accounting Officer)