Form 10QSB
period 2007-06-30
GlobalOptions Group, Inc.
filed 2007-08-14
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 333-117495

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

As of August 14, 2007, there were 3,615,280 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Form 10-QSB

June 30, 2007

PART I - Financial Information

Item 1. Condensed Consolidated Financial Statements

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

June 30, 2007

(Unaudited)

ASSETS
Current assets:

Cash and cash equivalents	$2,016,343
Accounts receivable, net of allowance for doubtful accounts of $3,224,131	35,523,033
Inventories	2,535,258
Prepaid expenses and other current assets	841,960

Total current assets	40,916,594
Property and equipment, net	5,168,832
Intangible assets, net	7,855,097
Goodwill	23,417,021
Security deposits and other assets	384,384

Total assets	$77,741,928

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$7,489,050
Obligation to issue common stock	2,160,000
Notes payable	5,283,186
Accounts payable	6,696,139
Deferred revenues	732,111
Accrued compensation and related benefits	2,743,718
Other current liabilities	2,693,935

Total current liabilities	27,798,139

Long term liabilities:
Notes payable, less current portion	4,693,198
Deferred rent obligations	299,310

Total long term liabilities	4,992,508

Total liabilities	32,790,647

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value, 14,924,000 shares authorized, no shares issued or outstanding	—
Series A convertible preferred stock, voting, $0.001 par value, 16,000 shares authorized, 6,330 shares issued and outstanding, liquidation preference $6,330,000	6
Series B convertible preferred stock, voting, $0.001 par value, 60,000 shares authorized, 53,070 shares issued and outstanding, liquidation preference $53,070,000	53
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,984,514 shares issued and outstanding	2,984

Additional paid-in capital	83,093,584
Accumulated deficit	(38,145,346)

Total stockholders’ equity	44,951,281

Total liabilities and stockholders’ equity	$77,741,928

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
Revenues	$17,359,789	$22,466,443	$23,594,614	$43,854,423

Cost of revenues	8,778,654	11,452,586	12,122,809	22,982,208

Gross profit	8,581,135	11,013,857	11,471,805	20,872,215

Operating expenses:
Selling and marketing	2,953,774	8,498,323	3,768,205	10,882,901

General and administrative	5,516,950	13,330,573	8,643,984	23,620,313

Total operating expenses	8,470,724	21,828,896	12,412,189	34,503,214

Income (loss) from operations	110,411	(10,815,039)	(940,384)	(13,630,999)

Other income (expense):

Interest income	16,537	13,934	16,537	251,971

Interest expense	(506,280)	(179,179)	(607,050)	(205,081)

Other income	—	—	—	100,000

Amortization of debt discounts	(7,522,602)	—	(7,522,602)	—

Amortization of deferred financing costs	(2,613,521)	—	(2,694,500)	—

Other expense, net	(10,625,866)	(165,245)	(10,807,615)	146,890

Net loss	(10,515,455)	(10,980,284)	(11,747,999)	(13,484,109)

Deemed dividends to Series B convertible preferred stockholders	(24,413,362)	—	(24,413,362)	—

Net loss applicable to common stockholders	$(34,928,817)	$(10,980,284)	$(36,161,361)	$(13,484,109)

Basic and diluted net loss per share	$(16.70)	$(3.89)	$(18.41)	$(4.98)

Weighted average number of common shares outstanding—basic and diluted	2,091,274	2,820,501	1,964,079	2,709,912

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2007

(Unaudited)

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2007	2,678,059	$2,678	6,380	$6	53,073	$53	$78,557,545	$(24,661,237)	$53,899,045

Fractional shares issued in connection with reverse split	42	—	—	—	—	—	—	—	—

Adjustment to shares outstanding	—	—	—	—	(3)	—	—	—	—

Issuance of common stock in connection with the purchase of On Line Consulting	84,375	84	—	—	—	—	1,349,916	—	1,350,000

Issuance of common stock in connection with purchase of Facticon	87,500	87	—	—	—	—	1,399,913	—	1,400,000

Exercise of stock options	88,236	88	—	—	—	—	47,912	—	48,000

Cashless exercise of stock options	39,706	40	—	—	—	—	(40)	—	—

Stock issued to employees pursuant to 2006 Long-Term Incentive Plan	3,471	4	—	—	—	—	41,648	—	41,652

Stock based compensation—restricted stock vested	—	—	—	—	—	—	246,095	—	246,095

Amortization of consultant stock option costs	—	—	—	—	—	—	45,912	—	45,912

Amortization of employee stock options costs	—	—	—	—	—	—	1,404,686	—	1,404,686

Issuance of common stock in connection with the conversion of shares of Series A Convertible Preferred Stock	3,125	3	(50)	—	—	—	(3)	—	—

Net loss	—	—	—	—	—	—	—	(13,484,109)	(13,484,109)

Balance, June 30, 2007	2,984,514	$2,984	6,330	$6	53,070	$53	$83,093,584	$(38,145,346)	$44,951,281

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2006	2007
Cash flows from operating activities:
Net loss	$(11,747,999)	$(13,484,109)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	86,812	1,325,537
Depreciation and amortization	704,394	1,861,100
Deferred rent	—	14,903
Amortization of debt discounts	7,522,602	—
Amortization of deferred financing costs	2,694,500	—
Stock-based compensation	1,549,415	1,738,345
Changes in operating assets:
Accounts receivable	(7,592,127)	(10,660,191)
Inventories	—	94,131
Prepaid expenses and other current assets	(33,922)	(112,226)
Security deposits and other assets	26,575	(69,939)
Changes in operating liabilities:
Accounts payable	1,321,774	1,742,117
Deferred revenues	66,554	585,414
Accrued compensation and related benefits	(231,908)	(103,356)
Due to former stockholder of CBR	(219,463)	—
Due to former members of JLWA for earnout	2,242,139	7,732,015
Other current liabilities	490,961	747,768

Total adjustments	8,628,306	4,895,618

Net cash used in operating activities	(3,119,693)	(8,588,491)

Cash flows from investing activities:
Purchases of property and equipment	(16,197)	(563,313)
Purchase of certificate of deposit	(1,747,282)	—
Purchase of client lists	(65,000)	—
Acquisition of On Line Consulting	—	(974,100)
Acquisition of Facticon	—	(1,300,000)
Acquisition of Bode, less cash acquired of $284,251	—	(12,215,749)
Acquisition of JLWA	(6,003,540)	—
Acquisition of Safir, less cash acquired of $447,115	(1,693,534)	—

Net cash used in investing activities	(9,525,553)	(15,053,162)

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

(Unaudited)

	For the Six Months Ended June 30,
	2006	2007
Cash flows from financing activities:
Net (repayments of) proceeds from line of credit	$(543,453)	$7,489,050
Proceeds from convertible notes payable	45,050,000	—
Repayment of notes payable	(7,500,000)	(3,412,435)
Proceeds from exercise of stock options	—	48,000
Deferred financing costs	(1,933,500)	—

Net cash provided by financing activities	35,073,047	4,124,615

Net increase (decrease) in cash and cash equivalents	22,427,801	(19,517,038)
Cash and cash equivalents—beginning of period	528,602	21,533,381

Cash and cash equivalents—end of period	$22,956,403	$2,016,343

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$100,131	$211,345

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued upon conversion of Series A convertible preferred stock	$123	$3

Issuance of Series B convertible preferred stock upon exchange of convertible notes payable and accrued interest	$46,150,731	$—

Common stock issued upon the cashless exercise of stock options	$—	$40

Deferred financing costs incurred through the issuance of convertible notes payable	$761,000	$—

Obligation to issue common stock and notes payable issued to fund JLWA earnout liability	$—	$12,960,000

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

(Unaudited)

	For the Six Months Ended June 30,
	2006	2007
Supplemental non-cash investing and financing activity—acquisition of JLWA:
Assets acquired and liabilities assumed:
Current assets	$4,345,154	$—
Property and equipment	185,235	—
Intangible assets	4,930,000	—
Goodwill recognized on purchase business combination	883,766	—
Security deposits and prepaid expenses	99,892	—
Accounts payable, accrued expenses and deferred revenues	(2,040,507)	—

Total purchase price	8,403,540	—
Less: Cash paid to acquire JLWA	(6,003,540)	—

Non-cash consideration to seller	$2,400,000	$—

Non-cash consideration, consisted of:
Common stock issued to acquire JLWA	$2,000,000	$—
Note payable issued to seller	400,000	—

Total non-cash consideration	$2,400,000	$—

Supplemental non-cash investing and financing activity—acquisition of Safir:
Assets acquired and liabilities assumed:
Current assets	$2,852,888	$—
Property and equipment	180,906	—
Intangible assets	1,770,000	—
Goodwill recognized on purchase business combination	11,534,765	—
Security deposits and prepaid expenses	156,525	—
Accounts payable, accrued expenses and deferred revenues	(1,179,435)	—

Total purchase price	15,315,649	—
Less: Cash acquired	(447,115)
Less: Cash paid to acquire Safir	(1,493,534)	—
Less: Cash paid as finders fee	(200,000)	—

Non-cash consideration to seller	$13,175,000	$—

Non-cash consideration, consisted of:
Common stock issued to acquire Safir	$6,000,000	$—
Common stock issued as finders fee	175,000	—
Note payable issued to seller	7,000,000	—

Total non-cash consideration	$13,175,000	$—

Supplemental non-cash investing and financing activity—acquisition of Secure Source:
Assets acquired and liabilities assumed:
Property and equipment	$101,459	—
Intangible assets	1,640,000	—
Goodwill recognized on purchase business combination	1,578,866	—
Other assets	1,795	—
Accounts payable, accrued expenses and deferred revenues	(72,120)	—

Non-cash consideration to seller	$3,250,000	$—

Non-cash consideration, consisted of:
Common stock issued to acquire Secure Source	$500,000	$—
Note payable issued to seller	2,750,000	—

Total non-cash consideration	$3,250,000	$—

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued

(Unaudited)

	For the Six Months Ended June 30,
	2006	2007
Supplemental non-cash investing and financing activity—acquisition of On Line Consulting:
Assets acquired and liabilities assumed:
Property and equipment	$—	$96,589
Intangible assets	—	1,199,000
Goodwill recognized on purchase business combination	—	1,844,329
Accounts payable, accrued expenses and deferred revenues	—	(198,361)
Other current liabilities		(45,717)

Total purchase price	—	2,895,840
Less: Cash paid to acquire On Line Consulting	—	(974,100)

Non-cash consideration to seller	$—	$1,921,740

Non-cash consideration consisted of:
Common stock issued to acquire On Line Consulting	$—	$1,350,000
Amount due to seller	—	13,740
Notes payable issued to seller	—	558,000

Total non-cash consideration	$—	$1,921,740

Supplemental non-cash investing and financing activity—acquisition of Bode:
Assets acquired and liabilities assumed:
Accounts receivable	$—	$5,510,441
Inventories	—	2,629,389
Other current assets (including cash of $ 284,251)	—	560,372
Property and equipment	—	4,133,338
Intangible assets	—	310,000
Goodwill recognized on purchase business combination	—	575,250
Accounts payable, accrued expenses and deferred rent obligations	—	(1,218,790)

Total purchase price	—	12,500,000

Less: Cash acquired	—	(284,251)

Cash paid to acquire Bode	$—	$12,215,749

Supplemental non-cash investing and financing activity—acquisition of Facticon:
Assets acquired and liabilities assumed:
Accounts receivable	$—	$759,147
Property and equipment	—	34,000
Intangible assets	—	120,000
Goodwill recognized on purchase business combination	—	2,420,181
Accounts payable, accrued expenses and deferred revenues	—	(533,328)

Total purchase price	—	2,800,000
	—
Less: Cash paid to acquire Facticon	—	(1,300,000)

Non-cash consideration to seller	$—	$1,500,000

Non-cash consideration consisted of :
Note payable issued to seller	$—	$100,000
Common stock issued to acquire Facticon	—	1,400,000

Total non-cash consideration	$—	$1,500,000

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of Operations

GlobalOptions Group, Inc. and Subsidiaries (collectively the “Company” or “GlobalOptions Group”) is an integrated provider of risk mitigation and management services to government entities, Fortune 1,000 corporations and high net-worth and high-profile individuals. The Company delivers these services through four business units: Preparedness Services; Fraud and Special Investigative Unit (“SIU”) Services; Security Consulting and Investigations; and International Strategies. The Preparedness Services, Fraud and SIU Services, and Security Consulting and Investigations units represent the Company’s three financial reporting segments. The results of the International Strategies business unit, on the basis of its relative materiality, are included in the Fraud and SIU Services segment.

References herein to “GlobalOptions” refer to GlobalOptions, Inc., an operating subsidiary of the Company.

In this report, the Company has renamed its business segments as follows:

Currently reported as:	Formerly reported as:
Preparedness Services	JLWA-Crisis Management and Corporate Governance
Fraud and SIU Services	CBR-Investigations and Litigation Support
Security Consulting and Investigations	Safir-Risk Management

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

On May 12, 2006, the Company acquired substantially all of the business and certain assets of Secure Source, Inc. (“Secure Source”). Secure Source is an international risk consulting firm with offices in Washington, D.C. and Dallas, Texas.

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

On February 28, 2007, GlobalOptions Group purchased the common stock of The Bode Technology Group, Inc. (“Bode”). Bode is a leading provider of forensic DNA analysis and proprietary DNA collection tools, based in Lorton, Virginia (See Note 4).

On February 28, 2007, GlobalOptions Group acquired substantially all of the business and assets of Facticon, Inc. (“Facticon”). Facticon is a surveillance, investigative and business intelligence firm based in Chadds Ford, Pennsylvania (See Note 4).

On March 6, 2007 the Company executed a 1 for 8 reverse stock split and began trading under the symbol GOPG.OB. Accordingly, all share and per share information has been adjusted within this report for the three and six months ended June 30, 2006.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB filed on April 2, 2007 for the year ended December 31, 2006.

3. Summary of Significant Accounting Policies

Revenue Recognition and Related Costs

For investigation, crisis management and non-DNA related security, revenue is recognized on a time and materials or fixed price arrangement and is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue related to fixed price arrangements is recognized based upon the achievement of certain milestones or progress points within the project plan. The impact of any revisions in estimated total revenue and direct contract costs is recognized in the period in which they become known. Expenses incurred by professional staff in the generation of revenue are billed to the client and recorded as revenue when incurred.

For DNA related revenues, revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence that an agreement exists, prices are fixed or determinable, services and products are provided to the client, and collectibility is reasonably assured. The Company reduces revenue for estimated discounts and other allowances.

Revenues earned on DNA related services are derived from the following sources: (1) forensic DNA analysis; (2) research and development projects; and (3) sales of DNA collection products. The Company recognizes revenues from forensic DNA analysis at the time tests are completed and the results are reported to the client. Revenues from research and development projects are recognized as the related research is completed and when the Company has satisfied specific obligations under the terms of the respective agreements. Revenues from the sales of DNA collection products are recognized upon delivery of the products to the client.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Reserves for obsolete inventories are provided for based on historical experience.

The Company maintains inventories in connection with its DNA related services. Raw materials consist mainly of reagents, primers, enzymes, chemicals and plates used in genotyping and components to manufacture kits. Work in progress consists mainly of databanking and casework not yet completed and kits that are in the production process. Finished goods consist mainly of kits that have been produced, but have not been shipped.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Summary of Significant Accounting Policies, continued

Research and Development

Costs incurred for research and product development, including salaries and related personnel costs, fees paid to consultants and outside service providers, material costs for prototypes and test units, are expensed as incurred. In addition, the Company recognizes research and development expenses in the period incurred and in accordance with the specific contractual performance terms of such research agreements. Costs incurred in obtaining technology licenses and development of software are charged to research and development expense if the technology licensed or the software has not reached technological feasibility. For the three and six months ended June 30, 2006 and 2007, there were no research and development costs.

Income Taxes

The Company accounts for income taxes using the liability method as required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company establishes a valuation allowance for deferred tax assets. The Company was not required to provide for a provision for income taxes for the three and six months ended June 30, 2006 and 2007, respectively, as a result of losses incurred during these periods.

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of January 1, 2007. The evaluation was performed for the tax years ended December 31, 2006, 2005, 2004 and 2003 for which 2006 is not yet filed and 2005, 2004 and 2003 remain subject to examination for federal, state, and local income tax purposes by various taxing authorities as of June 30, 2007.

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

The Company accounts for stock-based compensation issued to employees in accordance with the provisions of SFAS 123R.

The Company recognizes compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding, as adjusted, during the years presented. Common stock equivalents, consisting of stock options, warrants and Series A and B convertible preferred stock were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive. The basic weighted average number of shares was reduced for non-vested restricted stock awards and contingently returnable escrowed shares issued in connection with acquisitions, and was increased for non-contingent shares to be issued in connection with the JLWA modification agreement (See Note 10). The total common shares issuable upon the exercise of stock options, warrants, and the Series A and B convertible preferred stock and reduced for non-vested restricted stock, as of June 30, 2006 and 2007 was 7,677,823 and 7,895,113 respectively.

Reclassifications

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155—Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156—Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. Adoption of FSP EITF 00-19-2 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

4. Acquisitions

Acquisition of On Line Consulting

On January 9, 2007, GlobalOptions Group purchased substantially all of the business and assets of On Line Consulting, a full service security and fire alarm consulting and design firm based in Oakland, California. The acquisition was made pursuant to a certain Asset Purchase Agreement dated January 9, 2007 (the “On Line Consulting Agreement”) between GlobalOptions Group and On Line Consulting. The aggregate purchase price for On Line Consulting’s business and assets was approximately $2,896,000 plus the assumption of certain liabilities, and consisted of $1,546,000 in cash and 84,375 shares of common stock of GlobalOptions Group valued at $16.00 per share for a total value of $1,350,000. At closing, the Company paid $750,000 of the cash portion of the purchase price, issued promissory notes for $417,000 due January 9, 2008, and $141,000 due on January 9, 2009, recorded an obligation of $14,000 to be paid prior to September 1, 2007 and on March 23, 2007, paid cash of $224,000. Further, at closing, the Company delivered to the seller 46,875 shares of GlobalOptions common stock, with 37,500 shares which were held in escrow and to be delivered to the seller, 18,750 shares on January 9, 2008, and 18,750 shares on January 9, 2009, respectively.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Acquisitions, continued

Acquisition of On Line Consulting, continued

The Company collected On Line Consulting’s accounts receivable in the amount of approximately $98,200; the obligations for which have been included in other current liabilities at June 30, 2007.

The following details the allocation of the purchase price for the acquisition of On Line Consulting:

Fair Value
Property and equipment	$96,589
Intangible asset – trade names	70,000
Intangible asset – non-compete agreements	59,000
Intangible asset – client relationships	1,070,000
Accounts payable	(75,000)
Accrued compensation and related benefits	(83,536)
Deferred revenues	(39,825)
Capital lease obligation	(33,718)
Other liabilities	(11,999)

Net fair values assigned to assets acquired and liabilities assumed	1,051,511
Goodwill	1,844,329

Total	$2,895,840

The following represents a summary of the purchase price consideration:

Cash	$974,100
Common stock	1,350,000
Amount due to seller	13,740
Notes payable	558,000

Total purchase price consideration	$2,895,840

The results of operations for On Line Consulting for the period from January 10, 2007 to June 30, 2007, are reflected in the Company’s results for the three and six months ended June 30, 2007 in the accompanying condensed consolidated statements of operations.

Acquisition of Bode

On February 28, 2007, the Company acquired the common stock of Bode. Bode provides forensic DNA analysis, proprietary DNA collection products, and related research services to law enforcement agencies, federal and state governments, crime laboratories and disaster management organizations and is based in Lorton, Virginia. Bode was a wholly-owned subsidiary of ChoicePoint Inc., a Georgia corporation (“ChoicePoint”). The acquisition was made pursuant to a certain Stock Purchase Agreement, dated February 28, 2007 (the “Bode Agreement”), between ChoicePoint Government Services Inc., ChoicePoint and the Company. The aggregate purchase price paid was $12,500,000 in cash paid at closing and is subject to a working capital purchase price adjustment. On March 8, 2007, Bode was reincorporated in the state of Delaware.

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

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade names	10 years
Developed technology	5 years

The following details the allocation of the purchase price for the acquisition of Bode:

Fair Value
Cash and cash equivalents	$284,251
Accounts receivable	5,510,441
Inventories	2,629,389
Other current assets	276,121
Property and equipment	4,133,338
Intangible asset – trade names	200,000
Intangible asset – development technology	110,000
Accounts payable	(545,401)
Deferred rent obligations	(94,399)
Accrued expenses	(578,990)

Net fair values assigned to assets acquired and liabilities assumed	11,924,750
Goodwill	575,250

Total purchase price in cash	$12,500,000

The results of operations for Bode for the period from March 1, 2007 to June 30, 2007, are reflected in the Company’s results for the three and six months ended June 30, 2007 in the accompanying condensed consolidated statements of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Acquisitions, continued

Acquisition of Facticon

On February 28, 2007, GlobalOptions Group purchased substantially all of the business and assets of Facticon, Inc. Facticon is a surveillance, investigative and business intelligence firm located in Chadds Ford, Pennsylvania.

The acquisition was made pursuant to a certain Asset Purchase Agreement, dated February 28, 2007 (the “Facticon Agreement”), between GlobalOptions Group and Facticon. The aggregate purchase price paid was $2,800,000, which consisted of $1,400,000 in cash and 87,500 shares of common stock in GlobalOptions Group, valued at $1,400,000 and the assumption of certain liabilities. Of the total purchase price, $1,300,000 of the cash portion and $1,000,000 of the stock portion have been placed into an escrow account and pursuant to the escrow agreement (“Facticon Escrow Agreement”) shall be disbursed in satisfaction of the claims of certain tax jurisdictions and creditors of the seller. The Facticon Agreement further provides after one year from closing, the sellers’ delivery of audited financial statements acceptable to the Company, pursuant to the terms of Facticon Agreement, and the release of certain tax liens deemed acceptable to the Company, then escrowed cash funds and common stock not paid out of escrow in satisfaction of claims, shall be released to seller.

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

The following details the amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade name	5 years
Client relationships	3 years

The following details the allocation of the purchase price for the acquisition of Facticon:

Fair Value
Accounts receivable	$759,147
Property and equipment	34,000
Intangible assets – trade name	60,000
Intangible assets – client relationships	60,000
Accounts payable	(185,463)
Accrued compensation and related benefits	(237,026)
Accrued expenses	(110,839)

Net fair values assigned to assets acquired and liabilities assumed	379,819
Goodwill	2,420,181

Total	$2,800,000

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

The results of operations for Facticon for the period from March 1, 2007 to June 30, 2007, are reflected in the Company’s results for the three and six months ended June 30, 2007 in the accompanying condensed consolidated statements of operations.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
Revenues	$25,399,000	$22,466,000	$48,096,000	$47,046,000

Net loss	$(35,937,000)	$(10,977,000)	$(36,342,000)	$(15,278,000)

Pro-forma basic and diluted net loss per common share	$(14.20)	$(3.89)	$(14.22)	$(5.57)

Pro-forma weighted average common shares outstanding – basic and diluted	2,530,478	2,820,501	2,555,951	2,741,056

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisitions of JLWA, Safir, Secure Source, Hyperion Risk, On Line Consulting, Bode and Facticon had been completed as of the beginning of 2006 or 2007, nor are they necessarily indicative of future consolidated results.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Inventories

Inventories consisted of the following as of June 30, 2007:

Raw materials	$1,463,464
Work in progress – DNA analysis	691,438
Finished goods	636,356

2,791,258
Less: reserves for obsolescence	(256,000)

Inventories, net	$2,535,258

6. Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of amounts related to the 2006 acquisitions, consisting of JLWA, Safir, Secure Source and Hyperion Risk, and the 2007 acquisitions, consisting of On Line Consulting, Bode and Facticon. Intangible assets at June 30, 2007 consisted of the following:

	Amount	Weighted Average Amortization Period
Trade names	$2,820,000	8.8
Developed technology	439,690	3.1
Non-compete agreements	1,499,222	3.0
Client relationships	6,510,000	4.2

	11,268,912
Less: accumulated amortization	(3,413,815)

Intangible assets, net	$7,855,097

The estimated amortization of amortizable intangible assets for the five years ending June 30, 2012 is as follows:

For the Years Ending June 30,	Total	Trade Names	Developed Technology	Non-Compete Agreements	Client Relationships
2008	$2,605,716	$351,000	$145,936	$494,074	$1,614,706
2009	2,091,750	351,000	90,082	348,948	1,301,720
2010	949,637	351,000	22,000	13,973	562,664
2011	769,107	325,450	22,000	—	421,657
2012	402,204	229,322	14,606	—	158,276

Totals	$6,818,414	$1,607,772	$294,624	$856,995	$4,059,023

The Company recorded amortization expense related to the acquired amortizable intangibles of $478,162 and $626,862 during the three and six months ended June 30, 2006 and $698,423, and $1,404,326 for the three and six months ended June 30, 2007, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Intangible Assets and Goodwill, continued

Goodwill

A summary of goodwill as of June 30, 2007 and for the six months then ended is as follows:

	Preparedness Services	Fraud and SIU Services	Security Consulting and Investigations	Total
Balance as of January 1, 2007	$883,183	$8,053,082	$9,640,996	$18,577,261
Acquisition of On Line Consulting	—	—	1,844,329	1,844,329
Acquisition of Bode	—	—	575,250	575,250
Acquisition of Facticon	—	2,420,181	—	2,420,181

Balance as of June 30, 2007	$883,183	$10,473,263	$12,060,575	$23,417,021

7. Property and Equipment

At June 30, 2007, property and equipment is comprised of the following:

Computer equipment and software	$1,857,971
Laboratory equipment	1,126,717
Furniture and fixtures	769,881
Vehicles	162,029
Leasehold improvements	2,293,597

6,210,195
Less: accumulated depreciation and amortization	(1,041,363)

Property and equipment, net	$5,168,832

Depreciation and amortization of property and equipment for the three and six months ended June 30, 2006 was $46,000 and $77,000 and for the three and six months ended June 30, 2007 was $291,000 and $457,000, respectively. Included in property and equipment at June 30, 2007 are vehicles and equipment held under capital leases with a net book value of approximately $69,000.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8. Accrued Compensation and Related Benefits

At June 30, 2007, accrued compensation and related benefits is comprised of the following:

Accrued bonuses	$1,178,366
Accrued payroll and commissions	708,037
Accrued employee benefits	857,315

Total accrued compensation and related benefits	$2,743,718

9. Line of Credit

On May 14, 2007, the financial institution that provides the Company’s line of credit increased the amount available under the line of credit to $15,000,000. Pursuant to the agreement, the Company granted the financial institution a security interest in, and pledged and assigned to the financial institution, substantially all of the current and future acquired personal property of GlobalOptions, Inc. Furthermore, the Company reaffirmed its unconditional guaranty originally made on March 8, 2006. Pursuant to the reaffirmation, the Company acknowledged that its guaranty of the loan provided to GlobalOptions, Inc. and the corresponding grant of a security interest in all of its property apply to the subject financial institution’s loan agreements and any other agreements, assignments or instruments relating to such indebtedness. In connection with the modification, Bode entered into an intellectual property security agreement with the financial institution pursuant to which Bode granted the financial institution a security interest in all of its rights, title and interests in, to and under its intellectual property, which consisted principally of patents. In connection with this line of credit, the Company must satisfy certain liquidity and earnings financial covenants. The interest rate on the line of credit at June 30, 2007 was 9.75%. The balance under the line of credit is $7,489,050 at June 30, 2007 leaving an amount available to draw of approximately $7,511,000.

10. Due to Former Members of JLWA for Earnout and JLWA Modification Agreement

On May 11, 2007, the Company reached an agreement with the former owners of JLWA (the “JLWA Sellers”) to enter into a second amendment to the January 13, 2006 JLWA asset purchase agreement, which was amended on February 28, 2006 (the “JLWA Modification Agreement”). Under the JLWA Modification Agreement, the Company agreed to make additional payments in the form of cash, promissory notes and common stock to the JLWA Sellers in exchange for eliminating the earnout provisions of the asset purchase agreement, which provided for a maximum additional payout of $15,400,000. The additional payments under the JLWA Modification Agreement consist of (i) a cash payment of $2,000,000, which was paid on May 14, 2007, (ii) a $4,500,000 promissory note accruing interest at 5.65% per annum, due on January 15, 2008, subject to a 5% penalty fee if not paid on that due date, (iii) 300,000 shares of common stock to be issued on January 15, 2008, which will be registered prior to issuance, and (iv) a $4,300,000 promissory note accruing interest at 11.0% per annum, due on August 11, 2008. The JLWA Sellers may request acceleration of the $4,300,000 promissory note upon the consummation of a qualified capital offering.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10. Due to Former Members of JLWA for Earnout and JLWA Modification Agreement, continued

Further, in connection with the execution of the JLWA Modification Agreement, the Company executed an amendment of the employment and non-competition agreement with James Lee Witt. Under the terms of the amendment, upon his voluntary termination of employment without good reason, Mr. Witt would be obligated to reimburse the Company in an amount equal to (i) 25% of the number of shares issued to the JLWA Sellers within 12 months prior to such termination and (ii) 25% of the base salary of Mr. Witt paid within 12 months prior to such termination.

The JLWA Modification Agreement resulted in $12,960,000 of non-contingent consideration, of which approximately $6,630,000 was deemed as earnout accrued through May 10, 2007 and $6,330,000 was deemed to be accelerated earnout expense. Earnout expense under the JLWA Agreement (as amended) was $1,746,000 and $2,242,000 for the three and six months ended June 30, 2006, respectively and $6,512,000 and $7,732,000 for the three and six months ended June 30, 2007.

As a related party, of these amounts, Mr. Witt directly received $1,286,364 in cash, $3,001,363 in principal amount of the 5.65% promissory note and $2,765,682 in principal amount of the 11% promissory note, and will receive 182,250 of the shares of the Company’s common stock to be issued.

11. Notes Payable

At June 30, 2007, notes payable consisted of the following:

Note payable to seller for Secure Source Acquisition	$500,000
Note payable to seller for Facticon Acquisition (See Note 4)	100,000
Note payable to seller for On Line Consulting Acquisition (See Note 4)	576,384
Notes payable – JLWA Modification Agreement (See Note 10)	8,800,000

Total	9,976,384
Less – current portion	5,283,186

Long-term portion	$4,693,198

On March 8, 2007, the Company repaid $400,000 related to a note payable for the JLWA acquisition.

On May 10, 2007, the Company reached an agreement with the former owners of Secure Source to extend the maturity date of the 5% promissory notes in the principal amount of $750,000, which were issued as partial payment of the purchase price for the Secure Source acquisition, to May 31, 2007. On May 30, 2007, the Company paid the $750,000 note payable installment in full.

During the six months ended June 30, 2007, the Company paid $280,295 in full satisfaction of the note payable to the former owners of Safir for the Safir acquisition.

The scheduled maturities of notes payable are shown in the following table:

For the Years Ending June 30,	Amount

2008	$5,283,186
2009	4,693,198

Total	$9,976,384

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. Commitments

Employment Agreements

In January 2007, concurrently with the Company’s acquisition of On Line Consulting (See Note 4), GlobalOptions entered into a three year employment agreement with Sandor P. Zirulnik, the founder of On Line Consulting. Pursuant to the agreement, Mr. Zirulnik became the Senior Executive Officer of the Security Consulting and Investigations business unit and agreed to perform such other duties and responsibilities as the Chief Executive Officer of the Company or his designee shall from time to time reasonably assign to him. Mr. Zirulnik has agreed to devote his full time to GlobalOptions at a salary of $200,000 per annum for the first year; $210,000 per annum for the second year; and $225,000 for the third year and he shall be eligible for a discretionary bonus up to $100,000. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause during the initial term, it is required to pay Mr. Zirulnik his current base salary, bonus and certain benefits through January 31, 2010. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

In March 2007, concurrently with the Company’s acquisition of Bode (See Note 4), Bode entered into a two year employment agreement with Maureen M. Loftus, Bode’s General Manager. Pursuant to the agreement, Ms. Loftus became a President of the Security Consulting and Investigations business unit and agreed to perform such other duties and responsibilities as the Chief Executive Officer of the Company or his designee shall from time to time reasonably assign to her. She has agreed to devote her full time to Bode at a salary of $190,992 per annum and she shall be eligible for a bonus based upon approved goals. The employment agreement may be terminated for cause by Bode, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event Bode terminates the employment agreement without cause during the initial term, it is required to pay Ms. Loftus her current base salary and certain benefits through March 2009. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

In March 2007, concurrent with the Company’s acquisition of Bode (See Note 4), Bode entered into a two-year employment agreement with Phillip E. Crowther, Bode’s Controller. Pursuant to the agreement, Mr. Crowther became a Controller of the Security Consulting and Investigations business unit and agreed to perform such other duties and responsibilities as the Chief Financial Officer of the Company or his designee shall from time to time reasonably assign to him. He has agreed to devote his full time to Bode at a salary of $106,046 per annum, and is eligible for a bonus based upon approved goals. The employment agreement may be terminated for cause by Bode, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event Bode terminates the employment agreement without cause during the initial term, it is required to pay Mr. Crowther his current base salary and certain benefits through March 2009. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

In March 2007, concurrently with the Company’s acquisition of Facticon (See Note 4), GlobalOptions entered into a three year employment agreement with Jim Jensen, Facticon’s President. Pursuant to the agreement, Mr. Jensen became the Northeast Regional Vice President of the Fraud and SIU Services business unit and agreed to perform such other duties and responsibilities as the Board of Directors shall from time to time reasonably assign to him. Mr. Jensen has agreed to devote his full time to GlobalOptions at a salary of $100,000 per annum for the year 2007 (pro-rated), $110,000 per annum for the year 2008, and $120,000 per annum for the year 2009 and shall be eligible for a bonus based upon approved goals. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause during the initial term, it is required to pay Mr. Jensen his current base salary and certain benefits through March 2009. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. Commitments, continued

Employment Agreements, continued

In March 2007, concurrently with the Company’s acquisition of Facticon, GlobalOptions entered into a three year employment agreement with John Bullock, Facticon’s CEO. Pursuant to the agreement, Mr. Bullock became the Northeast Regional Vice President of the Fraud and SIU Services business unit and agreed to perform such other duties and responsibilities as the Board of Directors shall from time to time reasonably assign to him. Mr. Bullock has agreed to devote his full time to GlobalOptions at a salary of $100,000 per annum for the year 2007 (pro-rated), $110,000 per annum for the year 2008, and $120,000 per annum for the year 2009 and shall be eligible for a bonus based upon approved goals. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event GlobalOptions terminates the employment agreement without cause during the initial term, it is required to pay Mr. Bullock his current base salary and certain benefits through March 2009. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

Operating Leases

Through the acquisition of On Line Consulting (See Note 4), the Company assumed the operating lease for office space located in Oakland, California. The lease is for approximately $5,000 per month and extends through September 2011.

Through the acquisition of Bode (See Note 4), the Company assumed the operating lease located in Lorton, Virginia. The lease is for approximately $59,000 per month and has a remaining term through August 2016.

In connection with the acquisitions of CBR, JLWA, Safir, Secure Source, Hyperion Risk, On Line Consulting and Bode, GlobalOptions assumed the obligations for various office leases. Such lease obligations expire at various dates through August 2016.

Future minimum lease payments under these and all of the Company’s operating leases for office space are as follows:

For the Year Ending June 30,
2008	$2,496,000
2009	2,001,000
2010	1,962,000
2011	1,800,000
2012	1,427,000
Thereafter	4,186,000

Total	$13,872,000

Rent expense charged to operations amounted to approximately $326,000 and $490,000, respectively, for the three and six months ended June 30, 2006, and was approximately $762,000 and $1,305,000 for the three and six months ended June 30, 2007, respectively.

The terms of certain of the Company’s lease obligations provide for scheduled escalations in the monthly rent. In accordance with SFAS No. 13, “Accounting for Leases,” the non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent obligations of $299,310 represents the long term unamortized rent adjustment amount at June 30, 2007 and is reflected as deferred rent obligations in the condensed consolidated balance sheet. In addition, the current portion of deferred rent is $60,359 at June 30, 2007 and is reflected within other current liabilities in the condensed consolidated balance sheet.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. Commitments, continued

Advisory Agreement

On June 12, 2007, the Company entered into an agreement with Burnham Hill Partners (“BHP”), a division of Pali Capital, Inc., to provide financial advisory services relating to the Equity Restructuring (See Note 18). In connection with this agreement, on July 26, 2007, the Company paid BHP a fee of $200,000.

13. Stockholders’ Equity

Common Stock

During the six months ended June 30, 2007, the Company issued 3,125, shares of common stock in connection with the conversion of 50 shares of Series A Convertible Preferred Stock.

On January 1, 2007, under the 2006 Long Term Incentive Plan, the Company issued 3,471 shares of common stock with a value of $41,653 to various employees.

During the six months ended June 30, 2007, the Company issued 88,236 shares of common stock in connection with the exercise of stock options resulting in proceeds of $48,000.

During the six months ended June 30, 2007, the Company issued 39,706 shares of common stock in connection with the cashless exercise of 110,294 options.

The Company issued common stock in connection with the acquisitions of On Line Consulting and Facticon (See Note 4).

Warrants (Series B-1 and Series B-2)

During the six months ended June 30, 2007, as a result of adjustments with regard to anti-dilution protection, the number of outstanding Series B-2 warrants was increased from 1,160,906 to 1,185,872, and the warrant exercise price was reduced from $22.48 to $ 22.32.

A summary of the Company’s Series B-1 and B-2 warrants outstanding and fully exercisable at June 30, 2007 is presented in the table below, after the effect of such dilutive adjustments:

	Exercise Prices		Total
	$17.20	$22.32
Series B-1	1,160,918	—	1,160,918
Series B-2	—	1,185,872	1,185,872

Outstanding and exercisable	1,160,918	1,185,872	2,346,790

On July 26, 2007, these warrants were eliminated in connection with the Equity Restructuring (See Note 18).

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14. Stock Options

2006 Long-Term Incentive Plan

During the three and six months ended June 30, 2007, in connection with expected performance under a bonus program for senior executives, stock-based compensation of $109,376 and $246,095, respectively, was recognized for the estimated pro rata vesting of restricted stock.

Stock-Based Compensation

On November 18, 2005, the Company granted an option to the Company’s Chief Financial Officer, who serves pursuant to a consulting agreement, to purchase 62,500 shares of common stock at $20.00 per share. This option has a term of five years, is non-forfeitable and vests over three years. This option was initially valued at approximately $867,000 utilizing the Black-Scholes option pricing model and is being amortized to stock-based compensation over the three year vesting period in accordance with Emerging Issues Task Force pronouncement No. 96-18 - “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). On a quarterly basis, the Company adjusts the unvested value on a mark-to-market basis, and the cumulative effect of the adjustment amount on amortization is reflected in current period amortization. During the three and six months ended June 30, 2007, approximately $(3,000) and $2,000, respectively, was amortized to stock-based compensation expense related to this option and recorded within general and administrative expenses. At June 30, 2007, the fair value of the option was approximately $314,000 and the unamortized value was approximately $144,000.

On June 12, 2006, the Company granted an option to the Company’s Chief Financial Officer, who serves pursuant to a consulting agreement, to purchase 62,500 shares of common stock at $17.60 per share. This option has a term of five years, is non-forfeitable and vests over three years. This option was initially valued at approximately $779,000 utilizing the Black-Scholes option pricing model and is being amortized to stock-based compensation over the three year vesting period in accordance with EITF 96-18. On a quarterly basis, the Company adjusts the unvested value on a mark-to-market basis, and the cumulative effect of the adjustment amount on amortization, at the end of each vesting period, is reflected in current period amortization. During the three and six months ended June 30, 2007 approximately $2,000 and $12,000, respectively, was amortized to stock-based compensation expense related to this option and recorded within general and administrative expenses. At June 30, 2007, the fair value of the option was approximately $254,000 and the unamortized value was approximately $166,000.

On January 1, 2007, the Company granted, in the aggregate, options for the purchase of 18,750 shares of its common stock at an exercise price of $12.00 per share, with a value of approximately $159,000 under the 2006 Long Term Incentive Plan, to three members of the Board of Directors. The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant.

On January 1, 2007, the Company issued stock options for the purchase of 13,750 shares of its common stock at an exercise price of $12.00 per share, with a value of approximately $117,000, under the 2006 Long-Term Incentive Plan to certain members of its advisory boards for their advisory services to the Company. The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14. Stock Options, continued

Stock-Based Compensation

On February 28, 2007, the Company granted, in the aggregate, options for the purchase of 38,894 shares of its common stock at an exercise price of $10.80 per share with a value of approximately $296,000 under the 2006 Long-Term Incentive Plan to employees and officers of Facticon. The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant.

On February 28, 2007, the Company granted, in the aggregate, options for the purchase of 62,504 shares of its common stock at an exercise price of $10.80 per share with a value of approximately $476,000 under the 2006 Long Term Incentive Plan to employees and officers of Bode. The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant.

At June 30, 2007, the unamortized value of employee stock options under SFAS 123R was approximately $4,176,000. The unamortized portion will be expensed over a weighted average period of 1.31 years. For the three and six months ended June 30, 2006 costs of approximately $703,000 and $981,000, respectively, and for the three and six months ended June 30, 2007, $690,000 and $1,405,000, were recognized in connection with the vesting of these employee stock options.

Stock-based compensation for non-employees accounted for under EITF 96-18 was approximately $496,000 and $568,000 and $46,000 and $(14,000), respectively, for the three and six months ended June 30, 2006 and 2007, respectively, and is reflected within general and administrative expenses.

The fair value of each option grant during the three months ended June 30, 2006 and the six months ended June 30, 2006 and 2007 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used. No options were granted during the three months ended June 30, 2007:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2006	2006	2007
Dividend yield	0%	0%	0%
Expected volatility	87%	87%	87%
Risk-free interest rate	4.8%	4.9%	4.54%
Expected lives	5 years	5 years	5 years

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14. Stock Options, continued

Stock-Based Compensation, continued

The weighted average fair value of the options on the date of grant, using the fair value based methodology for the three and six months ended June 30, 2006 was $12.24 and $12.24, respectively, and for the six months ended June 30, 2007 was $7.86. There were no grants of stock options during the three months ended June 30, 2007.

A summary of options outstanding for the six months ended June 30, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2007	1,030,562	$13.65
Granted	160,321	11.00
Exercised	(198,530)	2.91
Forfeited	(55,564)	10.03

Options outstanding at June 30, 2007	936,789	$15.71

A summary of the Company’s stock options outstanding and exercisable at June 30, 2007 is presented in the table below:

						Total
Option Exercise Price Range	$4.80	$5.44	$6.80	$10.76 - $12.00	$16.00 - $20.00

Outstanding	24,463	63,066	7,353	160,321	681,586	936,789

Weighted average remaining contractual life of options outstanding (in years)	1.5	2.7	1.1	4.6	3.7

Exercisable	24,352	41,624	7,353	8,125	272,750	354,204

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15. Client and Segment Data

The Company’s reportable operating segments consist of the following three business segments: Preparedness Services, Fraud and SIU Services, and Security Consulting and Investigations. The Company’s reportable segments are organized, managed and operated along key product and service lines. These product and service lines are provided to similar clients, are offered together as packaged offerings, generally produce similar margins and are managed under a consolidated operations management.

The Preparedness Services segment develops and implements crisis management and emergency response plans for disaster mitigation, continuity of operations and other emergency management issues for governments, corporations and individuals.

The Fraud and SIU Services segment provides investigative surveillance, anti-fraud solutions and business intelligence services to the insurance industry, law firms and multinational organizations. The results of the Company’s International Strategies business unit, on the basis of its relative materiality, are included in the Fraud and SIU Services segment.

The Security Consulting and Investigations segment delivers specialized security and investigative services to governments, corporations and individuals.

Total revenues by segment include revenues to unaffiliated clients. The Company evaluates performance based on income (loss) from operations. Operating income (loss) is gross profit less operating expenses.

The following tables summarize financial information (in thousands) about the Company’s business segments for the three and six months ended June 30, 2006 and 2007.

For the Three Months Ended June 30, 2006

	Preparedness Services	Fraud and SIU Services	Security Consulting and Investigations	Corporate	Consolidated
Revenues	$11,999	$4,077	$1,284	$—	$17,360

Income (Loss) from Operations	$3,006	$(63)	$(2,833)	$—	$110

Depreciation and Amortization	$262	$118	$63	$—	$443

Interest Expense	$—	$—	$—	$506	$506

Amortization of Debt Discounts on Convertible Notes Payable	$—	$—	$—	$7,523	$7,523

Amortization of Deferred Financing Costs	$—	$—	$—	$2,614	$2,614

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15. Client and Segment Data, continued

For the Three Months Ended June 30, 2007

	Preparedness Services	Fraud and SIU Services	Security Consulting and Investigations	Corporate	Consolidated
Revenues	$6,948	$6,574	$8,944	$—	$22,466

Loss from Operations	$(6,048)	$(4,601)	$(166)	$—	$(10,815)

Depreciation and Amortization	$312	$295	$382	$—	$989

Interest Expense	$—	$—	$—	$179	$179

For the Six Months Ended June 30, 2006

	Preparedness Services	Fraud and SIU Services	Security Consulting and Investigations	Corporate	Consolidated
Revenues	$14,832	$7,479	$1,284	$—	$23,595

Income (Loss) from Operations	$3,674	$(4,551)	$(63)	$—	$(940)

Depreciation and Amortization	$323	$318	$63	$—	$704

Interest Expense	$—	$—	$—	$607	$607

Amortization of Debt Discounts on Convertible Notes Payable	$—	$—	$—	$7,523	$7,523

Amortization of Deferred Financing Costs	$—	$—	$—	$2,695	$2,695

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15. Client and Segment Data, continued

For the Six Months Ended June 30, 2007

	Preparedness Services	Fraud and SIU Services	Security Consulting and Investigations	Corporate	Consolidated
Revenues	$17,263	$11,864	$14,727	$—	$43,854

Loss from Operations	$(4,195)	$(9,096)	$(340)	$—	$(13,631)

Depreciation and Amortization	$617	$609	$635	$—	$1,861

Interest Expense	$—	$—	$—	$205	$205

16. Major Clients/Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. For the three and six months ended June 30, 2006, the Company’s two largest clients accounted for approximately 64% and 57% for the largest client, which was work performed under a government contract and 9% and 14% for the second largest account, respectively, of the Company’s revenues. For the three and six months ended June 30, 2007, the Company’s two largest clients accounted for approximately 26% and 32% for the largest account and 9% and 8% for the second largest account, respectively, of the Company’s revenues.

For the three and six months ended June 30, 2007, within the Preparedness Services segment, the largest client represented 26% and 32%, respectively, of the Company’s overall revenue. For the three and six months ended June 30, 2007, within the Fraud and SIU Services segment, the largest client represented 9% and 8%, respectively, of the Company’s overall revenues.

For the three and six months ended June 30, 2006 government contract clients as a whole represented 66% and 59% and for the three and six months ended June 30, 2007, 33% and 42%, respectively, of the Company’s net revenues, the most significant of which for the three and six months ended June 30, 2007, represented 86% and 88% of the Company’s net revenues within the Preparedness Services segment.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

17. Related Party Transactions

The Company had a rental agreement with the QuanStar Group which expired during 2006. The Company incurred rent expense with the QuanStar Group of approximately $7,800 and $27,100 for the three and six months ended June 30, 2006, respectively for the Company’s administrative headquarters. Harvey Schiller, Ph.D., the Company’s Chairman and Chief Executive Officer, is a partner in the QuanStar Group. Per Olof Lööf, the Company’s Vice Chairman of the Board is a former partner in the QuanStar Group.

On May 11, 2007, the Company entered into the JLWA Modification Agreement. Under the JLWA Modification Agreement, the Company agreed to make additional payments in the form of cash, promissory notes and common stock to the JLWA sellers in exchange for eliminating the earnout provisions of the JLWA asset purchase agreement, which provided for a maximum additional payout of $15,400,000. The additional payments under the JLWA Modification Agreement consist of (i) a cash payment of $2,000,000, which was paid on May 14, 2007, (ii) a promissory note in the principal amount of $4,500,000, accruing interest at 5.65% per annum, due on January 15, 2008, subject to a 5% penalty fee if not paid on that due date, (iii) 300,000 shares of common stock valued at $2,880,000 to be issued on January 15, 2008, which will be registered prior to issuance, and (iv) a promissory note in the principal amount of $4,300,000, accruing interest at 11.0% per annum, due on August 11, 2008. Of these amounts, Mr. Witt directly received $1,286,364 in cash, $3,001,363 in principal amount of the 5.65% promissory note and $2,765,682 in principal amount of the 11% promissory note, and will receive 182,250 of the shares of our common stock to be issued. The JLWA Sellers may request acceleration of the $4,300,000 promissory note upon the consummation of a Qualified Public Offering or any other qualified capital raise. If the JLWA Sellers request acceleration of this promissory note, Mr. Witt will directly receive approximately $2.8 million.

18. Subsequent Events

Equity Restructuring

On July 25, 2007, the Company completed an equity restructuring (the “Equity Restructuring”) in which holders of its Series A Convertible Preferred Stock and Series B Convertible Preferred Stock received, in consideration of the cancellation of those shares and all Series A, B-1 and B-2 warrants held by them, (1) one share of the Company’s newly created Series C Convertible Preferred Stock for each share of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock held by them and (2) 0.5 shares of common stock for each share into which the holder’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock was then convertible. In addition, holders of (a) the Company’s Series A warrants who did not also hold any shares of Series A Convertible Preferred Stock and (b) the Company’s Series B warrants, Series C warrants and certain placement agent warrants received, in consideration of the cancellation of those warrants, 0.2 shares of common stock for each share subject to those warrants. Each share of Series C Convertible Preferred Stock will automatically convert into 66.67 shares of common stock upon the consummation of a firm commitment underwritten public offering generating at least $20,000,000 in gross proceeds to the Company (a “Qualified Public Offering”). A limited number of holders whose receipt of common stock, whether in the Equity Restructuring or upon the conversion of the Series C Convertible Preferred Stock, would cause them to beneficially own in excess of 4.99% of the Company’s outstanding common stock, received in the Equity Restructuring, and will receive upon the conversion of the Series C Convertible Preferred Stock, in lieu of shares of common stock, shares of the Company’s newly created Series D Convertible Preferred Stock.

In summary, as a result of the Equity Restructuring, (i) 6,330 shares of Series A Convertible Preferred Stock, (ii) 53,070 shares of Series B Convertible Preferred Stock and (iii) warrants to purchase an aggregate of 2,913,041 shares of common stock have been restructured into (x) 630,765 shares of common stock, (y) 59,400 shares of Series C Convertible Preferred Stock and (z) 19,706.51 shares of Series D Convertible Preferred Stock.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

18. Subsequent Events, continued

Registration Rights

The Company entered into a registration rights agreement, dated as of July 25, 2007, with the participants in the Equity Restructuring in which the Company agreed to register for resale all of the shares of common stock issued or issuable upon the completion of the Equity Restructuring, the conversion of the Series C Convertible Preferred Stock and the conversion of the Series D Convertible Preferred Stock. The Company agreed to file a resale registration statement covering these shares by the earlier of 90 days following the closing of the Equity Restructuring and the filing date of a registration statement relating to a Qualified Public Offering and to use its best efforts to have the resale registration statement declared effective by the earlier of 150 days following the closing of the Equity Restructuring and the effective date of a registration statement relating to a Qualified Public Offering. The Company also agreed to use its best efforts to maintain the effectiveness of the resale registration statement until the earlier of the time when all of the registered shares have been sold or may be sold without restriction pursuant to Rule 144(k) under the Securities Act of 1933. The registration rights agreement obligates the Company to pay specified liquidated damages to the participants in the Equity Restructuring to the extent the Company does not meet these deadlines or maintain the effectiveness of the resale registration statement for the required time period, as well as for certain other events.

FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Although the registration rights agreement provides for the payment of liquidated damages under certain conditions, due to various factors, including the good filing history of the Company relating to the requirement by the Company to file the registration statement, to have the registration statement declared effective and remain effective, the exposure to this potential registration rights liquidated damages liability was deemed to be de-minimus.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

18. Subsequent Events, continued

Series C Convertible Preferred Stock

On July 25, 2007, the Company filed a certificate of designation with the State of Delaware authorizing the designation of a total of 60,000 shares of Series C Convertible Preferred Stock.

Optional Conversion

Subject to the beneficial ownership cap described below, holders of Series C Convertible Preferred Stock are entitled at any time to convert their shares of Series C Convertible Preferred Stock into common stock, without any further payment. Each share of Series C Convertible Preferred Stock is initially convertible into 66.67 shares of common stock, based on a conversion price of $15.00 per share. The number of shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, stock dividends, subdivisions and combinations of the Company’s common stock. In the event that the Company issues any shares of common stock or common stock equivalents at an effective price less than $15.00 per share of common stock, the conversion price will be reduced based on weighted average anti-dilution protections, subject to customary carve-outs, but in no event will the conversion price be less than $7.50 per share.

Mandatory Conversion

Subject to an effective registration statement, beginning 12 months from the closing date of the Equity Restructuring, if the closing bid price of the Company’s common stock exceeds $22.50 for 20 consecutive trading days and the trading volume of the common stock is not less than 50,000 shares for at least 15 of those 20 consecutive trading days, the Company may require the conversion of the Series C Convertible Preferred Stock into shares of common stock at the applicable conversion price. In the event a holder of Series C Convertible Preferred Stock is prohibited from converting into common stock under this provision due to the 4.99% beneficial ownership limitation discussed below, the excess portion of the Series C Convertible Preferred Stock will be converted into Series D Convertible Preferred Stock on a one-for-one basis.

Automatic Conversion

The Series C Convertible Preferred Stock will automatically convert into common stock upon the consummation of a Qualified Public Offering. In the event a holder of Series C Convertible Preferred Stock is prohibited from converting into common stock under this provision due to the 4.99% beneficial ownership limitation discussed below, the excess portion of the Series C Convertible Preferred Stock will be converted into Series D Convertible Preferred Stock on a one-for-one basis. Participants in the Equity Restructuring who elected to receive solely Series D Convertible Preferred Stock in lieu of shares of common stock they would have otherwise received may also elect to receive solely Series D Convertible Preferred Stock upon any optional, mandatory or automatic conversion of the Series C Convertible Preferred Stock.

Limitations on Conversion

The Series C Convertible Preferred Stock is subject to a beneficial ownership cap providing that each holder of Series C Convertible Preferred Stock may not convert his shares into common stock such that the number of shares of common stock issued after the conversion would exceed, when aggregated with all other shares of common stock owned by such holder and its affiliates at such time, in excess of 4.99% of the then issued and outstanding shares of the Company’s common stock. A holder may at any time waive this 4.99% cap upon 61 days’ notice.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

18. Subsequent Events, continued

Voting Rights

Subject to the beneficial ownership cap described above, holders of Series C Convertible Preferred Stock are entitled to vote their shares on an as-converted to common stock basis, and will vote together with the holders of the common stock, and not as a separate class. Provided that at least 25% of the Series C Convertible Preferred Stock remains outstanding, the consent of a majority of the outstanding Series C Convertible Preferred Stock is required for (1) amendments of the Series C Convertible Preferred Stock certificate of designation, (2) amendments of the Company’s certificate of incorporation or bylaws adversely affecting the Series C Convertible Preferred Stock and (3) the authorization or issuance of any equity securities ranking pari passu with or senior to the Series C Convertible Preferred Stock. Holders of Series C Convertible Preferred Stock will also have any voting rights to which they are entitled by law.

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, holders of Series C Convertible Preferred Stock will be entitled to receive out of assets of the Company available for distribution to stockholders, before any distribution is made to holders of any junior preferred stock or common stock, liquidating distributions in an amount equal to $1,000 per share. Upon completion of the liquidating distributions required to be made to holders of the Company’s preferred stock, holders of the Series C Convertible Preferred Stock will be entitled to receive their pro rata share, on an as-converted to common stock basis, of any assets remaining available for distribution to stockholders.

Dividends

Holders of Series C Preferred Stock are not entitled to receive any dividends.

Series D Convertible Preferred Stock

On July 25, 2007, the Company filed a certificate of designation with the State of Delaware authorizing the designation of a total of 100,000 shares of Series D Convertible Preferred Stock.

Optional Conversion

Subject to the beneficial ownership cap described below, holders of Series D Convertible Preferred Stock are entitled at any time to convert their shares of Series D Convertible Preferred Stock into common stock, without any further payment. Each share of Series D Convertible Preferred Stock is initially convertible into 66.67 shares of common stock, based on a conversion price of $15.00 per share. The number of shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock is subject to adjustment in the event of a stock dividend, subdivision or combination of the Company’s common stock.

Mandatory Conversion

To the extent that a holder of Series D Convertible Preferred Stock falls below, or elects to waive, the 4.99% beneficial ownership limitation discussed below, subject to limited exceptions, the Company may require the conversion of the Series D Convertible Preferred Stock into shares of common stock at the applicable conversion price.

Limitations on Conversion

The Series D Convertible Preferred Stock is subject to a beneficial ownership cap providing that each holder of Series D Convertible Preferred Stock may not convert his shares into common stock such that the number of shares of common stock issued after the conversion would exceed, when aggregated with all other shares of common stock owned by such holder and its affiliates at such time, in excess of 4.99% of the then issued and outstanding shares of the Company’s common stock. A holder may at any time waive this 4.99% cap upon 61 days’ notice.

Voting Rights

Holders of Series D Convertible Preferred Stock do not have any voting rights except to the extent required by law.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

18. Subsequent Events, continued

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, holders of Series D Convertible Preferred Stock will be entitled to receive out of assets of the Company available for distribution to stockholders, after distributions are made to holders of the Series C Convertible Preferred Stock, but before distributions are made to holders of common stock, liquidating distributions in an amount equal to $0.001 per share. Upon completion of the liquidating distributions required to be made to holders of the Company’s preferred stock, holders of the Series D Preferred Stock will be entitled to receive their pro rata share, on an as-converted to common stock basis, of any assets remaining available for distribution to stockholders.

Dividends

To the extent that any dividends are declared on the Company’s common stock, holders of Series D Convertible Preferred Stock will be entitled to receive such dividends on an as-converted basis. Holders of Series D Convertible Preferred Stock are not otherwise entitled to receive any dividends.

Underwritten Public Offering

On August 2, 2007, the Company filed a registration statement on Form SB-2 (File number 333-145053) with the Securities and Exchange Commission for a proposed underwritten public offering through which it intends to issue 4,500,000 shares and raise approximately $30,000,000 and to register for resale approximately 7,500,000 shares of common stock. In addition, the underwriters for the proposed public offering will have a 30-day option to purchase up to an additional 675,000 shares of common stock to cover any over-allotments.

The Company intends to use the net proceeds from the proposed offering for working capital and general corporate purposes and potentially for strategic acquisitions, investments and the repayment of approximately $4.4 million of an existing note and related accrued interest (See Note 10), the maturity of which may be accelerated upon the consummation of this offering.

Related Parties

On July 25, 2007, upon the completion of the Company’s Equity Restructuring, (1) Dr. Schiller, the Company’s CEO, received 22 shares of Series C Preferred Stock and 688 shares of common stock in consideration of the cancellation of his shares of Series A Preferred Stock and related warrants, (2) Lööf Holdings received 11 shares of Series C Preferred Stock and 344 shares of common stock in consideration of the cancellation of its shares of Series A Preferred Stock and related warrants, (3) Integris Funds Ltd. received 1,500 shares of Series C Preferred Stock and 46,875 shares of common stock in consideration of the cancellation of its shares of Series A Preferred Stock and related warrants and (4) Bayshore Merchant Services, Inc. received 2,344 shares of common stock in consideration of the cancellation of its Series B warrants. Lööf Holdings, LLC, is a limited liability company controlled by Mr. Lööf, the Company’s Vice Chairman of the Board of Directors; Bayshore Asset Management, Inc. is an affiliate of Bayshore Merchant Services, Inc., John Bujouves, a member of the company’s board of directors, is the President and a director of Bayshore Asset Management and he is also the Chief Executive Officer of Integris Funds, Ltd.

On May 12, 2006, the Company acquired Safir. Mr. Safir, the former Chairman and Chief Executive Officer of Safir, directly received 203,895 shares of common stock valued at $3,262,000, $3,262,000 in the form of an 8% promissory note, which was paid in June 2006, and $543,720 in the form of a 4% promissory note, which was paid in May 2007. Mr. Safir became the Chief Executive Officer of the Security Investigations and Consulting unit as a result of the transaction.

Employment Agreement

On August 13, 2007, effective as of August 1, 2007, GlobalOptions Group, Inc. (the “Company”) terminated a consulting agreement (the “Consulting Agreement”) and entered into an employment agreement (the “Employment Agreement”) with Jeffrey O. Nyweide, the Company’s Chief Financial Officer, Treasurer, Secretary and Executive Vice President – Corporate Development, which sets forth the terms and provisions governing Mr. Nyweide’s employment with the Company.

The Employment Agreement provides that Mr. Nyweide will report to the Chairman of the Company for an initial term commencing on August 1, 2007 and terminating on January 31, 2010, subject to one year extensions. Under the Employment Agreement Mr. Nyweide’s salary for the remainder of 2007 will be $27,083.33 per month and his annual base salary for 2008 will be $350,000 and 2009 will be $375,000. In addition, Mr. Nyweide shall receive $9,000 per month to help defray his cost of living in New York City. Mr. Nyweide shall also be entitled to annual bonuses payable 50% in cash and 50% in restricted stock subject to vesting according to mutually agreed goals, established by the Company’s Compensation Committee of its Board of Directors.

        The Employment Agreement provides that all options to purchase common stock and the 75,000 shares of restricted stock subject to vesting as described above, granted to Mr. Nyweide pursuant to the Consulting Agreement, shall remain in full force and effect. Upon a change in control of the Company, all such options and restricted stock shall immediately vest, all performance conditions shall deemed to have been met and the exercise term of any stock options will equal the term of such options as originally granted. In addition, the Company has agreed to provide Mr. Nyweide with all employee benefit plans and programs offered by the Company to its senior management, including, but not limited to, 401(k) plans and group life, disability, health, medical and dental insurance plans.

In the event that the Company terminates Mr. Nyweide’s employment with Cause (as defined in the Employment Agreement) or Mr. Nyweide resigns without Good Reason (as defined in the Employment Agreement), the Company’s obligations are limited generally to paying Mr. Nyweide his base salary through the termination date. In the event that the Company terminates Mr. Nyweide’s employment without Cause or Mr. Nyweide resigns with Good Reason, the Company is generally obligated to continue to pay 50% of Mr. Nyweide’s compensation for the remainder of the term of the Employment Agreement and his rights to his options and shares of restricted stock shall be determined in accordance with the plans pursuant to which such options or shares were granted.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

Forward-Looking Statements

Information included or incorporated by reference in this Quarterly Report on Form 10-QSB may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

Overview

We are an integrated provider of risk mitigation and management services to government entities, Fortune 1,000 corporations and high net-worth and high-profile individuals. We enable clients to identify, assess and prevent natural and man-made threats to the well-being of individuals and the operations of governments and corporations. In addition, we assist our clients in recovering from the damages or losses resulting from the occurrence of acts of terror, natural disasters, fraud and other risks. Our vision is to continue to build a comprehensive risk mitigation solutions company through both organic growth and acquisitions. In pursuit of our strategy, we have acquired and integrated eight complementary risk mitigation businesses since August 2005.

We believe our reputation, credentials and personal relationships provide us a competitive advantage in securing new business. Our senior management team and advisory boards have extensive industry backgrounds and include former generals in the military, top government officials and corporate officers, intelligence and law enforcement officers, professional investigators and legal and crisis communications specialists.

We deliver risk mitigation and management services through the following four business units:

•

Preparedness Services develops and implements crisis management and emergency response plans for disaster mitigation, continuity of operations and other emergency management issues for governments, corporations and individuals. Services we provide include preparedness, response and recovery services, threat and impact assessments, business continuity plans and emergency exercises and training programs. The Preparedness Services unit is led by former Federal Emergency Management Agency (FEMA) Director James Lee Witt, General Wesley Clark (ret.) and Rodney Slater, former U.S. Secretary of Transportation.

•

Fraud and Special Investigative Unit (SIU) Services provides investigative surveillance, anti-fraud solutions and business intelligence services to the insurance industry, law firms and multinational organizations. Services we provide include fraud reporting, anti-fraud training, insurance claims investigations, surveillance, background investigations, corporate investigations for liability, on-scene accident investigations and regulatory compliance. The Fraud and SIU Services unit is led by Halsey Fischer, an 18-year industry veteran and former President and Chief Executive Officer of Confidential Business Resources (CBR).provides investigative surveillance, anti-fraud solutions and business intelligence services to the insurance industry, law firms and multinational organizations. This unit is comprised of the following acquired companies: CBR; Hyperion Risk, Inc. (Hyperion Risk); and Facticon.

•

Security Consulting and Investigations delivers specialized security and investigative services to governments, corporations and individuals. Services we provide include forensic DNA analysis, facilities and IT security, litigation support, business intelligence, IT and accounting forensics, executive protection, independent monitoring and regulatory compliance. The Security Consulting and Investigations unit is led by Howard Safir, former New York City Police Commissioner, and Joseph Rosetti, former Director of Worldwide Security at IBM.

•

International Strategies provides multidisciplinary, international risk management and business solutions to foreign and domestic governments, corporations and individuals. Services we provide include crisis management, facilities security, investigations and litigation support, global business intelligence, corporate governance compliance, personal protection and emerging market services. The International Strategies unit is led by Thomas Ondeck, a founder of GlobalOptions.

The following table represents the revenue contribution by each of these three reporting segments as a percentage of our total revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Segment	2006	2007	2006	2007
Preparedness Services	69.1%	30.9%	62.9%	39.4%
Fraud and SIU Services	23.5%	29.3%	31.7%	27.1%
Security Consulting and Investigations	7.4%	39.8%	5.4%	33.5%

Revenues

Principally, we generate our revenues through providing risk mitigation solutions to our clients. For our Preparedness Services and Security Consulting and Investigations engagements, we typically invoice on a time and materials basis. For most of our Fraud and SIU Services engagements, we invoice on a fixed fee basis. We enter into contractual arrangements with most of our clients, on both an exclusive and non-exclusive basis. The duration of our engagements ranges from one week to two or more years. Over half of our revenues are generated from repeat client relationships that we have had for more than one year. In addition to our services, we also generate revenues from the sale of kits and supplies principally used by law enforcement to collect DNA materials. Generally, we must compete in the market for our clients based upon our reputation, service history and relationships. There are limited cases within all of our business segments that we are considered by our clients to be the sole source provider, based principally upon the experience of our personnel or, in the case of Bode and certain DNA investigations, our technical expertise. Our clients consist of government entities, corporations and high net-worth and high-profile individuals. We provide our services domestically through our own employees and through a network of approved subcontractors to achieve scale, geographic coverage or a specialized expertise. Currently, a small portion of our revenues is generated by services provided outside the United States.

Gross Profit

Our gross profit represents our revenues less the costs of revenues incurred to provide services to our clients. The most significant components of our costs of revenues are the costs of our direct labor, our third-party consultants and our reimbursable costs, which principally consist of travel expenses. For the most part, our costs of revenues are variable and based upon the type of services performed or the amount of revenues generated. Where possible, we structure our personnel arrangements to compensate our employees and our consultants on the basis of work performed. This enables us to maintain a variable cost structure and relatively consistent gross margins in our business segments from year to year. The variability in our gross margins results primarily from changes in our client mix. For our DNA analysis business, we incur fixed costs for our equipment and dedicated personnel.

Operating Expenses

Our selling and marketing expenses primarily include salaries and commissions, as well as travel and other expenses, incurred by our employees who are involved in selling and promoting our services. The earnout expenses related to the acquisition of JLWA are also reflected in our selling and marketing expenses. Our general and administrative expenses consist primarily of salaries, bonuses and stock-based compensation for our employees not performing work directly for our clients. Included in general and administrative expenses are corporate support expenses such as legal and professional fees, investor relations, human resources, facilities, telecommunication support services, information technology and salaries for members of our senior management team.

Results of Operations

GlobalOptions’ Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2007

Revenues

We had overall revenues of approximately $17,360,000 for the three months ended June 30, 2006, as compared to revenues of approximately $22,466,000 for the three months ended June 30, 2007, for an overall increase of $5,106,000 or approximately 29.4%. The increase in revenues for the three months ended June 30, 2007 was primarily attributable to our new client account relationships that we obtained through the execution of our acquisition plan.

Preparedness Services revenues were $11,999,000 for the three months ended June 30, 2006, as compared to approximately $6,948,000 for the three months ended June 30, 2007. In the aftermath of Hurricane Katrina, JLWA was retained by the State of Louisiana to provide advice on the State’s overall response and recovery efforts. Subsequently, JLWA was retained to establish and manage the State’s relief program related to Hurricanes Katrina and Rita. The decrease of $5,051,000 was primarily attributable to the decline of revenues from the State of Louisiana. During the three months ended June 30, 2006 we were at the height of our Katrina response efforts and generated Louisiana revenues of $11,122,000. For the three months ended June 30, 2007, the scope of our work narrowed, we transferred certain of our personnel to Louisiana and we were asked to limit the hours worked per day, resulting in $5,940,000 of revenues from the State of Louisiana.

Fraud and SIU Services revenues were $4,077,000 for the three months ended June 30, 2006, as compared to approximately $6,574,000 for the three months ended June 30, 2007. The increase of $2,497,000 was primarily attributable to the expansion of our client base through the acquisitions of Secure Source on May 12, 2006, Hyperion Risk in August 2006 and Facticon on February 28, 2007, including the addition of a significant new third party insurance client, through whom we generated $562,000 of investigation related revenue for the three months ended June 30, 2007.

Security Consulting and Investigations revenues were $1,284,000 for the three months ended June 30, 2006, as compared to $8,944,000 for the three months ended June 30, 2007. The increase of $7,660,000 is attributable to the client base that we acquired in connection with the acquisitions of Safir in May 2006 for security consulting and investigations, On Line Consulting in January 2007 for fire and other building security, and Bode in the end of February 2007 for DNA data banking and investigations. Within the three months ended June 30, 2007, Bode generated total revenues of $4,039,000, with multiple large-scale investigations and data banking projects, including revenues of $630,000 for a project for a major US city.

Gross Profit

Our consolidated gross profit for the three months ended June 30, 2006 and June 30, 2007 was $8,581,000 and $11,014,000 respectively, reflecting gross profit margins of 49.4% and 49.8%, respectively consistent with the variable nature of our cost of revenues. Preparedness Services gross profit was $5,994,000 or 50.0% of this segment’s revenues for the three months ended June 30, 2006, as compared to $2,793,000 or 40.2% of this segment’s revenues for the three months ended June 30, 2007. The reduction in gross profit percentage was attributable to certain price reductions that we provided to Louisiana in order to competitively position ourselves for the contract renewal. Fraud and SIU Services gross profit was $2,012,000 or 49.3% of this segment’s revenues for the three months ended June 30, 2006, as compared to $2,986,000 or 45.4% of this segment’s revenues for the three months ended June 30, 2007. The decrease in margin percentage relates to a change in client mix. Security Consulting and Investigations gross profit was $576,000 or 44.9% of this segment’s revenues for the three months ended June 30, 2006, as compared to $5,234,000 or 58.5% of this segment’s revenues for the three months ended June 30, 2007. The increase in gross profit percentage is attributable to the additional base of security clients that we obtained with our acquisitions of On Line Consulting in January 2007 and Bode at the end of February 2007.

Operating Expenses

Selling and marketing expenses were $2,954,000 or 17.0% of revenues for the three months ended June 30, 2006, as compared to $8,498,000 or 37.8% of revenues for the three months ended June 30, 2007. The increase of $5,544,000 is primarily attributable to the increase in the JLWA acquisition earnout expense of approximately $4,766,000. The substantial increase in earnout expense is due to the acceleration of earnout expense of $6,270,000 incurred in connection with the May 11, 2007 JLWA Modification Agreement. General and administrative expenses were $5,517,000 or 31.8% of revenues for the three months ended June 30, 2006, as compared to $13,331,000 or 59.3% of revenues for the three months ended June 30, 2007. The increase of $7,814,000 is attributable to increased personnel, our 2006 and 2007 acquisitions, legal, accounting and other professional fees incurred in order to fulfill our responsibilities as a public company, costs incurred for our equity restructuring and costs incurred for due diligence related to the execution of our acquisition plan.

Other Income (Expense), Net

One of the primary components of other income (expense), net for the three months ended June 30, 2006 and June 30, 2007 was interest expense. Interest expense was $506,000 for the three months ended June 30, 2006, as compared to $179,000 for the three months ended June 30, 2007. The decrease of $327,000 was attributable to the reduction in the level of debt during 2007.

We also incurred costs in conjunction with notes payable issued on March 10, 2006, May 12, 2006 and June 28, 2006. These costs were capitalized to deferred financing costs, amortized over the term of the related debt and are presented as other income (expense), net. Additionally, in accordance with Emerging Issues Task Force Issue No. 00-27 “Application of Issue 98-5 to Certain Convertible Instruments,” the notes issued on June 28, 2006 were considered to have a beneficial conversion premium feature. For the three and six months ended June 30, 2006, we recorded a debt discount of $6,922,602 related to this conversion premium and we recorded a debt discount of $600,000 as the value of the beneficial conversion feature related to the 8% promissory note issued in conjunction with the acquisition of Safir on May 12, 2006.

The aggregate of $2,695,000 of deferred financing costs, as well as the aggregate of $7,523,000 of deferred debt discounts, were amortized through June 29, 2006, the date the notes were exchanged for our Series B Convertible Preferred Stock.

Deemed Dividends to Series B Convertible Preferred Stockholders

At June 29, 2006, the date of issuance of our Series B Convertible Preferred Stock and related warrants, the fixed conversion price of the Series B Convertible Preferred Stock of $16.00 represented a discount to the market value of our common stock of $17.60 per share. In accordance with EITF 00-27 and EITF 98-5, we determined the relative fair value of the Series B Convertible Preferred Stock and warrants and allocated the proceeds received on a relative fair value basis. Based upon this calculation, the effective conversion price of the Series B Convertible Preferred Stock was determined to be $10.24 per common share, resulting in a beneficial conversion feature for a deemed dividend of $24,413,000 for the three and six months ended June 30, 2006.

GlobalOptions’ Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2007

Revenues

We had overall revenues of approximately $23,595,000 for the six months ended June 30, 2006, as compared to revenues of approximately $43,854,000 for the six months ended June 30, 2007, for an overall increase of $20,259,000 or approximately 85.9%. The increase in revenues for the six months ended June 30, 2007 was primarily attributable to our new client account relationships that we obtained through the execution of our acquisition plan.

Preparedness Services revenues were $14,832,000 for the six months ended June 30, 2006, as compared to approximately $17,263,000 for the six months ended June 30, 2007. The increase of $2,431,000 was primarily attributable to the JLWA operations, which was acquired on March 10, 2006, generating revenues for the full second half of 2007. In the aftermath of Hurricane Katrina, JLWA was retained by the State of Louisiana to provide advice on the state’s overall response and recovery efforts. Subsequently, JLWA was retained to establish and manage the State’s relief program related to Hurricanes Katrina and Rita. The State of Louisiana represented $13,499,000 for the six months ended June 30, 2006, as compared to $14,026,000 of revenues for the six months ended June 30, 2007.

Fraud and SIU Services revenues were $7,479,000 for the six months ended June 30, 2006, as compared to approximately $11,864,000 for the six months ended June 30, 2007. The increase of $4,385,000 was primarily attributable to the expansion of our client base through the acquisitions of Hyperion Risk in August 2006 and Facticon on February 28, 2007, including the addition of a significant new third party administrator client, through whom we generated $1,059,000 of investigation related revenue for the six months ended June 30, 2007.

Security Consulting and Investigations revenues were $1,284,000 for the six months ended June 30, 2006, as compared to $14,727,000 for the six months ended June 30, 2007. The increase of $13,443,000 was attributable to the client base that we acquired in connection with the acquisitions of Safir in May 2006 for security consulting and investigations, Secure Source in May 2006 for international risk mitigation and executive protection, On Line Consulting in January 2007 for fire and other building security, and Bode in the end of February 2007 for data banking and DNA investigations. Within the six months ended June 30, 2007, we generated revenues of $889,000 pursuant a DNA investigation project for a major US city.

Gross Profit

Our consolidated gross profit for the six months ended June 30, 2006 and June 30, 2007 was $11,472,000 and $20,872,000, reflecting gross profit margins of 48.6% and 47.6%, respectively, consistent with the variable nature of our cost of revenues. Preparedness Services gross profit was $7,408,000 or 49.9% of this segment’s revenues for the six months ended June 30, 2006, as compared to $7,770,000 or 45.0% of this segment’s revenues for the six months ended June 30, 2007. The reduction in gross profit percentage was attributable to certain price reductions that we provided to Louisiana in order to competitively position ourselves for the 2007 contract renewal. Fraud and SIU Services gross profit was $3,488,000 or 46.6% of this segment’s revenues for the six months ended June 30, 2006, as compared to $5,374,000 or 45.3% of this segment’s revenues for the six months ended June 30, 2007. Security Consulting and Investigations gross profit was $576,000 or 44.9% of this segment’s revenues for the six months ended June 30, 2006, as compared to $7,728,000 or 52.5% of this segment’s revenues for June 30, 2007 the increase in gross profit percentage due to a favorable margin on certain clients.

Operating Expenses

Selling and marketing expenses were $3,768,000 or 16% of revenues for the six months ended June 30, 2006, as compared to $10,883,000 or 24.8% of revenues for the six months ended June 30, 2007. The increase of $7,115,000 is primarily attributable to the increase in the JLWA acquisition earnout expense of approximately $5,490,000. The substantial increase in earnout expense is due to the acceleration of earnout expense of $6,330,000 incurred in connection with the May 11, 2007 JLWA Modification Agreement. General and administrative expenses were $8,644,000 or 36.6% of revenues for the six months ended June 30, 2006, as compared to $23,620,000 or 53.9% of revenues for the six months ended June 30, 2007. The increase of $14,976,000 is attributable to increased personnel, our 2006 and 2007 acquisitions, legal, accounting and other professional fees incurred in order to fulfill our responsibilities as a public company, costs incurred for our equity restructuring and costs incurred for due diligence related to the execution of our acquisition plan.

Other Income (Expense), Net

Interest expense was $607,000 for the six months ended June 30, 2006, as compared to $205,000 for the six months ended June 30, 2007. The decrease of $402,000 was attributable to the reduction in the level of debt during 2007.

We also incurred costs in conjunction with notes payable issued on March 10, 2006, May 12, 2006 and June 28, 2006. These costs were capitalized to deferred financing costs, amortized over the term of the related debt and are presented as other income (expense), net. Additionally, in accordance with Emerging Issues Task Force Issue No. 00-27 “Application of Issue 98-5 to Certain Convertible Instruments,” the notes issued on June 28, 2006 were considered to have a beneficial conversion premium feature. For the six months ended June 30, 2006, we recorded a debt discount of $6,922,602 related to this conversion premium and we recorded a debt discount of $600,000 as the value of the beneficial conversion feature related to the 8% promissory note issued in conjunction with the acquisition of Safir on May 12, 2006.

The aggregate of $2,695,000 of deferred financing costs, as well as the aggregate $7,523,000 of deferred debt discounts, were amortized through June 29, 2006, the date the notes were exchanged for our Series B Convertible Preferred Stock.

Deemed Dividends to Series B Convertible Preferred Stockholders

At June 29, 2006, the date of issuance of our Series B Convertible Preferred Stock and related warrants, the fixed conversion price of the Series B Convertible Preferred Stock of $16.00 represented a discount to the market value of our common stock of $17.60 per share. In accordance with EITF 00-27 and EITF 98-5, we determined the relative fair value of the Series B Convertible Preferred Stock and warrants and allocated the proceeds received on a relative fair value basis. Based upon this calculation, the effective conversion price of the Series B Convertible Preferred Stock was determined to be $10.24 per common share, resulting in a beneficial conversion feature for a deemed dividend of $24,413,000 for the three and six months ended June 30, 2006.

Liquidity and Capital Resources

For the Six Months Ended June 30, 2007

We had cash and cash equivalent balances of approximately $2,016,000 as of June 30, 2007.

Cash used in operating activities was approximately $3,120,000 and $8,588,000 for the six months ended June 30, 2006 and 2007, respectively. The use of funds in operations is primarily due to our net losses in 2006 and 2007, reduced by charges for non-cash items included in the operating losses, offset by the use of funds in financing accounts receivable. For the six months ended June 30, 2006 and 2007, our net losses were approximately $11,748,000 and $13,484,000, respectively. For the six months ended June 30, 2006 and 2007, the non-cash charges included amounts for depreciation and amortization of approximately $704,000 and $1,861,000, and charges for stock-based compensation of approximately $1,549,000 and $1,738,000, respectively. In addition, for the six months ended June 30, 2006 and 2007, we utilized cash in funding working capital primarily to fund an increase in accounts receivable of $7,592,000 and $10,660,000, offset by increases in amounts due for the JLWA earnout of $2,242,000 and $7,732,000, respectively.

Cash used in investing activities for the six months ended June 30, 2007 was $15,053,000, of which approximately $14,490,000 related to our acquisitions of On Line Consulting, Bode and Facticon.

On January 9, 2007, we purchased substantially all of the business and assets of On Line Consulting to expand our Security Consulting and Investigations segment. Consideration for this transaction totaled $2,896,000 consisting of $974,000 of cash paid, 84,375 shares of common stock valued for purposes of the acquisition at $16.00 per share and the issuance of promissory notes for $417,000 due January 9, 2008 and $141,000 due January 9, 2009 and an amount due to seller of $14,000 to be paid prior to September 1, 2007.

On February 28, 2007, we acquired all of the outstanding stock of Bode to expand our Security Consulting and Investigations segment. Consideration for this transaction totaled $12.5 million in cash, paid at closing. The purchase price is subject to certain purchase price adjustments.

On February 28, 2007, we acquired substantially all of the business and assets of Facticon to expand our Fraud and SIU Services segment. Consideration for this transaction totaled $2,800,000, consisting of $1,400,000 in cash and 87,500 shares of common stock valued for purposes of the acquisition at $16.00 per share.

Financing activities provided net funds of approximately $35,073,000 and $4,125,000 for the six months ended June 30, 2006 and 2007, respectively. The cash provided for the six months ended June 30, 2006 is primarily due to the proceeds from convertible notes payable of $45,050,000, less repayment of notes payable of $7,500,000. The net cash provided for the six months ended June 30, 2007 is primarily due to proceeds from the line of credit of $7,489,000, less repayment of notes payable of $3,412,000.

On May 11, 2007, we entered into the JLWA Modification Agreement with the JLWA Sellers. Under the modification, we agreed to make additional payments in the form of cash, promissory notes and common stock to the JLWA Sellers in exchange for eliminating the earnout provisions of the asset purchase agreement, which provided for a maximum additional payout of $15,400,000. The additional payments under the JLWA Modification Agreement consist of (i) a cash payment of $2,000,000, which was paid on May 14, 2007, (ii) a promissory note in the principal amount of $4,500,000, accruing interest at 5.65% per annum, due on January 15, 2008, subject to a 5% penalty fee if not paid on that due date, (iii) 300,000 shares of common stock to be issued on January 15, 2008, which will be registered prior to issuance, and (iv) a promissory note in the principal amount of $4,300,000, accruing interest at 11.0% per annum, due on August 11, 2008. The JLWA Sellers may request acceleration of the $4,300,000 promissory note upon the consummation of a Qualified Public Offering or any other qualified capital raise. Further, in connection with the execution of the JLWA Modification Agreement, we executed an amendment of the employment and non-competition agreement with Mr. Witt. Under the terms of the amendment, upon his voluntary termination of employment without good reason, Mr. Witt would be obligated to reimburse us in an amount equal to (i) 25% of the number of shares issued to the JLWA Sellers within 12 months prior to such termination and (ii) 25% of the base salary of Mr. Witt paid within 12 months prior to such termination.

As of June 30, 2007, our net borrowings were $7,489,000 under our line of credit, leaving an amount available to draw of $7,511,000. On May 14, 2007, the financial institution that provides our line of credit increased the amount available under the line of credit to $15,000,000. Pursuant to the agreement, we granted the financial institution a security interest in, and pledged and assigned to the financial institution, substantially all of the current and future acquired personal property of GlobalOptions, Inc. Furthermore, we reaffirmed our unconditional guaranty originally made on March 8, 2006. Pursuant to the reaffirmation, we acknowledged that our guaranty of the loan provided to GlobalOptions, Inc. and the corresponding grant of a security interest in all of its property apply to the subject financial institution’s loan agreements and any other agreements, assignments or instruments relating to such indebtedness. In connection with the modification, Bode entered into an intellectual property security agreement with the financial institution pursuant to which Bode granted the financial institution a security interest in all of its rights, title and interests in, to and under its intellectual property.

We are seeking to raise approximately $30,000,000 through an underwritten public offering of our common stock for which we filed a registration statement on Form SB-2 (File Number 333-145053) with the Securities and Exchange Commission. We intend to use the net proceeds from this offering for working capital and general corporate purposes and potentially for strategic acquisitions, investments and the repayment of approximately $4.4 million of an existing note and related accrued interest, the maturity of which may be accelerated upon the consummation of this offering.

We historically have met our operating cash needs by using borrowings under our line of credit arrangement and through private placements of equity and debt securities. At June 30, 2007, we had working capital of approximately $13,118,000. We currently believe that cash on hand, our operating improvements that we believe will result in cash flows from operations and our available borrowings (approximately $7,500,000 at June 30, 2007) under our line of credit facility will be sufficient to finance our operations through June 30, 2008.

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

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are more fully described in our “Notes to Consolidated Financial Statements” as of and for the year ended December 31, 2006, included within our Form 10-KSB. Some of our accounting policies require the application of significant judgment by management in the preparation of the consolidated financial statements and, as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. We have identified certain of our accounting policies as the ones that are most important to the portrayal of our consolidated financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies include the following:

Revenue Recognition and Related Costs

For investigation, crisis management and non-DNA related security services, revenue is earned on a time and materials basis or under fixed price arrangements and is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue related to fixed price arrangements is recognized based upon the achievement of certain milestones or progress points within the project plan. The impact of any revision in estimated total revenue and direct contract costs is recognized in the period in which it becomes known. Expenses incurred by professional staff in the generation of revenue are billed to the client and recorded as revenue when incurred.

For DNA related revenues in our Security Consulting and Investigations segment, revenue is recognized when it is realized or realizable and earned. We consider revenue realized or realizable and earned when we have persuasive evidence that an agreement exists, prices are fixed or determinable, services and products are provided to the client and collectibility is reasonably assured. We reduce revenue for estimated discounts and other allowances. Security Consulting and Investigations’ DNA related revenues are derived from the following sources: (1) forensic DNA analysis; (2) research and development projects; and (3) sales of DNA collection products. We recognize revenues from forensic DNA analysis at the time tests are completed and the results are reported to the client. Revenues from research and development projects are recognized as the related research is completed and when we have satisfied specific obligations under the terms of the respective agreements. Revenues from the sales of DNA collection products are recognized upon delivery of the products to the client. Forensic DNA analysis is billed on a per sample fixed fee arrangement. Research and development projects are billed on a cost plus fixed fee arrangement. Costs incurred in the performance of forensic DNA analysis are recorded as inventories and charged to cost of revenues upon the completion of the project, which generally ranges from one to three months. Costs related to research and development projects are expensed as incurred and costs related to DNA collection products are maintained as inventory and charged to operations when the products are delivered.

Intangible Assets, Goodwill and Impairment

In accordance with the requirements of Statement of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations,” we recognize certain intangible assets acquired in acquisitions, primarily goodwill, trade names, covenants not to compete and client relationships. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” on a regular basis, we perform impairment analysis of the carrying value of goodwill and certain other intangible assets by assessing the recoverability when there are indications of potential impairment based on estimates of undiscounted future cash flows.

At December 31, 2006, we engaged an outside valuation specialist to assist with the evaluation of goodwill. We performed our annual impairment tests of goodwill for our reporting segments: Preparedness Services, Fraud and SIU Services and Security Consulting and Investigations, as required under SFAS No. 142. As a result of these tests, we determined that the remaining amount of goodwill recorded in connection with two of the three reporting segments was impaired or not fully recoverable, as the current performance and future expectations did not support the carrying value of goodwill for these reporting segments. The impairment affects Fraud and SIU Services and Security Consulting and Investigations. As a result, we recorded a $3,029,000 impairment charge for the year ended December 31, 2006 of which approximately $1,135,000 is for Fraud and SIU Services and $1,894,000 is for Security Consulting and Investigations.

Allowance for Doubtful Accounts

The number of clients that comprise our client base, along with the different industries and geographic regions, including foreign countries, in which our clients operate, limits concentrations of credit risk with respect to accounts receivable. We do not generally require collateral or other security to support client receivables, although we do require retainers, up-front deposits or irrevocable letters of credit in certain situations. We have established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific clients and past collections history. Credit losses have been within management’s expectations.

Stock-Based Compensation

We account for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (SFAS 123R) and the Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services” (EITF 96-18) which require that such equity instruments be recorded at their fair value on the measurement date, which is typically the date the services are performed. Stock-based compensation for non-employees is accounted for under EITF 96-18 and is reflected within general and administrative expenses.

We account for equity instruments issued to employees in accordance with the provisions of SFAS 123R.

We recognize compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets” (SFAS 156), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes —an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact that the adoption of SFAS No. 157 will have on our consolidated financial position results of operations and financial condition.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 (SAB 108) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006, and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We are currently evaluating the expected effect of SFAS 159 on our consolidated financial statements and are currently not yet in a position to determine its effects.

Item 3.	Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls

As of the period covered by this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) concluded that as of the end of the period covered by this quarterly report on Form 10-QSB our disclosure controls and procedures were not effective.

Officers’ Certifications

Appearing as exhibits to this quarterly report are “Certifications” of the PEO and the PFO. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the quarterly report contains information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the PEO and PFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

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

Remediation of Material Weaknesses and Significant Deficiencies

During the three months ended June 30, 2007, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly closing process, the hiring of additional qualified financial accounting personnel, the investment in integrated general software applications, and realignment of certain financial responsibilities to achieve stronger segregation of financial duties. We intend to expand our accounting staff and continue to further strengthen our controls and procedures regarding the closing process. There is no assurance that this effort will be adequate.

Changes in Internal Control Over Financial Reporting

Other than expressly noted above in this Item 3, there were no significant changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

Other Information

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Employment Agreement

On August 13, 2007, effective as of August 1, 2007, GlobalOptions Group, Inc. (the “Company”) terminated a consulting agreement (the “Consulting Agreement”) and entered into an employment agreement (the “Employment Agreement”) with Jeffrey O. Nyweide, the Company’s Chief Financial Officer, Treasurer, Secretary and Executive Vice President – Corporate Development, which sets forth the terms and provisions governing Mr. Nyweide’s employment with the Company. A copy of the Employment Agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference. The following summary of the Employment Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the actual text of such agreement.

The Employment Agreement provides that Mr. Nyweide will report to the Chairman of the Company for an initial term commencing on August 1, 2007 and terminating on January 31, 2010, subject to one year extensions. Under the Employment Agreement Mr. Nyweide’s salary for the remainder of 2007 will be $27,083.33 per month and his annual base salary for 2008 will be $350,000 and 2009 will be $375,000. In addition, Mr. Nyweide shall receive $9,000 per month to help defray his cost of living in New York City. Mr. Nyweide shall also be entitled to annual bonuses payable 50% in cash and 50% in restricted stock subject to vesting according to mutually agreed goals, established by the Company’s Compensation Committee of its Board of Directors.

The Employment Agreement provides that all options to purchase common stock and the 75,000 shares of restricted stock subject to vesting as described above, granted to Mr. Nyweide pursuant to the Consulting Agreement, shall remain in full force and effect. Upon a change in control of the Company, all such options and restricted stock shall immediately vest, all performance conditions shall deemed to have been met and the exercise term of any stock options will equal the term of such options as originally granted. In addition, the Company has agreed to provide Mr. Nyweide with all employee benefit plans and programs offered by the Company to its senior management, including, but not limited to, 401(k) plans and group life, disability, health, medical and dental insurance plans.

In the event that the Company terminates Mr. Nyweide’s employment with Cause (as defined in the Employment Agreement) or Mr. Nyweide resigns without Good Reason (as defined in the Employment Agreement), the Company’s obligations are limited generally to paying Mr. Nyweide his base salary through the termination date. In the event that the Company terminates Mr. Nyweide’s employment without Cause or Mr. Nyweide resigns with Good Reason, the Company is generally obligated to continue to pay 50% of Mr. Nyweide’s compensation for the remainder of the term of the Employment Agreement and his rights to his options and shares of restricted stock shall be determined in accordance with the plans pursuant to which such options or shares were granted.

Item 6.	Exhibits.

The exhibits listed in the following Exhibit Index are filed as part of this Report.

Exhibit No.	Description
10.1	Employment Agreement, Jeffrey O. Nyweide

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement - Jeffrey O. Nyweide

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALOPTIONS GROUP, INC.

Dated: August 14, 2007	By:	/s/ Harvey W. Schiller
Harvey W. Schiller
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2007	By:	/s/ Jeffrey O. Nyweide
Jeffrey O. Nyweide
Chief Financial Officer, Executive Vice President, Corporate Development and Secretary (Principal Financial Officer and Principal Accounting Officer)