Form 10QSB
period 2007-09-30
GlobalOptions Group, Inc.
filed 2007-11-14
CIK 1294649

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission file number: 001-33700

GLOBALOPTIONS GROUP, INC
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	30-0342273
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

75 Rockefeller Plaza, 27th Floor New York, New York 10019 (Address of Principal Executive Offices) (212) 445-6262
(Issuer’s Telephone Number, Including Area Code)

___________________________________________________________________
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

As of November 9, 2007, there were 9,660,269 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Form 10-QSB
September 30, 2007

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet
September 30, 2007
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$2,981,224
Accounts receivable, net of allowance for doubtful accounts of $3,889,465	28,859,673
Inventories	2,732,781
Prepaid expenses and other current assets	790,078

Total current assets	35,363,756

Property and equipment, net	5,226,386
Intangible assets, net	7,199,200
Goodwill	24,108,834
Deferred offering costs	241,634
Security deposits and other assets	575,490

Total assets	$72,715,300

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$7,828,237
Obligation to issue common stock	2,160,000
Notes payable	9,591,513
Accounts payable	5,043,339
Deferred revenues	406,021
Accrued compensation and related benefits	4,413,819
Other current liabilities	1,940,988

Total current liabilities	31,383,917

Long term liabilities:
Notes payable, less current portion	394,310
Deferred rent obligations	312,287
Total long term liabilities	706,597

Total liabilities	32,090,514

Commitments

Stockholders' equity:
Preferred stock, $0.001 par value, 14,840,000 shares authorized, no shares issued or outstanding	-
Series C convertible preferred stock, voting, $0.001 par value, 60,000 shares authorized, 59,400 shares issued and outstanding, liquidation preference $59,400,000	59
Series D convertible preferred stock, voting, $0.001 par value, 100,000 shares authorized, 19,706.52 shares issued and outstanding, liquidation preference $20	20
Common stock, $0.001 par value; 100,000,000 shares authorized; 3,619,102 shares issued and outstanding	3,619
Additional paid-in capital	83,696,360
Accumulated deficit	(43,075,272)

Total stockholders' equity	40,624,786

Total liabilities and stockholders' equity	$72,715,300

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues	$21,017,262	$21,574,144	$44,611,876	$65,428,567

Cost of revenues	10,738,102	11,479,069	22,860,911	35,833,363
Gross profit	10,279,160	10,095,075	21,750,965	29,595,204

Operating expenses:

Selling and marketing	2,585,236	1,357,436	6,353,441	12,257,688

General and administrative	7,882,643	13,143,126	16,526,627	35,374,002

Total operating expenses	10,467,879	14,500,562	22,880,068	47,631,690

Loss from operations	(188,719)	(4,405,487)	(1,129,103)	(18,036,486)

Other income (expense):

Interest income	193,980	15,702	210,517	267,673

Interest expense	(21,347)	(540,141)	(628,397)	(745,222)

Other income	-	-	-	100,000

Amortization of debt discounts	-	-	(7,522,602)	-

Amortization of deferred financing costs	-	-	(2,694,500)	-

Other expense, net	172,633	(524,439)	(10,634,982)	(377,549)

Net loss	(16,086)	(4,929,926)	(11,764,085)	(18,414,035)

Deemed dividends to Series B convertible
preferred stockholders	-	-	(24,413,362)	-

Net loss applicable to common stockholders	$(16,086)	$(4,929,926)	$(36,177,447)	$(18,414,035)

Basic and diluted net loss per share	$(0.01)	$(1.45)	$(17.25)	$(6.21)

Weighted average number of common shares
outstanding - basic and diluted	2,361,915	3,406,520	2,097,292	2,963,709

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2007
(Unaudited)

			Series A Convertible		Series B Convertible		Series C Convertible		Series D Convertible		Additional
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2007	2,678,059	$2,678	6,380	$6	53,073	$53	-	$-	-	$-	$78,557,545	$(24,661,237)	$53,899,045

Fractional shares of common stock issued in connection with reverse split	42	-	-	-	-	-	-	-	-	-	-	-	-

Adjustment to Series B Convertible Preferred shares outstanding	-	-	-	-	(3)	-	-	-	-	-	-	-	-

Issuance of common stock in connection with the purchase of On Line Consulting	84,375	84	-	-	-	-	-	-	-	-	1,349,916	-	1,350,000

Issuance of common stock in connection with purchase of Facticon	87,500	87	-	-	-	-	-	-	-	-	1,399,913	-	1,400,000

Exercise of stock options	88,236	88	-	-	-	-	-	-	-	-	47,912	-	48,000

Cashless exercise of stock options	39,706	40	-	-	-	-	-	-	-	-	(317,684)	-	(317,644)

Stock issued to employees pursuant to 2006 Long-Term Incentive Plan	3,471	4	-	-	-	-	-	-	-	-	41,648	-	41,652

Stock issued to consultants for services	3,823	4	-	-	-	-	-	-	-	-	67,496	-	67,500

Stock based compensation - restricted stock vested	-	-	-	-	-	-	-	-	-	-	543,496	-	543,496

Amortization of consultant stock option costs	-	-	-	-	-	-	-	-	-	-	53,666	-	53,666

Amortization of employee stock options costs	-	-	-	-	-	-	-	-	-	-	1,953,106	-	1,953,106

Issuance of common stock in connection with the conversion of shares of Series A Convertible Preferred Stock	3,125	3	(50)	-	-	-	-	-	-	-	(3)	-	-

Equity restructuring (See Note 13)	630,765	631	(6,330)	(6)	(53,070)	(53)	59,400	59	19,706.52	20	(651)	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(18,414,035)	(18,414,035)

Balance, September 30, 2007	3,619,102	$3,619	-	$-	-	$-	59,400	$59	19,706.52	$20	$83,696,360	$(43,075,272)	$40,624,786

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2007
Cash flows from operating activities:

Net loss	$(11,764,085)	$(18,414,035)

Adjustments to reconcile net loss to net cash used in operating activities:

Provision for bad debts	187,532	1,991,556

Depreciation and amortization	1,356,707	2,916,559

Deferred rent	191,611	(20,870)

Amortization of debt discounts	7,522,602	-

Amortization of deferred financing costs	2,694,500	-

Impairment of intangible asset	115,778	-

Stock-based compensation	2,043,092	2,659,420

Changes in operating assets:

Accounts receivable	(10,596,219)	(4,662,850)

Inventories	-	(103,392)

Prepaid expenses and other current assets	(299,550)	(60,343)

Security deposits and other assets	102,511	(261,045)

Changes in operating liabilities:

Accounts payable	1,179,620	(85,500)

Deferred revenues	(79,741)	259,324

Accrued compensation and related benefits	1,556,507	1,249,101

Due to former stockholder of CBR	(426,462)	-

Due to former members of JLWA for earnout	4,075,272	7,732,015

Other current liabilities	411,178	(634,502)

Total adjustments	10,034,938	10,979,473

Net cash used in operating activities	(1,729,147)	(7,434,562)

Cash flows from investing activities:

Purchases of property and equipment	(77,195)	(1,020,430)

Purchase of client lists	(65,000)	-

Acquisition of On Line Consulting	-	(987,840)

Acquisition of Facticon	-	(1,300,000)

Acquisition of Bode, less cash acquired of $284,251	-	(12,215,749)

Acquisition of JLWA	(6,003,540)	-

Acquisition of Safir, less cash acquired of $447,115	(1,693,534)	-

Acquisition Hyperion Risk	(2,281,626)	-

Net cash used in investing activities	(10,120,895)	(15,524,019)

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2007
Cash flows from financing activities:

Net (repayments of) proceeds from line of credit	$(543,453)	$7,828,237

Proceeds from convertible notes payable	45,050,000	-

Repayment of convertible notes payable	(8,105,519)	-

Repayment of notes payable	(819,132)	(3,402,996)

Proceeds from exercise of stock options	-	48,000

Deferred financing costs	(1,933,500)	-

Deferred offering costs	-	(66,817)

Net cash provided by financing activities	33,648,396	4,406,424

Net increase (decrease) in cash and cash equivalents	21,798,354	(18,552,157)

Cash and cash equivalents - beginning of period	528,602	21,533,381

Cash and cash equivalents - end of period	$22,326,956	$2,981,224

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$100,131	$558,224

Supplemental disclosures of non-cash investing and financing activities:

Common stock issued upon conversion of Series A convertible prefered stock	$648	$3

Issuance of common stock ($631), Series C ($59) and Series D ($20) convertible preferred stock in equity restructuring	$-	$710

Issuance of Series B convertible preferred stock upon exchange of convertible notes payable and accrued interest	$46,150,731	$-

Accrual of deferred offering costs	$-	$174,817

Common stock issued ($40) and witholding tax accrued ($317,644) in connection with a cashless exercise of stock options	$-	$317,684

Deferred financing costs incurred through the issuance of convertible notes payable	$761,000	$-

Obligation to issue common stock and notes payable issued to fund JLWA earnout liability	$-	$12,960,000

Supplemental non-cash investing and financing activity - acquisition of JLWA:
Assets acquired and liabilities assumed:
Current assets	$4,345,154	$-
Property and equipment	185,235	-
Intangible assets	4,930,000	-
Goodwill recognized on purchase business combination	883,766	-
Security deposits and prepaid expenses	99,892	-
Accounts payable, accrued expenses and deferred revenues	(2,040,507)	-

Total purchase price	8,403,540	-

Less: Cash paid to acquire JLWA	(6,003,540)	-
Non-cash consideration to seller	$2,400,000	$-

Non-cash consideration, consisted of:
Common stock issued to acquire JLWA	$2,000,000	$-
Note payable issued to seller	400,000	-
Total non-cash consideration	$2,400,000	$-

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2007
Supplemental non-cash investing and financial activity - acquisition of Hyperion Risk:
Assets acquired and liabilities assumed:
Current assets	$631,653	$-
Property and equipment	60,958	-
Intangible assets	687,690	-
Goodwill recognized on purchase business combination	2,963,894	-
Other assets	14,100	-
Accounts payable, accrued expenses and deferred revenues	(576,669)	-

Total purchase price	3,781,626	-

Less: Cash acquired	(79,952)	-
Less: Cash paid to acquire Hyperion Risk	(2,201,674)	-
Non-cash consideration to seller	$1,500,000	$-

Non-cash consideration consisted of:
Common stock issued to acquire Hyperion Risk	1,500,000	-
Total non-cash consideration	$1,500,000	$-

Supplemental non-cash investing and financing activity - acquisition of Safir:
Assets acquired and liabilities assumed:
Current assets	$2,852,888	$-
Property and equipment	180,906	-
Intangible assets	1,770,000	-
Goodwill recognized on purchase business combination	11,534,765	-
Security deposits and prepaid expenses	156,525	-
Accounts payable, accrued expenses and deferred revenues	(1,179,435)	-

Total purchase price	15,315,649	-

Less: Cash acquired	(447,115)
Less: Cash paid to acquire Safir	(1,493,534)	-
Less: Cash paid as finders fee	(200,000)	-
Non-cash consideration to seller	$13,175,000	$-

Non-cash consideration consisted of:
Common stock issued to acquire Safir	$6,000,000	$-
Common stock issued as finders fee	175,000	-
Note payable issued to seller	7,000,000	-
Total non-cash consideration	$13,175,000	$-

Supplemental non-cash investing and financing activity - acquisition of Secure Source:
Assets acquired and liabilities assumed:
Property and equipment	$101,459	$-
Intangible assets	1,111,000	-
Goodwill recognized on purchase business combination	2,070,366	-
Other assets	1,795	-
Accounts payable, accrued expenses and deferred revenues	(72,120)	-

Non-cash consideration to seller	$3,212,500	$-

Non-cash consideration consisted of:
Common stock issued to acquire Secure Source	$500,000	$-
Note payable issued to seller	2,712,000	-
Total non-cash consideration	$3,212,500	$-

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2007
Supplemental non-cash investing and financing activity - acquisition of On Line Consulting:
Assets acquired and liabilities assumed:
Property and equipment	$-	$96,589
Intangible assets	-	1,199,000
Goodwill recognized on purchase business combination	-	1,844,329
Accounts payable, accrued expenses and deferred revenues	-	(198,361)
Other current liabilities		(45,717)

Total purchase price	-	2,895,840

Less: Cash paid to acquire On Line Consulting	-	(974,100)
Non-cash consideration to seller	$-	$1,921,740

Non-cash consideration consisted of:
Common stock issued to acquire On Line Consulting	$-	$1,350,000
Amount due to seller	-	13,740
Notes payable issued to seller	-	558,000
Total non-cash consideration	$-	$1,921,740

Supplemental non-cash investing and financing activity - acquisition of Bode:
Assets acquired and liabilities assumed:
Accounts receivable	$-	$5,510,441
Inventories	-	2,629,389
Other current assets (including cash of $284,251)	-	560,372
Property and equipment	-	4,133,338
Intangible assets	-	310,000
Goodwill recognized on purchase business combination	-	1,267,063
Accounts payable, accrued expenses and deferred rent obligations	-	(1,218,790)

Total purchase price	-	13,191,813

Less: Cash acquired	-	(284,251)
Less: Cash paid to acquire Bode	-	(12,215,749)
Non-cash consideration to seller	$-	$691,813

Amount due to seller	$-	$691,813
Total non-cash consideration	$-	$691,813

Supplemental non-cash investing and financing activity - acquisition of Facticon:
Assets acquired and liabilities assumed:
Accounts receivable	$-	$759,147
Property and equipment	-	34,000
Intangible assets	-	120,000
Goodwill recognized on purchase business combination	-	2,420,181
Accounts payable, accrued expenses and deferred revenues	-	(533,328)

Total purchase price	-	2,800,000
	-
Less: Cash paid to acquire Facticon	-	(1,300,000)
Non-cash consideration to seller	$-	$1,500,000

Non-cash consideration consisted of :
Note payable issued to seller	$-	$100,000
Common stock issued to acquire Facticon	-	1,400,000
Total non-cash consideration	$-	$1,500,000

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

On February 28, 2007, GlobalOptions Group purchased the common stock of The Bode Technology Group, Inc. ("Bode"). Bode is a leading provider of forensic DNA analysis and proprietary DNA collection tools, based in Lorton, Virginia (See Note 4).

On February 28, 2007, GlobalOptions Group acquired substantially all of the business and assets of Facticon, Inc. (“Facticon”). Facticon is a surveillance, investigative and business intelligence firm based in Chadds Ford, Pennsylvania (See Note 4).

On March 6, 2007 the Company executed a 1 for 8 reverse stock split and began trading under the symbol GOPG.OB. Accordingly, all share and per share information has been adjusted within this report for the three and nine months ended September 30, 2007.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB filed on April 2, 2007 for the year ended December 31, 2006.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.  Summary of Significant Accounting Policies, continued

Deferred Offering Costs

Costs incurred in connection with the Company’s underwritten public offering have been capitalized to deferred offering costs. Upon the closing of the offering, these costs were charged against the proceeds of the issuance (See Note 18).

Research and Development

Costs incurred for research and product development, including salaries and related personnel costs, fees paid to consultants and outside service providers, material costs for prototypes and test units, are expensed as incurred. In addition, the Company recognizes research and development expenses in the period incurred and in accordance with the specific contractual performance terms of such research agreements. Costs incurred in obtaining technology licenses and development of software are charged to research and development expense if the technology licensed or the software has not reached technological feasibility. For the three and nine months ended September 30, 2006 and 2007, there were no research and development costs.

Income Taxes

The Company accounts for income taxes using the liability method as required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company establishes a valuation allowance for deferred tax assets. The Company was not required to provide for a provision for income taxes for the three and nine months ended September 30, 2006 and 2007, respectively, as a result of losses incurred during these periods.

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements as of January 1, 2007. The evaluation was performed for the tax years ended December 31, 2006, 2005, 2004 and 2003 which remain subject to examination for federal, state, and local income tax purposes by various taxing authorities as of September 30, 2007.

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

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding, as adjusted, during the years presented. Common stock equivalents, consisting of stock options, warrants and Series A and B, C and D convertible preferred stock were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.  The basic weighted average number of shares was reduced for non-vested restricted stock awards and contingently returnable escrowed shares issued in connection with acquisitions, and was increased for non-contingent shares to be issued in connection with the JLWA modification agreement (See Note 10). Potentially dilutive securities of 1,033,101 and 1,210,864 realizable from the exercise of options as well as 6,519,615 and 5,276,406 securities issuable upon the conversion of convertible preferred stock at September 30, 2006 and 2007, respectively, as well as restricted securities of 175,000 at September 30, 2007 and contingently returnable shares of 86,759 and 167,865 at September 30, 2006 and 2007, respectively, have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

Reclassifications

Certain prior period statements of operations amounts have been reclassified in order to conform to the current period presentations.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.  Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial position results of operations and financial condition.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Acquisitions

Acquisition of On Line Consulting

On January 9, 2007, GlobalOptions Group purchased substantially all of the business and assets of On Line Consulting, a full service security and fire alarm consulting and design firm based in Oakland, California. The acquisition was made pursuant to a certain Asset Purchase Agreement dated January 9, 2007 (the “On Line Consulting Agreement”) between GlobalOptions Group and On Line Consulting. The aggregate purchase price for On Line Consulting’s business and assets was approximately $2,896,000 plus the assumption of certain liabilities, and consisted of $1,546,000 in cash and 84,375 shares of common stock of GlobalOptions Group valued at $16.00 per share for a total value of $1,350,000. At closing, the Company paid $750,000 of the cash portion of the purchase price, and issued promissory notes for $417,000 due January 9, 2008, and $141,000 due January 9, 2009. On March 23, 2007, the Company paid cash of $224,000, and recorded an obligation of $14,000, which was paid on August 29, 2007. Further, at closing, the Company delivered to the seller 46,875 shares of GlobalOptions common stock, with 37,500 shares which were held in escrow and to be delivered to the seller, 18,750 shares on January 9, 2008, and 18,750 shares on January 9, 2009, respectively.

All of the promissory notes issued in connection with the acquisition of On Line Consulting bear no stated interest rate. The promissory note obligations were discounted at a market interest rate of 6% per annum and are recorded at their discounted values, reflecting discounts of $33,000 and $9,000 for the notes due January 9, 2008 and 2009, respectively. The interest amortized for the three and nine months ended September 30, 2007 were $11,154 and $24,744, respectively.

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

The Company collected On Line Consulting’s accounts receivable in the amount of $63,000, the obligations for which have been included in other current liabilities at September 30, 2007.

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

The results of operations for On Line Consulting for the period from January 10, 2007 to September 30, 2007, are reflected in the Company’s results for the three and nine months ended September 30, 2007 in the accompanying condensed consolidated statements of operations.

 Acquisition of Bode

 On February 28, 2007, the Company acquired the common stock of Bode. Bode provides forensic DNA analysis, proprietary DNA collection products, and related research services to law enforcement agencies, federal and state governments, crime laboratories and disaster management organizations and is based in Lorton, Virginia. Bode was a wholly-owned subsidiary of ChoicePoint Inc., a Georgia corporation ("ChoicePoint"). The acquisition was made pursuant to a certain Stock Purchase Agreement, dated February 28, 2007 (the "Bode Agreement"), between ChoicePoint Government Services Inc., ChoicePoint and the Company. On March 8, 2007, Bode was reincorporated in the state of Delaware. On September 26, 2007, the Company finalized the working capital adjustment in connection with the acquisition of Bode in the amount of $691,813, resulting in an as adjusted total purchase price of $13,191,813. This adjustment amount was recorded as additional goodwill and was paid on October 1, 2007.

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

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade names	10 years
Developed technology	5 years

The following details the allocation of the purchase price for the acquisition of Bode:

Fair Value
Cash and cash equivalents	$284,251
Accounts receivable	5,510,441
Inventories	2,629,389
Other current assets	276,121
Property and equipment	4,133,338
Intangible asset - trade names	200,000
Intangible asset - development technology	110,000
Accounts payable	(545,401)
Deferred rent obligations	(94,399)
Accrued expenses	(578,990)

Net fair values assigned to assets acquired and
liabilities assumed	11,924,750
Goodwill	1,267,063
Total purchase price in cash	$13,191,813

The following represents a summary of the purchase price consideration:

Cash	$12,500,000
Amount due to seller	691,813
Total purchase price consideration	$13,191,813

The results of operations for Bode for the period from March 1, 2007 to September 30, 2007, are reflected in the Company’s results for the three and nine months ended September 30, 2007 in the accompanying condensed consolidated statements of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Acquisition of Facticon

On February 28, 2007, GlobalOptions Group purchased substantially all of the business and assets of Facticon, Inc.   Facticon is a surveillance, investigative and business intelligence firm located in Chadds Ford, Pennsylvania.

The acquisition was made pursuant to a certain Asset Purchase Agreement, dated February 28, 2007 (the "Facticon Agreement"), between GlobalOptions Group and Facticon. The aggregate purchase price paid was $2,800,000, which consisted of $1,400,000 in cash and 87,500 shares of common stock in GlobalOptions Group, valued at $1,400,000 and the assumption of certain liabilities. Of the total purchase price, $1,300,000 of the cash portion and $1,000,000 of the stock portion have been placed into an escrow account and pursuant to the escrow agreement (“Facticon Escrow Agreement”) shall be disbursed in satisfaction of the claims of certain tax jurisdictions and creditors of the seller. The Facticon Agreement further provides after one year from closing, the sellers’ delivery of audited financial statements acceptable to the Company, pursuant to the terms of Facticon Agreement and the release of certain tax liens deemed acceptable to the Company, then escrowed cash funds and common stock not paid out of escrow in satisfaction of claims, shall be released to seller.

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

The results of operations for Facticon for the period from March 1, 2007 to September 30, 2007, are reflected in the Company’s results for the three and nine months ended September 30, 2007 in the accompanying condensed consolidated statements of operations.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues	$26,742,614	$21,574,144	$74,838,411	$68,620,323
Net loss	$(10,409,938)	$(4,929,926)	$(46,751,778)	$(20,208,206)

Pro-forma basic and diluted net loss per common share	$(4.20)	$(1.45)	$(19.25)	$(6.81)

Pro-forma weighted average common shares outstanding - basic and diluted	2,476,319	3,406,520	2,428,242	2,966,191

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Inventories

Inventories consisted of the following as of September 30, 2007:

Raw materials	$1,278,596
Work in progress - DNA analysis	864,563
Finished goods	845,622
2,988,781
Less: reserves for obsolescence	(256,000)
Inventories, net	$2,732,781

6. Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of amounts related to the 2006 acquisitions, consisting of JLWA, Safir, Secure Source and Hyperion Risk, and the 2007 acquisitions, consisting of On Line Consulting, Bode and Facticon. Intangible assets at September 30, 2007 consisted of the following:

	Amount	Weighted Average Amortization Period
Trade names	$2,820,000	8.8
Developed technology	439,690	3.1
Non-compete agreements	1,499,222	3.0
Client relationships	6,510,000	4.2
	11,268,912
Less: accumulated amortization	(4,069,712)
Intangible assets, net	$7,199,200

The estimated amortization of amortizable intangible assets for the five years ending September 30, 2012 is as follows:

For the Years Ending September 30,	Total	Trade Names	Developed Technology	Non-Compete Agreements	Client Relationships
2008	$2,581,950	$351,000	$140,832	$475,412	$1,614,706
2009	1,710,342	351,000	61,957	252,761	1,044,624
2010	904,958	348,940	22,015	5,442	528,561
2011	674,146	300,874	22,015	-	351,257
2012	383,736	221,838	9,041	-	152,857
Totals	$6,255,132	$1,573,652	$255,860	$733,615	$3,692,005

The Company recorded amortization expense related to the acquired amortizable intangibles of $586,000 and $1,350,000 for the three and nine months ended September 30, 2006, and $656,000 and $2,060,000 during the three and nine months ended September 30, 2007, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Intangible Assets and Goodwill, continued

Goodwill

A summary of goodwill as of September 30, 2007 and for the nine months then ended is as follows:

	Preparedness Services	Fraud and SIU Services	Security Consulting and Investigations	Total
Balance as of January 1, 2007	$883,183	$8,053,082	$9,640,996	$18,577,261
Acquisition of On Line Consulting	-	-	1,844,329	1,844,329
Acquisition of Bode	-	-	1,267,063	1,267,063
Acquisition of Facticon	-	2,420,181	-	2,420,181
Balance as of September 30, 2007	$883,183	$10,473,263	$12,752,388	$24,108,834

7.  Property and Equipment

 At September 30, 2007, property and equipment is comprised of the following:

Computer equipment and software	$2,318,251
Laboratory equipment	1,091,991
Furniture and fixtures	761,176
Vehicles	162,029
Leasehold improvements	2,333,864
6,667,311
Less: accumulated depreciation and amortization	(1,440,925)
Property and equipment, net	$5,226,386

Depreciation and amortization of property and equipment for the three and nine months ended September 30, 2006 was $67,000 and $144,000, respectively, and for the three and nine months ended September 30, 2007 was $400,000 and $856,000, respectively. Included in property and equipment at September 30, 2007 are vehicles and equipment held under capital leases with a net book value of $67,000.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.  Accrued Compensation and Related Benefits

At September 30, 2007, accrued compensation and related benefits is comprised of the following:

Accrued bonuses	$1,806,438
Accrued payroll and commissions	1,599,465
Accrued employee benefits	1,007,916

Total accrued compensation and related benefits	$4,413,819

9.  Line of Credit

On May 14, 2007, the financial institution that provides the Company’s line of credit increased the amount available under the line of credit to $15,000,000. Pursuant to the agreement, the Company granted the financial institution a security interest in, and pledged and assigned to the financial institution, substantially all of the current and future acquired personal property of GlobalOptions, Inc. Furthermore, the Company reaffirmed its unconditional guaranty originally made on March 8, 2006. Pursuant to the reaffirmation, the Company acknowledged that its guaranty of the loan provided to GlobalOptions, Inc. and the corresponding grant of a security interest in all of its property apply to the subject financial institution’s loan agreements and any other agreements, assignments or instruments relating to such indebtedness. In connection with the modification, Bode entered into an intellectual property security agreement with the financial institution pursuant to which Bode granted the financial institution a security interest in all of its rights, title and interests in, to and under its intellectual property, which consisted principally of patents. In connection with this line of credit, the Company must satisfy certain liquidity and earnings financial covenants. The interest rate on the line of credit at September 30, 2007 was 9.25%. The balance under the line of credit is $7,828,237 at September 30, 2007 leaving an amount available to draw of approximately $7,172,000. On October 29, 2007, the Company borrowed $5,400,000 under the line for the pre-payment of the JLWA $4,500,000 promissory note, pre-payment premium and accrued interest, and such amount which was borrowed under the line of credit was subsequently repaid (See Note 10 and Note 18).

10. Due to Former Members of JLWA for Earnout and JLWA Modification Agreement

On May 11, 2007, the Company reached an agreement with the former owners of JLWA (the “JLWA Sellers”) to enter into a second amendment to the January 13, 2006 JLWA asset purchase agreement, which was amended on February 28, 2006 (the “JLWA Modification Agreement”). Under the JLWA Modification Agreement, the Company agreed to make additional payments in the form of cash, promissory notes and common stock to the JLWA Sellers in exchange for eliminating the earnout provisions of the asset purchase agreement, which provided for a maximum additional payout of $15,400,000. The additional payments under the JLWA Modification Agreement consist of (i) a cash payment of $2,000,000, which was paid on May 14, 2007, (ii) a $4,500,000 promissory note accruing interest at 5.65% per annum, due on January 15, 2008, subject to a 5% penalty fee if not paid on that due date, (iii) 300,000 shares of common stock to be issued on January 15, 2008, which will be registered prior to issuance, and (iv) a $4,300,000 promissory note accruing interest at 11.0% per annum, due on August 11, 2008. The JLWA Sellers had the right to request acceleration of the $4,300,000 promissory note upon the consummation of a public offering.

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

The JLWA Modification Agreement resulted in $12,960,000 of non-contingent consideration, of which approximately $6,630,000 was deemed as earnout accrued through May 10, 2007 and $6,330,000 was deemed to be accelerated earnout expense. Earnout expense under the JLWA Agreement (as amended) was $2,327,272 and $4,075,272 for the three and nine months ended September 30, 2006, respectively and $0 and $7,732,000 for the three and nine months ended September 30, 2007.

11. Notes Payable

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

On May 11, 2007, under the JLWA Modification Agreement (see Note 10), the Company agreed to make additional payments in the form of cash, promissory notes and common stock to the JLWA Sellers. The additional payments under the JLWA Modification Agreement include, but are not limited to, (i)  a $4,500,000 promissory note accruing interest at 5.65% per annum, due on January 15, 2008, subject to a 5% penalty fee if not paid on that due date, and (ii) a $4,300,000 promissory note accruing interest at 11.0% per annum, due on August 11, 2008.

During the nine months ended September 30, 2007, the Company paid $280,295 in full satisfaction of the note payable to the former owners of Safir for the Safir acquisition.

At September 30, 2007, notes payable consisted of the following:

Note payable to seller for Secure Source Acquisition	$	$ 500,000
Note payable to seller for Facticon Acquisition (See Note 4)		100,000
Notes payable to seller for On Line Consulting Acquisition (See Note 4)		585,823
Notes payable - JLWA Modification Agreement (See Note 10)		8,800,000
Total		9,985,823
Less - current portion		9,591,513
Long-term portion		$394,310

The scheduled maturities of notes payable are shown in the following table:

For the Years
Ending September 30,	Amount
2008	$9,591,513
2009	394,310
Total	$9,985,823

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

On August 13, 2007, effective as of August 1, 2007, GlobalOptions Group, Inc. (the “Company”) terminated a consulting agreement (the “Consulting Agreement”) and entered into an employment agreement (the “Employment Agreement”) with Jeffrey O. Nyweide, the Company’s Chief Financial Officer, Treasurer, Secretary and Executive Vice President - Corporate Development, which sets forth the terms and provisions governing Mr. Nyweide’s employment with the Company.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Commitments, continued

Operating Leases

On July 19, 2007, the Company entered into an agreement to lease 15,294 rentable square feet of office space in Washington, D.C, which replaces the Company’s expiring Washington D.C. office lease. The lease is expected to commence on January 1, 2008 and expire on September 30, 2015. The Company has the option to extend the lease for an additional five years. Rent payments have been abated during the first nine months of the lease.

Through the acquisition of On Line Consulting (See Note 4), the Company assumed the operating lease for office space located in Oakland, California.   The lease is for approximately $5,000 per month and extends through September 2011.

Through the acquisition of Bode (See Note 4), the Company assumed the operating lease, located in Lorton, Virginia.   The lease is for approximately $59,000 per month and has a remaining term through August 2016.

In connection with the acquisitions of CBR, JLWA, Safir, Secure Source, Hyperion Risk, On Line Consulting and Bode, GlobalOptions assumed the obligations for various office leases. Such lease obligations expire at various dates through August 2016.

Future minimum lease payments under these and all of the Company’s operating leases for office space are as follows:

For the Year Ending September 30,
2008	$2,493,000
2009	2,786,000
2010	2,741,000
2011	2,590,000
2012	2,122,000
Thereafter	6,605,000
Total	$19,337,000

Rent expense charged to operations amounted to approximately $465,000 and $959,000, respectively, for the three and nine months ended September 30, 2006, and was approximately $903,000 and $2,208,000 for the three and nine months ended September 30, 2007, respectively.

The terms of certain of the Company’s lease obligations provide for scheduled escalations in the monthly rent. In accordance with SFAS No. 13, “Accounting for Leases,” the non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent obligations of $312,287 represents the long term unamortized rent adjustment amount at September 30, 2007 and is reflected as deferred rent obligations in the condensed consolidated balance sheet. In addition, the current portion of deferred rent is $56,681 at September 30, 2007 and is reflected within other current liabilities in the condensed consolidated balance sheet.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.  Commitments, continued

Advisory Agreements

On June 12, 2007, the Company entered into an agreement with Burnham Hill Partners (“BHP”), a division of Pali Capital, Inc., to provide financial advisory services relating to the Equity Restructuring (see Note 13). In connection with this agreement, on July 26, 2007, the Company paid BHP a fee of $200,000.

On August 17, 2007, the Company entered into a financial advisory agreement with BHP to provide general advisory services including, but not limited to, identifying strategic transactions and providing capital market advice. The agreement commenced on September 1, 2007 and is for a term of four months and provides for compensation of $50,000 per month.

  13.   Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2007, the Company issued 3,125, shares of common stock in connection with the conversion of 50 shares of Series A Convertible Preferred Stock.

On January 1, 2007, under the 2006 Long Term Incentive Plan, the Company issued 3,471 shares of common stock with a value of $41,652 to various employees.

During the nine months ended September 30, 2007, the Company issued 88,236 shares of common stock in connection with the exercise of stock options resulting in proceeds of $48,000.

During the nine months ended September 30, 2007, the Company issued 39,706 shares of common stock in connection with the cashless exercise of 110,294 options. Additional paid-in capital was charged $317,644 to reflect the impact of the shares that were not issued in order to satisfy payroll withholding tax obligations.

The Company issued common stock in connection with the acquisitions of On Line Consulting and Facticon (See Note 4).

Pursuant to a stock purchase agreement dated, March 1, 2007, the Company issued 850 shares of common stock to Verus International Group valued at $15,000, 1,699 shares of common stock to Athorn, Clark and Partners, Inc. valued at $30,000 and 1,274 shares of common stock to Lippert/Heilshorn and Associates, Inc. valued at $22,500 in connection with services provided to the Company.

Warrants (Series B-1 and Series B-2)

During the nine months ended September 30, 2007, as a result of adjustments with regard to anti-dilution protection, the number of outstanding Series B-2 warrants was increased from 1,160,906 to 1,185,872, and the warrant exercise price was reduced from $22.48 to $ 22.32.

On July 25, 2007, these warrants were eliminated in connection with the Equity Restructuring.

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

In summary, as a result of the Equity Restructuring, (i) 6,330 shares of Series A Convertible Preferred Stock, (ii) 53,070 shares of Series B Convertible Preferred Stock and (iii) warrants to purchase an aggregate of 2,913,041 shares of common stock have been restructured into (x) 630,765 shares of common stock, (y) 59,400 shares of Series C Convertible Preferred Stock and (z) 19,706.52 shares of Series D Convertible Preferred Stock. On July 26, 2007, the Company filed certificates with the Secretary of the State of Delaware eliminating the Series A and B Convertible Preferred Stock.

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

FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Although the registration rights agreement provides for the payment of liquidated damages under certain conditions, due to various factors, including the good filing history of the Company relating to the requirement by the Company to file the registration statement, to have the registration statement declared effective and remain effective, the imposition of a registration rights liquidated damages liability was deemed to be not probable and therefore non-accruable.

Series C Convertible Preferred Stock

On July 25, 2007, the Company filed a certificate of designation with the State of Delaware authorizing the designation of a total of 60,000 shares of Series C Convertible Preferred Stock (See Note 18).

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

Automatic Conversion

The Series C Convertible Preferred Stock will automatically convert into common stock upon the consummation of a Qualified Public Offering. In the event a holder of Series C Convertible Preferred Stock is prohibited from converting into common stock under this provision due to the 4.99% beneficial ownership limitation discussed below, the excess portion of the Series C Convertible Preferred Stock will be converted into Series D Convertible Preferred Stock on a one-for-one basis. Participants in the Equity Restructuring who elected to receive solely Series D Convertible Preferred Stock in lieu of shares of common stock they would have otherwise received may also elect to receive solely Series D Convertible Preferred Stock upon any optional, mandatory or automatic conversion of the Series C Convertible Preferred Stock (See Note 18).

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

Nasdaq Capital Market Listing

On September 21, 2007, the Company was approved for listing on the Nasdaq Capital Market and on September 26, 2007, commenced trading on Nasdaq under the symbol “GLOI”.

14. Stock Options

2006 Long-Term Incentive Plan

During the three and nine months ended September 30, 2007, in connection with expected performance under a bonus program for senior executives, stock-based compensation of $297,401 and $543,496, respectively, was recognized for the estimated pro rata vesting of restricted stock. Of the nine month amount, $390,911 is associated with the amortization over the derived service period of the $1,303,037 grant date value, as derived by a third party valuation firm, of a restricted stock award that is based on the achievement of certain common stock market price milestones. The remaining nine month amount of $152,585 is associated with the amortization over the service period of the probable outcome at each reporting date of a restricted stock award that is based on the achievement of certain performance criteria.

Stock-Based Compensation

On November 18, 2005, the Company granted an option Mr. Jeffrey Nyweide, the Company’s Chief Financial Officer, who served pursuant to a consulting agreement through July 31, 2007, to purchase 62,500 shares of common stock at $20.00 per share. This option has a term of five years, is non-forteitable and vests over three years. This option was initially valued at approximately $867,000 utilizing the Black-Scholes option pricing model and was amortized to stock-based compensation over the three year vesting period, through July 31, 2007, in accordance with Emerging Issues Task Force pronouncement No. 96-18—“Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). On a quarterly basis, the Company adjusted the unvested value on a mark-to-market basis, and the cumulative effect of the adjustment amount on amortization is reflected in current period amortization. During the three and nine months ended September 30, 2007, ($4,212) and ($2,591) was credited to stock-based compensation expense under EITF 96-18 related to this option and recorded within general and administrative expenses.

On June 12, 2006 the Company granted Mr. Nyweide an option to purchase 62,500 shares at $17.60 per share. This option has a term of five years, is non-forfeitable, vests over three years, and was initially valued at approximately $779,000, utilizing the Black-Scholes option pricing model. The value of the option was amortized to stock-based compensation over the three year vesting period, through July 31, 2007, in accordance with Emerging Issues Task Force pronouncement No. 96-18 - “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). On a quarterly basis, the Company adjusted the unvested value of these options on a mark-to-market basis, and the cumulative effect of the adjustment amount on amortization has been reflected in current period amortization. For the three and nine months ended September 30, 2006, ($2,184) and $9,373 was amortized to stock based compensation under EITF 96-18 related to this option.

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

Stock-Based Compensation, continued

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

Effective August 1, 2007, the Company terminated its consulting agreement and entered into an employment agreement with Mr. Nyweide. The unvested portion of Mr. Nyweide’s options as of August 1, 2007 was valued at $125,447 and $143,381 respectively, and is being amortized to stock based compensation expense over the remaining vesting periods in accordance with SFAS 123R due to his change in status from consultant to employee. During the three months ended September 30, 2007, $28,932 was amortized to stock based compensation under SFAS 123R related to these options.

On September 28, 2007, the Company granted, in the aggregate, options for the purchase of 300,000 shares of its common stock at an exercise price of $7.24 to the Chief Executive Officers of the Preparedness Services Unit, the Fraud and SIU Services Unit, and the Security Consulting and Investigations Unit. The options were granted under the 2006 Long Term Incentive plan, and have a value of approximately $1,526,000. The options have a five year term, and vest ratably upon the first second and third anniversaries of the date of grant.

At September 30, 2007, the unamortized value of employee stock options under SFAS 123R was approximately $5,193,000. The unamortized portion will be expensed over a weighted average period of 1.82 years. For the three and nine months ended September 30, 2006 costs of approximately $646,000 and $1,627,000, respectively, and for the three and nine months ended September 30, 2007, approximately $548,000 and $1,953,000 were recognized in connection with the vesting of these employee stock options.

Stock-based compensation for non-employees accounted for under EITF 96-18 was approximately $316,000 and $884,000, and approximately $8,000 and $54,000, respectively, for the three and nine months ended September 30, 2006 and 2007, respectively, and is reflected within general and administrative expenses.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Stock Options, continued

Stock-Based Compensation, continued

The fair value of each option grant during the three months and nine months ended September 30, 2006 and 2007 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
Dividend yield	0%	0%	0%	0%
Expected volatility	87%	87%	87%	87%
Risk-free interest rate	4.8%	4.2%	4.9%	4.34%
Expected lives	5 years	5 years	5 years	5 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology for the three and nine months ended September 30, 2006 was $10.88 and $12.16 and for the three and nine months ended September 30, 2007 was $5.09 and $6.05.

A summary of options outstanding for the nine months ended September 30, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price
Options outstanding at January 1, 2007	1,030,628	$13.67

Granted	460,321	8.60
Exercised	(198,530)	2.91
Forfeited	(81,555)	10.64

Options outstanding at September 30, 2007	1,210,864	$13.71

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14. Stock Options, continued

Stock-Based Compensation

A summary of the Company’s stock options outstanding and exercisable at September 30, 2007 is presented in the table below:

									Total
Option Exercise Price Range	$4.80	$5.44	$ $	6.80 - 7.24	$ $	10.80 - 12.00	$ $	16.00 - 20.00

Outstanding	18,644	57,507		307,353		156,571		670,789	1,210,864

Weighted average remaining contractual life of options outstanding (in years)	1.3	2.5		4.9		4.4		3.4

Exercisable	18,644	38,461		7,353		21,563		272,629	358,650

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

The following tables summarize financial information (in thousands) about the Company’s business segments for the three and nine months ended September 30, 2006 and 2007.

	For the Three Months Ended September 30, 2006
	Preparedness Services	Fraud and SIU Services	Security Consulting and Investigations	Corporate	Consolidated
Revenues	$12,561	$5,701	$2,755	$-	$21,017
Income (Loss) from Operations	$845	$(804)	$(230)	$-	$(189)
Depreciation and Amortization	$372	$175	$106	$-	$653
Interest Expense	$-	$-	$-	$21	$21

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.   Segment Data, continued

	For the Three Months Ended September 30, 2007
	Preparedness Services		Fraud and SIU Services	Security Consulting and Investigations	Corporate	Consolidated
Revenues		$6,769	$6,384	$8,421	$-	$21,574
Loss from Operations	$	(401)	$(2,102)	$(1,902)	$-	$(4,405)
Depreciation and Amortization		$313	$251	$492	$-	$1,056
Interest Expense		$-	$-	$-	$540	$540

	For the Nine Months Ended September 30, 2006
	Preparedness Services	Fraud and SIU Services	Security Consulting and Investigations	Corporate	Consolidated
Revenues	$27,392	$13,180	$4,040	$-	$44,612
Income (Loss) from Operations	$2,088	$(2,699)	$(518)	$-	$(1,129)
Depreciation and Amortization	$696	$493	$168	$-	$1,357
Interest Expense	$-	$-	$-	$628	$628
Amortization of Debt Discounts on Convertible Notes Payable	$-	$-	$-	$7,523	$7,523
Amortization of Deferred Financing Costs	$-	$-	$-	$2,695	$2,695

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15. Segment Data, continued

	For the Nine Months Ended September 30, 2007
	Preparedness Services	Fraud and SIU Services	Security Consulting and Investigations	Corporate	Consolidated
Revenues	$24,032	$18,249	$23,148	$-	$65,429
Loss from Operations	$(7,262)	$(6,203)	$(4,571)	$-	$(18,036)
Depreciation and Amortization	$930	$861	$1,126	$-	$2,917
Interest Expense	$-	$-	$-	$745	$745

16. Major Clients

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. For the three and nine months ended September 30, 2006, the Company’s largest client accounted for approximately 52% and 57% of total revenues, which was work performed under a government contract and the Company’s second largest client accounted for approximately 9% and 11% of total revenues. For the three and nine months ended September 30, 2007, the Company’s two largest clients accounted for approximately 27% and 32% for the largest account and 9% and 8% for the second largest account, respectively, of the Company’s revenues. The Company’s largest and second largest clients operate within the Preparedness Services and Fraud and SIU Services segments, respectively.

For the three and nine months ended September 30, 2006, government contract clients represented 57% and 58% of the Company’s net revenues, the most significant of which for the three and nine months ended September 30, 2006, represented 95% and 94% of the Company’s net revenue within Preparedness Service segment. For the three and nine months ended September 30, 2007, 50% and 42%, respectively, of the Company’s net revenues, the most significant of which for the three and nine months ended September 30, 2007, represented 96% and 98% of the Company’s net revenues within the Preparedness Services segment.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

17.  Related Party Transactions

The Company had a rental agreement with the QuanStar Group which expired during 2006. The Company incurred rent expense with the QuanStar Group for the Company’s administrative headquarters of approximately $0 and $27,100 for the three and nine months ended September 30, 2006, respectively. Harvey Schiller, Ph.D., the Company’s Chairman and Chief Executive Officer, is a partner in the QuanStar Group. Per Olof Lööf, the Company’s Vice Chairman of the Board is a former partner in the QuanStar Group.

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

18. Subsequent Events

Underwritten Public Offering

On October 29, 2007, the Company completed an underwritten public offering of 4,500,000 shares of its common stock receiving approximately $20.25 million in gross proceeds and, resulting in $18.2 million in net proceeds. In addition, the underwriters have an option for 30 days to purchase up to an additional 675,000 shares of common stock to cover any over-allotments. The Company also registered approximately 8,000,000 shares of common stock for resale by existing stockholders under this registration statement.

The Company used a portion of the net proceeds from the underwritten public offering to repay certain indebtedness and related accrued interest and intends to use the balance of the net proceeds for working capital, general corporate purposes, and potentially for strategic acquisitions and investments.

In connection with this underwritten public offering, the Company entered into an October 29, 2007 agreement with Canaccord Adams Inc. and Morgan Keegan & Company, Inc., as underwriters, who were paid aggregate fees of $1,418,000.

The underwriters for the offering have a 30-day over-allotment option to purchase up to an additional 675,000 shares of common stock from GlobalOptions at the offering price pf $4.50 per share.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

18. Subsequent Events, continued

Conversion of Series C Convertible Preferred Stock

Upon the closing of the underwritten public offering on October 29, 2007, the then outstanding 59,400 shares of Series C Convertible Preferred stock automatically converted into 1,541,167 shares of common stock and 36,282.8 shares of Series D Convertible Preferred Stock, which are convertible into 2,418,975 shares of common stock, subject to the 4.99% beneficial ownership cap.

Modification to the Line of Credit Agreement

On November 6, 2007, GlobalOptions entered into an amendment to the agreement with the financial institution that provides the line of credit. The amendment increased to $20,000,000 the amount available under the line of credit and modified certain liquidity and financial earnings covenants.

Amendments to Articles of Incorporation

On November 8, 2007, GlobalOptions filed a certificate with the Secretary of the State of Delaware eliminating all matters related to their Series C Convertible Preferred Stock. All formerly outstanding shares were converted to GlobalOptions Common Stock and in some cases Series D Convertible Preferred Stock.

JLWA Modification Agreement

On October 20, 2007, the Company reached an agreement with the JLWA Sellers under which the JLWA Sellers agreed to the prepayment of the principal and accrued interest on a $4.5 million promissory note, originally due on January 15, 2008, that the Company had issued to them pursuant to the terms of the JLWA Modification Agreement. In connection with this acceleration, on October 29, 2007, the Company made a negotiated prepayment premium of $800,000 to compensate the JLWA Sellers for, among other things, foregone interest and the cost of accelerated tax payments. The Company borrowed approximately $5.4 million from its line of credit to fund these payments, plus interest of $121,475, prior to the completion of the underwritten public offering (See Note 9).

On October 29, 2007, pursuant to the terms of the JLWA Modification Agreement, the JLWA Sellers requested acceleration of the $4,300,000 promissory note, plus interest of $38,103, in connection with the October 29, 2007 completion of the Company’s underwritten public offering (see Notes 10 and 11).

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

Overview

We are an integrated provider of risk mitigation and management services to government entities, Fortune 1,000 corporations and high net-worth and high-profile individuals. We enable clients to identify, assess and prevent natural and man-made threats to the well-being of individuals and the operations of governments and corporations. In addition, we assist our clients in recovering from the damages or losses resulting from the occurrence of acts of terror, natural disasters, fraud and other risks. Our vision is to continue to build a comprehensive risk mitigation solutions company through both organic growth and acquisitions. In pursuit of our strategy, we have acquired and integrated eight complementary risk mitigation businesses since August 2005 that contributed an aggregate $21.1 million and $63.4 million in revenues to our business during the three and nine months ended September 30, 2007 and an aggregate $20.0 million and $41.8 million during the three and nine months ended September 30, 2006.

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

•
Fraud and Special Investigative Unit (SIU) Services provides investigative surveillance, anti-fraud solutions and business intelligence services to the insurance industry, law firms and multinational organizations. Services we provide include fraud reporting, anti-fraud training, insurance claims investigations, surveillance, background investigations, corporate investigations for liability, on-scene accident investigations and regulatory compliance. The Fraud and SIU Services unit is led by Halsey Fischer, an 18-year industry veteran and former President and Chief Executive Officer of Confidential Business Resources (CBR).

•

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

Our Preparedness Services, Fraud and SIU Services, and Security Consulting and Investigations units represent our three financial reporting segments. Our International Strategies business unit, on the basis of its relative materiality, is included in our Fraud and SIU Services segment.

The following table represents the revenue contribution by each of these three reporting segments as a percentage of our total revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Segment	2006	2007	2006	2007
Preparedness Services	59.8%	31.4%	61.4%	36.7%
Fraud and SIU Services	27.1	29.6	29.5	27.9
Security Consulting and Investigations	13.1	39.0	9.1	35.4
	100.0%	100.0%	100.0%	100.0%

Growth Strategy

Our strategy to grow our business includes the following:

•
Leverage Our Relationships and Expertise. Since our industry relies heavily on reputation and trust, we believe our senior management team’s and advisory boards’ experience and relationships will help us gain access to an increasing number of opportunities.

•
Cross-sell and Integrate Businesses. We intend to continue our aggressive efforts to integrate the operations of companies we have acquired and will acquire, providing the framework necessary for our senior managers to focus on identifying, prospecting and winning new opportunities across all business units.

•
Selectively Acquire Companies. We will continue to pursue complementary acquisitions of companies that enable us to increase our share of those markets in which we already operate and to enter new markets and service segments.

•	Develop New Solutions. We will continue to develop and seek solutions to meet unique client and dynamic market segment needs by expanding and bundling our product and service offerings.

•
Expand Internationally. We believe international markets provide a substantial opportunity for growth given the increasing risks that businesses and governments face around the world. We expect that by expanding our offerings to other countries we will also enhance our ability to compete in the United States for the business of global organizations.

Corporate Developments

Nasdaq Capital Market Listing

Our common stock has been approved for listing on the Nasdaq Capital Market as of September 21, 2007 and, on September 26, 2007, commenced trading on Nasdaq under the symbol “GLOI.”

State of Louisiana Contract

Following on the success of our post-Katrina response and recovery contract, in September 2007, the State of Louisiana awarded us a two-year contract, with the State’s option for a third year, to be the lead provider of relief and recovery efforts related to all Louisiana disasters. Under this new contract, the State of Louisiana has chosen to expand our role to be the State’s lead disaster advisor and recovery manager. We will continue to provide recovery relief in the aftermath of Hurricanes Katrina and Rita, and will also provide these same services for other new and/or pre-existing disasters. In our enhanced role, we will provide programmatic and policy advice on FEMA and will assist with the development and dissemination of Louisiana’s disaster-related policies and procedures.

The contract renewal process, which coincided with a request by the State to bring in more contractors and locally-hired personnel, took more time than expected to complete. As a result, we expect our 2007 revenues will be adversely affected, as we anticipate a portion of the revenues we expected to recognize in 2007 under this contract will be delayed until 2008.

Recent Acquisitions

In January 2007, we acquired On Line Consulting Services (On Line Consulting) to expand our Security Consulting and Investigations unit. The addition of On Line Consulting provides us with a full-service security and fire alarm consulting and design firm.

In February 2007, we acquired The Bode Technology Group, Inc. (Bode) to expand our Security Consulting and Investigations unit. The addition of Bode gives us the ability to provide forensic DNA analysis, proprietary DNA collection products and related research services to law enforcement agencies, federal and state governments, crime laboratories and disaster management organizations.

In February 2007, we acquired Facticon, Inc. (Facticon) to expand our Fraud and SIU Services unit. The addition of Facticon provides us with additional surveillance, investigative and business intelligence capabilities.

Equity Restructuring

On July 25, 2007, we eliminated all of our outstanding Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and warrants in an equity restructuring (Equity Restructuring).

As a result of the Equity Restructuring, all formerly outstanding Series A and B Convertible Preferred Stock and warrants convertible into 6,625,562 shares of common stock were restructured into a total of 5,904,556 shares, consisting of (1) newly-created Series C and D Preferred Stock convertible into 5,273,791 shares and (2) 630,765 shares of common stock. Each share of Series C and D Preferred Stock is convertible into 66.67 shares of common stock. The Series C Preferred Stock automatically converted into common stock upon consummation of the October 29, 2007 underwritten public offering (see Underwritten Public Offering below).

As part of the Equity Restructuring, holders of our Series A Preferred Stock and Series B Preferred Stock received, in consideration of the cancellation of those shares and all of their warrants:

•	one share of Series C Preferred Stock for each share of their Series A Preferred Stock and Series B Preferred Stock; and

•	31.25 shares of common stock for each share of their Series A Preferred Stock and Series B Preferred Stock.

In addition, all other warrant holders received, in consideration of the cancellation of their warrants, 0.2 shares of common stock for each share subject to those warrants.

In addition, to minimize the impact of concentrated voting power, a limited number of holders, whose receipt of common stock in the Equity Restructuring would have caused them to beneficially own in excess of 4.99% of our outstanding common stock, received shares of Series D Preferred Stock in lieu of shares of common stock. Similarly, some of these holders received one share of Series D Preferred Stock upon the automatic conversion of each share of their Series C Preferred Stock upon the consummation of the underwritten public offering. The Series D Preferred Stock is non-voting, has a nominal $0.001 per share liquidation preference and is convertible into common stock to the extent that a holder’s beneficial ownership of our common tock falls below the 4.99% threshold.

As required by a registration rights agreement with the participants in the Equity Restructuring, on October 24, 2007 we registered for resale a total of 5,904,556 shares of our common stock issued or issuable upon the completion of the Equity Restructuring, the automatic conversion of the Series C Preferred Stock and the conversion of the Series D Preferred Stock. All of the holders who participated in the Equity Restructuring agreed to not sell any shares of common stock or securities convertible into common stock for a period of 90 days after the final prospectus related to the underwritten public offering.

JLWA Note Prepayment

On October 20, 2007, we reached an agreement with the former owners (JLWA Sellers) of James Lee Witt Associates, LLC (JLWA) under which the JLWA Sellers agreed to the prepayment of the principal and accrued interest on a $4.5 million promissory note, originally due on January 15, 2008, that we had issued to them in partial payment of the purchase price for our acquisition of JLWA. In connection with this acceleration, we will make a negotiated prepayment premium of $800,000 to compensate the JLWA Sellers for, among other things, foregone interest and the cost of accelerated tax payments. We borrowed approximately $5.4 million from our line of credit in order to fund these payments immediately prior to the completion of the underwritten public offering. In this document, we refer to this transaction as the JLWA Note Prepayment.

Underwritten Public Offering

On October 29, 2007, the Company completed an underwritten public offering of 4,500,000 shares of its common stock receiving approximately $20.25 million in gross proceeds or $18.2 million in net proceeds. In addition, the underwriters have an option for 30 days to purchase up to an additional 675,000 shares of common stock to cover any over-allotments. The Company also registered approximately 8,000,000 shares of common stock (including the 5,904,556 shares in connection with our Equity Restructuring) for resale by existing stockholders under a registration statement.

The Company used a portion of the net proceeds from the proposed underwritten public offering to repay $4.3 million of notes and $38,000 of related accrued interest and intends to use the balance of the net proceeds for working capital, general corporate purposes, and potentially for strategic acquisitions and investments.

In connection with the underwritten public offering, the Company entered into an October 29, 2007 agreement with Canaccord Adams Inc. and Morgan Keegan & Company, Inc., as underwriters, who were paid aggregate fees of $1,418,000.

The underwriters for the offering have a 30-day over-allotment option to purchase up to an additional 675,000 shares of common stock from GlobalOptions at the offering price.

Conversion of Series C Convertible Preferred Stock

Upon the closing of the underwritten public offering on October 29, 2007, the then outstanding 59,400 shares of Series C Convertible Preferred stock automatically converted into 1,541,167 shares of common stock and 36,282.8 shares of Series D Convertible Preferred Stock, currently convertible into 2,418,975 shares of common stock.

Modification to the Line of Credit Agreement

On November 6, 2007, GlobalOptions entered into an amendment to the agreement with the financial institution that provides the line of credit. The amendment increased to $20,000,000 the amount available under the line of credit and modified certain liquidity and financial earnings covenants.

Statements of Operations

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

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	51.1	53.2	51.2	54.8
Gross profit	48.9	46.8	48.8	45.2
Operating expenses:
Selling and marketing expenses	12.3	6.3	14.2	18.7
General and administrative	37.5	60.9	37.0	54.1
Total operating expenses	49.8	67.2	51.3	72.8
Loss from operations	(0.9)	(20.4)	(2.5)	(27.6)
Other income (expense), net	0.8	(2.4)	(23.8)	(0.5)
Net loss	(0.1)	(22.9)	(26.4)	(28.1)
Deemed dividends to Series A and B
convertible preferred stockholders	-	-	(54.7)	-
Net loss available to common stockholders	(0.1)%	(22.9)%	(81.1)%	(28.1)%

GlobalOptions’ Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2007

Revenues

We had overall revenues of $21,017,000 for the three months ended September 30, 2006, as compared to revenues of $21,574,000 for the three months ended September 30, 2007, for an overall increase of $557,000 or 2.7%. The increase in revenues for the three months ended September 30, 2007 was primarily attributable to our new client account relationships that we obtained through the execution of our acquisition plan, partially offset by a decline in revenues from the State of Louisiana, our largest customer.

Preparedness Services revenues were $12,561,000 for the three months ended September 30, 2006, as compared to $6,769,000 for the three months ended September 30, 2007, for a decrease of $5,792,000 or 46.1%. In the aftermath of Hurricane Katrina, JLWA was retained by the State of Louisiana to provide advice on the State’s overall response and recovery efforts. Subsequently, JLWA was retained to establish and manage the State’s relief program related to Hurricanes Katrina and Rita. The decrease of $5,792,000 was primarily attributable to the decline of revenues from the State of Louisiana. During the three months ended September 30, 2006 we were at a fairly high level of our Katrina response efforts and generated Louisiana revenues of $10,842,000. For the three months ended September 30, 2007, the scope of our work narrowed, we transferred certain of our personnel to Louisiana and we were asked to limit the hours worked per day, resulting in $5,768,000 of revenues from the State of Louisiana. Furthermore, the contract renewal process, which coincided with a request by the State to bring in more contractors and locally-hired personnel, took more time than expected to complete. As a result, we expect our 2007 revenues will be adversely affected, as we anticipate a portion of the revenues we expected to recognize in 2007 under this contract will be delayed until 2008.

Fraud and SIU Services revenues were $5,701,000 for the three months ended September 30, 2006, as compared to $6,384,000 for the three months ended September 30, 2007. The increase of $683,000 or 12.0% was primarily attributable to the expansion of our client base through the acquisitions of Hyperion Risk in August 2006 and Facticon on February 28, 2007, including the addition of a significant new third party insurance client, through whom we generated $647,000 of investigation related revenue for the three months ended September 30, 2007.

Security Consulting and Investigations revenues were $2,755,000 for the three months ended September 30, 2006, as compared to $8,421,000 for the three months ended September 30, 2007. The increase of $5,665,000 or 205.6% is attributable to the client base that we acquired in connection with the acquisitions of On Line Consulting in January 2007 for fire and other building security, and Bode in the end of February 2007 for DNA data banking and investigations. During the three months ended September 30, 2007, Bode generated total revenues of $4,386,000, with multiple large-scale investigations and data banking projects.

Gross Profit

Our consolidated gross profit for the three months ended September 30, 2006 and September 30, 2007 was $10,279,000 and $10,095,000 respectively, reflecting gross profit margins of 48.9% and 46.8%, respectively consistent with the variable nature of our cost of revenues. Preparedness Services gross profit was $6,173,000 or 49.1% of this segment’s revenues for the three months ended September 30, 2006, as compared to $2,830,000 or 41.8% of this segment’s revenues for the three months ended September 30, 2007. The reduction in gross profit percentage was attributable to certain price reductions that we provided to Louisiana in order to competitively position ourselves for the 2007 contract renewal. Fraud and SIU Services gross profit was $2,818,000 or 49.4% of this segment’s revenues for the three months ended September 30, 2006, as compared to $3,077,000 or 48.2% of this segment’s revenues for the three months ended September 30, 2007. The decrease in margin percentage relates to a change in client mix. Security Consulting and Investigations gross profit was $1,288,000 or 46.7% of this segment’s revenues for the three months ended September 30, 2006, as compared to $4,188,000 or 49.7% of this segment’s revenues for the three months ended September 30, 2007. Approximately 2.5% of this margin difference is due to the conclusion of certain long term client projects in our Security Consulting business.

Operating Expenses

Selling and marketing expenses were $2,585,000 or 12.3% of revenues for the three months ended September 30, 2006, as compared to $1,357,000 or 6.3% of revenues for the three months ended September 30, 2007. The decrease of $1,228,000 or 47.5% is primarily attributable to the elimination of further JLWA acquisition earnout expense which in 2006 was $1,833,000. General and administrative expenses were $7,883,000 or 37.5% of revenues for the three months ended September 30, 2006, as compared to $13,143,000 or 60.9% of revenues for the three months ended September 30, 2007. The increase of $5,260,000 or 66.7% is attributable to increased personnel, our 2006 and 2007 acquisitions, legal, accounting and other professional fees incurred in order to fulfill our responsibilities as a public company, costs incurred for our equity restructuring and costs incurred for due diligence related to the execution of our acquisition plan.

Other Income (Expense), Net

Interest expense was $21,000 for the three months ended September 30, 2006, as compared to $540,000 for the three months ended September 30, 2007. The increase of $519,000 was attributable to the increase in the level of debt from prior acquisitions during 2007.

We recorded interest income of $194,000 and $16,000 for the three months ended September 30, 2006 and 2007, respectively. The decrease in interest income of $178,000 was due to a decrease in cash available for Company investments due to the acquisitions of Bode, Facticon and On Line Consulting during the first quarter of 2007.

GlobalOptions’ Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2007

Revenues

We had overall revenues of $44,612,000 for the nine months ended September 30, 2006, as compared to revenues of $65,429,000 for the nine months ended September 30, 2007, for an overall increase of $20,817,000 or 46.7%. The increase in revenues for the nine months ended September 30, 2007 was primarily attributable to our new client account relationships that we obtained through the execution of our acquisition plan.

Preparedness Services revenues were $27,392,000 for the nine months ended September 30, 2006, as compared to $24,032,000 for the nine months ended September 30, 2007. The decrease of $3,360,000 or 12.3 % was primarily attributable to a decrease in revenue from the State of Louisiana (principally in the third quarter of 2007), partially offset by JLWA’s revenues only being included since it’s March 10, 2006 acquisition date. In the aftermath of Hurricane Katrina, JLWA was retained by the State of Louisiana to provide advice on the state’s overall response and recovery efforts. Subsequently, JLWA was retained to establish and manage the State’s relief program related to Hurricanes Katrina and Rita. The State of Louisiana represented $25,540,000 for the nine months ended September 30, 2006, as compared to $20,771,000 of revenues for the nine months ended September 30, 2007. The 2007 reduction in revenue of $4,769,000 or 18.7% for the State of Louisiana is due to the scope of our work being narrowed and the transfer of certain of our personnel to the State of Louisiana. Furthermore, the contract renewal process, which coincided with a request by the State to bring in more contractors and locally-hired personnel, took more time than expected to complete. As a result, we expect our 2007 revenues will be adversely affected, as we anticipate a portion of the revenues we expected to recognize in 2007 under this contract will be delayed until 2008.

Fraud and SIU Services revenues were $13,180,000 for the nine months ended September 30, 2006, as compared to $18,248,000 for the nine months ended September 30, 2007. The increase of $5,068,000 or 38.5% was primarily attributable to the expansion of our client base through the acquisitions of Hyperion Risk in August 2006 and Facticon on February 28, 2007, including the addition of a significant new third party administrator client, through whom we generated $1,705,000 of investigation related revenue for the nine months ended September 30, 2007.

Security Consulting and Investigations revenues were $4,040,000 for the nine months ended September 30, 2006, as compared to $23,148,000 for the nine months ended September 30, 2007. The increase of $19,108,000 or 473.0% was attributable to the client base that we acquired in connection with the acquisitions of Safir in May 2006 for security consulting and investigations, Secure Source in May 2006 for international risk mitigation and executive protection, On Line Consulting in January 2007 for fire and other building security, and Bode in the end of February 2007 for data banking and DNA investigations.

Gross Profit

Our consolidated gross profit for the nine months ended September 30, 2006 and September 30, 2007 was $21,751,000 and $29,595,000, reflecting gross profit margins of 48.7% and 45.2%, respectively, remaining fairly consistent with the variable nature of our cost of revenues. Preparedness Services gross profit was $13,581,000 or 49.6% of this segment’s revenues for the nine months ended September 30, 2006, as compared to $10,600,000 or 44.1% of this segment’s revenues for the nine months ended September 30, 2007. The reduction in gross profit percentage was attributable to certain price reductions that we provided to Louisiana in order to competitively position ourselves for the 2007 contract renewal. Fraud and SIU Services gross profit was $6,306,000 or 47.8% of this segment’s revenues for the nine months ended September 30, 2006, as compared to $8,451,000 or 46.3% of this segment’s revenues for the nine months ended September 30, 2007 due to changes in customer programs. Security Consulting and Investigations gross profit was $1,864,000 or 46.1% of this segment’s revenues for the nine months ended September 30, 2006, as compared to $10,544,000 or 45.5% of this segment’s revenues for the nine months ended September 30, 2007.

Operating Expenses

Selling and marketing expenses were $6,353,000 or 14.2% of revenues for the nine months ended September 30, 2006, as compared to $12,258,000 or 18.7% of revenues for the nine months ended September 30, 2007. The increase of approximately $5,905,000 or 92.9% is primarily attributable to the increase in the JLWA acquisition earnout expense of $3,657,000, from $4,075,000 for the nine months ended September 30, 2006 to $7,732,000 for the nine months ended September 30, 2007. The substantial increase in earnout expense is due to the acceleration of earnout expense of $6,330,000 incurred in connection with the May 11, 2007 JLWA Modification Agreement. General and administrative expenses were $16,527,000 or 37.0% of revenues for the nine months ended September 30, 2006, as compared to $35,374,000 or 54.0% of revenues for the nine months ended September 30, 2007. The increase of $18,847,000 or 114.0% is attributable to increased personnel, our 2006 and 2007 acquisitions, legal, accounting and other professional fees incurred in order to fulfill our responsibilities as a public company, costs incurred for our equity restructuring and costs incurred for due diligence related to the execution of our acquisition plan.

Other Income (Expense), Net

Interest expense was $628,000 for the nine months ended September 30, 2006, as compared to $745,000 for the nine months ended September 30, 2007. The increase of $117,000 or 18.6% was attributable to higher balances on the Company’s line of credit as well as an increase in debt related to acquisitions during 2007.

Other income of $100,000 for the nine months ended September 30, 2007 is attributable to a gain resulting from a lease settlement.

We also incurred costs in conjunction with notes payable issued on March 10, 2006, May 12, 2006 and June 28, 2006. These costs were capitalized to deferred financing costs, amortized over the term of the related debt and are presented as other income (expense), net. Additionally, in accordance with Emerging Issues Task Force Issue No. 00-27 “Application of Issue 98-5 to Certain Convertible Instruments,” the notes issued on June 28, 2006 were considered to have a beneficial conversion premium feature. For the nine months ended September 30, 2006, we recorded a debt discount of $6,922,000 related to this conversion premium and we recorded a debt discount of $600,000 as the value of the beneficial conversion feature related to the 8% promissory note issued in conjunction with the acquisition of Safir on May 12, 2006.

The aggregate of $2,695,000 of deferred financing costs, as well as the aggregate of $7,523,000 of deferred debt discounts, were amortized through June 29, 2006, the date the notes were exchanged for our Series B Convertible Preferred Stock.

Deemed Dividends to Series B Convertible Preferred Stockholders

At June 29, 2006, the date of issuance of our Series B Convertible Preferred Stock and related warrants, the fixed conversion price of the Series B Convertible Preferred Stock of $16.00 represented a discount to the market value of our common stock of $17.60 per share. In accordance with EITF 00-27 and EITF 98-5, we determined the relative fair value of the Series B Convertible Preferred Stock and warrants and allocated the proceeds received on a relative fair value basis. Based upon this calculation, the effective conversion price of the Series B Convertible Preferred Stock was determined to be $10.24 per common share, resulting in a beneficial conversion feature for a deemed dividend of $24,413,000 for the three and nine months ended September 30, 2006.

Liquidity and Capital Resources

For the Nine Months Ended September 30, 2007

We had cash and cash equivalent balances of $2,981,000 as of September 30, 2007.

Cash used in operating activities was $1,729,000 and $7,435,000 for the nine months ended September 30, 2006 and 2007, respectively. The use of funds in operations is primarily due to our net losses in 2006 and 2007, reduced by charges for non-cash items included in the operating losses, offset by the use of funds in financing accounts receivable. For the nine months ended September 30, 2006 and 2007, our net losses were $11,764,000 and $18,414,000, respectively. For the nine months ended September 30, 2006 and 2007, the non-cash charges included amounts for depreciation and amortization of $1,357,000 and $2,917,000, charges for stock-based compensation of $2,043,000 and $2,659,000, charges for amortization of debt discounts of $7,523,000 and $0, charges for amortization of deferred financing costs of $2,695,000 and $0, and bad debt provisions of $188,000 and $1,992,000, respectively. In addition, for the nine months ended September 30, 2006 and 2007, we utilized cash in funding working capital primarily to fund an increase in accounts receivable of $10,596,000 and $4,663,000, offset by increases in amounts due for the JLWA earnout of $4,075,000 and $7,732,000, respectively.

Cash used in investing activities for the nine months ended September 30, 2007 was $15,524,000, of which $14,504,000 related to our acquisitions of On Line Consulting, Bode and Facticon. Cash used in investing activities for the nine months ended September 30, 2006 was $10,121,000, of which $9,979,000 related to our acquisitions of JLWA, Safir and Hyperion Risk.

On January 9, 2007, we purchased substantially all of the business and assets of On Line Consulting to expand our Security Consulting and Investigations segment. Consideration for this transaction totaled $2,896,000 consisting of $974,000 of cash paid, 84,375 shares of common stock valued for purposes of the acquisition at $16.00 per share and the issuance of promissory notes for $417,000 due January 9, 2008 and $141,000 due January 9, 2009 and an amount due to seller of $14,000 which was paid on August 29, 2007.

On February 28, 2007, we acquired all of the outstanding stock of Bode to expand our Security Consulting and Investigations segment. Consideration for this transaction totaled $13.2 million in cash, with $12.5 million paid at closing and purchase price adjustments of $0.7 million paid on October 1, 2007.

On February 28, 2007, we acquired substantially all of the business and assets of Facticon to expand our Fraud and SIU Services segment. Consideration for this transaction totaled $2,800,000, consisting of $1,300,000 in cash, $100,000 in notes payable to seller and 87,500 shares of common stock valued for purposes of the acquisition at $16.00 per share.

Financing activities provided net funds of $33,648,000 and $4,406,000 for the nine months ended September 30, 2006 and 2007, respectively. The cash provided for the nine months ended September 30, 2006 is primarily due to the proceeds from convertible notes payable of $45,050,000, less repayment of notes payable of $8,105,000. The net cash provided for the nine months ended September 30, 2007 is primarily due to proceeds from the line of credit of $7,828,000 less repayment of notes payable of approximately $3,403,000

On May 11, 2007, we entered into the JLWA Modification Agreement with the JLWA Sellers. Under the modification, we agreed to make additional payments in the form of cash, promissory notes and common stock to the JLWA Sellers in exchange for eliminating the earnout provisions of the asset purchase agreement, which provided for a maximum additional payout of $15,400,000. The additional payments under the JLWA Modification Agreement consist of (i) a cash payment of $2,000,000, which was paid on May 14, 2007, (ii) a promissory note in the principal amount of $4,500,000, accruing interest at 5.65% per annum, due on January 15, 2008, subject to a 5% penalty fee if not paid on that due date, (iii) 300,000 shares of common stock to be issued on January 15, 2008, which will be registered prior to issuance, and (iv) a promissory note in the principal amount of $4,300,000, accruing interest at 11.0% per annum, due on August 11, 2008. The JLWA Sellers could request acceleration of the $4,300,000 promissory note upon the consummation of a Qualified Public Offering or any other qualified capital raise. Further, in connection with the execution of the JLWA Modification Agreement, we executed an amendment of the employment and non-competition agreement with Mr. Witt. Under the terms of the amendment, upon his voluntary termination of employment without good reason, Mr. Witt would be obligated to reimburse us in an amount equal to (i) 25% of the number of shares issued to the JLWA Sellers within 12 months prior to such termination and (ii) 25% of the base salary of Mr. Witt paid within 12 months prior to such termination.

As of September 30, 2007, our net borrowings were $7,828,000 under our line of credit, leaving an amount available to draw of $7,172,000. On May 14, 2007, the financial institution that provides our line of credit increased the amount available under the line of credit to $15,000,000. Pursuant to the agreement, we granted the financial institution a security interest in, and pledged and assigned to the financial institution, substantially all of the current and future acquired personal property of GlobalOptions, Inc. Furthermore, we reaffirmed our unconditional guaranty originally made on March 8, 2006. Pursuant to the reaffirmation, we acknowledged that our guaranty of the loan provided to GlobalOptions, Inc. and the corresponding grant of a security interest in all of its property apply to the subject financial institution’s loan agreements and any other agreements, assignments or instruments relating to such indebtedness. In connection with the modification, Bode entered into an intellectual property security agreement with the financial institution pursuant to which Bode granted the financial institution a security interest in all of its rights, title and interests in, to and under its intellectual property. The line of credit was increased to $20,000,000, as discussed above in Corporate Developments.

On October 29, 2007, the Company completed an underwritten public offering of 4,500,000 shares of its common stock receiving approximately $20.25 million in gross proceeds or $18.2 million in net proceeds. The Company used a portion of the net proceeds from the proposed underwritten public offering to repay $4.3 million of notes and $38,000 of related accrued interest and intends to use the balance of the net proceeds for working capital, general corporate purposes, and potentially for strategic acquisitions and investments.

On October 29, 2007, the Company borrowed $5,400,000 under the line for the pre-payment of the JLWA $4,500,000 promissory note, pre-payment premium and accrued interest, and such amount was subsequently repaid under the line of credit.

We historically have met our operating cash needs by using borrowings under our line of credit arrangement and through private placements of equity and debt securities. At September 30, 2007, we had working capital of $3,980,000 We currently believe that cash on hand, approximately $18,833,000 of net proceeds from the October 29, 2007 completed underwritten public offering, operating improvements that we believe will result in cash flows from operations and our available borrowings ($7,828,000 at September 30, 2007) under our line of credit facility will be sufficient to finance our operations through September 30, 2008, before consideration of the November 6, 2007 increase in the line of credit amount available to $20,000,000.

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

At December 31, 2006, we engaged an outside valuation specialist to assist with the evaluation of goodwill. We performed our annual impairment tests of goodwill for our reporting segments: Preparedness Services, Fraud and SIU Services and Security Consulting and Investigations, as required under SFAS No. 142. As a result of these tests, we determined that the remaining amount of goodwill recorded in connection with two of the three reporting segments was impaired or not fully recoverable, as the current performance and future expectations did not support the carrying value of goodwill for these reporting segments. The impairment affects Fraud and SIU Services and Security Consulting and Investigations. As a result, we recorded a $3,029,000 impairment charge for the year ended December 31, 2006 of which $1,135,000 is for Fraud and SIU Services and $1,894,000 is for Security Consulting and Investigations.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets” (SFAS 156), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that we recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 (SAB 108) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (FSP) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006, and did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Remediation of Material Weaknesses and Significant Deficiencies

During the three months ended September 30, 2007, we have taken specific actions to remediate the reportable conditions and material weakness, including the continued training of financial personnel with regard to the quarterly closing process, the further development of standardized applications within our integrated general software applications. We intend to expand our accounting staff and continue to further strengthen our controls and procedures regarding the closing process. There is no assurance that this effort will be adequate.

Changes in Internal Control Over Financial Reporting

Other than expressly noted above in this Item 3, there were no significant changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

Other Information

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a Stock Purchase Agreement dated March 1, 2007, on September 19, 2007, the Company issued 850 shares of Common Stock to Verus International Group valued at $22,500, 1,699 shares of Common Stock to Athorn, Clark and Partners, Inc. valued at $30,000 and 1,274 shares of Common Stock to Lippert/Heilshorn and Associates, Inc. valued at $22,500 in connection with services provided to the Company.

All sales of securities described herein were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients either received adequate information about us or had adequate access, through their relationship with us, to information about us.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders on July 25, 2007. At the meeting the stockholders took the following actions:

The proposal to elect Harvey W. Schiller, Ph.D. as a director of the Company was approved by a vote of 2,517,106 votes in favor of his election, with 635 votes withheld and no abstentions or broker non-votes.

The proposal to elect Daniel Burstein as a director of the Company was approved by a vote of 2,517,106 votes in favor of his election, with 635 votes withheld and no abstentions or broker non-votes.

The proposal to elect Ronald Starr as a director of the Company was approved by a vote of 2,517,116 votes in favor of his election, with 625 votes withheld and no abstentions or broker non-votes.

The proposal to elect Per-Olof Lööf as a director of the Company was approved by a vote of 2,517,116 votes in favor of his election, with 625 votes withheld and no abstentions or broker non-votes.

The proposal to elect John P. Bujouves as a director of the Company was approved by a vote of 2,517,106 votes in favor of his election, with 635 votes withheld and no abstentions or broker non-votes.

The proposal to ratify Marcum & Kliegman LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2007 was approved by 2,517,116 votes cast for, 625 votes cast against and no abstentions or broker non-votes.

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

GLOBALOPTIONS GROUP, INC.

Dated: November 14, 2007	By:	/s/ Harvey W. Schiller Harvey W. Schiller Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2007	By:	/s/ Jeffrey O. Nyweide Jeffrey O. Nyweide Chief Financial Officer, Executive Vice President, Corporate Development
and Secretary (Principal Financial Officer and Principal Accounting Officer)