Form 10-K
period 2007-12-31
GlobalOptions Group, Inc.
filed 2008-03-28
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from __________________ to __________________

Commission file number: 001-33700

GLOBALOPTIONS GROUP, INC
(Exact name of registrant as specified in its charter)

Delaware	30-0342273
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

75 Rockefeller Plaza, 27th Floor New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 445-6262
(Former name and former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                 Accelerated filer  ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter ($ 8.00), was $13,436,936. Solely for the purposes of this calculation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the Registrant.

As of March 26, 2008, there were 9,983,390 shares of the issuer’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Form 10-K
December 31, 2007

PART I

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act). To the extent that any statements made in this Annual Report on Form 10-K contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements may be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words or phrases of similar meaning. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements are subject to a number of risks and uncertainties discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. All forward-looking statements attributable to us are expressly qualified by these and other factors. We cannot assure you that actual results will be consistent with these forward-looking statements.

Information regarding market and industry statistics contained in this Annual Report on Form 10-K is included based on information available to us that we believe is accurate. Forecasts and other forward-looking information obtained from this available information is subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements

Item 1. Business

GlobalOptions Overview

GlobalOptions is an integrated provider of risk mitigation and management services to government entities, Fortune 1,000 corporations and high net-worth and high-profile individuals. We enable clients to identify, assess and prevent natural and man-made threats to the well-being of individuals and the operations of governments and corporations. In addition, we assist our clients in recovering from the damages or losses resulting from the occurrence of acts of terror, natural disasters, fraud and other risks. Our vision is to continue to build a comprehensive risk mitigation solutions company through both organic growth and acquisitions. In pursuit of our strategy, we have acquired and integrated eight complementary risk mitigation businesses since August 2005.

We believe our reputation, credentials and personal relationships provide us with a competitive advantage in securing new business opportunities. Our senior management team and advisory boards have extensive industry backgrounds and include former generals in the military, top government officials and corporate officers, intelligence and law enforcement officers, professional investigators and legal and crisis communications specialists.

We deliver risk mitigation and management services through four business units: Preparedness Services; Fraud and SIU Services; Security Consulting and Investigations; and International Strategies. The Preparedness Services unit develops and implements crisis management and emergency response plans for disaster mitigation, continuity of operations and other emergency management issues for governments, corporations and individuals. The Fraud and SIU Services unit provides investigative surveillance, anti-fraud solutions and business intelligence services to the insurance industry, law firms and multinational organizations. The Security Consulting and Investigations unit delivers specialized security and investigative services, such as security assessments, threat analyses and forensic DNA analysis and casework, to governments, corporations and individuals. The International Strategies unit provides a full range of security and risk management services, such as global business intelligence, investigations and litigation support, and personal protection, to foreign and domestic governments, corporations and individuals.

Industry Overview

We compete in the global security industry, focused on providing comprehensive risk mitigation and management services to government entities, Fortune 1,000 corporations and high net-worth and high-profile individuals throughout the world. The risk mitigation industry encompasses a broad range of services enabling governments, corporations and individuals to enhance security, reduce exposure to overt and covert threats and optimize preparation for and response to critical events.

Until recently, risk mitigation was defined by the actions taken by organizations following the occurrence of a critical incident. Risk mitigation firms were traditionally engaged to assess damage once a serious event, loss or security breach had occurred. Engagements were typically non-recurring in nature and usually involved a service provider offering both assistance with primarily reactive measures and high-level analysis of incidents in order to reduce losses following an event.

In recent years, the risk mitigation industry has experienced significant growth, primarily driven by the occurrence of natural and man-made disasters, heightened regulatory and compliance standards and flaws and gaps in existing risk mitigation policies and procedures. The importance of risk mitigation has evolved as governments, corporations and individuals are faced with actively managing a variety of new elements of risk, including terrorism, litigation, fraud, compliance, business continuity, brand protection, cyber attacks, industrial espionage and regulatory issues. In response, the focus of risk mitigation has shifted to proactively evaluating, identifying, quantifying and managing elements of risk, in addition to reacting to critical events.

The risk mitigation industry is highly fragmented, comprised primarily of smaller, specialized providers of a particular service. Historically, purchasers of risk mitigation services have relied upon multiple vendors to satisfy their requirements. However, due to the growing importance of risk mitigation, we believe governments, corporations and individuals are seeking to address proactively all of their risk mitigation needs through a single-solutions provider. Despite this trend, there are currently few large, independent providers capable of delivering the full range of services sought by clients. As the risk mitigation market continues to grow, we anticipate the pace of industry consolidation will increase.

We categorize the risk mitigation industry into four primary service areas: investigations and background screening; preparedness and continuity planning; security consulting; and litigation and compliance support. There are other services, such as security guard services and alarm monitoring, that are lower-margin areas of the risk mitigation industry and outside the scope of our operational focus.

•
Investigations and background screening. Investigative services enable insurance companies, law firms and other organizations to combat fraud, substantiate suspicions of criminal acts and, ultimately, provide protection against financial loss and fraudulent activity. Background screening enables governments and corporations to implement effective hiring practices through in-depth analysis of a broad range of criteria of prospective employees, including work history, criminal offenses and drug testing results.

•
Preparedness and continuity planning. Preparedness and continuity planning services enable governments and corporations to effectively prepare for, respond to and recover from natural or man-made disasters. Specifically, these services include the creation of emergency response plans, business continuity planning and recovery services. We believe the funding of preparedness and continuity planning initiatives continues to be a priority for foreign, federal, state and local governments.

•
Security consulting. Security consulting services provide governments, corporations and individuals with increased protection by analyzing and aiding in the implementation of security measures. These services include executive protection, facility security assessments and threat analysis.

•
Litigation and compliance support. In an increasingly stringent regulatory environment, governments and corporations have utilized litigation and compliance support services to ensure compliance with regulations and minimize the threat of litigation. Compliance support services assist organizations in effectively managing compliance with regard to financial reporting, government regulations and SEC requirements. Litigation support services aid in the preparation for legal proceedings and include document review, case preparation, targeted investigations and witness interviewing.

Collectively, these risk mitigation services enable organizations to protect constituents, employees and stockholders as well as optimize preparation for and response to critical events. We believe these services have become vital to the operational effectiveness of organizations worldwide and that they will continue to be a primary point of emphasis going forward.

Market Opportunity

As a result of geo-political events, corporate scandals, natural and man-made disasters and increasing litigation costs, we believe proactive risk mitigation has become critical for government entities, corporations and individuals. Our target clients are now actively addressing their security needs, thereby driving increased demand for outsourced risk mitigation and management services. The emerging trend towards outsourcing these services represents a fundamental shift in demand and we believe has created a compelling opportunity for market growth in the risk assessment and mitigation industry. We believe the following key market trends define our opportunity:

Natural Disasters and Emergency Preparedness. Governments, corporations and individuals have increased their focus on disaster preparedness and prevention after witnessing the loss of life and financial impact of natural disasters and acts of terror, including Hurricane Katrina and the terror attacks of September 11, 2001. According to FEMA, in 2006 there were 52 major disasters in the U.S., and public assistance for major disasters in the U.S. has averaged approximately $2.6 billion annually since 1998. While major catastrophes capture the attention of a global audience, smaller regional and localized disasters can be equally damaging to governments, corporations and individuals. We believe most government entities, corporations and individuals are not equipped to address communications continuity, coordinate a rapid response and handle insurance related issues effectively enough to satisfy their constituents, employees and stockholders.

Market Inefficiencies Created by Fraud. According to the Insurance Information Institute, the total annual cost of insurance fraud, including life and health insurance, is more than $100 billion. The Coalition Against Insurance Fraud estimates insurance fraud’s overall impact on the consumer to be the equivalent of a hidden tax of approximately $900 per U.S. family on the cost of goods and services. We believe these market inefficiencies and the financial strain upon businesses as a result of insurance fraud have created a demand for expertise in investigative surveillance, business intelligence and other anti-fraud services.

Regulatory Complexity and Increased Litigation. We believe heightened focus on regulatory activity and corporate governance scrutiny will drive demand for risk mitigation and management services. Ineffective compliance management in today’s stringent regulatory environment can result in severe civil and criminal penalties for a company and its officers and directors. We believe the financial and business risk borne by a company, its corporate officers and directors from legislation such as the USA Patriot Act, the Federal Information Security Act, the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act and the Sarbanes-Oxley Act of 2002, increases the need for industry experts to help organizations manage regulatory requirements.

Lack of Full Service Provider in a Fragmented Market. We believe the heightened focus on emergency preparedness and response, the escalating costs of fraud and the proliferation of regulatory scrutiny have created the need for an efficient provider of comprehensive risk mitigation and management services. Several of the traditional leaders in our industry have been acquired or evolved their business model, and we believe niche providers that offer limited services on a local scale are unable to meet the full range of their clients’ needs, leaving a service gap. We believe the drivers of increased risk assessment and mitigation spending are likely to continue into the foreseeable future and, as a provider of a comprehensive suite of customized services, we should benefit as the market opportunity grows.

Competitive Strengths

We are committed to providing comprehensive risk mitigation and management services. We believe the following factors are strengths of our company and provide us with key competitive advantages.

Comprehensive Risk Mitigation Solutions. We have assembled what we believe to be core services utilized by clients seeking risk mitigation solutions. We are therefore able to offer a comprehensive suite of customized services designed to address each client’s specific needs. Our service offerings have been enhanced by developing proprietary systems, such as GlobalTrak™, which allows real-time, web-based reporting, communications and fraud program management, and acquiring advanced technologies, such as Bode’s forensic DNA capabilities.

Reputable and Resourceful Management and Advisory Boards. Due to the critical and sensitive nature of risk mitigation and investigative engagements, we believe the ability to provide services and retain clients is driven largely by reputation and personal relationships. Our senior management and advisory boards have exceptional credentials and well-established relationships. Their experience and former titles include: a Brigadier General in the U.S. Air Force; a Director of FEMA; a New York City Police Commissioner; a Director of the  FBI; a U.S. Secretary of Transportation; a Director of the CIA; and U.S. Ambassadors and high-ranking corporate executives. We believe this level of expertise provides credibility with clients and access to key decision-makers within government and industry.

Experienced Senior Management Team and Professionals. Our senior management team and professionals include individuals with vast industry experience. These individuals have the operational experience to execute sensitive and critical engagements, enabling us to effectively deliver solutions to our clients. Our management team has demonstrated the ability to lead the integration of acquisitions, retain top talent and drive organic growth from the combined business units.

Demonstrated Success with Strategic Acquisitions. Since August 2005, we have executed and integrated eight strategic acquisitions and retained selected key professionals, many as senior management. These acquisitions have contributed to our rapid growth in revenues, number of professionals, vertical industry coverage, areas of functional expertise, geographic presence and brand recognition. We believe our success with these acquisitions to be a key competitive advantage when pursuing additional acquisitions to broaden and deepen the scope of our services.

Growth Strategy

Our goal is to build a company with the risk mitigation industry’s most comprehensive solutions offering through a balance of organic growth and acquisitions. We intend to grow our business in the following manner:

Leverage Our Relationships and Expertise. Our highly trained professionals have deep domain expertise and exceptional credentials. Further, our advisory boards are comprised of thought leaders in their respective fields. Since our industry relies heavily on reputation and trust, we believe our senior management team’s and advisory boards’ experience and relationships will help us gain access to an increasing number of opportunities.

Cross-sell and Integrate Businesses. We intend to continue our aggressive efforts to integrate the operations of companies we have acquired and will acquire, providing the framework necessary for our senior managers to focus on identifying, prospecting and winning new opportunities across all business units. We believe our operational expertise and comprehensive service offerings enable us to cross-sell over industry verticals as well as leverage our existing client base, thereby enhancing our ability to execute on our organic growth initiatives.

Selectively Acquire Companies. We will continue to pursue complementary acquisitions of companies that enable us to increase our share of those markets in which we already operate and to enter new markets and service segments. We believe there are numerous opportunities to acquire quality companies because of the fragmented nature of our industry and that our past acquisitions track record will assist us in executing this strategy. We expect these acquisitions to be geographically diverse, provide synergies within units and allow for cross-selling opportunities across all of our business units. We structure our acquisitions to ensure that key selected individuals from the acquired company are retained and integrated after the transaction is consummated.

Develop New Solutions. We will continue to develop and seek solutions to meet unique client and dynamic market segment needs by expanding and bundling our product and service offerings. As we continue to grow both organically and through acquisitions, we expect to meet additional needs of our clients. Evidence of this strategy is our recently developed enterprise-oriented solution, GlobalTrak, and the DNA technology service we offer as a result of our acquisition of Bode.

Expand Internationally. We intend to pursue additional opportunities to offer our services outside the United States. We believe international markets provide a substantial opportunity for growth given the increasing risks that businesses and governments face around the world. We expect that by expanding our offerings to other countries we will also enhance our ability to compete in the United States for the business of global organizations.

Risk Mitigation and Management Services

GlobalOptions is an integrated, comprehensive provider of risk mitigation and management services to government entities, Fortune 1,000 corporations and high-net worth and high-profile individuals. We deliver risk mitigation and management services through four business units: Preparedness Services; Fraud and SIU Services; Security Consulting and Investigations; and International Strategies.

Preparedness Services

The Preparedness Services unit develops and implements crisis management and emergency response plans for disaster mitigation, continuity of operations and other emergency management issues for governments, corporations and individuals. We offer a full range of services to help our clients better prepare for, respond to and recover from disasters. We believe our ability to mobilize management, security and communications resources in an expedited manner differentiates us from our competitors. Services we provide include:

•	Business continuity plans

•	Emergency exercises and training programs

•	Post-disaster crisis communications assistance

•	Preparedness, response and recovery services

•	Strategic advisory services

•	Threat and impact assessments

The Preparedness Services unit is comprised of our James Lee Witt Associates, LLC (“JLWA”) acquisition and is led by former FEMA Director James Lee Witt. Our staff includes seasoned crisis and emergency management leaders with significant experience in the public sector. Our Preparedness Services unit has 54 full-time employees and is headquartered in Washington, D.C.

For the year ended December 31, 2007, we completed 68 crisis management and emergency response projects with an average revenue of $453,000. Preparedness Services accounted for approximately 35% of our revenues for the year ended December 31, 2007.

Illustrative examples of our services include:

•
State of Louisiana: Following on the success of our post-Katrina response and recovery contract, the State of Louisiana has awarded us a two-year contract, with the State’s option for a third year, to be the lead provider of relief and recovery efforts related to all Louisiana disasters. Under this new contract, the State of Louisiana has chosen to expand our role to be the State’s lead disaster advisor and recovery manager. We will continue to provide recovery relief in the aftermath of Hurricanes Katrina and Rita, and will also provide these same services for other new and/or pre-existing disasters. In our enhanced role, we will provide programmatic and policy advice on FEMA and will assist with the development and dissemination of Louisiana’s disaster-related policies and procedures.

•
New York Power Authority: In 2002, former Governor George Pataki retained JLWA as part of a state-wide assessment of emergency preparedness at New York’s power plants in response to heightened risk of terrorism. JLWA delivered a comprehensive review of emergency preparedness for the area surrounding the Indian Point Energy Center, a three-unit nuclear power plant just 24 miles north of New York City. JLWA’s comprehensive assessment has led to numerous changes by the plant operator and surrounding communities.

•
Sprint Nextel: We work with Sprint Nextel’s corporate and regional emergency response and business continuity teams to review, evaluate, revise and implement internal business continuity plans, rapid response plans and field operations guides. We also provide subject matter expertise on campus safety on Sprint Nextel’s behalf to numerous colleges and universities to facilitate the sale of Sprint Nextel’s products and services. In addition, we participate at Sprint Nextel sponsored events and other industry conferences, often providing key-note speakers, make strategic marketing and sales introductions for Sprint Nextel on the federal, state and local levels, and advise and counsel Sprint Nextel on working with the public sector. We provide introductions to public and private sector leaders in a wide range of organizations, including the National Governors Association, the U.S. Conference of Mayors, NAFEO, an association of historically black colleges and universities, and the U.S. Parole Commission.

•
California Department of Food and Agriculture (CDFA): JLWA prepared Continuity of Operations and Continuity of Government plans for the CDFA, a 2,300-employee state agency that protects and promotes California’s $32 billion agriculture industry. JLWA organized emergency planning exercises and developed training programs in the area of food safety and pandemic food poisoning outbreaks for all operational divisions within CDFA, including Agricultural Security and Emergency Response, Plant Health and Pest Prevention Services, Animal Health and Food Safety Services and Grant Programs. These plans provide the blueprint for agriculture and food safety plans to be implemented at the local level.

Fraud and SIU Services

The Fraud and SIU Services unit provides investigative surveillance, anti-fraud solutions and business intelligence services to the insurance industry, law firms and multinational organizations. We provide services to clients both nationally and regionally through licensed investigators in all 50 states, as well as internationally through affiliates that provide assistance to clients overseas. Our investigators provide reports and intelligence on subjects such as workman’s compensation surveillance, unfair trade practices, political trends, economic forecasts, profiles on competitors and satellite reconnaissance. Services we provide include:

•	Anti-fraud training
•	Background investigations
•	Corporate investigations for liability
•	Fraud reporting
•	Insurance claims investigations
•	On-scene accident investigations
•	Regulatory compliance
•	Surveillance
Our proprietary GlobalTrak technology enables us to deliver real-time, web-based reporting, communications and fraud program management. By automating and streamlining investigative processes, GlobalTrak provides our clients with more expedient and cost-effective service. Our comprehensive software enables adjusters, claims representatives, risk managers and SIU departments to securely access and download status updates, including case receipt, assignment, work schedule, results of investigative activity, investigative reports and streaming video and audio. We believe GlobalTrak is a significant competitive differentiator and offers our clients a valuable enterprise solution.

The Fraud and SIU Services unit is comprised of the following acquired companies: Confidential Business Resources (“CBR”); Hyperion Risk, Inc. (“Hyperion Risk”); Secure Source, Inc (“Secure Source”); and Facticon, Inc. (“Facticon”). This unit is led by Halsey Fischer, an 18-year industry veteran and former President and Chief Executive Officer of CBR. Our investigative team includes highly educated and trained investigators who utilize extensive public and proprietary databases to uncover factual circumstances surrounding sensitive investigations. Our experts are capable of handling any type of investigative need globally. Our anti-fraud services are national in scope, but local in expertise. Headquartered in Nashville, TN, the Fraud and SIU Services unit has 248 full-time and 98 part-time employees and has offices in southern and northern California, Chicago, Dallas, Detroit, Orlando and Philadelphia.

For the year ended December 31, 2007, we completed 27,246 investigations and anti-fraud projects with an average revenue of $900. Fraud and SIU Services accounted for approximately 28% of our revenues for the year ended December 31, 2007.

Illustrative examples of our services include:

•
Large Freight Railroad: We serve as the exclusive workman’s compensation investigations provider for one of the largest freight railroads in the U.S. for whom we investigate suspected abuses of benefits claims. We conduct special investigations and provide expert knowledge regarding the railroad industry’s Federal Employer Liability Act, which allows employees to seek significant damages in cases of railroad negligence. In one particular investigation, we provided our client with $1.6 million in savings at a cost of approximately $11,000.

•
Operator of over 1,700 Restaurants: We serve as the primary insurance fraud investigator for the world’s largest casual dining company, with six restaurant chains and over 1,700 restaurants nationwide. As part of our engagement, we designed a secure web site using our highly customized, proprietary case management system, GlobalTrak. GlobalTrak allows the client to access real-time investigation status, track spending and view claims results, surveillance videos, reports and investigative documents. The information we have provided has allowed our client to better control claims expenditures and has substantially reduced its total claims cost.

•
Large Third-Party Insurance Administrator: We serve as the exclusive investigations management provider for one of the nation’s largest third-party insurance administrators. Annually, we handle over 150,000 claims from 44 offices across the country. We designed a customized investigator management program under which we manage surveillance services both directly and through a network of independent surveillance subcontractors. We established standards for all surveillance subcontractors and conducted a comprehensive review to select the most qualified subcontractors, resulting in a reduction in the number of independent surveillance subcontractors from 258 to 40 and a standardized rate structure. With these efforts, we have reduced the client’s historical annual investigative expenditures by 23% from $3,000,000 to $2,300,000.

•
Major Property and Casualty Insurance Carriers: We provide consulting services to four major property and casualty insurance carriers. Under these engagements, we assist with the complex process of drafting and filing each of their fraud plans. Our consulting services include compiling and reporting fraud statistics to state regulatory bodies and filing documented fraud cases with state fraud bureaus.

•
Special Fraud Investigations for Third-Party Insurance Claim Administrator: We have conducted over 965 special fraud investigations for one of the nation’s largest multi-line property and casualty third-party insurance claim administrators, with 2,800 employees and 102 branch offices throughout the U.S. These investigations resulted in 16 convictions and over $200,000 in restitution to the client in 2007.

Security Consulting and Investigations

The Security Consulting and Investigations unit delivers specialized security and investigative services to governments, corporations and individuals. We provide security assessments, anti-terrorism training, threat analyses, fraud prevention techniques, special event security, private travel management and the design, implementation and management of security systems. Services we provide include:

•	Business intelligence

•	Executive protection

•	Facilities and IT security

•	Forensic DNA analysis and casework

•	Independent monitoring and regulatory compliance

•	IT and accounting forensics

•	Litigation support

Our recent acquisition of Bode has expanded our expertise, enabling us to provide forensic DNA analysis, highly advanced and proprietary DNA collection products and research services to law enforcement agencies, federal and state governments, crime laboratories and disaster management organizations. We believe the addition of Bode to our suite of service offerings greatly enhances our services for our existing clients and will attract new clients.

Our Security Consulting and Investigations unit is comprised of the following acquired companies: Safir Rosetti, LLC (“Safir”); The Bode Technology Group (“Bode”); and SPZ Oakland Corporation, dba On Line Consulting Services, Inc. (“On Line Consulting”). This unit is led by Howard Safir, former New York City Police Commissioner, and Joseph Rosetti, former Director of Worldwide Security at IBM. Our national network of security and investigative personnel have extensive backgrounds in the fields of security, investigations, intelligence, law enforcement and public safety. Headquartered in New York, NY, we have 175 full-time and 11 part-time employees in the Security Consulting and Investigations unit and have offices in Boston, Washington, D.C., Chicago, Dallas, Los Angeles and San Francisco.

For the year ended December 31, 2007, we completed 1,115 security and investigation projects (excluding Bode) with an average revenue of $15,757. For the 10 months that we owned Bode during the year ended December 31, 2007, we completed 213,206 DNA related projects with an average revenue of $58. Security Consulting and Investigations (including Bode) accounted for approximately 37% of our revenues for the year ended December 31, 2007.

Illustrative examples of our services include:

•
Sports Stadiums and Entertainment Complexes: We provided vulnerability assessments, risk mitigation plans, physical security recommendations and acted as a public safety liaison to some of the nation’s largest new sports stadiums and entertainment complexes. We designed security and safety systems and procedures to address all aspects of the threats to the physical infrastructure and operations of these large public venues.

•
Regional Utility Company: We designed, managed and continue to audit an enterprise wide security system and centralized command center for a major natural gas distributor and electricity generator. The multi-million dollar system includes closed-circuit television, access control, alarm monitoring and other security technology and procedures that enable our client to protect its critical infrastructure.

•
School Security: We provided school security assessments, recommendations and risk mitigation measures for eight separate school districts. We conducted walk-through analyses of over 162 schools in eight districts, with a focus on visitor management systems, pick-up, drop-off and emergency procedures, the duties of school resource officers and the use of security technology. We assisted in the implementation of new security systems and procedures to enhance security in these unique environments. Our solutions help to protect over 30,000 students.

•
Professional Sports League: We provide security and emergency preparedness consulting for a major professional sports league, including facility security review, security procedure and policy review, and security system design. We have completed on-site assessments of 11 league arenas, the league’s corporate operations center and the locations of nine overseas promotional events and continue to deliver proactive solutions to improve security for the league’s domestic and international activities.

•
Data Center: We design and implement physical security solutions for a major data center provider to Fortune 1,000 companies in over 25 markets throughout North America and Europe. Our solutions include access control, closed-circuit television and alarm monitoring at over 60 data centers throughout the world.

International Strategies

The International Strategies unit provides multidisciplinary, international risk management and business solutions. We offer a full range of security and risk management services to foreign and domestic governments, corporations and individuals. We are experts at managing problems, clarifying decision-support situations and protecting or saving value and reputations, or even human lives. Services we provide include:

•	Corporate governance compliance

•	Crisis management

•	Emerging market services

•	Facilities security

•	Global business intelligence

•	Investigations and litigation support

•	Personal protection

The International Strategies unit was our original core business and is led by Thomas Ondeck, a founder of GlobalOptions. Our management team, staff and advisory boards are comprised of legal experts, military and intelligence veterans, former senior policy makers, private investigators, security professionals and public relations experts who have deep relationships and extensive database expertise. Our security professionals have experience securing everything from pipelines and financial centers to chemical weapons factories, corporate headquarters and major sports and entertainment venues. Our private investigators assist law firms and corporations in managing legal battles in the U.S. and abroad. Headquartered and operated in Washington, D.C., we employ nine full-time employees.

International Strategies is not a separate reporting segment and as such we attribute its revenues to the Fraud and SIU Services unit. We believe the unit has attractive prospects as we continue to execute our growth strategy.

Illustrative examples of our services include:

•
International Business Intelligence: We investigated the backgrounds of five key officers and directors in connection with a potential acquisition in Europe. Through our international investigative network, we reviewed criminal records, civil litigation and bankruptcies. We prepared comprehensive employment histories for each individual, utilizing information obtained in the U.S., UK, Italy, Germany and Switzerland.

•
International Hotel Chain: We coordinated, for the third largest international hotel chain, an executive protection program providing security for 250 senior executives and shareholders at conferences held in Seville and Barcelona, Spain and Paris, France. We delivered a comprehensive security program, incorporating emergency medical response plans, route reconnaissance and coordination with local law enforcement.

•
Nigerian Golf Tournament: We were retained by the Nigerian government to arrange for professional golfers Colin Montgomerie, Retief Goosen and Nancy Lopez to participate in an exhibition golf tournament held to promote economic development at a new Nigerian resort. We also provided the golfers with personal security and secure transportation during this event.

•
Multi-National Automobile Manufacturer: We provided investigation services to a $200 billion multi-national automobile manufacturer, resulting in a substantial reduction in environmental claims expenditures. We reduced the client’s costly claims through conducting background checks and personal interviews and by researching employment histories dating back as much as 50 years.

•
Major U.S. Financial Institution: We serve as the private investigations arm for a major U.S. financial services institution in its defense against highly complex fraud complaints. In this role, we also discretely monitor federal and state legislative developments related to the potential impact of these complaints on the client’s business.

Corporate History

GlobalOptions, Inc., our wholly-owned operating subsidiary, was initially formed as a limited liability company in the state of Delaware in November 1998 and converted into a Delaware corporation on January 24, 2002. On June 24, 2005, we became a public company by completing a reverse merger transaction, in which GlobalOptions Acquisition Corp., a Delaware corporation and our newly created, wholly owned subsidiary, merged with and into GlobalOptions, Inc. As a result of the reverse merger, GlobalOptions, Inc. became our wholly owned operating subsidiary, with GlobalOptions, Inc.’s former security holders acquiring a majority of the outstanding shares of our common stock. At the time of the reverse merger, our corporate name was Creative Solutions with Art, Inc., a Nevada corporation. Following the reverse merger, we changed our name to GlobalOptions Group, Inc. On December 8, 2006, we completed a reincorporation merger whereby we changed our state of incorporation from Nevada to Delaware.

History of Acquisitions

Since becoming a public company in June 2005, we have actively pursued our acquisition strategy.

On August 14, 2005, we purchased substantially all of the assets and liabilities of CBR, a nationwide investigations firm based in Nashville, Tennessee. CBR was the foundation acquisition for our Fraud and SIU Services unit. The CBR acquisition provides us with significant capabilities in the intelligence gathering, surveillance, investigation, risk reduction and litigation exposure reduction fields.

On March 10, 2006, we purchased substantially all of the assets and liabilities of JLWA, a crisis and emergency consulting management firm based in Washington, D.C. JLWA is the only business within our Preparedness Services unit. The JLWA acquisition bolsters our presence in the public safety, crisis and disaster management markets.

On May 12, 2006, we acquired substantially all of the business and assets of Safir, a security consulting, investigative and intelligence firm headquartered in New York City with seven additional offices nationwide. Safir was the foundation acquisition for our Security Consulting and Investigations unit. The Safir acquisition provides us with expertise in corporate and government risk management and the protection of critical infrastructure.

On May 12, 2006, we acquired substantially all of the business and assets of Secure Source, an international risk consulting firm with offices in Washington D.C. and Dallas, Texas. The Secure Source acquisition augments our Fraud and SIU Services unit by providing key capabilities in crisis management, business intelligence, due diligence, executive protection and computer forensics.

On August 10, 2006, we acquired substantially all of the business and assets of Hyperion Risk, a security consulting, investigative and intelligence firm based in Orlando, Florida. The Hyperion Risk acquisition provides additional investigative services such as surveillance, fraud protection and threat assessment to our Fraud and SIU Services unit.

On January 9, 2007, we acquired substantially all of the business and assets of On Line Consulting, a full-service security and fire alarm consulting and design firm headquartered in Oakland, California. The On Line Consulting acquisition adds security and communications systems expertise to our Security Consulting and Investigations unit.

On February 28, 2007, we acquired all of the outstanding common stock of Bode, which provides forensic DNA analysis, proprietary DNA collection products and related research services to law enforcement agencies, federal and state governments, crime laboratories and disaster management organizations. The Bode acquisition significantly expands the size of our Security Consulting and Investigations unit.

On February 28, 2007, we acquired substantially all of the business and assets of Facticon, a surveillance, investigative and business intelligence firm based in Chadds Ford, Pennsylvania. The Facticon acquisition expands our Fraud and SIU Services unit’s risk mitigation expertise in the insurance, legal, business and financial industries.

Reverse Stock Split

On March 6, 2007, as approved by Stockholders on December 5, 2006, the Company effected a 1 for 8 reverse stock split. All disclosures of shares and prices per share of common stock have been restated accordingly.

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

Underwritten Public Offering

On October 29, 2007, we completed an underwritten public offering of 4,500,000 shares of our common stock receiving approximately $20.25 million in gross proceeds ($18.2 million in net proceeds). We also registered approximately 8,000,000 shares of our common stock (including the 5,904,556 shares in connection with our Equity Restructuring) for resale by existing stockholders under a registration statement.

We used a portion of the net proceeds from the proposed underwritten public offering to repay $4.3 million of notes and $38,000 of related accrued interest and have been using the balance of the net proceeds for working capital and general corporate purposes. We may use a portion of the balance of the net proceeds for strategic acquisitions and investments.

In connection with the underwritten public offering, on October 29, 2007 we entered into an agreement with Canaccord Adams Inc. and Morgan Keegan & Company, Inc., as underwriters, who were paid aggregate fees of $1,418,000.

Registration of Additional Shares for Resale

On February 14, 2008, we registered for resale a total of 1,223,565 shares of our common stock, 300,000 shares of which were required to be registered pursuant to the second amendment, dated May 11, 2007, to our asset purchase agreement with WSFM, LLC (f/k/a James Lee Witt Associates, LLC) and the remainder of which were held by our employees, directors, or their affiliates, including certain shares purchased in our Underwritten Public Offering.

Clients

We have completed engagements for clients globally, including foreign, federal, state and local government entities, domestic and foreign Fortune 1,000 corporations, and high net-worth and high-profile individuals. We frequently work with clients on multiple assignments. As required by the highly confidential nature of our work, we keep the identities of our clients strictly confidential.

For the years ended December 31, 2007, 2006 and 2005, a limited number of clients accounted for a substantial percentage of our total revenues. For the year ended December 31, 2007, our two largest clients accounted for approximately 29% and 9% of our revenues. For the year ended December 31, 2006, our two largest clients accounted for approximately 51% and 11% of our revenues. In each of these periods, revenues from our largest client, the State of Louisiana, were derived from one contract related to Hurricane Katrina. During the years ended December 31, 2007 and 2006, revenues from this single contract accounted for 83% and 84% of the revenues generated by our Preparedness Services unit. For the year ended December 31, 2005, our two largest clients accounted for approximately 27% and 11% of our revenues.

Sales and Marketing

Our business is intensely personal due to the highly confidential nature of the engagements and the critical nature of the brands, reputations, competitive positions and overall market perceptions that our services support. We believe our ability to provide services and retain clients is driven largely by reputation and personal relationships. Our senior management team and advisory boards have exceptional backgrounds and include former generals in the military, top government officials and corporate officers, intelligence and law enforcement officers, professional investigators and legal and crisis communications specialists, all of whom can leverage relationships with leaders in both the corporate and government markets.

We believe these relationships give us the opportunity to bring in high-margin, well-known clients and our operational experience allows us to successfully complete these critical engagements. The success of this strategy is demonstrated by the recurring nature of our business with established clients. New opportunities typically arise from the ongoing relationships that our management personnel have with their client counterparts. As executives move to different companies or agencies, they often call upon us in their new environment.

Our sales and marketing strategy is to maintain and expand our reputation and track record, the quality of the services we deliver and the skills and character of the people we deploy on client engagements. In doing so, we intend to provide the high level of investigative, litigation support, crisis management, risk management and protective services demanded by our clients.

Competition

The market for risk mitigation services is very competitive, highly fragmented and subject to rapid change. We operate in a number of geographic and service markets, all of which are highly competitive. We believe the principal competitive factors and key differentiators in this market are reputation, relationships, expertise, quality and scope of service and size of institution. Therefore, new market entrants as well as existing competitors that have strong brand recognition or highly recognized principals in the risk mitigation industry likely pose the greatest threat to our business. We believe, however, our reputation and breadth and depth of services provide us with key competitive strengths and differentiate us from our competitors.

Competitors in the risk management and security market include Control Risks Group Limited, ArmorGroup International plc, Kroll Inc., Toribos GmbH and Olive Security (UK) Ltd. Additionally, many of the national and international accounting and consulting firms, along with other companies such as FTI Consulting, Inc., Securitas AB and its subsidiary, Pinkerton Consulting & Investigations, Inc., Alvarez & Marsal, LLC, AlixPartners LLC, Crossroads LLC, ChoicePoint Inc. and Applied Discovery, Inc., provide investigative, consulting and other services which are similar to services we provide.

Employees

As of March 22, 2008 we had 489 full-time and 78 part-time employees. We enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

Government Regulation

Due to our participation in government contracts, we are subject to audit from time to time for our compliance with government regulations by various agencies. Government agencies may also periodically conduct inquiries or investigations that may cover a broad range of our activities. We believe we operate our business in material compliance with all applicable federal, state and local government regulations and contracts.

We hold a number of General Services Administration (GSA) Federal Schedules, which enable federal and state agencies to buy services and products from us. We are required to be in compliance with the Federal Acquisition Regulations (FAR) in providing these services and products to our federal and state government clients. We are subject to audit by the GSA to assure we maintain compliance with these requirements.

In addition to maintaining our compliance with the FAR and the GSA, some contracts we have with state agencies contain additional requirements. While most states follow the FAR, in each contract, the state may require additional rules and regulations to maintain compliance with each contract. In providing services under each contract, we must be in compliance with contract rules and regulations before we can invoice under the contract. Before making any payments under a contract, a state will review our compliance.

Our investigation and surveillance business must be in compliance with each state’s licensing requirements for providing these services. In each state that we operate our investigation and surveillance business, we maintain the necessary licensing requirements to do business.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. You should consider carefully the specific risk factors described below in addition to the other information contained in this prospectus, including our consolidated financial statements and related notes included elsewhere in the prospectus, before making a decision to invest in our common stock. If any of these risks actually occurs, our business, financial condition, results of operations or prospects could be materially and adversely affected. This could cause the trading price of our common stock to decline and a loss of all or part of your investment.

Risks Related to Our Business and Industry

We are an emerging company with a history of operating losses and may not become profitable.

We were founded in 1998 and are still in the process of developing our four business units: Preparedness Services; Fraud and SIU Services; Security Consulting and Investigations; and International Strategies. We have incurred significant operating losses since inception, including net losses available to common stockholders of approximately $27,928,000, $42,259,000 and $4,550,000 for the years ended December 31, 2007, 2006 and 2005, respectively. We cannot anticipate when or if we will achieve profitability in the future. We may not generate sufficient revenues to meet our expenses, operate profitably or utilize our net operating losses in the future.

Our arrangements with members of our senior management team, or our failure to retain or recruit key personnel, could negatively impact our ability to sell our products and services and grow our business.

Our success will depend to a significant extent upon the abilities, level of service, reputation and relationships of members of our senior management team, our Board of Directors and our advisory boards. Some members of our senior management team work on a part-time basis and some do not have non-competition agreements with us. These arrangements, or any reduction or loss of these individuals’ services, could have a material adverse effect upon our business, particularly if any of our key personnel sought to compete against us.

Our future success and growth also largely depends upon our ability to attract, motivate and retain additional highly competent technical, management, service and operations personnel. Competition for these qualified individuals is highly competitive in the risk mitigation industry, and we cannot guarantee that we will be successful in attracting and retaining this personnel. Departures and additions of key personnel may be disruptive to and detrimentally affect our business, operating results and financial condition.

Because a small number of clients account for a substantial portion of our revenues, the loss of any of these clients, or a decrease in their use of our services, could cause our revenues to decline and losses to increase substantially.

Revenues from our services to a limited number of clients have accounted for a substantial percentage of our total revenues. For the year ended December 31, 2007, our two largest clients accounted for approximately 29% and 9% of revenues. For the year ended December 31, 2006, our two largest clients accounted for approximately 51% and 11% of revenues. For the year ended December 31, 2005, our two largest clients accounted for approximately 27% and 11% of revenues. In each of these periods, revenues from our largest client, the State of Louisiana, were derived from one contract related to Hurricane Katrina. During the years ended December 31, 2007 and 2006, revenues from this single contract accounted for 83% and 84% of the revenues generated by our Preparedness Services unit. Our contract with the State of Louisiana, including our new contract that was recently awarded to us, is a time and materials contract under which the State is not required to purchase a minimum amount of our services. Therefore, this contract could cease producing revenues at any time with little or no notice.

The concentration of our clients can cause our revenues and earnings to fluctuate from quarter-to-quarter and year-to-year, based on the requirements of our clients and the timing of delivery of services. Although the particular clients are likely to change from period to period, we believe that large engagements by a limited number of clients will continue to account for a substantial portion of our revenues in any period or year. In any period or year, the unexpected loss of or decline in business from a major client, or the failure to generate significant revenues from other clients, could have a material adverse effect on our consolidated financial results.

The integration of acquired companies may be difficult and may result in a failure to realize some of their anticipated potential benefits.

We may not be able to integrate or manage businesses that we have acquired or may acquire. Any difficulty in successfully integrating or managing the operations of acquired businesses could have a material adverse effect on our business, financial condition, results of operations or liquidity, and could lead to a failure to realize any anticipated synergies. Our management team also will be required to dedicate substantial time and effort to the integration of any acquisitions. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

We may have difficulty pursuing our acquisition strategy.

 A key part of our growth strategy is to acquire complementary businesses. However, we may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue our acquisition strategy or complete acquisitions on satisfactory terms or at all. A number of competitors have also adopted a strategy of expanding and diversifying through acquisitions, including National Security Solutions Inc., a newly organized blank check company of which Howard Safir, our Chief Executive Officer of our Security Consulting and Investigations Unit, and Adam Safir, our Chief Operating Officer of our Security Consulting and Investigations Unit, are the Chairman of the Board and a director, respectively. Messers. Safir and Safir may have conflicting interests in presenting acquisition opportunities to National Security Solutions Inc. and us. In addition, we will likely experience significant competition in our effort to execute our acquisition strategy. As a result, we may be unable to continue to make acquisitions or may be forced to complete acquisitions on less favorable terms.

Our business is vulnerable to fluctuations in government spending and subject to additional risks as a result of the government contracting process, which often involves risks not present in the commercial contracting process.

Because many of our contracts are with government entities, our business is subject to a number of risks, including global economic developments, wars, political instability, election results, changes in the tax and regulatory environments, foreign exchange rate volatility and fluctuations in government spending. Because many clients are federal, state or municipal government agencies with variable and uncertain budgets, the amount of business that we might receive from them may vary from year to year, regardless of the perceived quality of our business.

Moreover, competitive bidding for government contracts presents a number of risks that are not typically present in the commercial contracting process, including:

•	the need to devote substantial time and attention of our management team and key personnel to the preparation of bids and proposals for contracts that may not be awarded to us; and

•
the expenses that we might incur and the delays and revenue loss that we might suffer if our competitors protest or challenge contract awards made to us pursuant to competitive bidding. Such a protest or challenge could result in the resubmission of bids based on modified specifications, or in the termination, reduction or modification of the awarded contract.

If we are unable to consistently win new government contract awards over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure such contract awards, our growth strategy and our business, financial condition and operating results could be materially adversely affected.

Our professional reputation, which is critical to our business, is especially vulnerable to circumstances outside our control.

We depend upon our reputation and the individual reputations of our senior management team and advisory boards to obtain new client engagements. We also obtain a substantial number of new engagements from existing clients or through referrals from existing clients. Anything that diminishes our reputation or the reputations of our senior management team and advisory boards may make it more difficult to compete for new engagements or to retain existing clients and, therefore, could materially adversely affect our business. For example, a national television news story that contained allegations regarding JLWA’s performance and billing practices under our contract with the State of Louisiana prompted a State auditor to review these allegations. Although we were awarded and subsequently executed a renewal contract with the State, the State may terminate this new contract without penalty upon limited notice. Any circumstances, including those where we are not at fault, and including any repercussions from the above events, that might publicly damage our goodwill, injure our reputation or damage our business relationships may lead to a broader material adverse effect on our business or prospects through loss of business, goodwill, clients, agents or employees. In particular, if the State of Louisiana were to terminate our contract, it may have a material adverse effect on our business.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could cause our stock price to decline.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business could be harmed.

Commencing for the year ending December 31, 2007, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting. Furthermore, our registered independent public accounting firm will be required to report on our assessment of the effectiveness of our internal control over financial reporting and separately report on the effectiveness of our internal control over financial reporting beginning with our year ending December 31, 2008.

Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were not effective at December 31, 2007. We have identified the following matters that would constitute a material weakness (as that term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2): our financial closing process, a lack of segration of financial responsibilities and the need for additional qualified financial accounting personnel. We have taken specific actions to remediate the material weakness, including the continued training of financial personnel with regard to the quarterly closing process and the further development of standardized applications within our integrated general software applications. We intend to expand our accounting staff and continue to further strengthen our controls and procedures regarding the closing process. However, there is no assurance that these effort will be adequate to remedy the abovementioned deficiencies.

In addition, if we fail to augment or maintain the adequacy of our internal accounting controls, as these standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action, result in delays or inaccuracies in reporting financial information or cause investors to lose confidence in our reported financial information, any of which could cause our stock price to decline.

In order to comply with public reporting requirements, we may need to strengthen the financial systems and controls of any business we acquire, and the failure to do so could adversely affect our ability to provide timely and accurate financial statements.

Immediately upon the acquisition of any company, we will be responsible for ensuring that the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) of any acquired company are effectively designed, operated and integrated with our disclosure controls and procedures. Our management and our independent registered public accounting firm may be required to test any acquired business’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing of internal control by our independent registered public accounting firm, may reveal deficiencies in an acquired company’s financial systems that are deemed to be material weaknesses with respect to our financial systems. The existence of these material weaknesses or any failure to improve an acquired company’s financial systems could result in delays or inaccuracies in reporting financial information, or non-compliance with Securities and Exchange Commission (SEC) reporting and other regulatory requirements, any of which could subject us to sanctions from the SEC and The Nasdaq Stock Market, Inc. and adversely affect our business and stock price.

Our business depends, in part, on the occurrence of unpredictable events.

Our Preparedness Services unit assists governments, corporations and individuals in connection with, among other things, emergency management issues and natural and other disaster preparedness and recovery efforts. Our revenues may fluctuate significantly depending upon the occurrence, or anticipated occurrence, of events of this nature. For example, for the years ended December 31, 2007 and 2006, 29% and 51% of our revenues, or 61% and 89% of our revenues from government contracts, respectively, were generated by one contract with the State of Louisiana related to Hurricane Katrina. Accordingly, any decrease in demand for our services in this area could materially adversely affect our results of operations.

We may not be able to manage our growth or meet marketplace demands effectively.

We have expanded significantly in the past few years and intend to maintain our focus on growth. However, our growth will place additional demands on our resources and we cannot be sure that we will be able to manage our growth effectively. In order to successfully manage our growth, we will need to:

•	expand and enhance our administrative infrastructure;

•	continue to improve our management, financial and information systems and controls; and

•	recruit, train, manage and retain our employees effectively.

Continued growth could place a strain on our management, operations and financial resources. In addition, this growth may adversely affect our ability to service the demands of our clients or the quality of services we provide. If we are unable to meet these demands or our clients’ expectations, our competitors may be able to gain a greater market share in the risk mitigation markets generally, as well as gain a greater share of our clients’ business. We cannot assure you that our infrastructure, operational, financial and management controls, reporting systems and procedures, facilities and personnel will be adequate to support our future operations or to effectively adapt to future growth. Our expected addition of personnel and capital investments will increase our fixed costs, which will make it more difficult for us to offset any future revenue shortfalls with short-term expense reductions. If we cannot manage our growth effectively, our business and results of operations may be adversely affected.

We may not be able to realize the entire book value of goodwill from acquisitions.

As of December 31, 2007, we had approximately $19,768,000 of goodwill, which represented approximately 30% of our total assets. All of this goodwill resulted from previous acquisitions, and it is possible that future acquisitions will result in additional goodwill. We have implemented the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which requires that existing goodwill not be amortized, but instead be assessed annually for impairment or sooner if circumstances indicate a possible impairment. We determined that, at December 31, 2007, the amount of goodwill carried by our Fraud and SIU Services segment was in excess of fair value by approximately $5,144,000. As a result, we recorded a $5,144,000 impairment charge during the year ended December 31, 2007. We determined that, at December 31, 2006, the amount of goodwill carried by our Fraud and SIU Services and Security Consulting and Investigations segments was in excess of fair value by approximately $1,135,000 and $1,894,000, respectively. As a result, we recorded a $3,029,000 impairment charge during the year ended December 31, 2006. In the event that we again determine the book value of goodwill is further impaired, any such impairment would be charged to earnings in the period of impairment. Any such future impairment of goodwill under SFAS No. 142 could have a material adverse effect on our results of operations.

Competitive conditions could adversely affect our business.

We operate in a number of geographic and service markets, all of which are highly competitive. There are relatively few barriers preventing companies from competing with us and we do not own any patents or other technology that, by itself, precludes or inhibits others from entering our markets. As a result, new market entrants, particularly those who already have recognizable names in the risk mitigation industry, will likely pose a threat to our business. If we are unable to respond effectively to our competitors, some of which have greater financial resources or name recognition, our business and results of operations will be materially adversely affected. In the risk management and security market, our competitors include Control Risks Group Limited, ArmorGroup International plc, Kroll Inc., Toribos GmbH and Olive Security (UK) Ltd. Many of the national and international accounting and consulting firms, along with other companies such as FTI Consulting, Inc., Securitas AB and its subsidiary, Pinkerton Consulting & Investigations, Inc., Alvarez & Marsal, LLC, AlixPartners LLC, Crossroads LLC, ChoicePoint Inc. and Applied Discovery, Inc., provide investigative, consulting and other services which are similar to services we provide. Some of these firms have indicated an interest in providing services on a broader scale similar to ours and may prove to be formidable competitors if they elect to devote the necessary resources to these competitive businesses. The national and international accounting, consulting and risk management firms have significantly larger financial and other resources than we have, greater name recognition and long-established relationships with their clients, which also are likely to be clients or prospective clients of our company.

We are a worldwide business and are therefore influenced by factors and regulations in many countries.

We undertake our business worldwide. The occurrence of any of the following risks relating to the conduct of our business in foreign countries could have a material adverse effect on the market for our services, their value to our clients or our ability to provide them:

•	changes in, and difficulty in complying with, laws and regulations of the different countries, including authority to trade or perform our existing and future services;

•	nullification, modification and renegotiation of contracts;

•	reversal of current policies, including favorable tax policies, encouraging foreign investment or foreign trade, or relating to the use of local agents;

•	restrictive actions by local governments, including tariffs and limitations on imports and exports; and

•	difficulty in collecting accounts receivable and longer collection times.

The occurrence of any of these risks could materially adversely affect our results of operations or financial condition.

Clients can terminate engagements with us on short notice or with no notice.

A majority of our engagements are project-based and are generally terminable by either party on short-term notice. As a result, our clients, including the State of Louisiana under the contract that it awarded to us in September 2007, are not obligated to continue using our services at historical levels or at all, and may cancel their arrangements with us without penalty. Identifying and engaging new clients can be a lengthy and difficult process. If a significant amount of our clients cease using our services around the same time, we could experience an adverse effect on our results of operations.

Our inability to accurately forecast costs of fixed price contracts could result in lower than expected margins and profitability.

The profitability of fixed price projects is primarily determined by our success in correctly estimating and thereafter controlling project costs. Costs may in fact vary substantially as a result of various factors, including underestimating costs, need for unforeseen specialized subcontractors, difficulties with new technologies and economic, regulatory and other changes that may occur during the term of the contract. If for any reason the costs are substantially higher than expected, we may incur losses on fixed price contracts and our profitability could be adversely affected.

We may need to raise additional funds to consummate an acquisition or continue our operations.

An unforeseen reduction in our revenues or cash flows, an increase in operating expenses or the consummation of an acquisition may require us to raise additional funds. To the extent we encounter additional opportunities to raise cash, we may sell additional equity or convertible debt securities, which would result in further dilution of our stockholders. Stockholders may experience substantial dilution due to our current stock price and the amount of financing we may need to raise, and any securities we issue may have rights senior to our common stock. Any future indebtedness may contain covenants that restrict our operating flexibility.

We have limited access to the capital markets. The capital markets have been unpredictable in the past, especially for unprofitable companies such as ours. In addition, the amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. As a result, efforts to secure financing on terms attractive to us may not be successful, and we may not be able to secure additional financing on any terms.

If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, results of operations and financial condition may be materially adversely affected.

Compliance with changing corporate governance and public disclosure regulations may result in additional expenses.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and The Nasdaq Stock Market LLC’s marketplace rules, require a substantial amount of management attention and financial and other resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and divert management from revenue-generating activities.

We may become subject to significant legal proceedings.

We are subject from time to time to litigation and other adverse claims related to our businesses, some of which may be substantial. These claims have in the past been, and may in the future be, asserted by persons who are screened by us, regulatory agencies, clients or other third parties. We are currently defendants in a litigation with an entity that brought an action against Facticon prior to our acquisition of Facticon in February 2007 and subsequently we were added as a party to this litigation. At March 24, 2008, we believe our maximum liability, less amounts we expect to recover from the sellers of Facticon will be limited to $693,000, but there can be no assurance that our exposure may not exceed this. Resolution of this matter and any other matters in which we are or may become defendants may negatively impact our results of operations or cash flows, as well as our reputation.

Our exposure in a future liability action could exceed our insurance coverage.

Some of our service offerings involve high risk activities. We may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate for any of our activities and cannot guarantee that every contract contains or will contain limitations on our liability below these policy limits. Because of the increasing cost of liability insurance, purchasing sufficient amounts of insurance coverage, or additional insurance when needed, could be prohibitively expensive. If we are sued for any injury caused by our business offerings, our liability could exceed our total assets. Any claims against us, regardless of their merit or eventual outcome, could have a detrimental effect upon our business, operating results and financial condition.

We may be subject to increased regulation regarding the use of personal information.

Some of the data and services that we provide, including DNA testing conducted by Bode, are subject to regulation by various federal, state and local regulatory authorities, which may become more stringent in the future. Federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace, and adverse publicity or potential litigation concerning the commercial use of such information, may negatively affect our operations and could result in substantial regulatory compliance expense, litigation expense or revenue loss.

If we are unable to manage successfully our relationships with our information suppliers, the quality and availability of our services may be harmed.

We obtain some of the data used in our services from third-party information suppliers, some of which are government entities. If a supplier is no longer able or willing to provide us with data, we may need to find alternative sources. There is no assurance that we will obtain new agreements with third-party suppliers on favorable terms, if at all. If we are unable to identify and contract with suitable alternative data suppliers and integrate these data sources into our service offerings, we could experience service disruptions, increased costs and reduced quality of our services. Loss of such access or the availability of data in the future due to increased government regulation or otherwise could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Common Stock

Our common stock price has fluctuated considerably and stockholders may not be able to resell their shares at or above the price at which their shares were purchased.

Since our reverse merger in June 2005, the high and low bid price for our common stock has been $32.00 and $1.47 per share, respectively. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:

•	factors affecting demand for risk mitigation services such as the domestic and global security environment, competition and general economic conditions;

•	fluctuation in government spending that affects our contracts with government entities; and

•	changes in the laws and regulations of different countries that affect our ability to perform the services of a and risk mitigation and management services company.

The stock market in general has experienced extreme price fluctuations. The market prices of shares of companies in the security industry have experienced fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Price volatility might be worse if the trading volume of our common stock continues to be low.

Our common stock has historically been sporadically or thinly traded. While our common stock became listed on the Nasdaq Capital Market on September 26, 2007, there is no guarantee that our trading volume will increase. As a result, the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we went public through a “reverse merger” and remain a small company, which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of these persons, they may be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our common stock until we become more financially viable. As a consequence, there may be periods of several days or more when trading activity in our shares is low and a stockholder may be unable to sell his shares of common stock at an acceptable price, or at all. We cannot give stockholders any assurance that a broader or more active public trading market for our common stock will develop or be sustained, that current trading levels will be sustained or that we will continue to meet the requirements for listing on the Nasdaq Capital Market.

A significant number of our shares recently became eligible for sale, and their sale could depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock.

As of March 26, 2008, there were approximately 9,983,390 shares of our common stock outstanding and, subject to a 4.99% beneficial ownership limitation, an additional 3,732,808 shares of our common stock will be issuable upon conversion of our Series D Convertible Preferred Stock. In addition, if we undertake any additional financings involving securities convertible into shares of our common stock, the aggregate number of shares into which those securities are convertible will further increase our overhang.

In our Registration Statement on Form SB-2, filed on August 2, 2007, as amended, which was declared effective by the Securities and Exchange Commission on October 23, 2007, an aggregate of 7,979,603 shares of our common stock, including the 5,904,556 shares of common stock issued following the completion of our Equity Restructuring, the automatic conversion of the Series C Convertible Preferred Stock and the conversion of the Series D Convertible Preferred Stock, were registered for resale and are now freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”).

In our Registration Statement on Form S-3, filed on February 1, 2008, which was declared effective by the Securities and Exchange Commission on February 14, 2008, an aggregate of 1,223,565 shares of our common stock were registered for resale, including certain shares purchased in our Underwritten Public Offering by certain members of our management and board of directors, and are now freely tradable without restriction or further registration under the Securities Act.

As these shares of our common stock are resold in the public market, the supply of our common stock will increase significantly, which could decrease its price.

Our executive officers, directors and 10% stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our executive officers, directors and 10% stockholders control approximately 22% of the voting power represented by our outstanding shares and may increase this voting power to 46% of our outstanding shares upon the conversion of all outstanding Series D Preferred Stock into common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

We do not anticipate paying cash dividends for the foreseeable future, and the lack of dividends may have a negative effect on our stock price.

We have never declared or paid any cash dividends or distributions on our common stock and our senior credit facility prohibits us from paying dividends. We currently intend to retain our future earnings, if any, to support operations and to finance our growth strategy and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Provisions in our certificate of incorporation and by-laws may deter third parties from acquiring us and could lead to the entrenchment of our Board of Directors.

Our certificate of incorporation and by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our Board of Directors, including the following:

•	we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	stockholder action by written consent must be unanimous;

•	stockholders may only remove directors for cause;

•	vacancies on the Board of Directors may be filled only by the directors; and

•	we require advance notice for stockholder proposals.

These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions that you desire. The anti-takeover defenses in our certificate of incorporation and by-laws could discourage, delay or prevent a transaction involving a change in control of our company.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2.    Properties

Our operational headquarters is located in Washington, D.C. and our administrative headquarters is located in New York, New York. We have additional offices in Arkansas, California, Florida, Georgia, Illinois, Massachusetts, Michigan, Tennessee, Texas and Virginia. All of our offices are leased and we do not consider any specified leased facility to be material to our operations. We believe that equally suited facilities are available in several other areas throughout the U.S. The following table summarizes information with respect to our material facilities:

Business Unit	Location	Area (sq.feet)	Year of Lease Expiration
Corporate Headquarters:	New York, New York	4,525	2008

Preparedness Services:	Washington, D.C.	15,294	2015
	Little Rock, Arkansas	4,000	2009

Fraud and SIU Services:	Orlando, Florida	7,872	2011
	Brea, California	5,020	2011
	Nashville, Tennessee	2,942	2012

Security Consulting and Investigations:	Lorton, Virginia	38,505	2016
	New York, New York	9,179	2015
	Dallas, Texas	5,500	2012
	San Francisco, California	5,042	2012

Item 3. Legal Proceedings

From time to time, we are involved in litigation arising in the ordinary course of business. We do not believe that we are involved in any litigation that is likely, individually or in the aggregate, to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Peter Anchondo v. Facticon Inc. and GlobalOptions Group, Inc.

This case was filed by the Plaintiff originally against Facticon prior to our acquisition of assets of Facticon (February 28, 2007) in the U.S. District Court for the Central District of California, wherein the Plaintiff, as a class action, is alleging that Facticon failed to pay overtime wages. Subsequent to the acquisition, we were added as a defendant in said case, under the successor liability theory.  Under the terms of an escrow agreement, as amended, entered into by and between us and Facticon,  the escrow provides that 85,700 shares of our common stock and $100,000 in cash funds shall be held to satisfy this and other pre-acquisition obligations of Facticon. We have put Facticon on notice, and the stockholders of Facticon agree, we will not distribute any funds or stock as provided under the asset purchase agreement until this matter is resolved, and if necessary shall use such stock and cash to resolve such matter. A Motion for Summary Judgment has been filed for the Court to determine whether we are liable under this as a successor liable company. On March 7, 2008, the Court issued a ruling denying our Motion for Summary Judgment and issued a ruling granting a Summary Judgment in favor for the Plaintiffs ruling that we were in fact a successor party to the Plaintiffs actions, and this ruling by the Court is in opposition of the Court’s original ruling dated March 3, 2008 (the “Preliminary Ruling”), wherein it granted our Motion for Summary Judgment. Due to the Court’s apparent error in its final ruling being in complete opposition of its Preliminary Ruling, we will file a Motion for Reconsideration. No assurance can be given that the Court will reverse its final ruling. We have established a reserve for such case net of amounts expected to be received through the liquidation of Facticon assets held in escrow, in the amount of $693,000 to offset the risk of damages for this matter. Notwithstanding the legal reserve, we will vigorously defend this matter.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock is quoted on the Nasdaq Capital Market under the symbol GLOI. From June 27, 2005 to March 6, 2007, when we effectuated a 1-for-8 reverse stock split, our common stock was quoted on the OTC Bulletin Board under the symbol GLOI.OB, and from March 7, 2007 to September 25, 2007, our common stock was quoted on the OTC Bulletin Board under the symbol GOPG.OB. Prior to June 27, 2005, there was no active market for our common stock. Based upon information furnished by our transfer agent, as of March 26, 2008, we had 212 holders of record of our common stock.

The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by the OTC Bulletin Board (as adjusted for the reverse stock split) and NASDAQ, as applicable:

Fiscal Year 2006	High	Low
First Quarter	$22.24	$16.08
Second Quarter	23.20	15.20
Third Quarter	20.00	12.00
Fourth Quarter	16.40	10.24

Fiscal Year 2007	High	Low
First Quarter	$15.44	$8.75
Second Quarter	10.55	7.50
Third Quarter	8.30	3.02
Fourth Quarter	8.05	3.15

Fiscal Year 2008	High	Low
First Quarter (1)	$4.02	$1.47

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. Our senior credit facility prohibits us from paying dividends. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our Board of Directors and paid on an as-converted basis to the holders of our Series D Convertible Preferred Stock.

(1) From January 1, 2008 through March 21, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2007. See “Executive Compensation—Benefit Plans” for a description of our stock option and incentive plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	1,191,665	$13.72	879,516
Equity compensation plans not approved by security holders	—	—	—
Total	1,191,665	$13.72	879,516

(1)
Our 2005 Stock Option Plan, 2006 Stock Option Plan and 2006 Long-Term Incentive Plan were adopted by our stockholders on August 8, 2005, June 12, 2006 and December 5, 2006, respectively. On October 17, 2006, our Board of Directors approved, and stockholders later ratified, that the remaining shares reserved, but unissued, with respect to any awards under the 2005 Stock Option Plan and 2006 Stock Option Plan were unreserved and that no new awards were to be issued under these plans.

Sale of Unregistered Securities

Pursuant to that certain second amendment to asset purchase agreement by and between us and WSFM, LLC (f/k/a James Lee Witt Associates, LLC), dated May 11, 2007, on January 30, 2008, we issued 300,000 shares of our common stock to certain designees of WSFM, LLC valued at $2,880,000 as part of the consideration for the sale of the assets of WSFM, LLC.

Pursuant to certain stock purchase agreements dated February 1, 2008, on February 20, 2008, we issued 1,567 shares of our common stock to Verus International Group, Ltd., of which John Oswald, one of our directors, is Chief Executive Officer, valued at $15,000, 9,480 shares of our common stock to Athorn, Clark and Partners, Inc. valued at $70,000, and an aggregate of 15,937 shares of our common stock to designees of Lippert/Heilshorn and Associates, Inc. valued at $82,500 in connection with services provided to us.

All sales of securities described herein were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients either received adequate information about us or had adequate access, through their relationship with us, to information about us.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. Please see “Forward-Looking Statements” and “Risk Factors” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

GlobalOptions is an integrated provider of risk mitigation and management services to government entities, Fortune 1,000 corporations and high net-worth and high-profile individuals. We enable clients to identify, assess and prevent natural and man-made threats to the well-being of individuals and the operations of governments and corporations. In addition, we assist our clients in recovering from the damages or losses resulting from the occurrence of acts of terror, natural disasters, fraud and other risks. Our vision is to continue to build a comprehensive risk mitigation solutions company through both organic growth and acquisitions. In pursuit of our strategy, we have acquired and integrated eight complementary risk mitigation businesses since August 2005 that contributed an aggregate of approximately $84.8, $58.9 and $3.9 million in revenues to our business during the years ended December 31, 2007, 2006 and 2005, respectively.

We believe our reputation, credentials and personal relationships provide us with a competitive advantage in securing new business. Our senior management team and advisory boards have extensive industry backgrounds and include former generals in the military, top government officials and corporate officers, intelligence and law enforcement officers, professional investigators and legal and crisis communications specialists.

We deliver risk mitigation and management services through the following four business units:

•
Preparedness Services develops and implements crisis management and emergency response plans for disaster mitigation, continuity of operations and other emergency management issues for governments, corporations and individuals. This unit is comprised of our JLWA acquisition.

•
Fraud and SIU Services provides investigative surveillance, anti-fraud solutions and business intelligence services to the insurance industry, law firms and multinational organizations. This unit is comprised of the following acquired companies: CBR; Hyperion Risk, Inc. (Hyperion Risk); Secure Source, Inc. (Secure Source); and Facticon.

•
Security Consulting and Investigations delivers specialized security and investigative services, such as security assessments, threat analyses and forensic DNA analysis and casework, to governments, corporations and individuals. This unit is comprised of the following acquired companies: Safir Rosetti, LLC (Safir); Bode; and On Line Consulting.

•
International Strategies provides a full range of security and risk management services, such as global business intelligence, investigations and litigation support, and personal protection, to foreign and domestic governments, corporations and individuals. Our International Strategies unit was our original core business.

Our Preparedness Services, Fraud and SIU Services, and Security Consulting and Investigations units represent our three financial reporting segments. Our International Strategies business unit, on the basis of its relative materiality, is included in our Fraud and SIU Services segment.

The following table represents the revenue contribution by each of these three reporting segments as a percentage of our total revenues:

	For the Years Ended December 31,
Segment	2007	2006	2005

Preparedness Services	35.4%	60.7%	14.0%
Fraud and SIU Services	28.1	26.7	77.2
Security Consulting and Investigations	36.5	12.6	8.8
Total	100.0%	100.0%	100.0%

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

Operating Expenses

Our selling and marketing expenses primarily include salaries and commissions, as well as travel and other expenses, incurred by our employees who are involved in selling and promoting our services. The accrued earnout expenses related to the acquisition of JLWA are also reflected in our selling and marketing expenses. Our general and administrative expenses consist primarily of salaries, bonuses and stock-based compensation for our employees not performing work directly for our clients. Also included in general and administrative expenses are corporate support expenses such as legal and professional fees, investor relations, human resources, facilities, telecommunication support services, information technology, stock option expenses, salaries for members of our senior management team and impairment losses recognized on goodwill.

Results of Operations

The following is a summary of our operating results as a percentage of our total consolidated revenues for the periods indicated:

	For the years ended December 31,
	2007	2006	2005

Revenues	100%	100%	100%
Cost of revenues	56	52	56

Gross profit	44	48	44

Operating expenses:
Selling and marketing	17	14	6
General and administrative	52	41	77
Impairment loss on goodwill and intangibles	6	5	-

Total operating expenses	75	60	83

Loss from operations	(31)	(12)	(39)
Other income (expense), net	(1)	(17)	-

Net loss	(32)	(29)	(39)
Deemed dividends to Series A and B convertible preferred stockholders	-	(39)	(11)

Net loss applicable to common stockholders	(32)%	(68)%	(50)%

Corporate Developments

Nasdaq Capital Market Listing

Our common stock was approved for listing on the Nasdaq Capital Market as of September 21, 2007. On September 26, 2007, our common stock commenced trading on Nasdaq under the symbol “GLOI.”

2007 Acquisitions

In January 2007, we acquired On Line Consulting to expand our Security Consulting and Investigations unit. The addition of On Line Consulting provides us with a full-service security and fire alarm consulting and design firm.

In February 2007, we acquired Bode to expand our Security Consulting and Investigations unit. The addition of Bode gives us the ability to provide forensic DNA analysis, proprietary DNA collection products and related research services to law enforcement agencies, federal and state governments, crime laboratories and disaster management organizations.

In February 2007, we acquired Facticon to expand our Fraud and SIU Services unit. The addition of Facticon provides us with additional surveillance, investigative and business intelligence capabilities.

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

In addition, to minimize the impact of concentrated voting power, a limited number of holders, whose receipt of common stock in the Equity Restructuring would have caused them to beneficially own in excess of 4.99% of our outstanding common stock, received shares of Series D Preferred Stock in lieu of shares of common stock. Similarly, some of these holders received one share of Series D Preferred Stock upon the automatic conversion of each share of their Series C Preferred Stock upon the consummation of the underwritten public offering. The Series D Preferred Stock is non-voting, has a nominal $0.001 per share liquidation preference and is convertible into common stock to the extent that a holder’s beneficial ownership of our common stock falls below the 4.99% threshold.

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

The contract renewal process, which coincided with a request by the State to bring in more contractors and locally-hired personnel, took more time than expected to complete. As a result, our 2007 revenues were adversely affected, as a portion of the revenues we expected to recognize in 2007 under this contract were delayed until 2008.

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

We used a portion of the net proceeds from the proposed underwritten public offering to repay $4.3 million of notes and $38,000 of related accrued interest and have been using the balance of the net proceeds for working capital and general corporate purposes. We may use a portion of the balance of the net proceeds for strategic acquisitions and investments.

In connection with the underwritten public offering, the Company entered into an October 29, 2007 agreement with Canaccord Adams Inc. and Morgan Keegan & Company, Inc., as underwriters, who were paid aggregate fees of $1,418,000.

Conversion of Series C Convertible Preferred Stock

Upon the closing of the underwritten public offering on October 29, 2007, the then outstanding 59,400 shares of Series C Convertible Preferred stock automatically converted into 1,5141,167 shares of common stock and 36,282.8 shares of Series D Convertible Preferred Stock, currently convertible into 2,418,975 shares of common stock.

Modification to the Line of Credit Agreement

On November 6, 2007, GlobalOptions entered into an amendment to the agreement with the financial institution that provides the line of credit. The amendment increased to $20,000,000 the amount available under the line of credit and modified certain liquidity and financial earnings covenants.

York Agreement

On December 17, 2007, we entered into a five-year agreement (the “York Agreement”) with York Insurance Services Group (“York ISU”) whereby our Fraud & SIU unit will serve as a preferred provider of investigative services for York ISG and will perform SIU and surveillance services to assist in exposing potential insurance fraud.  Based upon York ISG’s current revenue the York Agreement could be worth up to $10 million over five years for us.  In connection with the York Agreement, we paid York ISG an inducement fee of $850,000 and are required to pay York ISG up to an additional $150,000 if certain revenue targets are met.  In addition, we agreed to share with York ISG certain revenue generated in excess of threshold amounts.

Also, York has agreed not to compete against our Fraud & SIU unit for the duration of the York Agreement.

Registration of Additional Shares for Resale

On February 14, 2008, we registered for resale a total of 1,223,565 shares of our common stock, 300,000 shares of which were required to be registered pursuant to the second amendment, dated May 11, 2007, to our asset purchase agreement with WSFM, LLC (f/k/a James Lee Witt Associates, LLC) and the remainder of which were held by our employees, directors, or their affiliates, including certain shares purchased in our Underwritten Public Offering.

GlobalOptions’ Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues

We had overall revenues of $87,131,000 for the year ended December 31, 2007, as compared to revenues of $61,924,000 for the year ended December 31, 2006, for an overall increase of $25,207,000 or 41%. The increase in revenues for the year ended December 31, 2007 was primarily attributable to our new client account relationships that we obtained through the execution of our acquisition plan.

Preparedness Services revenues were $30,823,000 for the year ended December 31, 2007, as compared to $37,556,000 for the year ended December 31, 2006. The decrease of $6,732,000 or 18% was primarily attributable to a decrease in revenue from the State of Louisiana (principally in the third quarter of 2007), partially offset by JLWA’s revenues only being included since its March 10, 2006 acquisition date. In the aftermath of Hurricane Katrina, JLWA was retained by the State of Louisiana to provide advice on the state’s overall response and recovery efforts. Subsequently, JLWA was retained to establish and manage the State’s relief program related to Hurricanes Katrina and Rita. The State of Louisiana represented $25,536,000 for the year ended December 31, 2007, as compared to $31,690,000 of revenues for the year ended December 31, 2006. The reduction in revenue in 2007 of $6,154,000 or 19% for the State of Louisiana was due to the scope of our work being narrowed and the transfer of certain of our personnel to the State of Louisiana. Furthermore, the contract renewal process, which coincided with a request by the State to bring in more contractors and locally-hired personnel, took more time than expected to complete. As a result, our 2007 revenues were adversely affected, as a portion of the revenues we expected to recognize in 2007 under this contract were delayed until 2008.

Fraud and SIU Services revenues were $24,493,000 for the year ended December 31, 2007, as compared to $17,901,000 for the year ended December 31, 2006. The increase of $6,592,000 or 37% was primarily attributable to the expansion of our client base through the acquisitions of Hyperion Risk in August 2006 and Facticon on February 28, 2007, including the addition of a significant new third party administrator client, through whom we generated $1,705,000 of investigation related revenue for the year ended December 31, 2007.

Security Consulting and Investigations revenues were $31,815,000 for the year ended December 31, 2007, as compared to $6,467,000 for the December 31, 2006. The increase of $25,348,000 or 392% was attributable to the client base that we acquired in connection with the acquisitions of Safir in May 2006 for security consulting and investigations, Secure Source in May 2006 for international risk mitigation and executive protection, On Line Consulting in January 2007 for fire and other building security, and Bode at the end of February 2007 for data banking and DNA investigations.

Gross Profit

Our consolidated gross profit for the years ended December 31, 2007 and 2006 was $38,162,000 and $29,681,000, reflecting gross profit margins of 44% and 48%, respectively. Preparedness Services gross profit was $13,559,000 or 44% of this segment’s revenues for the year ended December 31, 2007, as compared to $18,710,000 or 50% of this segment’s revenues for the year ended December 31, 2006. The reduction in gross profit percentage was attributable to certain price reductions that we provided to Louisiana in order to competitively position ourselves for the 2007 contract renewal. Fraud and SIU Services gross profit was $11,117,000 or 45% of this segment’s revenues for the year ended December 31, 2007, as compared to $8,340,000 or 47% of this segment’s revenues for the year ended December 31, 2006 due to changes in customer programs. Security Consulting and Investigations gross profit was $13,486,000 or 42% of this segment’s revenues for the year ended December 31, 2007, as compared to $2,631,000 or 41% of this segment’s revenues for the year ended December 31, 2006.

Operating Expenses

Selling and marketing expenses were $14,821,000 or 17% of revenues for the year ended December 31, 2007, as compared to $8,635,000 or 14% of revenues for the year ended December 31, 2006. The increase of approximately $6,186,000 or 72% is primarily attributable to the increase in the JLWA acquisition earnout expense of $2,517,000, from $5,228,000 for the year ended December 31, 2006 to $7,745,000 for the year ended December 31, 2007. The substantial increase in earnout expense is due to the acceleration of earnout expense of $6,330,000 incurred in connection with the May 11, 2007 JLWA Modification Agreement. General and administrative expenses were $44,908,000 or 51% of revenues for the year ended December 31, 2007, as compared to $25,354,000 or 41% of revenues for the year ended December 31, 2006. The increase of $19,080,000 or 75% is attributable to increased personnel, our 2007 and 2006 acquisitions, legal, accounting and other professional fees incurred in order to fulfill our responsibilities as a public company, costs incurred for our equity restructuring and costs incurred for due diligence related to the execution of our acquisition plan.

Other Income (Expense), Net

Interest expense was $813,000 for the year ended December 31 2007, as compared to $653,000 for the year ended December 31, 2006. The increase of $160,000 or 25% was attributable to higher balances on the Company’s line of credit as well as an increase in debt related to acquisitions during 2007.

Other expenses of $700,000 for the year ended December 31, 2007 is attributable to a prepayment premium of $800,000 incurred in connection with the accelerated payment of a $4.5 million promissory note due to the JLWA sellers, offset by a gain resulting from a lease settlement.

We also incurred costs in conjunction with notes payable issued on March 10, 2006, May 12, 2006 and June 28, 2006. These costs were capitalized to deferred financing costs, amortized over the term of the related debt and are presented as other income (expense), net. Additionally, in accordance with Emerging Issues Task Force Issue No. 00-27 “Application of Issue 98-5 to Certain Convertible Instruments,” the notes issued on June 28, 2006 were considered to have a beneficial conversion premium feature. For the year ended December 31, 2006, we recorded a debt discount of $6,922,000 related to this conversion premium and we recorded a debt discount of $600,000 as the value of the beneficial conversion feature related to the 8% promissory note issued in conjunction with the acquisition of Safir on May 12, 2006.

The aggregate of $2,695,000 of deferred financing costs, as well as the aggregate of $7,523,000 of deferred debt discounts, were amortized through June 29, 2006, the date the notes were exchanged for our Series B Convertible Preferred Stock.

Deemed Dividends to Series B Convertible Preferred Stockholders

At June 29, 2006, the date of issuance of our Series B Convertible Preferred Stock and related warrants, the fixed conversion price of the Series B Convertible Preferred Stock of $16.00 represented a discount to the market value of our common stock of $17.60 per share. In accordance with EITF 00-27 and EITF 98-5, we determined the relative fair value of the Series B Convertible Preferred Stock and warrants and allocated the proceeds received on a relative fair value basis. Based upon this calculation, the effective conversion price of the Series B Convertible Preferred Stock was determined to be $10.24 per common share, resulting in a beneficial conversion feature for a deemed dividend of $24,413,000 for the year ended December 31, 2006.

GlobalOptions’ Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

We had overall revenues of $61,924,000 for the year ended December 31, 2006, as compared to revenues of $9,028,000 for the year ended December 31, 2005, for an overall increase of $52,896,000 or approximately 586%. The increase in revenues for the year ended December 31, 2006 is primarily attributable to our new client account relationships that we obtained through the execution of our acquisition plan.

Preparedness Services revenues were approximately $37,556,000 for the year ended December 31, 2006, as compared to $1,261,000 for the year ended December 31, 2005. The increase of $36,295,000 is primarily attributable to the JLWA operations, which we acquired on March 10, 2006. The State of Louisiana represented $31,690,000 of revenues for the year ended December 31, 2006.

Fraud and SIU Services revenues were approximately $16,550,000 for the year ended December 31, 2006, as compared to $6,969,000 for the year ended December 31, 2005. The increase of $9,581,000 is primarily attributable to the expansion of our client base through the acquisitions of CBR in August 2005 and Hyperion Risk in August 2006, including the addition of a significant third-party insurance administrator client, through whom we generated $6,637,000 and $2,403,000 of investigation related revenues during the years ended December 31, 2006 and 2005, respectively.

Security Consulting and Investigations revenues were approximately $7,818,000 for the year ended December 31, 2006, as compared to $798,000 for the year ended December 31, 2005. The increase of $7,020,000 is primarily attributable to the diverse client base that we acquired in connection with the acquisition of Safir in May 2006.

Gross Profit

Our consolidated gross profit for the years ended December 31, 2006 and December 31, 2005 was $29,681,000 and $3,954,000, reflecting gross profit margins of 48% and 44%, respectively. Preparedness Services gross profit was $18,424,000 or 49% of this segment’s revenues for the year ended December 31, 2006, as compared to $357,000 or 28% of this segment’s revenues for the year ended December 31, 2005. The increase in our Preparedness Services segment’s gross margin was due to the inclusion since March 10, 2006 of JLWA, through which we acquired the higher margin State of Louisiana Hurricane Katrina contract. Fraud and SIU Services gross profit was $7,600,000 or 46% of this segment’s revenues for the year ended December 31, 2006, as compared to $3,137,000 or 45% of this segment’s revenues for the year ended December 31, 2005. Security Consulting and Investigations gross profit was $3,657,000 or 47% of this segment’s revenues for the year ended December 31, 2006, as compared to $460,000 or 58% of this segment’s revenues for the year ended December 31, 2005.

Operating Expenses

Selling and marketing expenses were $8,635,000 or 14% of revenues for the year ended December 31, 2006, as compared to $540,000 or 6% of revenues for the year ended December 31, 2005. This increase of $8,095,000 is primarily attributable to the JLWA acquisition earnout obligation from March 11, 2006 through December 31, 2006 of approximately $5,228,000, as well as the selling and marketing expenses incurred in support of the client base we acquired in connection with our five acquisitions in 2006 and 2005. General and administrative expenses were $25,354,000 or 41% of revenues for the year ended December 31, 2006, as compared to $6,937,000 or 77% of revenues for the year ended December 31, 2005. This increase of $18,417,000 is attributable to increased personnel, our 2006 and 2005 acquisitions, legal, accounting and other professional fees incurred in order to fulfill our responsibilities as a public company and costs incurred for due diligence related to the execution of our acquisition plan. The decrease in general and administrative expenses as a percentage of our revenues is attributable to our increased efficiency as our corporate costs, such as the costs of public company reporting, were spread over a larger revenue base.

Other Income (Expense), Net

Interest expense was $653,000 for the year ended December 31, 2006, as compared to $65,000 for the year ended December 31, 2005. The increase of $588,000 or 905% is attributable to additional debt incurred in connection with our acquisitions of JLWA, Safir and Secure Source.

We also incurred costs in conjunction with notes payable issued on March 10, 2006, May 12, 2006 and June 28, 2006. These costs were capitalized to deferred financing costs, amortized over the term of the related debt and are presented as other income (expense), net. Additionally, in accordance with EITF 00-27, the notes issued on June 28, 2006 were considered to have a beneficial conversion premium feature. We recorded a debt discount of $6,922,602 related to this conversion premium. In addition, we recorded a debt discount of $600,000 as the value of the beneficial conversion feature related to the 8% promissory note issued in conjunction with the acquisition of Safir on May 12, 2006.

The aggregate of $2,695,000 of deferred financing costs, as well as the aggregate $7,523,000 of deferred debt discounts, were amortized through June 29, 2006, the date the notes were exchanged for our Series B Convertible Preferred Stock.

Deemed Dividends to Series A and B Convertible Preferred Stockholders

At June 24, 2005 and September 22, 2005, the dates of issuance of our Series A Convertible Preferred Stock and related warrants, the fixed conversion price of the Series A Convertible Preferred Stock of $16.00 represented a discount to the market value of our common stock, which was at a quoted market price of $16.80 and $24.00 per share, respectively. In accordance with EITF 00-27 and EITF 98-5, we determined the relative fair value of the Series A Convertible Preferred Stock and warrants and allocated the proceeds received on a relative fair value basis. Based upon this calculation, at June 24, 2005 and September 22, 2005, the effective conversion price of the Series A Convertible Preferred Stock was determined to be $15.04 and $9.44, respectively, per common share, resulting in a beneficial conversion feature for a deemed dividend in the aggregate amount of $979,750 for the year ended December 31, 2005.

At June 29, 2006, the date of issuance of our Series B Convertible Preferred Stock and related warrants, the fixed conversion price of the Series B Convertible Preferred Stock of $16.00 represented a discount to the market value of our common stock of $17.60 per share. In accordance with EITF 00-27 and EITF 98-5, we determined the relative fair value of the Series B Convertible Preferred Stock and warrants and allocated the proceeds received on a relative fair value basis. Based upon this calculation, the effective conversion price of the Series B Convertible Preferred Stock was determined to be $10.24 per common share, resulting in a beneficial conversion feature for a deemed dividend of $24,413,000 for the year ended December 31, 2006.

Liquidity and Capital Resources

We had a cash and cash equivalent balance of $4,426,000 as of December 31, 2007.

Cash used in operating activities was approximately $5,467,000 and $2,316,000 for the years ended December 31, 2007 and 2006, respectively. The use of funds in operations is primarily due to our net losses in 2007 and 2006, reduced by charges for non-cash items included in the operating losses, the use of funds in financing accounts receivable, offset by JLWA earnout accruals. For the years ended December 31, 2007 and 2006, our net losses were $27,928,000 and $17,846,000, respectively. For the years ended December 31, 2007 and 2006, the non-cash charges included amounts for depreciation and amortization of $3,917,000 and $2,110,000, charges for stock-based compensation of $3,330,000 and $3,110,000, charges for amortization of debt discounts of approximately $0 and $7,523,000, charges for amortization of deferred financing costs of $0 and $2,695,000, and bad debt provisions of $1,699,000 and $654,000, respectively. In addition, for the year ended December 31, 2007 and 2006, cash was impacted by working capital requirements, primarily to fund an increase in accounts receivable of $723,000 and $11,051,000, offset by increases in amounts due for the JLWA earnout of $7,732,000 and $5,228,000, respectively.

Cash used in investing activities for the year ended December 31, 2007 was $17,635,000, of which $15,195,000 related to our acquisitions of On Line Consulting, Bode and Facticon. Cash used in investing activities for the year ended December 31, 2006 was $10,251,000, of which $9,899,000 related to our acquisitions of JLWA, Safir and Hyperion Risk.

On January 9, 2007, we purchased substantially all of the business and assets of On Line Consulting to expand our Security Consulting and Investigations segment. Consideration for this transaction totaled $2,896,000 consisting of $988,000 of cash paid, 84,375 shares of common stock valued for purposes of the acquisition at $16.00 per share for a total value of $1,350,000 and the issuance of promissory notes for $417,000 due January 9, 2008 and $141,000 due January 9, 2009. Of the total cash paid, $750,000 was paid at closing, $224,000 was paid on March 23, 2007 and $14,000 was paid on August 29, 2007.

On February 28, 2007, we acquired all of the outstanding stock of Bode to expand our Security Consulting and Investigations segment. Consideration for this transaction totaled $13.2 million in cash, with $12.5 million paid at closing and purchase price adjustments of $0.7 million paid on October 1, 2007.

On February 28, 2007, we acquired substantially all of the business and assets of Facticon to expand our Fraud and SIU Services segment. Consideration for this transaction totaled $2,800,000, consisting of $1,300,000 in cash, $100,000 in a note payable to the seller and 87,500 shares of common stock valued for purposes of the acquisition at $16.00 per share. We are currently defendants in a litigation with an entity that brought an action against Facticon prior to our acquisition of Facticon in February 2007 and subsequently we were added as a party to this litigation. As of March 22, 2008, cash of $100,000 and the 87,500 shares of stock are held in escrow pending the resolution of this litigation.  At March 24, 2008, we believe our maximum liability, less amounts we expect to recover from the sellers of Facticon will be limited to $693,000.

Financing activities provided net funds of $5,994,000 and $33,572,000 for the years ended December 31, 2007 and 2006, respectively. Cash provided for the year ended December 31, 2007 is primarily due to the proceeds from issuance of common stock of $18,177,000, less repayment of notes payable of $12,231,000. The net cash provided for the year ended December 31, 2006 is primarily due to proceeds from convertible notes payable of $45,050,000 less repayment of notes payable of approximately $9,001,000.

On May 11, 2007, we entered into the JLWA Modification Agreement with the JLWA Sellers. Under the modification, we agreed to make additional payments in the form of cash, promissory notes and common stock to the JLWA Sellers in exchange for eliminating the earnout provisions of the asset purchase agreement, which provided for a maximum additional payout of $15,400,000. The additional payments under the JLWA Modification Agreement consisted of (i) a cash payment of $2,000,000, which was paid on May 14, 2007, (ii) a promissory note in the principal amount of $4,500,000, accruing interest at 5.65% per annum, due on January 15, 2008, subject to a 5% penalty fee if not paid on that due date, (iii) 300,000 shares of common stock, which were issued and subsequently registered on February 14, 2008, and (iv) a promissory note in the principal amount of $4,300,000, accruing interest at 11.0% per annum, due on August 11, 2008. The JLWA Sellers could request acceleration of the $4,300,000 promissory note upon the consummation of a Qualified Public Offering or any other qualified capital raise and they did request acceleration. On October 20, 2007, we reached an agreement with the JLWA Sellers under which the JLWA Sellers agreed to the prepayment of the principal and accrued interest on the $4.5 million promissory note, originally due on January 15, 2008. In connection with this acceleration, on October 29, 2007, the Company paid a negotiated prepayment premium of $800,000 to compensate the JLWA Sellers for, among other things, foregone interest and the cost of accelerated tax payments. The JLWA Sellers requested acceleration of this promissory note in connection with our separate Qualified Public Offering. Further, in connection with the execution of the JLWA Modification Agreement, we executed an amendment of the employment and non-competition agreement with Mr. Witt. Under the terms of the amendment, upon his voluntary termination of employment without good reason, Mr. Witt would be obligated to reimburse us in an amount equal to (i) 25% of the number of shares issued to the JLWA Sellers within 12 months prior to such termination and (ii) 25% of the base salary of Mr. Witt paid within 12 months prior to such termination.

On May 14, 2007, the financial institution that provides our line of credit increased the amount available under the line of credit to $15,000,000 and on November 6, 2007, the line of credit was increased to $20,000,000. Pursuant to the May 14, 2007 adjustment, we granted the financial institution a security interest in, and pledged and assigned to the financial institution substantially all of the current and future acquired personal property of GlobalOptions, Inc. Furthermore, we reaffirmed our unconditional guaranty originally made on March 8, 2006. Pursuant to the reaffirmation, we acknowledged that our guaranty of the loan provided to GlobalOptions, Inc. and the corresponding grant of a security interest in all of its property apply to the subject financial institution’s loan agreements and any other agreements, assignments or instruments relating to such indebtedness. In connection with the modification, Bode entered into an intellectual property security agreement with the financial institution, pursuant to which Bode granted the financial institution a security interest in all of its rights, title and interests in, to and under its intellectual property. As of December 31, 2007, our net borrowings were $0 under our line of credit, and based upon the amount of qualifying accounts receivable, provided for an amount eligible to draw under the line of credit of $8,782,000.

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

On October 29, 2007, the Company borrowed $5,400,000 under the line of credit for the pre-payment of the JLWA $4,500,000 promissory note, pre-payment fee and accrued interest, and such amount was subsequently repaid.

Prior to our underwritten public offering, we historically met our operating cash needs by using borrowings under our line of credit arrangement and through private placements of equity and debt securities. At December 31, 2007, we had working capital of $17,621,000. We currently believe that cash on hand, operating improvements that we believe will result in cash flows from operations and our available borrowings of $8,782,000 at December 31, 2007 under our line of credit facility will be sufficient to finance our operations through December 31, 2008.

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

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are more fully described in our “Notes to Consolidated Financial Statements” included elsewhere within this Annual Report on Form 10-K. Some of our accounting policies require the application of significant judgment by management in the preparation of the consolidated financial statements and, as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. We have identified certain of our accounting policies as the ones that are most important to the portrayal of our consolidated financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies include the following:

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

Intangible Assets, Goodwill and Impairment

In accordance with the requirements of Statement of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations,” we recognize certain intangible assets acquired in acquisitions, primarily goodwill, trade names, covenants not to compete and client relationships. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets, (SFAS 142)” on a regular basis, we perform impairment analysis of the carrying value of goodwill and certain other intangible assets by assessing the recoverability when there are indications of potential impairment based on estimates of undiscounted future cash flows.

At December 31, 2007, the Company performed an evaluation of its goodwill. The Company performed its annual impairment tests of goodwill for three of its reporting segments: Preparedness Services, Fraud and SIU Services and Security Consulting Investigations, as required under SFAS 142. As a result of these tests, the Company determined that the amount of goodwill recorded in connection with the Fraud and SIU Services segment was impaired or not fully recoverable, as the current performance and future expectations do not support the carrying value of goodwill. As a result, the Company recorded a $5,144,000 impairment charge during the year ended December 31, 2007 for the Fraud and SIU Services segment.

At December 31, 2006, the Company performed an evaluation of goodwill. We performed our annual impairment tests of goodwill for our reporting segments: Preparedness Services, Fraud and SIU Services and Security Consulting and Investigations, as required under SFAS 142. As a result of these tests, we determined that the remaining amount of goodwill recorded in connection with two of the three reporting segments was impaired or not fully recoverable, as the current performance and future expectations did not support the carrying value of goodwill for these reporting segments. The impairment affects Fraud and SIU Services and Security Consulting and Investigations. As a result, we recorded a $3,029,000 impairment charge for the year ended December 31, 2006 of which $1,135,000 is for Fraud and SIU Services and $1,894,000 is for Security Consulting and Investigations.

Allowance for Doubtful Accounts

The number of clients that comprise our client base, along with the different industries, governmental entities and geographic regions, including foreign countries, in which our clients operate, limits concentrations of credit risk with respect to accounts receivable. We do not generally require collateral or other security to support client receivables, although we do require retainers, up-front deposits or irrevocable letters of credit in certain situations. We have established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific clients and past collections history. Credit losses have been within management’s expectations.

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

In addition, SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests as a separate component of stockholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its statements of income. Currently, minority interests are reported as a liability or temporary equity in the Company’s balance sheets and the related income attributable to the minority interests is reflected as an expense in arriving at net income (loss). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company does not expect SFAS 160 to have a material impact on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (SFAS 141R), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and the related notes to the financial statements called for by this item appear under the caption “Index to Consolidated Financial Statements” beginning on Page F-1 attached hereto of this Annual Report on Form 10-K.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
GlobalOptions Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of GlobalOptions Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GlobalOptions Group, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007, 2006, and 2005 in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

New York, New York
March 26, 2008

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$4,426,110	$21,533,381
Accounts receivable, net of allowance for doubtful
accounts of approximately $2,459,000 in 2007 and $1,464,000 in 2006, respectively	25,212,663	19,918,791
Inventories	2,325,660	-
Prepaid expenses and other current assets	792,489	453,611

Total current assets	32,756,922	41,905,783

Property and equipment, net	5,570,461	798,366
Intangible assets, net	7,269,923	7,630,425
Goodwill	19,767,605	18,577,261
Security deposits and other assets	578,366	314,445

Total assets	$65,943,277	$69,226,280

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable	$800,000	$1,430,819
Obligation to issue common stock	2,160,000	-
Due to former members of JLWA for earnout	-	5,227,985
Accounts payable	5,723,173	4,148,158
Deferred revenues	542,448	106,872
Accrued compensation and related benefits	3,740,387	2,526,512
Other current liabilities	2,169,978	1,196,881

Total current liabilities	15,135,986	14,637,227

Long-term liabilities:
Notes payable, less current portion	395,430	500,000
Other long-term obligations	454,311	190,008
Total long-term liabilities	849,741	690,008

Total liabilities	15,985,727	15,327,235

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,900,000 and 14,924,000 shares authorized in
2007 and 2006, respectively, no shares issued or outstanding	-	-
Series A convertible preferred stock, voting, $0.001 par value, 16,000 shares
authorized, 6,380 shares issued and outstanding in 2006, liquidation preference of $6,380,000	-	6
Series B convertible preferred stock, voting, $0.001 par value, 60,000 shares
authorized, 53,073 shares issued and outstanding in 2006, liquidation preference of $53,073,000	-	53
Series D convertible preferred stock, voting, $0.001 par value, 100,000 shares authorized,
55,989.52 shares issued and outsanding in 2007, liquidation preference $56	56	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
9,660,269 and 2,678,059 shares issued and outstanding in 2007 and 2006, respectively	9,660	2,678
Additional paid-in capital	102,537,333	78,557,545
Accumulated deficit	(52,589,499)	(24,661,237)
Total stockholders' equity	49,957,550	53,899,045
Total liabilites and stockholders' equity	$65,943,277	$69,226,280

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	2007	2006	2005

Revenues	$87,130,669	$61,923,822	$9,028,341

Cost of revenues	48,968,519	32,243,298	5,074,045
Gross profit	38,162,150	29,680,524	3,954,296

Operating expenses:

Selling and marketing	14,821,286	8,635,235	540,301

General and administrative	44,908,145	25,354,303	6,937,148

Impairment loss on goodwill and intangibles	5,144,423	3,144,309	-

Total operating expenses	64,873,854	37,133,847	7,477,449

Loss from operations	(26,711,704)	(7,453,323)	(3,523,153)

Other income (expense):

Interest income	296,680	477,027	18,229

Interest expense	(813,238)	(652,639)	(65,049)

Other income	100,000	-	-

Prepayment premium	(800,000)	-	-

Amortization of debt discounts on convertible
notes payable	-	(7,522,602)	-

Amortization of deferred financing costs	-	(2,694,500)	-

Other (expense), net	(1,216,558)	(10,392,714)	(46,820)

Net loss	(27,928,262)	(17,846,037)	(3,569,973)

Deemed dividends to Series A and B convertible
preferred stockholders	-	(24,413,362)	(979,750)

Net loss applicable to common stockholders	$(27,928,262)	$(42,259,399)	$(4,549,723)

Basic and diluted net loss per share	$(6.69)	$(19.36)	$(3.03)

Weighted average number of common shares
outstanding - basic and diluted	4,177,435	2,183,324	1,500,139

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Year Ended December 31, 2005

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2005	1,166,416	$1,166	$-	$-	-	$-	-	$-	-	$-	$3,350,496	$(3,245,227)	$106,435

Issuance of stock options for services	-	-	-	-	-	-	-	-	-	-	157,005	-	157,005

Amortization of deferred consulting fees	-	-	-	-	-	-	-	-	-	-	16,819	-	16,819

Issuance of common stock in connection with exercise of warrants for cash	22,059	22	-	-	-	-	-	-	-	-	119,978	-	120,000

Issuance of common stock in connection with exercise of cashless warrants	2,572	3	-	-	-	-	-	-	-	-	(3)	-	-

Issuance of common stock upon conversion of principal and interest convertible note payable - stockholder	45,236	45	-	-	-	-	-	-	-	-	267,038	-	267,083

Issuance of common stock for services	25,290	25	-	-	-	-	-	-	-	-	487,825	-	487,850

Issuance of Series A convertible preferred stock	-	-	7,750	8	-	-	-	-	-	-	7,749,992	-	7,750,000

Offering costs in connection with private placements of Series A convertible preferred stock	-	-	-	-	-	-	-	-	-	-	(548,781)	-	(548,781)

Outstanding common stock of GlobalOptins Group, Inc. at date of reverse merger	549,750	550	-	-	-	-	-	-	-	-	(550)	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,569,973)	(3,569,973)

Balance, December 31, 2005	1,811,323	$1,811	7,750	$8	-	$-	-	$-	-	$-	$11,599,819	$(6,815,200)	$4,786,438

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Year Ended December 31, 2006

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2006	1,811,323	$1,811	7,750	$8	-	$-	-	$-	-	$-	$11,599,819	$(6,815,200)	$4,786,438

Issuance of common stock in connection with the purchase of JLWA	102,459	103	-	-	-	-	-	-	-	-	1,999,897	-	2,000,000

Issuance of common stock to executive employee for future services	100,000	100	-	-	-	-	-	-	-	-	(100)	-	-

Issuance of common stock to consultant for future services	75,000	75	-	-	-	-	-	-	-	-	(75)	-	-

Issuance of common stock as finders fee in connection with the acquisition of Safir	10,883	11	-	-	-	-	-	-	-	-	174,989	-	175,000

Issuance of common stock to consultant for services	7,317	7	-	-	-	-	-	-	-	-	117,071	-	117,078

Amortization of deferred consulting fees	-	-	-	-	-	-	-	-	-	-	735,525	-	735,525

Issuance of Series B convertible preferred stock upon exchange of convertible notes payable and accrued interest	-	-	-	-	53,073	53	-	-	-	-	46,150,679	-	46,150,732

Issuance of common stock in connection with purchase of Safir	375,000	375	-	-	-	-	-	-	-	-	5,999,625	-	6,000,000

Issuance of common stock in connection with purchase of Secure Source	26,371	26	-	-	-	-	-	-	-	-	499,974	-	500,000

Issuance of common stock in connection with purchase of Hyperion Risk	84,081	84	-	-	-	-	-	-	-	-	1,499,916	-	1,500,000

Amortization of debt discounts on convertible notes payable	-	-	-	-	-	-	-	-	-	-	7,522,602	-	7,522,602

Amortization of stock options costs	-	-	-	-	-	-	-	-	-	-	2,257,707	-	2,257,707

Issuance of common stock in connection with the conversion of shares of Series A convertible preferred stock	85,625	86	(1,370)	(2)	-	-	-	-	-	-	(84)	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(17,846,037)	(17,846,037)

Balance, December 31, 2006	2,678,059	$2,678	6,380	$6	53,073	$53	-	$-	-	$-	$78,557,545	$(24,661,237)	$53,899,045

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Year Ended December 31, 2007

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, January 1, 2007	2,678,059	$2,678	6,380	$6	53,073	$53	-	$-	-	$-	$78,557,545	$(24,661,237)	$53,899,045

Fractional shares of common stock issued in connection with reverse split	42	-	-	-	-	-	-	-	-	-	-	-	-

Adjustment to Series B Convertible Preferred shares outstanding	-	-	-	-	(3)	-	-	-	-	-	-	-	-

Issuance of common stock in connection with the purchase of On Line Consulting	84,375	84	-	-	-	-	-	-	-	-	1,349,916	-	1,350,000

Issuance of common stock in connection with purchase of Facticon	87,500	87	-	-	-	-	-	-	-	-	1,399,913	-	1,400,000

Exercise of stock options	88,236	88	-	-	-	-	-	-	-	-	47,912	-	48,000

Cashless exercise of stock options	39,706	40	-	-	-	-	-	-	-	-	(317,684)	-	(317,644)

Stock issued to employees pursuant to 2006 Long-Term Incentive Plan	3,471	4	-	-	-	-	-	-	-	-	41,648	-	41,652

Stock issued to consultants for services	3,823	4	-	-	-	-	-	-	-	-	67,496	-	67,500

Stock based compensation - restricted stock vested	-	-	-	-	-	-	-	-	-	-	677,297	-	677,297

Amortization of consultant stock option costs	-	-	-	-	-	-	-	-	-	-	63,623	-	63,623

Amortization of employee stock options costs	-	-	-	-	-	-	-	-	-	-	2,479,605	-	2,479,605

Issuance of common stock in connection with the conversion of shares of Series A Convertible Preferred Stock	3,125	3	(50)	-	-	-	-	-	-	-	(3)	-	-

Equity restructuring (See Note 14)	630,765	631	(6,330)	(6)	(53,070)	(53)	59,400	59	19,706.52	20	(651)	-	-

Issuance of common stock in connection with qualified public offering net of offering costs	4,500,000	4,500	-	-	-	-	-	-	-	-	18,172,234	-	18,176,734

Conversion of Series C Convertible Preferred Stock into shares of common stock and share of Series D Convertible Preferredred Stock	1,541,167	1,541	-	-	-	-	(59,400)	(59)	36,283.00	36	(1,518)	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(27,928,262)	(27,928,262)

Balance, December 31, 2007	9,660,269	$9,660	-	$-	-	$-	-	$-	55,989.52	$56	$102,537,333	$(52,589,499)	$49,957,550

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2007	2006	2005
Cash flows from operating activities:

Net loss	$(27,928,262)	$(17,846,037)	$(3,569,973)

Adjustments to reconcile net loss to net cash used in operating activities:

Provision for bad debts	1,698,576	653,623	254,224

Depreciation and amortization	3,917,115	2,109,544	208,057

Deferred rent	37,735	136,476	35,582

Accretion of interest on discounted notes	37,430	-	-

Amortization of debt discounts	-	7,522,602	-

Amortization of deferred financing costs	-	2,694,500	-

Impairment of goodwill and intangible assets	5,144,423	3,144,309	-

Stock-based compensation	3,329,677	3,110,308	661,674

Changes in operating assets:

Accounts receivable	(722,860)	(11,050,971)	(346,433)

Inventories	193,729	-	-

Prepaid expenses and other current assets	(59,255)	(12,382)	(43,844)

Security deposits and other assets	(263,921)	(165,215)	34,745

Changes in operating liabilities:

Accounts payable	769,151	494,716	(167,286)

Deferred revenues	395,751	(47,546)	-

Accrued compensation and related benefits	575,670	1,424,959	(2,005)

Due to former stockholder of CBR	-	(441,602)	(201,829)

Due to former members of JLWA for earnout	7,732,015	5,227,985	-

Other current liabilities	(431,558)	728,255	(113,522)

Other long term obligations	108,083	-	-

Total adjustments	22,461,761	15,529,561	319,363

Net cash used in operating activities	(5,466,501)	(2,316,476)	(3,250,610)

Cash flows from investing activities:

Purchases of property and equipment	(1,519,758)	(286,871)	(29,699)

Purchase of intangible assets	(919,525)	(65,000)	-

Acquisition of CBR, less cash acquired of $26,086	-		(4,362,876)

Acquisition of On Line Consulting	(987,840)	-	-

Acquisition of Facticon	(1,300,000)	-	-

Acquisition of Bode, less cash acquired of $284,251	(12,907,562)	-	-

Acquisition of JLWA	-	(6,003,540)	-

Acquisition of Safir, less cash acquired of $447,115	-	(1,693,534)	-

Acquisition Hyperion Risk, less cash acquired of $79,592	-	(2,202,034)	-

Net cash used in investing activities	(17,634,685)	(10,250,979)	(4,392,575)

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued

	For the Years Ended
	December 31,
	2007	2006	2005

Cash flows from financing activities:

Net (repayments of) proceeds from line of credit	-	(543,453)	437,550

Proceeds from issuance of Series A convertible preferred stock	-	-	7,750,000

Offering costs in connection with private placements of Series A
convertible preferred stock	-	-	(548,781)

Proceeds from issuance of common stock
in connection with qualified public offering, net of offering costs	18,176,734	-	-

Proceeds from convertible notes payable	-	45,050,000	-

Repayment of convertible notes payable	-	(8,181,681)	-

Repayment of notes payable	(12,230,819)	(819,132)	-

Proceeds from exercise of stock options	48,000	-	-

Deferred financing costs	-	(1,933,500)	-

Net cash provided by financing activities	5,993,915	33,572,234	7,638,769

Net (decrease) increase in cash and cash equivalents	(17,107,271)	21,004,779	(4,416)

Cash and cash equivalents - beginning of year	21,533,381	528,602	533,018

Cash and cash equivalents - end of year	$4,426,110	$21,533,381	$528,602

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$827,317	$100,131	$56,299

Supplemental disclosures of non-cash investing and financing activities:

Common stock issued upon conversion of
Series A convertible preferred stock	$3	$86	$-

Common stock ($1,541) and Series D convertible preferred stock ($36)
issued upon conversion of Series C convertible preferred stock	$1,577	$-	$-

Common stock issued upon conversion of
convertible note payable - stockholder and related accrued interest	$-	$-	$267,083

Common stock issued upon the cashless exercise of warrants	$-	$-	$21

Issuance of common stock ($631), Series C ($59) and Series D ($20)
convertible preferred stock in equity restructuring	$710	$-	$-

Issuance of Series B convertible preferred stock upon exchange of
convertible notes payable and accrued interest	$-	$46,150,732	$-

Common stock issued ($40) and withholding tax accrued ($317,644) in
connection with a cashless exercise	$317,684	$-	$-

Deferred financing costs incurred through the
issuance of convertible notes payable	$-	$761,000	$-

Obligation to issue common stock and notes payable
issued to fund JLWA earnout liability	$12,960,000	$-	$-

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued

	For the Years Ended
	December 31,
	2007	2006	2005

Supplemental non-cash investing and financing activity - acquisition of On Line Consulting:
Assets acquired and liabilities assumed:
Property and equipment	$96,589	$-	$-
Intangible assets	1,199,000	-	-
Goodwill recognized on purchase business combination	1,844,329	-	-
Accounts payable, accrued expenses and deferred revenues	(198,361)	-	-
Other current liabilities	(45,717)	-	-

Total purchase price	2,895,840	-	-

Less: Cash paid to acquire On Line Consulting	(987,840)	-	-
Non-cash consideration to seller	$1,908,000	$-	$-

Non-cash consideration consisted of:
Common stock issued to acquire On Line Consulting	$1,350,000	$-	$-
Notes payable issued to seller	558,000	-	-
Total non-cash consideration	$1,908,000	$-	$-

Supplemental non-cash investing and financing activity - acquisition of Bode:
Assets acquired and liabilities assumed:
Accounts receivable	$5,510,441	$-	$-
Inventories	2,519,389	-	-
Other current assets (including cash of $284,251)	560,372	-	-
Property and equipment	4,133,338	-	-
Intangible assets	310,000	-	-
Goodwill recognized on purchase business combination	1,377,063	-	-
Accounts payable, accrued expenses and deferred rent obligations	(1,218,790)	-	-

Total purchase price	13,191,813	-	-

Less: Cash acquired	(284,251)	-	-
Less: Cash paid to acquire Bode	(12,907,562)	-	-
Non-cash consideration to seller	$-	$-	$-

Supplemental non-cash investing and financing activity - acquisition of Facticon:
Assets acquired and liabilities assumed:
Accounts receivable	$759,147	$-	$-
Property and equipment	34,000	-	-
Intangible assets	120,000	-	-
Goodwill recognized on purchase business combination	3,113,376	-	-
Accounts payable, accrued expenses and deferred revenues	(1,226,523)	-	-

Total purchase price	2,800,000	-	-

Less: Cash paid to acquire Facticon	(1,300,000)	-	-
Non-cash consideration to seller	$1,500,000	$-	$-

Non-cash consideration consisted of :
Note payable issued to seller	$100,000	$-	$-
Common stock issued to acquire Facticon	1,400,000	-	-
Total non-cash consideration	$1,500,000	$-	$-

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued

	For theYears Ended
	December 31,
	2007	2006	2005

Supplemental non-cash investing and financing activity - acquisition of JLWA:
Assets acquired and liabilities assumed:
Current assets	$-	$4,345,154	$-
Property and equipment	-	185,235	-
Intangible assets	-	4,930,000	-
Goodwill recognized on purchase business combination	-	883,183	-
Security deposits and prepaid expenses	-	100,475	-
Accounts payable, accrued expenses and deferred revenues	-	(2,040,507)	-

Total purchase price	-	8,403,540	-

Less: Cash paid to acquire JLWA	-	(6,003,540)	-
Non-cash consideration to seller	$-	$2,400,000	$-

Non-cash consideration, consisted of:
Common stock issued to acquire JLWA	$-	$2,000,000	$-
Note payable issued to seller	-	400,000	-
Total non-cash consideration	$-	$2,400,000	$-

Supplemental non-cash investing and financing activity - acquisition of Safir:
Assets acquired and liabilities assumed:
Current assets (including cash of $447,115)	$-	$2,852,888	$-
Property and equipment	-	180,906	-
Intangible assets	-	1,770,000	-
Goodwill recognized on purchase business combination	-	11,534,765	-
Security deposits and prepaid expenses	-	156,525	-
Accounts payable, accrued expenses and deferred revenues	-	(1,179,435)	-

Total purchase price	-	15,315,649	-

Less: Cash acquired	-	(447,115)	-
Less: Cash paid to acquire Safir	-	(1,493,534)	-
Less: Cash paid as finders fee	-	(200,000)	-
Non-cash consideration to seller	$-	$13,175,000	$-

Non-cash consideration consisted of:
Common stock issued to acquire Safir	$-	$6,000,000	$-
Common stock issued as finders fee	-	175,000	-
Note payable issued to seller	-	7,000,000	-
Total non-cash consideration	$-	$13,175,000	$-

Supplemental non-cash investing and financing activity - acquisition of Secure Source:
Assets acquired and liabilities assumed:
Property and equipment	$-	$101,459	$-
Intangible assets	-	1,111,000	-
Goodwill recognized on purchase business combination	-	2,107,867	-
Other assets	-	1,795	-
Accounts payable, accrued expenses and deferred revenues	-	(109,621)	-

Non-cash consideration to seller	$-	$3,212,500	$-

Non-cash consideration consisted of:
Common stock issued to acquire Secure Source	$-	$500,000	$-
Note payable issued to seller	-	2,712,500	-
Total non-cash consideration	$-	$3,212,500	$-

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued

	For the Years Ended
	December 31,
	2007	2006	2005

Supplemental non-cash investing and financial activity - acquisition of Hyperion Risk:
Assets acquired and liabilities assumed:
Current assets (including cash of $79,592)	$-	$878,218	$-
Property and equipment	-	60,958	-
Intangible assets	-	687,690	-
Goodwill recognized on purchase business combination	-	2,815,367	-
Other assets	-	14,100	-
Accounts payable, accrued expenses and deferred revenues	-	(674,707)	-

Total purchase price	-	3,781,626	-

Less: Cash acquired	-	(79,592)	-
Less: Cash paid to acquire Hyperion Risk	-	(2,202,034)	-
Non-cash consideration to seller	$-	$1,500,000	$-

Non-cash consideration consisted of:
Common stock issued to acquire Hyperion Risk	$-	$1,500,000	$-

Supplemental non-cash investing and financial activity - acquisition of CBR:
Assets acquired and liabilities assumed:
Current assets (including cash of $26,086)	$-	$-	$1,573,706
Property and equipment	-	-	153,802
Intangible assets	-	-	1,192,000
Goodwill recognized on purchase business combination	-	-	4,264,612
Security deposits	-	-	16,032
Current liabilities	-	-	(1,348,627)
Due to former stockholder of CBR	-	-	(643,431)
Total purchase price	-	-	5,208,094
Less: Cash acquired	-	-	(26,086)
Less: Cash paid to acquire CBR	-	-	(4,362,876)
Non-cash consideration to seller	$-	$-	$819,132

Non-cash consideration consisted of:
Note payable issued to seller	$-	$-	$819,132

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

Following the merger, Creative Solutions changed its name to GlobalOptions Group, Inc. (“GlobalOptions Group” or the “Company”) and began trading on the OTC (over the counter) Bulletin Board.  As a result of the reverse merger, GlobalOptions became the wholly-owned subsidiary of the newly renamed GlobalOptions Group, with GlobalOptions’ former stockholders acquiring a majority of the outstanding shares of the Company’s common stock, par value $.001 per share, and GlobalOptions’ officers and directors replaced the officers and directors of Creative Solutions.  The reverse merger was consummated under Delaware law and pursuant to an Agreement and Plan of Merger, dated June 24, 2005 (the “Merger Agreement”).  For accounting purposes, the reverse merger has been treated as an acquisition of Creative Solutions by GlobalOptions and a recapitalization of GlobalOptions.  The historical consolidated financial statements prior to June 24, 2005 are those of GlobalOptions.  Pursuant to the reverse merger, GlobalOptions has restated its statements of stockholders’ equity on a recapitalization basis, so that all accounts are now presented as if the reverse merger had occurred at the beginning of the earliest period presented. All references to GlobalOptions Group or the Company refer to GlobalOptions Group, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

The Company is an integrated provider of risk mitigation and management services to government entities, Fortune 1,000 corporations and high net-worth and high-profile individuals throughout the world. The Company delivers these services through four business units: Preparedness Services; Fraud and Special Investigative Unit (SIU) Services; Security Consulting and Investigations; and International Strategies. The Preparedness Services, Fraud and SIU Services, and Security Consulting and Investigations units represent the Company’s three financial reporting segments. The results of the International Strategies unit, on the basis of its relative materiality, are included in the Fraud and SIU Services segment.

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

On February 28, 2007, GlobalOptions Group purchased the common stock of The Bode Technology Group, Inc. ("Bode"), a Virginia corporation. Bode is a leading provider forensic DNA analysis and proprietary DNA collection tools. Bode is based in Lorton, Virginia (See Note 4).

On March 6, 2007 the Company executed a 1 for 8 reverse stock split and began trading under the symbol GOPG.OB. Accordingly, all share and per share information has been restated within this report.

2. Principles of Consolidation

The consolidated financial statements of the Company include the consolidated financial statements of GlobalOptions Group, Inc. and its wholly-owned subsidiary, GlobalOptions, Inc. and its wholly-owned subsidiary, Bode. All material intercompany accounts and transactions are eliminated in consolidation.

3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to makes estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Actual results could differ from estimated amounts. Significant estimates and assumptions include reserves related to receivables and inventories, the recoverability of long-term assets, deferred taxes and related valuation allowances and valuation of equity instruments.

Concentrations of Credit Risk

Cash: The Company maintains its cash with primarily two financial institutions, which exceeded the federally insured limit throughout the year. At December 31, 2007 and 2006, the Company had cash on deposit of approximately $4,569,000 and $22,086,000, respectively, in excess of federally insured limits.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.  Summary of Significant Accounting Policies, continued

Concentrations of Credit Risk, continued

Accounts Receivable: The number of clients that comprise the Company’s client base, along with the different industries, governmental entities and geographic regions, including foreign clients, in which the Company’s clients operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support client receivables, although the Company does require retainers, up-front deposits or irrevocable letters-of-credit in certain situations. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific clients and past collections history. Credit losses have been within management’s expectations.

Cash Equivalents: The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Reserves for obsolete inventories are provided for based on historical experience.

The Company maintains inventories in connection with its DNA related services. Raw materials consist mainly of reagents, primers, enzymes, chemicals and plates used in genotyping and components to manufacture kits. Work in progress consists mainly of data banking and casework not yet completed and kits that are in the production process. Finished goods consist mainly of kits that have been produced, but have not been shipped.

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

Deferred Offering Costs

Costs incurred in connection with the Company’s underwritten public offering were capitalized to deferred offering costs. Upon the closing of the offering, these costs were charged against the proceeds from the offering (See Note 14).

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.  Summary of Significant Accounting Policies, continued

Deferred Financing Costs

The costs incurred in connection with issuance of certain notes payable (See Note 11) was capitalized to deferred financing costs and was amortized over the term of the related debt.

Investment in Company

The Company maintains a 50% ownership interest in a risk management company operating in Europe and accounts for its investment using the equity method. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), the Company has evaluated its relationship with this entity which is related to the Company by virtue of common ownership and has determined that it is not a variable interest entity and therefore is not consolidating this entity with the Company’s consolidated financial statements.

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

Costs incurred in the performance of forensic DNA analysis are recorded as inventories and charged to cost of revenues upon the completion of the project, which generally ranges from one to three months. Costs related to research and development projects are expensed as incurred and costs related to DNA collection products are maintained as inventory and charged to operations when the products are delivered

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the years ended December 31, 2007, 2006, and 2005 was approximately $126,000, $62,000 and $26,000, respectively.

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

Income Taxes, continued

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of January 1, 2007. The evaluation was performed for the tax years ended December 31, 2006, 2005, 2004 and 2003 which remain subject to examination for federal, state, and local income tax purposes by various taxing authorities as of December 31, 2007.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses.

Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 “Accounting for Stock Based Compensation” (“SFAS 123”) and the Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (“EITF 96-18”) which require that such equity instruments are recorded at their fair value on the measurement  date, which is typically the date the services are performed.  Stock based compensation for non-employees is accounted for under EITF 96-18 and is reflected within general and administrative expenses.

The Company accounts for stock-based compensation in accordance with the provisions of SFAS 123R “Share Based Payment” (“SFAS 123R”).

The Company recognizes compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding, as adjusted, during the years presented. Common stock equivalents, consisting of stock options, warrants and Series A, B and D convertible preferred stock were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.  The basic weighted average number of shares was reduced for non-vested restricted stock awards and contingently returnable escrowed shares issued in connection with acquisitions, and was increased for non-contingent shares to be issued in connection with the JLWA modification agreement (See Note 10). Potentially dilutive securities of 1,191,665, 1,028,793 and 621,268 realizable from the exercise of options as well as 3,732,821, 6,580,603, and 930,469 securities issuable upon the conversion of convertible preferred stock and warrants at December 31, 2007, 2006 and 2005, respectively, as well as restricted stock of 175,000 at December 31, 2007 and contingently returnable shares from the Facticon and Hyperion acquisitions of 78,923, 53,844 and 0 at December 31, 2007, 2006, and 2005, respectively, have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

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

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Adoption of FSP EITF 00-19-2 is required for fiscal years beginning after December 15, 2006. Adoption of FSP EITF 00-19-2 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.  Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

 In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), “Business Combinations”, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects SFAS 141R to have an impact on the accounting for any future business acquisitions as of the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect SFAS 160 to have a material impact on its consolidated financial statements.

4. Acquisitions

As an integrated provider of risk mitigation and management services to government entities, Fortune 1,000 corporations and high-net worth and high-profile individuals, the Company’s strategy has been to grow initially through strategic acquisitions. Consummating these strategic acquisitions enabled the Company to build market share, acquire key executives with extensive industry experience and excellent reputations, the cost of which is reflected in the goodwill recorded with each acquisition.

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

The assets and liabilities of CBR were recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition. As part of the purchase of CBR on August 14, 2005, the Company acquired identifiable intangible assets of approximately $1,192,000. Of the identifiable intangibles acquired, $80,000 has been assigned to trade names, $52,000 to developed technology, $550,000 to client relationships, and $510,000 to non-compete agreements. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Acquisitions, continued

Acquisition of CBR, continued

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period in years
Trade names	5 years
Developed technology	3 years
Non-compete agreements	3 years
Client relationships	5 years

The following details the allocation of the purchase price for the acquisition of CBR:

Fair Value
Cash	$26,086
Accounts receivable	1,527,071
Prepaid expenses	20,549
Property and equipment	153,802
Security deposits	16,032
Intangible asset - trade names	80,000
Intangible asset - developed technology	52,000
Intangible asset—non-compete agreements	510,000
Intangible asset—client relationships	550,000
Accounts payable	(900,175)
Accrued compensation and related benefits	(413,457)
Due to former stockholder of CBR	(643,431)
Other current liabilities	(34,995)

Net fair values assigned to assets acquired and liabilities assumed	943,482
Goodwill	4,264,612
Total	$5,208,094

The following represents a summary of the purchase price consideration:

Fair Value
Cash (net of cash acquired of $26,086)	$4,246,092
Broker fee incurred—included as part of purchase price	142,870
Note payable	819,132
Total Purchase Price Consideration	$5,208,094

The results of operations for CBR for the years ended December 31, 2007 and 2006 and for the period from August 15, 2005 to December 31, 2005 are reflected in the Company’s consolidated results for the years ended December 31, 2007, 2006, and 2005, respectively, in the accompanying consolidated statements of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Acquisitions, continued

Acquisition of JLWA

The acquisition of JLWA was made pursuant to a certain Asset Purchase Agreement (the “Initial JLWA Agreement”) dated January 13, 2006, and Asset Purchase Agreement - amendment No.1 “Initial JLWA Agreement” between GlobalOptions Group and the former owners of JLWA ( the “JLWA Sellers”). The aggregate purchase price paid for JLWA’s assets and business was $8,404,000, after finalization and payment of a purchase price adjustment of $546,000 on June 9, 2006. The aggregate purchase price consisted of a cash payment at closing of $3,600,000, a cash payment of $1,857,000 to pay off JLWA’s line of credit balance and related accrued interest, the issuance of 102,459 shares of common stock of GlobalOptions Group, valued at $2,000,000, a 4.6% note payable to JLWA of $400,000 that was paid on March 9, 2007, and a non-interest bearing working capital purchase price adjustment obligation of $546,000 that was paid on June 9, 2006 (Also see Note 10, discussion of JLWA 2007 Modification Agreement).

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

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Assets Category	Amortization Period
Trade names	10 years
Client relationships	3 years

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

Acquisition of JLWA , continued

The following presents a summary of the purchase price consideration for the purchase of JLWA:

Cash	$5,457,296
Note payable	400,000
Working capital purchase price adjustment, in cash	546,244
Value of common stock issued	2,000,000
Total Purchase Price Consideration	$8,403,540

The note payable of $400,000 that was paid on March 9, 2007 and bore interest at a rate of 4.6% per annum was subordinated to the Company’s line of credit (See Note 9).   On June 8, 2006, in connection with the finalization of the working capital adjustment for the purchase of JLWA, the Company recorded an adjustment of approximately $1,779,000, primarily related to uncollected accounts receivable, to reduce the total purchase price to approximately $8,404,000 and paid the final adjusted note and obligation payable of $546,244. In addition, the agreement provides for JLWA to obtain up to an additional $15,400,000 in earnout payments upon the attainment of certain revenue goals subsequent to the closing of the transaction and the continued employment of James Lee Witt, the former president and chief executive officer or JLWA. On May 11, 2007, the earnout provisions of the agreement were modified (See Note 10).

The results of operations for JLWA for the year ended December 31, 2007 and for the period from March 10, 2006 to December 31, 2006, are reflected in the Company’s results for the years ended December 31, 2007 and 2006, in the accompanying consolidated statements of operations.

Acquisition of Safir

On May 12, 2006 GlobalOptions, a wholly-owned subsidiary of the Company, acquired substantially all of the business and assets of Safir, a Delaware limited liability company. Safir is a security consulting, investigative and intelligence firm headquartered in New York City with seven additional offices nationwide.

The acquisition was made pursuant to a certain Asset Purchase Agreement (the “Safir Agreement”) dated January 27, 2006, as amended on May 12, 2006. The aggregate purchase price paid for Safir’s assets and business was approximately $15,300,000 consisting of $6,000,000 in 8% convertible promissory notes paid on June 29, 2006, $1,000,000 in 4% promissory notes of the Company (“4% Escrow Promissory Note”), due May 12, 2007, $6,000,000 in the common stock of GlobalOptions Group, consisting of 375,000 shares at $16.00 per share, payments to retire certain indebtedness of $1,940,649 of Safir previously advanced and a finders fee of $375,000 paid to QuanStar Group, LLC, a related party. The Company could prepay the obligation under the 4% Escrow Promissory Note in the amount of 1/3 of the collected amount of the purchased accounts receivable. The prepayments under the 4% Escrow Promissory Note were made on July 20, 2006, September 21, 2006, November 14, 2006, February 7, 2007 and March 12, 2007 and the Company paid $442,000, $164,000, $114,000, $50,000 and $40,000, respectively, in principal on the 4% promissory notes due on May 12, 2007.

The $6,000,000 8% convertible promissory note contained a feature that allowed, upon the election of the conversion option by the holder, for the holder to receive a premium of 10% of the note, just prior to conversion of the note into common stock. The Company recorded an adjustment of $600,000 for the value of this beneficial conversion premium feature as a conversion option liability in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) as the number of shares of common stock required to repay the note were not fixed and determinable. The debt discount was amortized to expense over the term of the note. As of June 29, 2006, the Company had recorded $367,500 of amortization of the debt discount. On June 29, 2006, the Company repaid this debt in full. Upon extinguishment, the Company reclassified the conversion option liability to additional paid-in capital and the unamortized debt discount of $232,500 was recorded as a loss on extinguishment of debt and classified as amortization of debt discount on convertible notes payable in the accompanying consolidated statement of operations for the year ended December 31, 2006.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Acquisitions, continued

Acquisition of Safir, continued

The assets and liabilities of Safir have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Safir on May 12, 2006, the Company acquired identifiable intangible assets of $1,770,000, consisting of a trade name for $420,000, $70,000 for the value of non-servicing agreements and $1,280,000 for the value of client relationships.  The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade names	10 years
Non-compete agreements	3 years
Client relationships	3 years

The following details the allocation of the purchase price for the acquisition of Safir:

Fair Value
Cash	$447,115
Accounts receivable	2,405,773
Prepaid expenses	107,729
Property and equipment	180,906
Intangible assets – trade name	420,000
Intangible assets – non-compete-agreements	70,000
Intangible assets – client relationships	1,280,000
Security deposits and other assets	48,796
Accounts payable	(487,383)
Accrued compensation and related benefits	(393,773)
Accrued expenses	(298,279)

Net fair values assigned to assets acquired and liabilities assumed	3,780,884
Goodwill	11,534,765

Total	$15,315,649

The following presents a summary of the purchase price consideration for the purchase of Safir:

Cash (net of cash acquired of $447,115)	$1,940,649
Notes payable	7,000,000
Value of common stock issued	6,000,000
Finders fee paid in cash	200,000
Finders fee paid in value of common stock issued	175,000
Total Purchase Price Consideration	$15,315,649

The results of operations for Safir for the year ended December 31, 2007 and for the period from May 12, 2006 to December 31, 2006, are reflected in the Company’s results for the years ended December 31, 2007 and 2006, in the accompanying consolidated statements of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Acquisitions, continued

Acquisition of Secure Source

On May 12, 2006, the Company acquired substantially all of the business and certain assets of Secure Source, a Delaware corporation.

The acquisition was made pursuant to a certain Asset Purchase Agreement dated May 12, 2006, (the "Secure Source Agreement"), between the Company, Secure Source, Marian E. Nicastro and David W. Nicastro. The aggregate purchase price paid for Secure Source’s assets and business of $3,212,000 consisted of $750,000 in 5% promissory notes due May 12, 2009, $1,462,500 in 3% promissory notes that were paid on June 29, 2006, $500,000 in 5% promissory notes paid May 12, 2007 and $500,000 in common stock of GlobalOptions Group, consisting of 26,371 shares at $18.96 per share.

The assets and liabilities of Secure Source have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Secure Source on May 12, 2006, the Company acquired identifiable intangible assets of $1,111,000, consisting of a trade name of $60,000, client relationships of $250,000 and the value of a non-compete agreement of $801,000. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade names	10 years
Non-compete agreements	3 years
Client relationships	3 years

The following details the allocation of the purchase price for the acquisition of Secure Source:

Fair Value
Property and equipment	$101,459
Other assets	1,795
Intangible asset – trade names	60,000
Intangible asset – non-compete agreements	801,000
Intangible asset – client relationships	250,000
Capital leases	(72,121)
Client advances	(37,500)
Net fair values assigned to assets acquired and liabilities assumed	1,104,633
Goodwill	2,107,867
Total	$3,212,500

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Acquisitions, continued

Acquisition of Secure Source, continued

The following presents a summary of the purchase price consideration for the purchase of Secure Source:

Notes payable	$2,712,500
Value of common stock issued	500,000
Total Purchase Price Consideration	$3,212,500

The results of operations for Secure Source for the year ended December 31, 2007 and for the period from May 12, 2006 to December 31, 2006, are reflected in the Company’s results for the years ended December 31, 2007 and 2006, in the accompanying consolidated statements of operations.

Acquisition of Hyperion Risk

On August 10, 2006, the Company acquired substantially all of the business and assets of Hyperion Risk, a Florida corporation.

The acquisition was made pursuant to a certain Asset Purchase Agreement dated August 10, 2006, (the "Hyperion Risk Agreement"), between the Company and Hyperion Risk. The aggregate purchase price paid was $3,782,000, which consisted of $2,282,000 in cash, of which $260,000 was used for the payment by the Company of Hyperion Risk's credit line balance, $1,500,000 consisting of 84,081 shares of the common stock of the Company, valued at $17.84 per share.

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

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade names	5 years
Developed technology	3 years
Client relationships	5 years
Non-compete agreements	3 years

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4.  Acquisitions, continued

Acquisition of Hyperion Risk, continued

The following details the allocation of the purchase price for the acquisition of Hyperion Risk:

Fair Value
Current assets (including cash of $79,592)	$878,218
Property and equipment	60,958
Security deposits and other assets	14,100
Intangible asset – non-compete agreements	110,000
Intangible asset – trade names	60,000
Intangible asset – developed technology	277,690
Intangible asset – client relationships	240,000
Accounts payable	(334,950)
Accrued payroll and related benefits	(77,857)
Other current liabilities	(220,121)
Deferred rent obligations	(41,779)

Net fair values assigned to assets acquired and liabilities assumed	966,259
Goodwill	2,815,367
Total	$3,781,626

The following presents a summary of the purchase price consideration for the purchase of Hyperion Risk:

Cash	$2,281,626
Value of common stock issued	1,500,000

Total Purchase Price Consideration	$3,781,626

The results of operations for Hyperion Risk for the year ended December 31, 2007 and for the period from August 10, 2006 to December 31, 2006, are reflected in the Company’s results for the years ended December 31, 2007 and 2006, in the accompanying consolidated statements of operations.

Acquisition of On Line Consulting

On January 9, 2007, GlobalOptions Group purchased substantially all of the business and assets of On Line Consulting, a full service security and fire alarm consulting and design firm based in Oakland, California. The acquisition was made pursuant to a certain Asset Purchase Agreement dated January 9, 2007 (the “On Line Consulting Agreement”) between GlobalOptions Group and On Line Consulting. The aggregate purchase price for On Line Consulting’s business and assets was approximately $2,896,000 plus the assumption of certain liabilities, and consisted of $1,546,000 in cash and 84,375 shares of common stock of GlobalOptions Group valued at $16.00 per share for a total value of $1,350,000. At closing, the Company paid $750,000 of the cash portion of the purchase price, and issued promissory notes for $417,000 paid January 9, 2008, and $141,000 due January 9, 2009. On March 23, 2007, the Company paid cash of $224,000, and recorded an obligation of $14,000, which was paid on August 29, 2007. Further, at closing, the Company delivered to the seller 46,875 shares of GlobalOptions common stock, with 37,500 shares which were held in escrow. On January 9, 2008, 18,750 of the escrow shares were delivered to the seller. The remaining 18,750 escrow shares are scheduled to be delivered to seller on January 9, 2009.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Acquisitions, continued

Acquisition of On Line Consulting, continued

All of the promissory notes issued in connection with the acquisition of On Line Consulting bear no stated interest rate. The promissory note obligations were discounted at a market interest rate of 6% per annum and are recorded at their discounted values, reflecting discounts of $33,000 and $4,000 and face values of $417,000 and $141,000 for the notes due January 9, 2008 and 2009, respectively. The accreted interest for the year ended December 31, 2007 was approximately $37,000.

The assets and liabilities of On Line Consulting were recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition. As part of the purchase of On Line Consulting on January 9, 2007, the Company acquired identifiable intangible assets of $1,199,000. Of the identifiable intangibles acquired, $70,000 has been assigned to trade names, $59,000 to non-compete agreements, and $1,070,000 to client relationships. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade names	5 years
Non-compete agreements	3 years
Client relationships	7 years

The Company collected On Line Consulting’s accounts receivable in the amount of approximately $102,000, the obligations for which have been included in other current liabilities at December 31, 2007 and were paid on February 25, 2008.

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

The results of operations for On Line Consulting for the period from January 10, 2007 to December 31, 2007, are reflected in the Company’s results for the year ended December 31, 2007 in the accompanying consolidated statements of operations.

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

The assets and liabilities of Bode have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Bode on February 28, 2007, the Company acquired identifiable intangible assets of $310,000.  Of the identifiable intangibles acquired, $200,000 has been assigned to trade names and $110,000 to developed technology. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade names	10 years
Developed technology	5 years

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Acquisitions, continued

Acquisition of Bode, continued

The following details the allocation of the purchase price for the acquisition of Bode:

Cash and cash equivalents	$284,251
Accounts receivable	5,510,441
Inventories	2,519,389
Other current assets	276,121
Property and equipment	4,133,338
Intangible asset – trade names	200,000
Intangible asset – development technology	110,000
Accounts payable	(545,401)
Deferred rent obligations	(94,399)
Accrued expenses	(578,990)

Net fair values assigned to assets acquired and liabilities assumed	11,814,750
Goodwill	1,377,063
Total purchase price in cash	$13,191,813

The purchase price was paid entirely in cash.

The results of operations for Bode for the period from March 1, 2007 to December 31, 2007, are reflected in the Company’s results for the year ended December 31, 2007 in the accompanying consolidated statements of operations.

Acquisition of Facticon

On February 28, 2007, GlobalOptions Group purchased substantially all of the business and assets of Facticon, Inc.   Facticon is a surveillance, investigative and business intelligence firm located in Chadds Ford, Pennsylvania.

The acquisition was made pursuant to a certain Asset Purchase Agreement, dated February 28, 2007 (the "Facticon Agreement"), between GlobalOptions Group and Facticon. The aggregate purchase price paid was $2,800,000, which consisted of $1,400,000 in cash and 87,500 shares of common stock in GlobalOptions Group, valued at $1,400,000 and the assumption of certain liabilities. Of the total purchase price, $1,300,000 of the cash portion and $1,000,000 of the stock portion have been placed into an escrow account and pursuant to the escrow agreement (“Facticon Escrow Agreement”) shall be disbursed in satisfaction of the claims of certain tax jurisdictions, creditors and claims of litigants against the seller. The Facticon Agreement has been amended to extend past one year from closing, the release of escrow funds, pending the resolution of certain claims against Facticon.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Acquisitions, continued

Acquisition of Facticon, continued

The assets and liabilities of Facticon have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Facticon on February 28, 2007, the Company acquired identifiable intangible assets of $120,000, consisting of $60,000 for a trade name and $60,000 for the value of client relationships.  The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below. In addition, the Company has recorded an adjustment of approximately $693,000 to record additional goodwill and an accrued liability in connection with the Company’s estimated successor liability, net of indemnification recoveries of approximately $270,000 from the sellers, related to Facticon’s pre-acquisition compensation practices.

The following details the amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade name	5 years
Client relationships	3 years

The following details the allocation of the purchase price for the acquisition of Facticon:

Fair Value
Accounts receivable	$759,147
Property and equipment	34,000
Intangible assets – trade name	60,000
Intangible assets – client relationships	60,000
Accounts payable	(185,463)
Accrued compensation and related benefits	(237,026)
Accrued expenses	(1,497,229)
Net fair values assigned to assets acquired and liabilities assumed	(1,006,571)
Goodwill	3,806,571

Total	$2,800,000

The following presents a summary of the purchase price consideration for the purchase of Facticon:

Cash	$1,300,000
Note issued to seller	100,000
Value of common stock issued	1,400,000

Total Purchase Price Consideration	$2,800,000

The results of operations for Facticon for the period from March 1, 2007 to December 31, 2007, are reflected in the Company’s results for the year ended December 31, 2007 in the accompanying consolidated statements of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4. Acquisitions, continued

Unaudited Pro-Forma Financial Information

The following presents the unaudited pro-forma combined results of operations of the Company with CBR, JLWA, Safir, Secure Source, Hyperion Risk, On Line Consulting, Bode and Facticon, for the periods preceding the acquisition of their respective net assets or common stock. The respective acquisition dates are August 15, 2005 for CBR, March 10, 2006 for JLWA, May 12, 2006 for Safir and Secure Source, August 10, 2006 for Hyperion Risk, January 9, 2007 for On Line Consulting and February 28, 2007 for Bode and Facticon.

	For the Years Ended December 31,
	2007	2006	2005

Revenues	$90,275,335	$98,441,868	$78,506,462

Net loss available to common stockholders	$(29,758,017)	$(53,168,951)	$(5,152,648)

Pro-forma basic and diluted net loss per common share	$(7.12)	$(21.68)	$(2.46)

Pro-forma weighted average common shares outstanding - basic and diluted	4,177,435	2,183,324	1,500,139

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisitions of CBR, JLWA, Safir, Secure Source, Hyperion Risk, On Line Consulting, Bode and Facticon had been completed as of the beginning of 2005, 2006 or 2007, nor are they necessarily indicative of future consolidated results.

5. Inventories

Inventories are comprised of the following as of December 31, 2007:

Raw materials	$899,793
Work in progress – DNA Analysis	479,523
Finished goods	946,344
Inventories	$2,325,660

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

 6.  Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of amounts related to the 2005 acquisition of CBR and the 2006 acquisitions, consisting of JLWA, Safir, Secure Source and Hyperion Risk and the 2007 acquisitions, consisting of On Line Consulting, Bode and Facticon.

Intangible assets are comprised of the following:

	Trade Names	Developed Technology	Non-Compete Agreements	Client Relationships	Patents		Accumulated Amortization	Total
Balance as of January 1, 2006	$80,000	$52,000	$510,000	$729,000	$-		$(137,320)	$1,233,680
Purchase of customer list	-	-	65,000	-	-		-	65,000
Acquisition of JLWA	1,870,000	-	-	3,060,000	-		-	4,930,000
Acquisition of Safir	420,000	-	70,000	1,280,000	-		-	1,770,000
Acquisition of Secure Source	60,000	-	801,000	250,000	-		-	1,111,000
Acquisition of Hyperion Risk	60,000	277,690	110,000	240,000	-		-	687,690
Revaluation of customer relationships	-	-	-	(179,000)	-		-	(179,000)
Impairment charge	-	-	(115,778)	-	-		-	(115,778)
Amortization expense	-	-	-	-	-		(1,872,167)	(1,872,167)
Balance as of December 31, 2006	2,490,000	329,690	1,440,222	5,380,000	-		(2,009,487)	7,630,425

Acquisition of On Line Consulting	70,000	-	59,000	1,070,000	-		-	1,199,000
Acquisition of Bode	200,000	110,000	-	-	69,525		-	379,525
Acquisition of Facticon	60,000	-	-	60,000	-		-	120,000
Purchase of customer relationships	-	-	-	850,000	-		-	850,000
Abandonment of trade names	(260,000)	-	-	-	-		260,000	-
Amortization expense	-	-	-	-	-		(2,909,027)	(2,909,027)
Balance as of December 31,2007	$2,560,000	$439,690	$1,499,222	$7,360,000	$69,525		$(4,658,514)	$7,269,923

Weighted average amortization period at 12/31/06 in years	9.0	2.5	3.0	3.7	-
Weighted average amortization period at 12/31/07 in years	7.9	2.9	1.2	4.1	-	(1)

(1) Patents not yet approved and as such, amortization period has not yet begun

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

 6.  Intangible Assets and Goodwill, continued

Intangible Assets, continued

The estimated amortization of amortizable intangible assets are comprised of the following for the five years ending December 31, 2012:

For the Years Ending	Total	Trade Names	Developed Technology	Non-Compete Agreements	Client Relationships
December 31,
2008	$2,663,552	$305,000	$135,589	$438,257	$1,784,706
2009	1,467,675	305,000	33,960	171,187	957,528
2010	991,316	305,000	22,015	485	663,816
2011	718,025	251,378	22,015	—	444,632
2012	533,698	207,345	3,496	—	322,857
Totals	$6,374,266	$1,373,723	$217,075	$609,929	$4,173,539

During the years ended December 31, 2007, 2006 and 2005, the Company recorded amortization expense related to the acquired amortizable intangibles of approximately $2,909,000, $1,872,000 and $137,000, respectively.  For the year ended December 31, 2007, the Company recorded a charge to general and administrative costs of approximately $186,000 (which was included in amortization expense) in connection with the abandonment of the trade names previously used within CBR, Hyperion, Secure Source and Facticon. For the year ended December 31, 2006, the Company recorded a charge to impairment expense of approximately $116,000 for the impairment of the value of a non-compete agreement.

On December 17, 2007, the Company entered into a five year agreement with an insurance service company to provide Fraud and SIU services. In connection to the agreement, the Company paid a cash inducement fee of $850,000, which has been recorded as an intangible asset - client relationships, as a fee paid to obtain a revenue generating client relationship. This intangible asset will be amortized on a straight line basis over the term of agreement. In addition, the agreement includes a contingent fee of $150,000, payable 15 months from closing, for which a portion is subject to forfeiture if revenues under the agreement do not meet certain agreed upon goals. Under the terms of the agreement, the Company will pay a commission upon the achievement of certain gross revenues at rates ranging from 3% to 7%. For each twelve month period ending on the first, second, third, fourth, and fifth anniversaries of the agreement, the Company will pay an additional commission in an amount equal to 3% of all revenues in excess of $2,100,000 up to $3,000,000; 5% of all revenues in excess of $3,000,000 up to $4,000,000; and 7% of all revenues in excess of $4,000,000.

Goodwill Impairment

At December 31, 2007, the Company performed an annual evaluation of its goodwill. The Company performed its annual impairment tests of goodwill for three of its reporting segments: Preparedness Services, Fraud and SIU Services and Security Consulting Investigations, as required under SFAS 142. As a result of these tests, the Company determined that the amount of goodwill recorded in connection with the Fraud and SIU Services segment was impaired or not fully recoverable, as the current performance and future expectations do not support the carrying value of goodwill. As a result, the Company recorded a $5,144,423 impairment charge during the year ended December 31, 2007 for the Fraud and SIU Services segment.

At December 31, 2006, the Company performed an annual evaluation of its goodwill. The Company performed its annual impairment tests of goodwill for three of its reporting segments: Preparedness Services, Fraud and SIU Services and Security Consulting Investigations, as required under SFAS 142. As a result of these tests, the Company determined that the amount of goodwill recorded in connection with two of the three reporting segments was impaired or not fully recoverable, as the current performance and future expectations do not support the carrying value of goodwill for these reporting segments. The impairment affects Fraud and SIU Services and Security Consulting and Investigations. As a result, the Company recorded a $3,028,533 impairment charge during the year ended December 31, 2006 of which $1,134,765 was for the Fraud and SIU Services segment and $1,893,768 was for the Security Consulting and Investigations segment.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

 6.  Intangible Assets and Goodwill, continued

Goodwill

A summary of Goodwill is comprised of the following for the years ended December 31, 2007 and 2006:

	Preparedness Services	Fraud and SIU Services	Security Consulting and Investigations	Consolidated
Balance as of January 1, 2006	$—	$4,324,620	$—	$4,324,620
Acquisition of JLWA	883,183	—	—	883,183
Acquisition of Safir	—	—	11,534,765	11,534,765
Acquisition of Secure Source	—	2,107,867		2,107,867
Acquisition of Hyperion Risk	—	2,815,367	—	2,815,367
Purchase price adjustments	—	(60,008)	—	(60,008)
Impairment charge	—	(1,134,765)	(1,893,768)	(3,028,533)
Balance as of December 31, 2006	$883,183	$8,053,081	$9,640,997	$18,577,261
Acquisition of On Line Consulting	—	—	1,320,229	1,320,229
Acquisition of Bode	—	—	575,250	575,250
Acquisition of Facticon	—	2,420,181	—	2,420,181
Purchase Price Adjustment - On Line	—	—	524,100	5 524,100
Purchase price adjustment - Bode	—	—	801,813	801,813
Purchase price adjustment - Facticon	—	693,195	—	693,195
Impairment charge	—	(5,144,424)	—	(5,144,424)
Balance as of December 31, 2007	$883,183	$6,022,033	$12,862,389	$19,767,605

Of the total goodwill of $19,767,605 and $18,577, 261 at December 31, 2007 and December 31, 2006, respectively, $18,390,542 and $18,577,261 is expected to be deductible for tax purposes. The amount of goodwill recorded in 2007 for Bode of $1,377,063 is not expected to be tax deductible.

7. Property and Equipment

A summary of property and equipment is comprised of the following:

	As of December 31,
	2007	2006
Computer and equipment and software	$2,358,833	$741,335
Laboratory equipment	1,504,897	-
Furniture and fixtures	753,098	261,160
Vehicles	162,029	162,029
Leasehold improvements	2,376,485	217,769
	7,155,342	1,382,293
Less: accumulated depreciation and amortization	(1,584,881)	(583,927)

Property and equipment, net	$5,570,461	$798,366

Depreciation and amortization of property and equipment for the years ended December 31, 2007, 2006 and 2005 was approximately $1,012,000, $237,000 and $71,000, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8.  Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	As of December 31,
	2007	2006
Accrued bonuses	$1,941,574	$1,769,852
Accrued payroll and commissions	801,427	458,060
Accrued employee benefits	997,387	298,600

Total	$3,740,388	$2,526,512

9.  Line of Credit

During November 2003, GlobalOptions signed a $1,000,000 line of credit with a financial institution with an interest rate of prime plus 1.25%, secured by accounts receivable and subject to monthly covenants.

In conjunction with the establishment of this line of credit, the financial institution was granted warrants to purchase 3,676 shares of the Company’s common stock at $4.80 per share. The value of these warrants, computed using the Black-Scholes option pricing model, was de-minimus. These warrants were exercised on June 24, 2005 on a cashless basis for 2,572 shares of the Company’s common stock.

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

On October 29, 2007, the Company borrowed $5,400,000 under the line for the prepayment of the JLWA $4,500,000 promissory note, prepayment premium and accrued interest, and such amount which was borrowed under the line of credit was subsequently repaid (See Note 10).

On November 6, 2007, GlobalOptions entered into an amendment to the agreement with the financial institution that provides the line of credit. The amendment increased to $20,000,000 the amount available under the line of credit and modified certain liquidity and financial earnings covenants.

In connection with this line of credit, the Company must satisfy certain liquidity and earnings financial covenants. The interest rate on the line of credit at December 31, 2007 was 8.75%. There was no balance under the line of credit at December 2007 and 2006. Based upon the amount of eligible accounts receivable balances and the authorized line, the Company had the availability to draw approximately $8,782,000 and $5,000,000 against the line of credit, at December 2007 and 2006, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.  Due to Former Members of JLWA for Earnout and JLWA Modification Agreement

In connection with the purchase of JLWA (See Note 4), the initial JLWA Agreement provided for the JLWA sellers to obtain up to an additional $15,400,000 in earnout payments upon the attainment of certain revenue goals subsequent to the closing of the transaction and the continued employment of James Lee Witt.

As set forth in the initial JLWA Agreement, the Company had agreed to pay the JLWA sellers an earnout (the “Earnout”), based upon the achievement of certain revenue goals subsequent to March 10, 2006 (the “Closing Date”).

For the twelve (12) month periods ending on the first, second, third and fourth anniversaries of the Closing Date, the JLWA Sellers were to be paid such Earnout based upon the achievement of certain revenues, as set forth below.  The total amount of the Earnout was limited to a cumulative amount of $15,400,000.

The Earnout was to be paid to Seller within sixty (60) days of the dates of the respective anniversaries of the Closing Date as described below:

• the first $4,000,000 of the Earnout was to be paid in cash; and

• the remainder of the Earnout was to be paid 50% in cash and 50% in shares of common stock of the Company (which number of shares shall be calculated by dividing the total amount of the Earnout payable in shares of common stock by the closing price of the Company’s common stock on the last day of each of the respective Earnout periods).

The Earnout was payable based upon revenue generated by the JLWA segment division of the Company, so long as such revenue generated a gross margin of at least 50%, and could include revenues generated by certain acquisitions of the JLWA division of the Company, as provided in the agreement.  Revenues of the JLWA division whereupon the gross margin was below 50% were not eligible for the Earnout.

The Earnout was computed by the application of the percentages to JLWA earned revenues according to the table, below:

Related Revenue Earnout Periods	Percentage Applied to JLWA earned Revenues

March 10, 2006 – March 9, 2007
Up to $6,000,000	0%
Between $6,000,000 and $16,000,000	40%
Greater than $16,000,000	10%

March 10, 2007 – March 9, 2008
Up to $7,000,000	0%
Greater than $7,000,000	10%

 At December 31, 2006, the amount due to the of JLWA sellers for the Earnout liability due under the initial JLWA Agreement was approximately $5,228,000 and has been charged to expense and included in selling and marketing expenses in the accompanying consolidated statement of operations for the year then ended.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.  Due to Former Members of JLWA for Earnout and JLWA Modification Agreement, continued

On May 11, 2007, the Company reached an agreement with the JLWA Sellers to enter into a second amendment to the JLWA purchase agreement (“JLWA 2007 Modification Agreement”). Under the JLWA 2007 Modification Agreement, the Company agreed to make additional payments in the form of cash, promissory notes and common stock to the JLWA Sellers in exchange for eliminating the earnout provisions of the asset purchase agreement. The additional payments under the JLWA 2007 Modification Agreement consisted of (i) a cash payment of $2,000,000, which was paid on May 14, 2007, (ii) a $4,500,000 promissory note accruing interest at 5.65% per annum, due on January 15, 2008, subject to a 5% penalty fee if not paid on that due date (see below), (iii) 300,000 shares of common stock issued on January 30, 2008, which were registered on February 14, 2008, and (iv) a $4,300,000 promissory note accruing interest at 11.0% per annum, due on August 11, 2008. The JLWA Sellers had the right to request acceleration of the $4,300,000 promissory note upon the consummation of a public offering (see below).

Further, in connection with the execution of the JLWA Modification Agreement, the Company executed an amendment of the employment and non-competition agreement with James Lee Witt. Under the terms of the amendment, upon his voluntary termination of employment without good reason, Mr. Witt would be obligated to reimburse the Company in an amount equal to (i) 25% of the number of shares issued to the JLWA Sellers within 12 months prior to such termination and (ii) 25% of the base salary of Mr. Witt paid within 12 months prior to such termination (See Notes 14 and 20).

The JLWA Modification Agreement resulted in $12,960,000 of non-contingent consideration, of which approximately $6,630,000 was deemed as earnout accrued through May 10, 2007 and $6,330,000 was deemed to be accelerated earnout expense. Earnout expense under the JLWA Agreement (as amended) was approximately $7,745,000 for the year ended December 31, 2007.

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

On October 29, 2007, pursuant to the terms of the JLWA Modification Agreement, the JLWA Sellers requested and were granted accelerated payment of the $4,300,000 promissory note, plus interest of $38,103, in connection with the October 29, 2007 completion of the Company’s underwritten public offering.

11.  Notes Payable

On March 10, 2006, the Company closed the private placement of an aggregate of $12,500,000 in principal amount of 8% promissory notes due on June 30, 2006.  Pursuant to the promissory notes, as amended, upon the consummation of a qualified follow-on financing, holders were required by August 31, 2006 to exchange these promissory notes through the issuance of shares of the Company’s common stock equal to 115% of the principal amount of the notes being exchanged, plus accrued and unpaid principal, subject to the terms of the agreement.  Under the promissory note agreements, the Company could extend the maturity for two successive 30 day periods. In connection with raising these funds, the Company incurred a total fee of approximately $416,000 to Burnham Hill Partners (“BHP”) (See Note 14) and others, for which $306,000 was paid in cash and $110,000 of which the Company issued additional 8% promissory notes. The holders of these promissory notes subordinated their interest to the Company’s obligations to the bank under the line of credit facility (See Note 9).

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11.  Notes Payable, continued

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

On June 29, 2006, the notes issued on March 10, 2006, May 12, 2006 and June 28, 2006, with an aggregate principal amount of $45,811,000 and aggregate accrued interest of $339,731, were exchanged for 53,073 units of the Company’s convertible creferred stock - Series B (See Note 14 -Stockholders’ Equity, Series B convertible preferred stock).

In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the notes issued on June 28, 2006 are considered to have a conversion premium feature as the premium is equal to 115% of the principal amount of the notes. The Company recorded a debt discount of $6,922,602 relating to the conversion premium. As per above, on June 29, 2006 these notes were exchanged for units consisting of shares of the Company’s Series B convertible preferred stock and warrants to purchase common stock. The exchange of these notes caused the debt discount to be fully amortized.

The Company incurred deferred financing costs in conjunction with the promissory notes payable issued on March 10, 2006, May 12, 2006 and June 28, 2006. Total cash fees associated with these note issuances were $1,933,500. In addition, $761,000 was paid in additional promissory notes. The aggregate of $2,694,500 of deferred financing costs was amortized through June 29, 2006, the date the notes were exchanged for units consisting of shares of the Company’s Series B convertible preferred stock and warrants to purchase common stock (See Note 14).

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

During the year ended December 31, 2007, the Company paid $280,819 in full satisfaction of the note payable to the former owners of Safir for the Safir acquisition.

On May 11, 2007, under the JLWA Modification Agreement (See Note 10), the Company agreed to make additional payments in the form of cash, promissory notes and common stock to the JLWA Seller. The additional payments under the JLWA Modification Agreement include, but are not limited to, (i) a $4,500,000 promissory note accruing interest at 5.65% per annum, due on January 15, 2008, subject to a 5% penalty fee if not paid on that due date, and (ii) a $4,300,000 promissory note accruing interest at 11.0% per annum, due on August 11, 2008. On October 29, 2007 the company paid $8,800,000 in full satisfaction of the notes payable.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11.  Notes Payable, continued

At December 31, 2007 and 2006, notes payable consisted of the following:

	2007	2006
Notes payable to seller for Witt Acquisition (See Note 4)	$-	$400,000
Note Payable for Safir Acquisition (See Note 4)	-	280,819
Note payable to seller for Secure Source Acquisition (See Note 4)	$500,000	1,250,000
Note payable to seller for Facticon Acquisition (See Note 4)	100,000	-
Notes payable to seller for On Line Consulting Acquisition (See Note 4)	595,430	-

Total	1,195,430	1,930,819
Less – current portion	800,000	1,430,819
Long-term portion	$395,430	$500,000

The scheduled maturities of notes payable are shown in the following table:

For the Years Ending December 31,	Amount
2008	$800,000
2009	395,430
Total	$1,195,430

12. Income Taxes

The Company’s net deferred tax asset of approximately $16,553,000 and $5,860,000 at December 31, 2007 and 2006 respectively, is subject to a 100% valuation allowance because it is more likely than not that the net deferred tax asset will not be realized. The valuation allowances related to the Company’s deferred tax asset increased by approximately $10,693,000, $3,241,000 and $1,427,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Significant components of the Company’s deferred tax assets and liability at December 31, 2007 and 2006 is as follows:

Deferred tax assets:	2007	2006
Net operating loss carryforwards	$5,148,823	$2,005,120
Stock-based compensation	1,946,199	1,339,822
Allowance for doubtful accounts	983,532	783,045
Excess of tax over book basis of property and equipment	-	20,692
Intangible assets	1,545,572	642,113
Goodwill	7,104,899	855,629
Non-deductible accruals	420,861	213,328
Total gross deferred tax assets	17,149,887	5,859,749
Deferred tax liability:
Excess of book over tax basis of property and equipment	(596,723)	-
Net deferred tax assets before valuation allowance	16,553,164	5,859,749
Less: valuation allowance	(16,553,164)	(5,859,749)
Deferred tax assets, net	$-	$-

As of December 31, 2007, the Company had available approximately $12,864,000 and $12,909,000 of federal and state net operating losses (“NOL”), respectively, available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in years 2021 through 2027. The Company’s ability to use approximately $5,602,000 and $6,097,000 of its federal and state NOL carryforwards generated prior to July, 2006, respectively, is subject to an annual limitation of approximately $4,643,000 in future years pursuant to Section 382 of the Internal Revenue Code (“IRC”). For the year 2008 and thereafter, the Company is no longer subject to any such limitations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12. Income Taxes, continued

As a result of the full valuation allowance, no income tax benefit has been recorded at December 31, 2007, 2006 and 2005 related to the Company’s operating losses for book purposes. The provision for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	As of December 31,
	2007	2006	2005
Tax benefit at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes	(6.0)	(6.0)	(6.0)
Permanent differences	1.0	24.2	-
Utilization of net operating loss carryforward	-	(1.3)	-
Other	0.7	(1.0)	-
Increase in valuation allowance	38.3	18.1	40.0
Effective income tax rate	-%	-%	-%

13.  Commitments and Contingencies

Employment Agreements

Dr. Harvey W. Schiller, Ph.D.
On January 29, 2004, GlobalOptions entered into an employment agreement with Harvey W. Schiller, Ph.D., its Chairman of the Board and Chief Executive Officer. This agreement provided for base compensation of $200,000 per annum. The agreement provided for a sign-on grant of an option to purchase 55,147 shares of common stock for which there is a 3 year vesting period and a one year bonus consisting of a grant of an option to purchase 55,147 shares of common stock that also vests over a 3 year period. For both stock option grants the exercise price is $4.80 per share.

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

On December 19, 2006, the agreement was amended to extend the term through January 31, 2010. The agreement is subject to automatic one-year extensions, unless either party provides 60 days notice to the other party of its intention not to renew the agreement. The amendment provides for an annual base salary of $375,000, $400,000 and $425,000 starting January 1 of 2007, 2008, and 2009 respectively, as well as an annual performance bonus payable 50% in cash and 50% in restricted common stock which will vest upon the achievement of goals agreed upon mutually between Dr. Schiller and the Compensation Committee. In connection with the extension of the term of this employment agreement, Dr. Schiller was awarded a one-time grant of 100,000 shares of restricted common stock. The 100,000 shares of restricted stock has been provided as a pool of eligible restricted common stock shares that will be earned (or vested) by Dr. Schiller pursuant solely to the achievement of the performance goals agreed upon between Dr. Schiller and the Compensation Committee (see Note 20). At December 31, 2007, an accrued bonus of $150,000 has been recorded in accrued compensation and related benefits and included in general and administrative expenses. In the event of death or disability, Dr. Schiller (or his estate) will be entitled to salary and pro rata bonus until termination, and 90 days from termination to exercise vested options; unvested options will be forfeited. If terminated for cause, Dr. Schiller will forfeit all unexercised options. In the event Dr. Schiller terminates for good reason or the employment agreement is terminated without cause, 50% of his unvested stock options will vest and all vested options will remain exercisable for a period of 90 days from termination. The employment agreement contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions. In the event of a change of control of the Company, the employment agreement provides for the vesting of all unvested options.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13.  Commitments and Contingencies, continued

Employment Agreements, continued

Mr. Jeffrey Nyweide
GlobalOptions was a party to a consulting agreement with BKS Advisors, LLC (“BKS”) (the “Consulting Agreement”) pursuant to which BKS Advisors provides GlobalOptions management with certain business, strategy and financial services. The agreement with BKS had a term which extended through October 2006 and provided for a monthly fee of $25,000 which could be adjusted based on the level of services provided. On June 1, 2005, BKS assigned its rights under this agreement to Jeffrey O. Nyweide, Chief Financial Officer and Executive Vice President of Corporate Development of GlobalOptions Group. On December 19, 2006, the Compensation Committee amended the term of this consulting agreement to extend through January 2010. In addition, the monthly fee provided for in this agreement was increased to $27,083, $29,167, and $31,250 for the years 2007, 2008 and 2009, respectively, as well as an annual performance bonus payable 50% in cash and 50% in restricted common stock which will vest upon the achievement of goals agreed upon mutually between Mr. Nyweide and the Compensation Committee. In connection with the extension of the term of this consulting agreement, Mr. Nyweide was awarded a one-time grant of 75,000 shares of restricted common stock. The 75,000 shares of restricted common stock has been provided as a pool of eligible restricted stock shares that will be earned (or vested) by Mr. Nyweide pursuant solely to the achievement of the performance goals agreed upon between Mr. Nyweide and the Compensation Committee (see Note 20). At December 31, 2007, an accrued bonus of $112,500 has been recorded in accrued compensation and related benefits and included in general and administrative expenses.

On August 13, 2007, effective as of August 1, 2007, The Company terminated the Consulting Agreement and entered into an employment agreement (the “Employment Agreement”) Mr. Nyweide, which sets forth the terms and provisions governing Mr. Nyweide’s employment with the Company.

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

Mr. Thomas Ondeck
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

Mr. Halsey Fischer
Concurrently with its acquisition of the assets and business of CBR on August 14, 2005 (See Note 4), GlobalOptions entered into a three-year employment and non-competition agreement with Halsey Fischer, the former president and chief executive officer of CBR. Pursuant to the agreement, Mr. Fischer became Chief Executive Officer of the Fraud and SIU Services unit and agreed to perform such other duties and responsibilities as the Board of Directors may assign, and has agreed to devote his full business time to GlobalOptions at a salary of $200,000 per year and a discretionary annual bonus of up to $50,000. The employment agreement may be terminated for cause by GlobalOptions, upon the death or disability of the executive, or upon 30-days’ notice by either party after three years from the commencement date. In the event GlobalOptions terminates the employment agreement without cause, it is required to pay Mr. Fischer his base salary and certain benefits for six months following termination. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

Mr. James Lee Witt
Concurrently with our acquisition of JLWA in March 2006 (See Note 4), the Company entered into a four year employment agreement with James Lee Witt. Pursuant to the agreement, Mr. Witt became the Chief Executive Officer of the Preparedness Services unit and agreed to perform such other duties and responsibilities as the Board of Directors may assign, and has agreed to devote his full time to the Company at a salary of $300,000 per year and a discretionary annual bonus. In addition, Mr. Witt receives a supplement of $200,000 to his annual compensation as consideration for his resignation from the International Code Council. The employment agreement may be terminated for cause by the Company, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event the Company terminates the employment agreement without cause, it is required to pay Mr. Witt his base salary and certain benefits for twelve months following termination. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions. Further, on May 11, 2007, in connection with the execution of the JLWA 2007 Modification Agreement (See Note 10), the Company executed an amendment of Mr. Witt’s employment and non-competition agreement. Under the terms of this amendment, upon his voluntary termination of employment without good reason, Mr. Witt would be obligated to reimburse the Company in an amount equal to (i) 25% of the number of shares issued to the JLWA Sellers within 12 months prior to such termination and (ii) 25% of the base salary of Mr. Witt paid within 12 months prior to such termination.

Mr. Howard  Safir
In May 2006, concurrently with the Company’s acquisition of Safir (See Note 4), the Company entered into a three year employment agreement with Howard Safir, the former CEO of Safir. Pursuant to the agreement, Mr. Safir became the Chief Executive Officer of the Security Consulting and Investigations unit and agreed to perform such other duties and responsibilities as the Board of Directors may assign, and has agreed to devote substantially all of his business time, subject to a limited number of specified exceptions, to the Company at a salary of $300,000 per year and a discretionary annual bonus. The employment agreement may be terminated for cause by the Company, upon the death or disability of the executive, or upon 30-days’ notice by either party. In the event the Company terminates the employment agreement without cause during the initial term, it is required to pay Mr. Safir his base salary and certain benefits through March 21, 2009. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13.  Commitments and Contingencies, continued

Placement Agent Agreement

 On March 9, 2006, the Company entered into an agreement with Burnham Hill Partners (“BHP”), a division of Pali Capital, Inc. to act as its placement agent in connection the private placement of certain promissory notes payable (See Note 11).   In connection with this agreement, the Company has agreed to pay BHP a fee of 7% of certain of the gross proceeds received in connection with the issuance of the promissory notes payable.

In addition, on March 14, 2006, the Company entered into a financial advisory agreement with BHP, with a term of nine months.   Under this agreement, BHP agreed to advise the Company in regard to potential strategic transactions.   Under this agreement, the Company agreed to issue to BHP a common stock warrant to purchase 31,250 shares, exercisable at $20.00 per share to compensate BHP.  These warrants had a term of five years, a cashless exercise provision and standard weighted average anti-dilution protection and piggyback registration rights.  The value of these warrants was approximately $388,000 utilizing the Black Scholes option pricing model with the following assumptions: 0% dividend yield, 87% expected volatility, 4.77% risk-free rate and a five year expected life.  Stock based compensation expense of $388,000 has been recognized related to these warrants for the year ended December 31, 2006. On July 29, 2007, these warrants were exchanged for common stock in connection with the Company’s equity restructuring (See Note 14). For a period of one year from the date of this agreement, should the Company request the assistance of BHP, then in connection with certain transactions, the Company will pay to BHP a fee of 3% of the aggregate transaction value.

Through December 31, 2006, BHP was paid aggregate consideration of $2,694,500 in connection with certain private placements of debt securities (See Note 11), consisting of cash and notes of $1,933,500 and $761,000, respectively.

  Operating Leases

In connection with the acquisitions of CBR, JLWA, Safir, Secure Source, Hyperion Risk, On Line Consulting, Bode and Facticon, GlobalOptions assumed the obligations for various office leases. Such lease obligations expire at various dates through June 2015.

On July 19, 2007, the Company entered into an agreement to lease 15,294 rentable square feet of office space in Washington, D.C, which replaces the Company’s expiring Washington D.C. office lease. The lease commenced on February 27, 2008 and expires on November 30, 2015. The Company has the option to extend the lease for an additional five years. Rent payments have been abated during the first six months of the lease.

Future minimum lease payments under these operating leases are as follows:

For the Year Ending December 31,	Amount
2008	$2,350,000
2009	2,777,000
2010	2,717,000
2011	2,488,000
2012	2,010,000
Thereafter	6,269,000
Total	$18,611,000

Rent expense charged to operations amounted to approximately $3,103,000, $1,408,000, and $503,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The terms of certain of the Company’s lease obligations provide for scheduled escalations in the monthly rent. In accordance with SFAS No. 13, “Accounting for Leases,” the non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent of $346,228 and $190,008 represents the long-term unamortized rent adjustment amount at December 31, 2007 and 2006 and was reflected as deferred rent obligations in the consolidated balance sheet. In addition, the current portion of deferred rent was $29,758 and $53,844 at December 31, 2007 and 2006, respectively and is reflected within other current liabilities in the consolidated balance sheets.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13.  Commitments and Contingencies, continued

Advisory Agreements

On June 12, 2007, the Company entered into an agreement with BHP to provide financial advisory services relating to the Equity Restructuring (see Note 14). In connection with this agreement, on July 26, 2007, the Company paid BHP a fee of $200,000.

On August 17, 2007, the Company entered into a financial advisory agreement with BHP to provide general advisory services including, but not limited to, identifying strategic transactions and providing capital market advice. The agreement commenced on September 1, 2007 and expired on December 31, 2007 and provided for compensation of $50,000 per month.

Letters of Credit

In connection with the lease for its Washington D.C. office, the Company was required to maintain a standby letter of credit of $37,931 for the purpose of collateralizing future lease payments. During the year ended December 31, 2005, the landlord drew upon the letter of credit and the security deposit in order to satisfy a portion of the Company’s obligations under the lease. Accordingly, at December 31, 2005, the Company was not in compliance with the standby letter of credit obligations under the lease. During March 2006, the Company reinstated the letter of credit and brought the Company back into compliance under the lease agreement. At December 31, 2007, the Company is in compliance under the terms of the lease and has amended the lease to allow the Company to remain in the premises through and including February 29, 2008 in accordance with the terms and conditions of the lease.

In connection with the lease for the former JLWA office in Washington D.C., the Company established a standby letter of credit of $150,000 for the purpose of collateralizing future lease payments. The letter of credit obligation is collateralized through the Company’s line of credit with a bank (See Note 9). During January 2007, the underlying lease was terminated.

Litigation, Claims and Assessments

From time to time in the normal course of business the Company will be involved in litigation.  Except for certain claims against Facticon, as discussed in Note 4, the Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements.

14.   Stockholders’ Equity

Common Stock

The Company has authorized 100,000,000 shares of common stock. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution, after payment of or provision for all liabilities and the liquidation preference of any outstanding Series D convertible preferred stock. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

On June 10, 2006, the Company issued 10,883 shares of common stock, valued at $175,000, to a service provider in connection with the acquisition of Safir (See Note 4).

On January 1, 2007, under the 2006 Long-Term Incentive Plan, the Company issued 3,471 shares of common stock with a value of $41,652 to various employees.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14.   Stockholders’ Equity

Common Stock, continued

Pursuant to a stock purchase agreement dated March 1, 2007, the Company issued 850 shares of common stock to Verus International Group, of which John Oswald, one of our Directors, is Chief Executive Officer, valued at $15,000, 1,699 shares of common stock to Athorn, Clark and Partners, Inc. valued at $30,000 and 1,274 shares of common stock to Lippert/Heilshorn and Associates, Inc. valued at $22,500 in connection with services provided to the Company.

On July 25, 2007, the Company completed an equity restructuring (the “Equity Restructuring”) in which holders of its Series A convertible preferred stock and Series B convertible preferred stock received, in consideration of the cancellation of those shares and all Series A, B-1 and B-2 warrants held by them, (1) one share of the Company’s newly created Series C convertible preferred stock for each share of Series A convertible preferred stock and Series B convertible preferred stock held by them and (2) 0.5 shares of common stock for each share into which the holder’s Series A convertible preferred stock and Series B convertible preferred stock was then convertible. In addition, holders of (a) the Company’s Series A warrants who did not also hold any shares of Series A convertible preferred stock and (b) the Company’s Series B warrants, Series C warrants and certain placement agent warrants received, in consideration of the cancellation of those warrants, 0.2 shares of common stock for each share subject to those warrants. Each share of Series C convertible preferred stock would automatically convert into 66.67 shares of common stock upon the consummation of a firm commitment underwritten public offering generating at least $20,000,000 in gross proceeds to the Company (a “Qualified Public Offering”). A limited number of holders whose receipt of common stock, whether in the Equity Restructuring or upon the conversion of the Series C convertible preferred stock, would cause them to beneficially own in excess of 4.99% of the Company’s outstanding common stock, received in the Equity Restructuring, and would receive upon the conversion of the Series C convertible preferred stock, in lieu of shares of common stock, shares of the Company’s Series D convertible preferred stock.

In summary, as a result of the Equity Restructuring, (i) 6,330 shares of Series A convertible preferred stock, (ii) 53,070 shares of Series B convertible preferred stock and (iii) warrants to purchase an aggregate of 2,913,041 shares of common stock were restructured into (x) 630,765 shares of common stock, (y) 59,400 shares of Series C convertible preferred stock and (z) 19,706.52 shares of Series D convertible preferred stock. On July 26, 2007, the Company filed certificates with the Secretary of the State of Delaware eliminating the Series A and B convertible preferred stock.

On October 29, 2007, the Company completed an underwritten public offering of 4,500,000 shares of its common stock receiving approximately $20.25 million in gross proceeds or $18.2 million in net proceeds. The Company used a portion of the net proceeds from the proposed underwritten public offering to repay $4.3 million of notes and $38,000 of related accrued interest.

Upon the closing of the underwritten public offering on October 29, 2007, the then outstanding 59,400 shares of Series C convertible preferred stock were automatically converted into 1,541,167 shares of common stock and 36,282.8 shares of Series D convertible preferred stock. At December 31, 2007, the Series D convertible preferred stock was convertible into 3,732,821 shares of common stock, subject to a 4.99% beneficial ownership cap in effect for these stockholders. On November 8, 2007, the Company filed a certificate with the State of Delaware, eliminating the Series C convertible preferred stock.

During the year ended December 31, 2007, the Company issued 3,125 shares of common stock in connection with the conversion of 50 shares of Series A convertible preferred stock.

During the year ended December 31, 2007, the Company issued 88,236 shares of common stock in connection with the exercise of stock options resulting in proceeds of $48,000.

During the year ended December 31, 2007, the Company issued 39,706 shares of common stock in connection with the cashless exercise of 110,294 options. Additional paid-in capital was charged $317,644 to reflect the impact of the shares that were not issued in order to satisfy payroll withholding tax obligations which were paid in December 2007.

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

The convertible preferred shares of GlobalOptions exchanged included the issuance of 2,572 shares of common stock resulting from the cashless exercise in June 2005 of a warrant held by a financial institution for the purchase of 3,676 shares of stock of the Company, the issuance of 45,236 shares of common stock of the Company resulting from the surrender of QuanStar’s $250,000 Convertible Note and accrued interest of $17,083 and the issuance of 22,059 shares of common stock of the Company resulting from the exercise of a warrant to purchase 22,059 shares held by the QuanStar Group, LLC.

Reverse Merger and Private Placement - Summary of Transactions

On June 24, 2005, the Company consummated a reverse merger transaction (See Note 1).

At closing, GlobalOptions Group issued 1,236,283 shares of its common stock to the former common and convertible preferred stockholders of GlobalOptions, in exchange for 100% of their outstanding shares of GlobalOptions.

GlobalOptions Group has assumed all of GlobalOption’s obligations under its outstanding stock option plan and had initially reserved 812,500 shares of GlobalOptions Group’s common stock for stock options issuable under a newly adopted 2005 Stock Option Plan (See Note 15). At the time of the reverse merger, GlobalOptions had outstanding stock options to purchase 4,450,721 shares of common stock, which outstanding options became stock options to purchase 327,259 shares of common stock of GlobalOptions Group, after giving effect to the reverse merger exchange ratio and the March 2007 1 for 8 stock split. Neither GlobalOptions nor GlobalOptions Group had any warrants to purchase shares of common stock outstanding immediately prior to the closing of the reverse merger. The pricing of all stock options has been adjusted on a 13.6 to 1 basis.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14.   Stockholders’ Equity, continued

Reverse Merger and Private Placement - Summary of Transactions, continued

Under the terms of the private placement, the Company agreed to file a "resale" registration statement with the SEC covering the shares of common stock underlying the Series A convertible preferred stock and warrants issued in the private placement on or before October 28, 2005 (or 120 days after the closing). The Company was obligated to maintain the effectiveness of the "resale" registration statement from the effective date through and until 12 months after the date of closing of the merger, unless all securities registered under the registration statement have been sold or are otherwise able to be sold pursuant to Rule 144 under the Securities Act of 1933, provided the Company complies with their reporting obligations.

In the event the "resale" registration statement was not filed with the SEC on or prior to the 180th day after the completion of the merger, each investor in the private placement was to receive an additional number of shares of Series A convertible preferred stock equal to 2% of the total number of shares of Series A preferred stock subscribed to by such investor in the private placement (which additional shares of underlying common stock would also be registered) for each month (or portion thereof) that the registration statement was not so filed, provided that the aggregate increase in such shares of Series A convertible preferred stock pursuant to this paragraph will in no event exceed 20% of the original number of shares of Series A convertible preferred stock subscribed for in the private placement.

The Company agreed to use its best efforts to have the "resale" registration statement declared effective by the SEC as soon as possible after the initial filing and agreed to respond to all questions or comments by the SEC pertaining to such registration statement within 30 days of the receipt of such comments. In the event that the Company did not respond to questions or comments by the SEC pertaining to the registration statement within 30 days after the Company’s receipt of such comments, each investor in the private placement would receive an additional number of shares of Series A convertible preferred stock equal to 2% of the total number of shares of Series A convertible preferred stock subscribed to by such investor in the private placement (which additional shares of underlying common stock would also be registered) for each month (or portion thereof) that the Company did respond to questions or comments by the SEC pertaining to such registration statement, provided that the aggregate increase in such shares of Series A convertible preferred stock pursuant to this paragraph would in no event exceed 20% of the original number of shares of Series A convertible preferred stock subscribed to in the private placement. This registration statement was declared effective and subsequently, on June 11, 2007, the Company withdrew the registration statement.

Verus International Group (“Verus”), John Oswald, one of our Directors, is Chief Executive Officer, served as advisor to the Company on the structuring and execution of the reverse merger. In connection with the identification and structuring of the reverse merger and effective as of the closing of the reverse merger, the Company paid Verus or its designees a fee equal to 18,125 shares of common stock valued at $337,850 and a fee paid in warrants as an advisor for the private placement equal to 49,512 cashless four-year warrants to purchase the Company’s common stock exercisable at $16.00 per share, and a fee paid in warrants equal to 131,738 warrants to purchase the Company’s common stock exercisable at $20.00 per share on terms which are identical to those warrants included in the units.

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

The Company agreed to engage Verus for a period of 24 months following the closing of the merger and private offering to provide capital markets advisory services at a monthly rate of $10,000, payable in cash or in common stock at the then-current market value. During the years ended December 31, 2007, 2006 and 2005, the Company issued 850, 1,627 and 1,402 shares of common stock, valued at $15,000, $30,000 and $15,000, respectively, in connection with this agreement.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14.   Stockholders’ Equity, continued

Series A Convertible Preferred Stock

The Company has authorized a total of 15,000,000 shares of preferred stock. In conjunction with the reverse merger, the Company designated 16,000 shares as authorized for Series A convertible preferred stock.

Holders of Series A convertible preferred stock were entitled to convert their shares into common stock, without any further payment thereafter. Each share of Series A convertible preferred stock was initially convertible into 63 shares of common stock at a conversion price of $16.00 per common share and was immediately convertible into common stock.

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

Pursuant to the Equity Restructuring, all shares of Series A convertible preferred stock were retired on July 25, 2007. The Series A convertible preferred stock was eliminated on July 26, 2007.

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

The Company has presented the beneficial conversion feature as a deemed dividend to the holders of the Series A convertible preferred stock on the consolidated statements of operations of $979,750 for the year ended December 31, 2005.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14.   Stockholders’ Equity, continued

Series A Convertible Preferred Stock Features

The number of shares of common stock issuable upon conversion of the Series A convertible preferred stock was subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of the common stock; an issuance of common stock or other securities of the Company as a dividend or distribution on the common stock; a reclassification, exchange or substitution of the Company’s common stock; or a capital reorganization of the Company. In the event that the Company issued any shares of common stock or common stock equivalents in a private placement, secondary offering or shelf offering for cash consideration at a price less than $16.00 per share of common stock, the conversion rate would be that number of shares of common stock equal to $125 divided by the price per share at which the Company will issue common stock (the “Denominator”), but in no event would the Denominator be less than $6.12 per share.

Holders of Series A convertible preferred stock were entitled to vote their shares on an as-if-converted to common stock basis, and would vote together with the holders of the common stock, and not as a separate class. Holders of Series A convertible preferred stock would also have any voting rights to which they were entitled by law.

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, holders of Series A convertible preferred stock would be entitled to receive out of assets of the Company available for distribution to its stockholders, before any distribution are made to holders of the common stock, liquidating distributions in an amount equal to $1,000 per share. After payment of the full amount of the liquidating distributions to which the holders of the Series A convertible preferred stock were entitled, holders of the Series A convertible preferred stock would receive liquidating distributions pro rata with holders of common stock, based on the number of shares of common stock into which the Series A convertible preferred stock was convertible at the conversion rate then in effect.

  Holders of Series A convertible preferred stock were not entitled to receive any dividends, except to the extent that any dividends are declared on the Company’s common stock, in which case holders of Series A convertible preferred stock would be entitled to receive such dividends on an as-if-converted basis.

Warrants (Series A & B)

Series A warrants to purchase 121,094 shares of common stock were issued to investors and Series B warrants to purchase 234,375 shares of common stock were issued to the placement agent and advisors, at an exercise price of $20.00 per share from the date of issuance until the fourth anniversary thereof. As a result of an adjustment pursuant to the anti-dilution protection associated with the warrants, for the Series A and Series B warrants the number of shares which could have been purchased was increased to 151,391 and 292,983 respectively, and the warrant exercise price was reduced to $16.00 per share.

Pursuant to the Equity Restructuring, on July 25, 2007, the Series A and Series B warrants were exchanged for either common stock, Series C or Series D convertible preferred stock.

Warrants (Series C)

Series C warrants to purchase 90,634 shares of common stock were issued to the placement agent and advisors at an exercise price of $16.00 per share from the date of issuance until the fourth anniversary thereof. These warrants could have been exercised upon surrender of the certificate therefore, accompanied by payment of the full exercise price for the number of warrants being exercised. The holder may also alternatively exercise these warrants on a cashless basis by surrendering the warrant with an executed notice of cashless exercise attached thereto, in which event the Company would issue to the holder the number of shares of stock determined following the formula contained therein.

 Pursuant to the Equity Restructuring, on July 25, 2007, the Series C warrants were exchanged for either common stock, Series C or Series D convertible preferred stock.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14.   Stockholders’ Equity, continued

Adjustments (applicable to Warrants - Series A, B and C)

In the event that the Company issued any shares of its common stock or common stock equivalents following in a private placement, secondary offering or shelf offering for cash consideration at a price less than $20.00 per share of common stock for Series A and B warrants or $16.00 per share of common stock for Series C warrants, respectively, (i) the number of shares of common stock for which each warrant was exercisable would be adjusted to equal that number which is the result of the original number of shares of common stock for which each warrant was exercisable multiplied by $20.00 per share of common stock for Series A and B warrants and $16.00 per share of common stock for Series C warrants, and divided by the price per share at which the Company would issue such common stock or common stock equivalents, but in no event would the denominator be less than $6.12 per share, and (ii) the exercise price of each warrant would be reduced to equal the price per share at which GlobalOptions Group issued such common stock or common stock equivalents, but in no event would the exercise price be reduced to less than $6.12 per share. Additionally, the warrants contained provisions that protected the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock dividends, stock splits, and other similar events.

During the year ended December 31, 2006, in connection with these warrant adjustment provisions, holders received the right to purchase for the Series A and Series B warrants, additional shares of common stock aggregating 30,297 and 58,608, respectively.

The holders of any type of warrant will not possess any voting or other rights as a stockholder of the Company unless and until the holder exercises the warrant.

A summary of the Company’s Series A, B, and C warrants outstanding and fully exercisable at December 31, 2006 is presented in the table below, after the effect of the dilutive adjustment during such year:

Exercise Price $16.00
Series A	151,391
Series B	292,983
Series C	90,634

Outstanding and Exercisable at December 31, 2006	535,008

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

Pursuant to the Equity Restructuring, all shares of Series A convertible preferred stock were retired on July 25, 2007. The Series A convertible preferred stock was eliminated on July 26, 2007.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14.   Stockholders’ Equity, continued

Series B Convertible Preferred Stock - Optional Conversion

Holders of Series B convertible preferred stock would be entitled to convert their shares into the Company’s common stock, without any further payment. Each share of Series B convertible preferred stock was initially convertible into 63 shares of common stock at a conversion price of $16.00. The number of shares of the Company’s common stock issuable upon conversion of the Series B convertible preferred stock was subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of the Company’s common stock; an issuance of common stock or other securities of the Company as a dividend or distribution on the Company’s common stock; a reclassification, exchange or substitution of the Company’s common stock; or a capital reorganization of the Company. In the event that the Company issued any shares of common stock or common stock equivalents in a private placement, secondary offering or shelf offering for cash consideration at a price less than $16.00 per share of common stock, the conversion price would be reduced based on weighted average anti-dilution protections subject to customary carve outs, but in no event would the conversion price be less than $6.12 per share.

Mandatory Conversion

Subject to an effective Registration Statement, beginning 12 months from the closing date of the offering of the Series B convertible preferred stock, if the closing bid price of the common stock exceeded $36.00 and trading volume of the Company’s common stock was not less than 12,500 shares for at least fifteen trading days out of a period of twenty (20) consecutive trading days, the Company could have required the conversion of the Series B convertible preferred stock into shares of common stock at the applicable conversion price.

Voting Rights

Holders of Series B convertible preferred stock were entitled to vote their shares on an as-if-converted to common stock basis, up to a 4.99% of the then issued and outstanding shares of the Company's common stock, and would vote together with the holders of the common stock, and not as a separate class. Provided that at least 25% of the Series B convertible preferred stock remains outstanding, the consent of a majority of the outstanding Series B convertible preferred stock was required for (1) amendments of the Series B certificate of designation, (2) amendments of our certificate of incorporation or bylaws adversely affecting the Series B convertible preferred stock, (3) the authorization or issuance of any equity securities ranking pari passu with or senior to the Series B convertible preferred stock and (4) specified other corporate actions. Holders of Series B convertible preferred stock would also have any voting rights to which they are entitled by law.

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, holders of Series B convertible preferred stock would be entitled to receive out of assets of the Company available for distribution to the Company’s stockholders, before any distribution was made to holders of the common stock, liquidating distributions in an amount equal to $1,000 per share. After payment of the full amount of the liquidating distributions to which the holders of the Series B convertible preferred stock are entitled, holders of the Series B convertible preferred stock would receive liquidating distributions pro rata with holders of the Company’s Series A convertible preferred stock and holders of the common stock, based on the number of shares of common stock into which the Series B convertible preferred stock is convertible at the conversion price then in effect.

Dividends

Commencing 18 months from the issuance date of June 29, 2006, dividends would have accumulated at the rate of 6% per annum for the first 12 months and 8% per annum thereafter. Dividends were payable in cash or in shares of common stock at the holder’s election. To the extent that any dividends would have been declared on the common stock, holders of Series B convertible preferred stock would have been entitled to receive such dividends on an as-if-converted basis. No dividends could have been or were declared or paid on junior securities until the dividend on the Series B convertible preferred stock was paid in full.

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

Warrants (Series B-1 and Series B-2)

During the year ended December 31, 2007, as a result of adjustments with regard to anti-dilution protection, the number of outstanding Series B-2 warrants was increased from 1,160,906 to 1,185,872, and the warrant exercise price was reduced from $22.48 to $ 22.32.

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

A summary of the Company’s Series B-1 and B-2 warrants outstanding and fully exercisable at December 31, 2006 is presented in the table below, after the effect of the dilutive adjustment during such year:

	Exercise Prices
	$17.20	$22.64	Total
Series B-1	1,160,906	-	1,160,906
Series B-2	-	1,169,111	1,169,111
Outstanding and exercisable	1,160,906	1,169,111	2,330,017

In connection with the Equity Restructuring, on July 25, 2007, the Series B-1 and Series B-2 Warrants were exchanged for either common stock, Series C or Series D convertible preferred stock.

Adjustments

Prior to the Equity Restructuring, in the event that the Company issued any shares of common stock or common stock equivalents in a private placement, secondary offering or shelf offering for cash consideration at a price less than the current warrant exercise price then in effect, the warrant exercise price would be reduced based on weighted average anti-dilution protections subject to customary carve outs. Additionally, the warrants contained provisions that protected the holders thereof against dilution by adjustment of the purchase price in certain events, such as stock dividends, stock splits, and other similar events.

The holders of any type of warrant would not possess any voting or other rights as a stockholder of the Company unless and until the holder exercises the warrant.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14.   Stockholders’ Equity, continued

Exercise

The warrants could have been exercised upon surrender of the certificate therefore on or prior to the expiration date at the Company’s offices with the form of “Election to Purchase” section of the warrant filled out and executed as indicated, accompanied by payment (in the form of certified or cashier’s check payable to the order of GlobalOptions Group, Inc., wire transfer or by cashless exercise) of the full exercise price for the number of warrants being exercised.

Transfer, Exchange and Exercise

The warrants could have been exercised upon surrender of the certificate on or prior to the expiration date (as explained below) at the Company’s offices with the form of “Election to Purchase” section of the warrant filled out and executed as indicated, accompanied by payment (in the form of certified or cashier’s check payable to the order of GlobalOptions Group, Inc.) of the full exercise price for the number of warrants being exercised.

Investor Rights Agreement

The Company entered into an Investor Rights Agreement, dated as of June 28, 2006, with the purchasers of the Company’s Series B convertible preferred stock in which the Company agreed to register for resale all of the shares of common stock issued or issuable upon the conversion of the Series B convertible preferred stock and the exercise of the Series B-1 and Series B-2 warrants. The Company agreed to file a resale registration statement covering these shares by 60 days following the closing date of the private placement (the “Filing Date”) and to use its best efforts to have the resale registration statement declared effective by 120 days following the closing date of the private placement (the “Effectiveness Date”). The Company also agreed to use its best efforts to maintain the effectiveness of the resale registration statement until the earlier of the time when all of the registered shares have been sold or may be sold without restriction pursuant to Rule 144(k) under the Securities Act of 1933. The Investor Rights Agreement obligates the Company to pay specified liquidated damages to the purchasers to the extent the Company does not meet these deadlines or maintain the effectiveness of the resale registration statement for the required time period, as well as for certain other events.

On October 23, 2006, the Company and holders of a majority in interest of the Company’s Series B convertible preferred stock amended the Company's Investor Rights Agreement dated as of June 28, 2006 to amend and restate the definition of “Effectiveness Date” in the Investor Rights Agreement to read as follows: “Effectiveness Date” means the date that is one hundred and twenty (120) days following the closing date, provided that such date shall be tolled (i) for the duration of any blackout period, (ii) for periods of regulatory review exceeding customary periods, and (iii) for periods of regulatory review the resolution of which was outside the full control, power or authority of the Company or its agents, provided the Company has met comment response deadlines applicable to it (to the extent within its or its agents’ full control, power or authority) and was using its reasonable best efforts to cause the registration statement to be declared effective under the Securities Act.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14. Stockholders’ Equity, continued

Investor Rights Agreement, continued

On February 21, 2007, the Company entered into agreements with three holders of Series B convertible preferred stock acknowledging the Company’s obligation under the Investor Rights Agreement to prepare and file with the SEC an additional registration statement (the “Additional Registration Statement”) to register shares that were not covered (the “Remaining Securities”) by the Company’s registration statement on Form SB-2 (File No. 333-136468) (the “Existing Registration Statement”). The Company acknowledged that, as a result of its failure to file and cause a registration statement to become effective as to the Remaining Securities, liquidated damages with respect to such Remaining Securities (“Remaining Securities Liquidated Damages”) had accrued and continued to accrue, on and after February 2, 2007, the date on which the Existing Registration Statement was declared effective as outlined in the Investor Rights Agreement. Such holders agreed to waive, subject to the conditions set forth below, their right to payment of such liquidated damages resulting solely from the omission of the Remaining Securities from the Existing Registration Statement and any failure to file, or have declared effective, a registration statement with respect to the Remaining Securities by the Filing Date or the Effectiveness Date, as the case may be. The holders agreed that such waiver would continue in force and effect so long as the Company used its reasonable best efforts to file as promptly as practicable, and cause to be declared effective as promptly as practicable, the Additional Registration Statement with respect to the Remaining Securities as and to the extent permitted by applicable federal securities laws, rules, regulations and interpretations thereof. At such time as the Company failed to so use its reasonable best efforts, as and to the extent permitted by applicable federal securities laws, rules, regulations and interpretations thereof, the above waiver would be null and void and all payment obligations of the Company with respect to the Remaining Securities Liquidated Damages (but not liquidated damages with respect to the holders’ registered securities) and rights and remedies of the holders would be revived as if such waiver were not given.

In connection with the Equity Restructuring, the Investor Rights Agreement was terminated on July 25, 2007.

Registration Rights - Accounting Considerations

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19”, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. On June 29, 2006, the Company completed a private placement of convertible notes and entered into registration rights and warrant agreement in connection with and following the private placement. The Company views its registration rights agreement as a free standing financial instrument that includes liquidated damages which could be deemed substantial. Accordingly the Company views that the interpretive guidance in EITF Issue No. 05-4, view C, provided the most appropriate measure and would require a company, in certain circumstances to record a derivative liability. However due to various factors including the good filing history of the Company, the lower likelihood of a penalty for liquidated damages relating to the requirement by the Company to file the registration statement related to the warrants, to have the registration statement declared effective (registration statement was declared effective, see below) and remain effective, the exposure to this registration rights damages was deemed to be de-minimus and therefore no liability was recorded in the consolidated financial statements at December 31, 2006.

FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” Although the registration rights agreement provides for the payment of liquidated damages under certain conditions, due to various factors, including the good filing history of the Company relating to the requirement by the Company to file the registration statement, to have the registration statement declared effective and remain effective, the imposition of a registration rights liquidated damages liability was deemed to be not probable and therefore non-accruable at December 31, 2007 and 2006.

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

Series C Convertible Preferred Stock - Automatic Conversion

The Series C convertible preferred stock was automatically converted into common stock upon the consummation of the Qualified Public Offering. In the event a holder of Series C convertible preferred stock is prohibited from converting into common stock under this provision due to the 4.99% beneficial ownership limitation discussed below, the excess portion of the Series C convertible preferred stock will be converted into Series D convertible preferred stock on a one-for-one basis. Participants in the Equity Restructuring who elected to receive solely Series D convertible preferred stock in lieu of shares of common stock they would have otherwise received may also elect to receive solely Series D convertible preferred stock upon any optional, mandatory or automatic conversion of the Series C convertible preferred stock.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14.   Stockholders’ Equity, continued

   Voting Rights

Subject to the beneficial ownership cap described above, holders of Series C convertible preferred stock were entitled to vote their shares on an as-converted to common stock basis, and will vote together with the holders of the common stock, and not as a separate class. Provided that at least 25% of the Series C convertible preferred stock remains outstanding, the consent of a majority of the outstanding Series C convertible preferred stock is required for (1) amendments of the Series C convertible preferred stock certificate of designation, (2) amendments of the Company’s certificate of incorporation or bylaws adversely affecting the Series C convertible preferred stock and (3) the authorization or issuance of any equity securities ranking pari passu with or senior to the Series C convertible preferred stock. Holders of Series C convertible preferred stock will also have any voting rights to which they are entitled by law.

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, holders of Series C convertible preferred stock would be entitled to receive out of assets of the Company available for distribution to stockholders, before any distribution is made to holders of any junior preferred stock or common stock, liquidating distributions in an amount equal to $1,000 per share. Upon completion of the liquidating distributions required to be made to holders of the Company’s preferred stock, holders of the Series C convertible preferred stock will be entitled to receive their pro rata share, on an as-converted to common stock basis, of any assets remaining available for distribution to stockholders.

Dividends

Holders of Series C Preferred Stock were not entitled to receive any dividends.

On October 29, 2007, upon the closing of the qualified public offering, the shares of Series C convertible preferred stock automatically converted to shares of Common Stock and in certain cases, Series D convertible preferred stock.

Series D Convertible Preferred Stock

On July 25, 2007, the Company filed a certificate of designation with the State of Delaware authorizing the designation of a total of 100,000 shares of Series D convertible preferred stock.

Optional Conversion

Subject to the beneficial ownership cap described below, holders of Series D convertible preferred stock were entitled at any time to convert their shares of Series D convertible preferred stock into common stock, without any further payment. Each share of Series D convertible preferred stock was initially convertible into 66.67 shares of common stock, based on a conversion price of $15.00 per share. The number of shares of common stock issuable upon conversion of the Series D convertible preferred stock was subject to adjustment in the event of a stock dividend, subdivision or combination of the Company’s common stock.

Mandatory Conversion

To the extent that a holder of Series D convertible preferred stock falls below, or elects to waive, the 4.99% beneficial ownership limitation discussed below, subject to limited exceptions, the Company may require the conversion of the Series D convertible preferred stock into shares of common stock at the applicable conversion price.

Limitations on Conversion

The Series D convertible preferred stock was subject to a beneficial ownership cap providing that each holder of Series D convertible preferred stock may not convert his shares into common stock such that the number of shares of common stock issued after the conversion had exceeded, when aggregated with all other shares of common stock owned by such holder and its affiliates at such time, in excess of 4.99% of the then issued and outstanding shares of the Company’s common stock. A holder may at any time waive this 4.99% cap upon 61 days’ notice.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14.   Stockholders’ Equity, continued

Voting Rights

Holders of Series D convertible preferred stock do not have any voting rights except to the extent required by law.

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, holders of Series D convertible preferred stock will be entitled to receive out of assets of the Company available for distribution to stockholders, after distributions are made to holders of the Series C convertible preferred stock, but before distributions were made to holders of common stock, liquidating distributions in an amount equal to $0.001 per share. Upon completion of the liquidating distributions required to be made to holders of the Company’s preferred stock, holders of the Series D Preferred Stock would be entitled to receive their pro rata share, on an as-converted to common stock basis, of any assets remaining available for distribution to stockholders.

Dividends

To the extent that any dividends were declared on the Company’s common stock, holders of Series D convertible preferred stock will be entitled to receive such dividends on an as-converted basis. Holders of Series D convertible preferred stock were not otherwise entitled to receive any dividends.

Registration Rights - Series C and Series D Convertible Preferred Stock

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

Registration Statements

On November 1, 2005, the Company filed a registration statement on Form SB-2, as amended (File No. 333-129363), registering 948,750 shares of common stock, including shares of common stock then outstanding, and shares of common stock underlying the Company’s Series A convertible preferred stock and related warrants. This registration statement was declared effective on May 10, 2006. On August 9, 2006, the Company filed a supplement to the registration statement on Form 424(b)(3). On June 11, 2007, the Company filed a post-effective amendment to the registration statement deregistering the 888,509 shares of common stock remaining unsold under the registration statement. This post-effective amendment was declared effective on June 11, 2007.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14.   Stockholders’ Equity, continued

Registration Statements, continued

On August 9, 2006, the Company filed a registration statement on Form SB-2, as amended (File No. 333-136468), registering 4,218,413 shares of common stock, including shares of common stock underlying the Company’s Series B convertible preferred stock and related warrants, as well as certain warrants issued to the Company’s service providers. This registration statement was declared effective on February 2, 2007. On June 11, 2007, the Company filed a request for the withdrawal of the registration statement. This request for the withdrawal was declared effective on June 11, 2007.

On August 2, 2007, the Company filed a registration statement on Form SB-2, as amended (File No. 333-145053), registering 4,500,000 shares of common stock in connection with an underwritten public offering of such shares, and registering an additional 7,979,603 shares of common stock, including shares of common stock, and shares of common stock underlying the Company’s Series C convertible preferred stock and Series D convertible preferred stock, that were issued in connection with the Equity Restructuring. This registration statement was declared effective on October 23, 2007. On October 24, 2007, the Company filed a supplement to the registration statement on Form 424(b)(1) and a supplement to the registration statement on Form 424(b)(3). On February 2, 2008, in order to convert into a registration statement on Form S-3 the portion of the registration statement registering shares of common stock in connection with the Equity Restructuring issuances, the Company filed a post-effective amendment to the registration statement on a Form S-3 registration statement. This post-effective amendment was declared effective on February 14, 2008.

Nasdaq Capital Market Listing

On September 21, 2007, the Company was approved for listing on the Nasdaq Capital Market and on September 26, 2007, commenced trading on Nasdaq under the symbol “GLOI”.

Underwritten Public Offering

On October 29, 2007, the Company completed an underwritten public offering of 4,500,000 shares of its common stock receiving approximately $20.25 million in gross proceeds and, resulting in $18.2 million in net proceeds. In addition, the underwriters had an option for 30 days to purchase up to an additional 675,000 shares of common stock to cover any over-allotments. The Company also registered approximately 8,000,000 shares of common stock for resale by existing stockholders under this registration statement.

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

The underwriters for the offering had a 30-day over-allotment option to purchase up to an additional 675,000 shares of common stock from GlobalOptions at the offering price pf $4.50 per share, but did not exercise the over-allotment option.

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

14.   Stockholders’ Equity, continued

Amendments to Certificates of Incorporation

On November 8, 2007, GlobalOptions filed a certificate with the Secretary of the State of Delaware eliminating all matters related to their Series C convertible preferred stock. All formerly outstanding shares were converted to GlobalOptions Common Stock and in some cases Series D convertible preferred stock.

15. Stock Based Compensation

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

2005 Stock Option Plan

On August 5, 2005, the Board of Directors and stockholders of the Company approved the 2005 Stock Option Plan (the “2005 Plan”), which replaced the 2002 Plan. The 2005 Plan is administered by the Company’s compensation committee which originally provided for 812,500 shares of common stock to be reserved for issuance under the 2005 Plan, representing the number of options outstanding under that plan (see below). Directors, officers, employees, and consultants of the Company are eligible to participate. The 2005 Plan provides for the awards of incentive and non-statutory stock options. The Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of common stock, as determined by the Committee, on the grant date. The Board of Directors determined that the remaining shares reserved, but unissued, with respect to any awards under the Company’s 2005 Stock Option Plan were no longer available for grant.

2006 Stock Option Plan

On June 12, 2006, the Board of Directors, and stockholders of the Company approved the adoption of the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan is administered by the Company’s compensation committee (the Committee), and provides for up to 1,062,500 of the Company’s common stock to be reserved for issuance to directors, employees and consultants of the company and its subsidiaries, representing the number of options outstanding under that plan (see below). The 2006 Plan provides for the awards of incentive and non-qualified stock options. The exercise is to be not less than 100% of the fair market value of a share of common stock on the date the option is granted. Options expire in ten years, and are subject to the terms and conditions determined by the Committee at the time of grant. The Board of Directors determined that the remaining shares reserved, but unissued with respect to any awards under the Company’s 2006 Stock Option Plan were no longer available for grant.

On August 9, 2006, the Company filed form S-8 to register an aggregate of 6,500,000 and 8,500,000 shares of the Company’s common stock, $0.001 par value per share, issuable under the 2005 Plan and the 2006 Plan, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

15. Stock Based Compensation, continued

2006 Long-Term Incentive Plan

On December 5, 2006 the stockholders adopted the 2006 Long-Term Incentive Plan (the "2006 Long-Term Incentive Plan").  The shares that may be issued under such plan shall not exceed an aggregate of 1,500,000 shares of common stock and the Board of Directors delegated to the compensation committee of the Board of Directors (the “Compensation Committee”) the authority to administer the 2006 Long-Term Incentive Plan. At December 31, 2007, there remain 701,045 reserved but unissued shares under the 2006 Long-Term Incentive Plan.

On December 15, 2006, the Company filed a registration statement on Form S-8 under the Securities Act covering 12,000,000 shares of common stock reserved for issuance under the 2006 Long-Term Incentive Plan. The Form S-8 registration became effective immediately upon filing. Subject to the satisfaction of applicable exercise periods and Rule 144 volume limitations applicable to affiliates, shares of the Company common stock to be issued upon exercise of outstanding stock options granted pursuant to the Company’s 2006 Long-Term Incentive Plan are available for immediate resale in the public market.

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

On December 15, 2006, the Company filed a registration statement on Form S-8 covering 1,500,000 and 250,000 shares of common stock reserved for issuance under the Company’s 2006 Long-Term Incentive Plan and the Employee Stock Purchase Plan.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

15. Stock Based Compensation, continued

Stock-Based Compensation

On June 24, 2005, the Company issued 18,125 shares of common stock at a value of $337,850 to an advisor for its services related to the reverse merger. This cost is reflected in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2005.

On November 18, 2005, the Company granted an option Mr. Jeffrey Nyweide, the Company’s Chief Financial Officer, who served pursuant to a consulting agreement through July 31, 2007, to purchase 62,500 shares of common stock at $20.00 per share. This option has a term of five years, is non-forteitable and vests over three years. This option was initially valued at approximately $867,000 utilizing the Black-Scholes option pricing model and was amortized to stock-based compensation over the three year vesting period, through July 31, 2007, in accordance with Emerging Issues Task Force pronouncement No. 96-18—“Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). On a quarterly basis, the Company adjusted the unvested value on a mark-to-market basis, and the cumulative effect of the adjustment amount on amortization is reflected in current period amortization. During the years ended December 31, 2007, 2006, and 2005 ($3,000), $132,000 and $17,000 respectively was amortized to stock-based compensation expense under EITF 96-18 related to this option and recorded within general and administrative expenses.

On June 12, 2006 the Company granted Mr. Nyweide an option to purchase 62,500 shares at $17.60 per share. This option has a term of five years, is non-forfeitable, vests over three years, and was initially valued at approximately $779,000, utilizing the Black-Scholes option pricing model. The value of the option was amortized to stock-based compensation over the three year vesting period, through July 31, 2007, in accordance with Emerging Issues Task Force pronouncement No. 96-18 - “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). On a quarterly basis, the Company adjusted the unvested value of these options on a mark-to-market basis, and the cumulative effect of the adjustment amount on amortization has been reflected in current period amortization. For the year ended December 31, 2007 and 2006 $9,000 and $77,000 respectively was amortized to stock based compensation under EITF 96-18 related to this option.

During the years ended December 31, 2007 and 2006, the Company issued stock options to certain members of its advisory boards in exchange for their advisory services to the Company valued at $116,595 and $165,321, respectively. The fair value of the options granted during the year ended December 31, 2007 was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 87%, risk-free interest rate of 4.70% and an expected term of five years. The options granted during the year ended December 31, 2005 were valued under EITF No. 96-18 at the arm’s length cash equivalent value of the related compensation.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

15. Stock Based Compensation, continued

Stock-Based Compensation, continued

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

As a result of adopting SFAS 123R, the impact to the consolidated financial statements for the year ended December 31, 2006 was to record an expense of approximately $2,258,000 greater than if the Company had continued to account for stock-based compensation under APB 25 and is reflected within general and administrative expenses. The impact of the adoption of SFAS 123R on both basic and diluted net loss per share for the year ended December 31, 2006 was $1.01.

In addition, SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (“EITF 96-18”) which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.  Stock based compensation for non-employees accounted for under EITF 96-18 was approximately $64,000, $853,000 and $662,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and is reflected within general and administrative expenses.

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

The fair value of each option grant during the years ended December 31, 2007, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Year Ended December 31,
	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	87%	87%	87%
Risk-free interest rate	4.3%	5.0%	3.0%
Expected lives	5 years	5 years	3 years

The Company has determined that the expected life of options granted is the same as the contractual term.

The weighted average fair value of the options on the date of grant, using the fair value based methodology for years ended December 31, 2007, 2006 and 2005 was $6.05, $12.16 and $13.84, respectively.

For the year ended December 31, 2005, under APB 25, no stock-based employee compensation expense relating to the Company’s stock option plans was reflected in net loss available to common stockholders, as all options granted under its plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

15. Stock Based Compensation, continued

Stock-Based Compensation, continued

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

14. Stock Based Compensation, continued

Stock-Based Compensation, continued

On March 10, 2006, in connection with the Company’s purchase of JLWA, the Company issued 102,459 shares of common stock, valued at $2,000,000 (See Note 4) and granted 27,778 options for the purchase of common stock at an exercise price of $18.00 per share to various former employees of JLWA. The options have a five year term and vest ratably upon the first, second, third and fourth anniversaries of the date of grant and have a value of approximately $351,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 4.95%.

On April 27, 2006, the Company granted, in the aggregate, options for the purchase of 15,375 shares of GlobalOptions Group common stock at an exercise price of $17.60 per share, consisting of options for the purchase of 2,125 shares granted to certain employees of GlobalOptions and options for the purchase of 13,250 shares granted to certain members of the Company’s advisory boards in exchange for services. The options granted to the members of the advisory boards have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant and have an aggregate value of approximately $213,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 4.95%.

On May 12, 2006, the Company granted, in the aggregate, options for the purchase of 60,634 and 46,642 shares of GlobalOptions Group common stock at an exercise price of $16.08 per share, from the 2005 Plan, to employees and officers of Safir and Secure Source, respectively.  These options have a five year term and for Safir, vest ratably upon the first, second, third and fourth anniversaries of the date of grant and for Secure Source, vest ratably upon the first, second and third anniversaries of the date of grant and have a value of approximately $1,224,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 5.08%.

On December 19, 2006, the Company awarded 175,000 shares of restricted stock to two senior officers under the terms of the renewal of their respective employment and consulting agreements. On December 13, 2007, the Compensation Committee determined that, effective January 1, 2008, 10,939 shares shall vest.

During the year ended December 31, 2007, in connection with expected performance under a bonus program for senior executives, stock-based compensation of approximately $677,000 was recognized for the estimated pro rata vesting of restricted stock. Of this amount, $474,000 is associated with the amortization over the derived service period of the $1,303,000 grant date value, as derived by a third party valuation firm, of a restricted stock award that is based on the achievement of certain common stock market price milestones. The remaining amount of $203,000 is associated with the amortization over the service period of the probable outcome at each reporting date of a restricted stock award that is based on the achievement of certain performance criteria.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

15. Stock Based Compensation, continued

Stock-Based Compensation, continued

On June 12, 2006, GlobalOptions Group granted, in the aggregate, from the 2006 Plan, options for the purchase of 167,500 shares of GlobalOptions Group common stock at an exercise price of $17.60 per share, consisting of options for the purchase of an aggregate of 125,000 shares granted to the Company’s Chief Executive Officer and 42,500 shares to members of the Company’s Board of Directors.  The options granted to the Company’s Chief Executive Officer have a five year term and vest ratably upon the first, second and third anniversary of the date of grant.   The options granted to the members of the officer and the Board of Directors have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant. In aggregate, the options for the Chief Executive Officer and the Board of Directors had a value of approximately $2,091,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 4.95%.

On August 10, 2006, the Company granted, in the aggregate, options for the purchase of 30,488 shares of common stock at an exercise price of $16.40 per share, from the 2006 Plan, to employees and officers of Hyperion Risk.  These options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant and have a value of approximately $332,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 4.86%.

On January 1, 2007, the Company issued 100 shares of its Company common stock valued in the aggregate at $42,000 to 267 full time employees under the 2006 Long-Term Incentive Plan.

On January 1, 2007, the Company granted, in the aggregate, options for the purchase of 18,750 shares of its common stock at an exercise price of $12.00 per share, under the 2006 Long-Term Incentive Plan, to three members of the Board of Directors. The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant. In the aggregate, these options have a value of approximately $159,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 4.70%.

On January 1, 2007, the Company issued stock options for the purchase of 13,750 shares of its common stock at an exercise price of $12.00 per share, under the 2006 Long-Term Incentive Plan to certain members of its advisory boards for their advisory services to the Company.   The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant. In the aggregate, these options have a value of approximately $117,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 4.70%.

On January 9, 2007, the Company granted, in the aggregate, options for the purchase of 26,423 shares of its common stock at an exercise price of $11.36 per share under the 2006 Long-Term Incentive Plan to employees and officers of On Line Consulting.   The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant and have a value of approximately $212,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and risk free interest rate of 4.65%.

On February 28, 2007, the Company granted, in the aggregate, options for the purchase of 38,894 shares of its common stock at an exercise price of $10.80 per share under the 2006 Long-Term Incentive Plan to employees and officers of Facticon.   The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant and have a value of approximately $296,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 4.52%.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

15. Stock Based Compensation, continued

Stock-Based Compensation, continued

On February 28, 2007, the Company granted, in the aggregate, options for the purchase of 62,504 shares of its common stock at an exercise price of $10.80 per share under the 2006 Long-Term Incentive Plan to employees and officers of Bode.   The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant and have a value of approximately $476,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 4.52%.

Effective August 1, 2007, the Company terminated its consulting agreement and entered into an employment agreement with Mr. Nyweide. The unvested portion of Mr. Nyweide’s options as of August 1, 2007 was valued at $125,447 and $143,381 respectively, and is being amortized to stock based compensation expense over the remaining vesting periods in accordance with SFAS 123R due to his change in status from consultant to employee. During the year ended December 31, 2007, $72,329 was amortized to stock based compensation under SFAS 123R related to these options.

On September 28, 2007, the Company granted, in the aggregate, options for the purchase of 300,000 shares of its common stock at an exercise price of $7.24 to the Chief Executive Officers of the Preparedness Services Unit, the Fraud and SIU Services Unit, and the Security Consulting and Investigations Unit. The options were granted under the 2006 Long-Term Incentive plan. The options have a five year term, and vest ratably upon the first second and third anniversaries of the date of grant and have a value of approximately $1,526,000 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 4.22%.

At December 31, 2007 and 2006, the unamortized value of employee stock options under SFAS 123R was approximately $4,671,000 and $4,718,000, respectively. The unamortized portion will be expensed over a weighted average period of 1.6 years. For the years ended December 31, 2007 and 2006 costs of approximately $2,480,000 and $2,258,000, respectively, were recognized in connection with the vesting of these employee stock options.

A summary of the status of the Company’s stock option plans and the changes during the years ended December 31, 2007 2006 and 2005, respectively, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average remaining contractual life
Options outstanding at January 1, 2005	249,451	$3.37
Granted	372,553	16.76
Forfeited	(736)	5.44
Options outstanding at December 31, 2005	621,268	$11.39
Granted	410,952	17.16
Forfeited	(3,427)	16.20
Options outstanding at December 31, 2006	1,028,793	$13.68
Granted	460,321	8.60
Exercised	(198,530)	2.91
Forfeited	(98,919)	11.24
Options outstanding at December 31, 2007	1,191,665	$13.72	3.6

Exercisable, December 31, 2007	447,223	16.31	3.0

The aggregate intrinsic value of outstanding and exercisable stock options was $0 and $0 at December 31, 2007 and $2,649,214 and $2,467,523 at December 31, 2006, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

15. Stock Based Compensation, continued

Stock-Based Compensation, continued

A summary of the Company’s stock options outstanding and exercisable by range of exercise price at December 31, 2007 is presented in the table below:

	Options Outstanding		Options Exercisable
Range of Exercise price	Number of options	Weighted Average Remaining Life in Years	Number of options	Weighted Average Remaining Life in Years
$4.80	18,644	1.0	18,644	1.0
$5.44	57,507	2.2	38,718	2.2
$6.80	307,353	4.8	7,353	5.6
$10.80 - $12.00	145,484	4.1	28,750	4.0
$16.08 - $20.00	662,677	3.2	353,758	3.1

	1,191,665		447,223

16.   Client and Segment Data

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

The Company’s reportable segments have changed from the prior year, to accommodate the acquisitions that were consummated.

Total revenues by segment include revenues to unaffiliated clients. The Company evaluates performance based on income (loss) from operations. Operating income (loss) is gross profit less operating expenses.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

16.   Client and Segment Data, continued

The following tables summarize financial information about the Company’s business segments for the years ended December 31, 2007, 2006 and 2005 (in thousands). The Company’s segment information for the year ended December 31, 2007 is presented on a basis different than for the years ended December 31, 2006 and 2005.

For the Year Ended December 31, 2007

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations		Corporate	Consolidated
Revenues	$30,823	$24,493		$31,815	$-	$87,131
Loss from Operations	$(8,057)	$(11,543)	$	(7,112)	$-	$(26,712)
Identifiable Assets	$13,882	$17,250		$34,811	$-	$65,943
Depreciation and Amortization	$1,244	$1,313		$1,360	$-	$3,917
Interest Expense	$-	$-		$-	$813	$813
Other Income	$100	$-		$-	$-	$100
Prepayment Premium	$800	$-		$-	$-	$800
Capital Expenditures	$8	$1,055		$1,376	$-	$2,439

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

16.	Client and Segment Data, continued

For the Year Ended December 31, 2006

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations	Corporate	Consolidated
Revenues	$37,556	$16,550	$7,818	$-	$61,924
Income (loss) from Operations	$7,631	$(12,409)	$(2,675)	$-	$(7,453)
Identifiable Assets	$13,150	$3,280	$3,489	$49,307	$69,226
Depreciation and Amortization	$1,025	$604	$481	$-	$2,110
Interest Expense	$-	$-	$-	$653	$653

Amortization of Debt Discounts on Convertible Notes Payable	$-	$-	$-	$7,523	$7,523

Amortization of Deferred Financing Costs	$-	$-	$-	$2,695	$2,695

Capital Expenditures	$25	$291	$36	$-	$352

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

16. Client and Segment Data, continued

For the Year Ended December 31, 2005

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations	Corporate	Consolidated
Revenues	$1,260	$6,970	$798	$-	$9,028
Loss from Operations	$(687)	$(2,635)	$(201)	$-	$(3,523)
Depreciation and Amortization	$29	$161	$18	$-	$208
Interest Expense	$-	$-	$-	$65	$65
Capital Expenditures	$4	$23	$3	$-	$30

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

17. Major Clients

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. The Company’s three largest clients accounted for approximately 29%, 9% and 3% of the Company’s revenues for the year ended December 31, 2007 of which the 29% of revenue client represented work performed under government contracts. For the year ended December 31, 2006, the Company’s three largest clients accounted for 51%, 11% and 4% of the Company’s revenues, of which the 51% and 4% of revenue clients represent work performed under government contracts. For the year ended December 31, 2005, the Company’s three largest clients accounted for 27%, 11% and 7% of our revenues, none of which are under government contracts.

For the year ended December 31, 2007, within the Preparedness Services segment, the two largest clients represented 29% and 1% of the Company’s overall revenues, within the Fraud and SIU services segment, the two largest clients represented 9% and 3% of the Company’s overall revenues and within the Security Consulting Segment the two largest clients represent 3% and 2% of the Company’s overall revenues.

For the year ended December 31, 2006, within the Preparedness Services segment, the three largest clients within the segment represented 51%, 4% and 1% of the Company’s overall revenue. Within the Fraud and SIU services segment, the two largest clients within the segment represented 11% and 2% of the Company’s overall revenues for the year ended December 31, 2006 and within the Security Consulting and Investigations segment, the largest client represented 1% of the Company’s overall revenue for the year ended December 31, 2006. For the year ended December 31, 2005, within the Fraud and SIU Services segment, the largest client represented 27% of the Company’s overall revenue.

For the years ended December 31, 2007, 2006 and 2005, government contracts represented 48%, 57% and 0% of the Company’s net revenues, respectively, the most significant of which, in 2007 and 2006, represented 91% and 94%, respectively, of the Company’s net revenues within the Preparedness Services segment.

During the year ended December 31, 2006, a client that represented approximately 19% of revenues for the year ended December 31, 2005 elected not to renew its relationship with the Company.

There was no foreign revenue for the year ended December 31, 2007. Revenue from foreign clients represented 1% and 24% of total revenue for the years ended December 31, 2006 and 2005, respectively. These foreign clients operate primarily in Russia and the Caribbean. For each of these foreign clients, the Company is paid in U.S. dollars.

18. Related Party Transactions

Transactions with The QuanStar Group, LLC

The Company was a party to an advisory agreement with the QuanStar Group, LLC ("QuanStar Group”), pursuant to which QuanStar Group rendered strategic and consulting services to the Company, particularly in the areas of corporate finance and strategic acquisitions, and was paid a monthly retainer of $15,000. During the year ended December 31, 2005 the Company incurred costs of $165,000 under the agreement.  The advisory agreement was entered into as of August 2004 and was terminated during November 2005. Harvey W. Schiller, Ph.D., the Company's Chairman and Chief Executive Officer is a partner in the QuanStar Group. Per Olof Lööf, the Company's Vice Chairman of the Board is a former partner of the Quanstar Group.

The Company also had a rental agreement with the QuanStar Group that expired during 2006. The Company incurred rent with the QuanStar Group of approximately $27,100 and $77,400 for the years ended December 31, 2006 and 2005, respectively, for the Company’s administration headquarters.

On May 12, 2006, in connection with the Company’s acquisition of Safir, the Company paid QuanStar Group a finder’s fee of $200,000 in cash and 10,883 shares of common stock valued at $175,000. Dr. Schiller and Mr. Lööf are former partners in QuanStar Group. Arnold Burns and Andrew J. Kaslow, members of the Company’s business advisory board, are the Chairman and a partner in QuanStar Group, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

18. Related Party Transactions, continued

Equity Restructuring

On July 25, 2007, upon the completion of the Equity Restructuring, (1) Dr. Schiller received 22 shares of Series C convertible preferred stock and 688 shares of common stock in consideration of the cancellation of his shares of Series A preferred stock and related warrants, (2) Lööf Holdings received 11 shares of Series C convertible preferred stock and 344 shares of common stock in consideration of the cancellation of its shares of Series A preferred stock and related warrants, (3) Integris Funds Ltd. received 1,500 shares of Series C convertible preferred stock and 46,875 shares of common stock in consideration of the cancellation of its shares of Series A Preferred Stock and related warrants, (4) Bayshore Merchant Services, Inc. received 2,344 shares of common stock in consideration of the cancellation of its Series B warrants, (5) John Oswald received 7,032 shares of common stock in consideration of the cancellation of his warrants, (6) Capital Trust Investments Limited received 500 shares of Series C convertible preferred stock and 15,625 shares of common stock in consideration of the cancellation of its Series A Preferred Stock and related warrants and (7) Verus International Group, Ltd. received 358 shares of Series C convertible preferred stock and 11,188 shares of common stock in consideration of the cancellation of its Series A Preferred stock and related warrants.

On October 29, 2007, upon the automatic conversion of Series C convertible preferred stock immediately following the consummation of the Company’s underwritten public offering, (1) Dr. Schiller received 1,467 shares of common stock in exchange for the cancellation of his 22 shares of Series C convertible preferred stock, (2) Lööf Holdings received 734 shares of common stock in exchange for the cancellation of its 11 shares of Series C convertible preferred stock, (3) Integris Funds Ltd. received 100,000 shares of common stock in exchange for the cancellation of its 1,500 shares of Series C convertible preferred stock, (4) Capital Trust Investments Limited received 33,334 shares of common stock in consideration of the cancellation of its 500 shares of Series C convertible preferred stock, and (5) Verus International Group, Ltd. received 23,867 shares of common stock in consideration of the cancellation of its 358 shares of Series C convertible preferred stock.

Acquisitions

 On March 10, 2006, the Company acquired JLWA for an aggregate purchase price of $8,403,540. Of this amount, Mr. Witt, the former Chairman and Chief Executive Officer of JLWA, directly received $2,187,000 in cash at closing, 62,244 shares of common stock valued at $1,215,000, $243,000 in the form of a 4.6% promissory note, which was paid in March 2007, and $331,695 in cash as a result of a working capital adjustment, which was paid in June 2006. Mr. Witt became the Chief Executive Officer of the Company’s Preparedness Services unit as a result of the transaction.

On May 11, 2007, the Company entered into the JLWA Modification Agreement with the JLWA Sellers. Under the modification, the Company agreed to make additional payments in the form of cash, promissory notes and common stock to the JLWA Sellers in exchange for eliminating the earnout provisions of the JLWA asset purchase agreement, which provided for a maximum additional payout of $15,400,000. The additional payments under the JLWA Modification Agreement consist of (i) a cash payment of $2,000,000, which was paid on May 14, 2007, (ii) a promissory note in the principal amount of $4,500,000, accruing interest at 5.65% per annum, due on January 15, 2008, subject to a 5% penalty fee if not paid on that due date, (iii) 300,000 shares of common stock valued at $2,880,000 and (iv) a promissory note in the principal amount of $4,300,000, accruing interest at 11.0% per annum, due on August 11, 2008. Of these amounts, Mr. Witt directly received $1,286,364 in cash, $3,001,363 in principal amount of the 5.65% promissory note and $2,765,682 in principal amount of the 11% promissory note, and James L. Witt Revocable Trust U/A/D 12/28/05, of which Mr. Witt is trustee, received 182,250 of the 300,000 shares of common stock issued on January 30, 2008. In addition, Mr. Witt directly received approximately $3.5 million of the JLWA note prepayment and prepayment premium. On October 20, 2007, the Company reached an agreement with the JLWA Sellers under which the JLWA Sellers agreed to the prepayment of the principal and accrued interest on a $4.5 million promissory note, originally due on January 15, 2008, that the Company had issued to them pursuant to the terms of the JLWA Modification Agreement. In connection with this acceleration, on October 29, 2007, the Company made a negotiated prepayment premium of $800,000 to compensate the JLWA Sellers for, among other things, foregone interest and the cost of accelerated tax payments. The JLWA Sellers could request acceleration of the $4,300,000 promissory note upon the consummation of a Qualified Public Offering or any other qualified capital raise. The JLWA Sellers requested acceleration of this promissory note in connection with the Company’s separate Qualified Public Offering, as a result of which Mr. Witt directly received approximately $2.8 million.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

18. Related Party Transactions, continued

On May 12, 2006, the Company acquired Safir for an aggregate purchase price of $15,315,649. Of this amount, Mr. Safir, the former Chairman and Chief Executive Officer of Safir, directly received 203,895 shares of common stock valued at $3,262,000, $3,262,320 in the form of an 8% promissory note, which was paid in June 2006, and $543,720 in the form of a 4% promissory note, which was paid in May 2007. Mr. Safir became the Chief Executive Officer of the Company’s Security Investigations and Consulting unit as a result of the transaction.

Issuances to Verus International Group, Ltd.

On September 25, 2007, pursuant to a stock purchase agreement dated March 1, 2007 by and between the Company and Versus Support Services, Inc., Verus International Group, Ltd. received 850 shares of common stock in consideration of services performed from July 2006 through September 2006.

On February 25, 2008, pursuant to a stock purchase agreement dated February 1, 2008 by and between the Company and Versus Support Services, Inc., Verus International Group, Ltd. received 1,567 shares of common stock in consideration of services performed from April 2007 through June 2007.

19.  Defined Contribution Plan

The Company has a 401(k) profit sharing plan (the “401(k) Plan”), covering employees who have completed three months of service and meet certain other eligibility requirements. The 401(k) Plan provides for a discretionary matching contribution by the Company, based on employee elective deferrals, determined each payroll period. The 401(k) Plan also provides for an employer discretionary profit sharing contribution. Employees vest at a rate of 25% per year in discretionary employer contributions. The 401(k) Plan expense amounted to approximately $290,000, $120,000 and $18,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

20.	Subsequent Events

On December 19, 2006, the Company awarded 100,000 and 75,000 shares of restricted stock valued at $12.40 per share to Dr. Harvey Schiller and Mr. Jeffrey Nyweide, respectively, in connection with the extension of their respective employment and consulting agreements. On December 12, 2007, the Compensation Committee determined that, effective January 1, 2008, 6,250 shares and 4,687 shares of restricted stock held by Dr. Schiller and Mr. Nyweide, respectively were no longer subject to forfeiture. Dr. Schiller and Mr. Nyweide elected to have the Company withhold 2,278 and 1,585 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of their restricted stock. Such withheld shares valued at $10,251 and $7,133, respectively, are reflected as treasury shares in the Company’s books and records. As a result of the withholding of shares, Dr. Schiller and Mr. Nyweide received 3,972 and 3,102 shares, respectively.

Effective on January 1, 2008, the Company granted, in the aggregate, options for the purchase of 75,000 shares of its common stock at an exercise price of $4.50 per share, under the 2006 Long-Term Incentive Plan, to three members of the Board of Directors. The options have a five year term, vest ratably at the end of each of the four quarterly periods following the date of grant and have a value of $235,000 utilizing the Black Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0% and a risk free interest rate of 3.45%.

Effective on January 1, 2008, the Company issued stock options for the purchase of 100,000 shares of its common stock at an exercise price of $4.50 per share, under the 2006 Long-Term Incentive Plan to certain members of its advisory boards for their advisory services to the Company.   The options have a five year term, vest ratably at the end of each of the four quarterly periods following the date of grant and have a value of $314,000 utilizing the Black Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0% and a risk free interest rate of 3.45%.

On January 7, 2008 the Company repaid $450,000 in satisfaction of a note payable issued in connection with the purchase of On Line Consulting (See Notes 4 and 11).

On January 24, 2008, Daniel L. Burstein resigned from the Board of Directors of the Company and was appointed to the Company’s Senior Advisory Board.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

20.	Subsequent Events, continued

On January 28, 2008, in order to fill the vacancy created by Mr. Burstein’s resignation, John P. Oswald was unanimously elected to the Board of Directors by the remaining Directors to serve until the next annual meeting of the Company’s stockholders and until his successor is duly elected and qualifies.  The Board of Directors appointed Mr. Oswald Chairman of each of the Compensation Committee and Nominating Committee of the Board of Directors.

On January 30, 2008, the Company issued 300,000 shares of common stock to the JLWA sellers including 225,000 shares of common stock, in full satisfaction of the $2,160,000 obligation to issue common stock. The cost of the remaining shares 75,000 shares shall be recorded as earn-out expense upon the expiration of the 12 months clawback period (See Note 10).

On February 2, 2008, the Company filed a post-effective amendment converting the Company’s registration statement on SB-2, as amended (File No. 333-145053, initially filed on August 2, 2007)   to a Form S-3 registration statement.  This post-effective amendment was declared effective on February 14, 2008.

On February 14, 2008, the Company registered for resale a total of 1,223,565 shares of its common stock, 300,000 shares of which were required to be registered pursuant to the second amendment, dated May 11, 2007, to the Company’s asset purchase agreement with the JLWA sellers, and the remainder of which were held by the Company’s employees, directors, or their affiliates.

On February 13, 2008, the Company granted, in the aggregate, options for the purchase of 295,000 shares of its common stock at an exercise price of $1.70 per share under the 2006 Long-Term Incentive Plan to certain of its officers and employees.   The options have a five year term, vest ratably upon the first, second and third anniversaries of the date of grant and have a value of $346,635 utilizing the Black Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0% and a risk free interest rate of 2.71%.

On February 15, 2008, the Company issued 21,843 shares of common stock, valued at $152,500 for services rendered during the year ended December 31, 2007, and 5,141 shares of common stock valued at $15,000 for services rendered during January and February 2008, to a group of the Company’s service providers including Verus, of which John Oswald, Director, is Chief Executive Officer.

On March 5, 2008, the Company granted, an option for the purchase of 50,000 shares of its common stock at an exercise price of $1.86 under the 2006 Long-Term Incentive Plan to an officer of Bode.   The option has a five year term, vests ratably upon the first, second, third, and fourth anniversaries of the date of grant, certain vesting is accelerated upon the achievement of certain performance based criteria and upon a change in control all such options vest immediately. The options have a value of $64,000 utilizing the Black Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0% and a risk free interest rate of 2.59%.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item  9A (T). Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13(a) -15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, including those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2007, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. The scope of management’s evaluation excluded Bode, which we acquired on February 28, 2007, pursuant to Frequently Asked Question No. 3 (October 6, 2004) regarding Release No. 34-47986, “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports” (June 5, 2003). Accordingly, management’s assessment of our internal control over financial reporting does not include internal control over financial reporting of Bode, which represented 23.1% of our consolidated total assets at December 31, 2007, and 16.3% of our consolidated revenues for the year then ended.

In their evaluation, our Chief Executive Officer and Chief Financial Officer have identified the following matters that would constitute a material weakness (as that term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 5): our financial closing process, a lack of segregation of financial responsibilities and the need for additional qualified financial accounting personnel.

To address these issues, we have taken the following remediation measures which have either been implemented, are in process of being implemented or are planned for the 2008 fiscal year:

•
effective in January 2008, we created the new position of Senior Vice President of Finance and Chief Accounting Officer, who reports to the Chief Financial Officer. We also are committed to reassess our staffing levels in 2008 to determine if other accounting resources should be added to our team to handle the growing workload due to the acquisitions, provide extra technical depth and further promote segregation of duties;

•
management commenced a comprehensive review, with the assistance of independent counsel of our governance activities and as a result amended and rolled out in the Fourth Quarter of 2007 a revised Employee Handbook, whistleblower reporting hotline, and other related measures;

•
in connection with the filing of this Form 10-K, we established a more formal disclosure process for the Board and management so that there is more detailed chronology and documentation of the discussions and analyses that take place along with a checklist of items we routinely consider, such as variances between financial results and forecasts, changes in relationships with key vendors, customers, lenders etc., company-wide initiatives, transactions not previously disclosed in prior filings, related party issues, new/emerging risks, credit agreement covenant adherence, tax, accounting, internal controls, governmental or other investigations, Management Discussion and Analysis discussion, and other matters. In addition, sub-certifications are being adopted to ensure accountability by the controllers and executives of each of our business units;

•
we implemented various revenue-related processes in the fourth quarter of 2007 that we are now monitoring for compliance and are continuing to redesign our controls to ensure a routine, repeatable closing process that allows time for review and more in-depth analysis at both the corporate consolidation and business unit levels. We have established a closing schedule that should provide time for account analyses and reconciliation, instituted procedures for journal entry approval, financial data flow between the business unit timekeeping systems, outsourced payroll processor and the general ledger;

•
during November 2007, management retained an independent third party consulting firm to assist with our preparation, documentation and testing of our compliance efforts with Section 404 of the Sarbanes Oxley Act.  Starting in the first quarter of 2008, testing will be performed to sustain compliance on a quarterly basis that will both expand the depth of our coverage in complex areas (e.g. intangibles, equity, revenue and financial reporting) and breadth by incorporating acquisitions subject to exemption in 2007; and

•
during the fourth quarter of 2007, we adopted formal policy and procedure guidelines related to Information Technology practices, covering systems development and change management, security authentication and related measures and operational activities. We continue to work on implementing these practices, where feasible, given the different applications and platforms supporting our business units. We also retained system consultants to evaluate and upgrade our technical infrastructure for our general ledger financial systems.

As a result of the material weaknesses identified above, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures and our internal controls and procedures are not effective as of December 31, 2007. Management believes, however, that as a result of the remediation measures described above, we have made significant improvement over prior periods and believe we will continue to improve and refine our internal controls processes over the next fiscal year.

This Annual Report on Form 10-K does not include an attestation report of Marcum & Kliegman LLP, our independent registered public accounting firm, regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Item 9B. Other Information.

  There are no items required to be disclosed on Current Report on Form 10-K during the year ended December 31, 2007 that were not so reported.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

The following table sets forth information regarding the members of our Board of Directors and our executive officers. Harvey W. Schiller, Ph.D., Per-Olof Lööf, and Ronald M. Starr became directors and officers on June 24, 2005. John P. Bujouves was subsequently appointed to the Board of Directors on June 27, 2005 and John P. Oswald on January 28, 2008. All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position

Executive Officers and Directors
Harvey W. Schiller, Ph.D.	68	Chairman of the Board of Directors and Chief Executive Officer

Jeffrey O. Nyweide	51	Chief Financial Officer, Executive Vice President-Corporate Development, Treasurer and Secretary

Thomas P. Ondeck	61	President, International Strategies Unit

Halsey Fischer	58	Chief Executive Officer, Fraud and SIU Services Unit

James Lee Witt	63	Chief Executive Officer, Preparedness Services Unit

Howard Safir	62	Chief Executive Officer, Security Consulting and Investigations Unit

Per-Olof Lööf	57	Vice Chairman of the Board of Directors

John P. Oswald	49	Director and Chairman of the Compensation and the Nominating Committees

Ronald M. Starr	38	Director and Chairman of the Audit Committee

John P. Bujouves	45	Director

Key Employees
General Wesley Clark (ret.)	63	Senior Vice President, Domestic and International Security

Rodney Slater	53	Senior Vice President, Transportation and Critical Infrastructure

The business experience for the past five years (and, in some instances, for prior years) of each of our directors, officers and key employees are as follows:

Harvey W. Schiller, Ph.D. has been Chairman of our Board of Directors since February 2004 and became our Chief Executive Officer in June 2005. Dr. Schiller oversees our administrative headquarters with a focus on our strategy and new business development. Prior to joining GlobalOptions, Dr. Schiller served as Chairman of Assante U.S., a provider of financial and life management products and services, from 2002 to 2004. Prior to joining Assante, he was Chairman and Chief Executive Officer of YankeeNets from 1999 to 2002. His previous experience includes President of Turner Sports, Inc., Executive Director and Secretary General of the United States Olympic Committee and Commissioner of the Southeastern Conference. Prior to joining the United States Olympic Committee, Dr. Schiller served for more than 25 years in the United States Air Force, achieving the rank of Brigadier General. Dr. Schiller is a former partner in QuanStar Group, a management consulting firm in New York, and a former advisory partner of Millennium Technology Value Partners, L.P.

Jeffrey O. Nyweide has been our Chief Financial Officer and Executive Vice President-Corporate Development since April 2003 and was appointed Secretary in June 2005. Mr. Nyweide has been a successful entrepreneur and executive for the past 20 years. Mr. Nyweide has also been a Venture Partner with Millennium Technology Ventures, L.P., a New York-based venture capital firm, since 2001. From 1987 to 2000, he co-founded and then grew Dataware Technologies, Inc., a software and services company, as Director, President and Chief Operating Officer and took the company public. In 1995, he helped found Northern Light Technology LLC. Mr. Nyweide has significant experience in mergers and acquisitions, finance and operations as well as with establishing international business in Europe and Asia from prior experience as a founder and managing director of Quantum Management in Greenwich, Connecticut and Munich, Germany. In this role he worked with European and United States investment banks and corporations developing merger and acquisition strategies as well as strategic alliances. His previous experience in the services and solutions business also includes sales, marketing and operating experience as an executive with The Service Bureau Company, a subsidiary of Control Data Corporation, in Chicago, Atlanta and Greenwich.

Thomas P. Ondeck had been President of privately-held GlobalOptions, Inc. since January 1999 and became President of our International Strategies unit upon its inception in June 2006. Mr. Ondeck heads the multi-disciplinary crisis management teams comprised of investigatory, legal, government relations and public relations experts. He has dealt with national and international crises, including assisting companies besieged by activist and hate groups, plaintiffs’ product liability litigation campaigns, the financial impact of violence in Southeast Asia, threats against multinational businesses by organized criminal elements in the former Soviet Union, extortive litigation involving misuse of the United States civil RICO statute by business competitors and asset looting in Latin America. Mr. Ondeck also heads our investigations and business intelligence practice areas. He supervises our litigation support investigations for law firms. Mr. Ondeck also spearheads our investigative services for corporations, including due diligence investigations in connection with corporate acquisitions and internal corporate investigations into potential theft of assets, identity misrepresentation and fraud. Mr. Ondeck was previously a litigation partner in two international law firms and served in the White House as an aide to former President Richard M. Nixon.

Halsey Fischer became the Chief Executive Officer of our Fraud and SIU Services unit upon our acquisition of CBR in August 2005. Mr. Fischer oversees our national investigations practice. Mr. Fischer served as the President and Chief Executive Officer of CBR from its founding in 1998 until its acquisition. During his tenure at CBR, Mr. Fischer built an investigations firm with eight offices in the United States through acquisitions and organic growth. Under Mr. Halsey’s leadership, CBR developed a state-of-the-art Internet case management system for use by remote offices and its clients. Prior to forming CBR, Mr. Fischer was Senior Vice President, U.S. Investigations for Pinkerton Consulting & Investigations, Inc., since acquired by Securitas AB, and was responsible for each of its 28 profit centers across the United States. Prior to Pinkerton, Mr. Fischer was Group President of Security Consulting and Investigations for Business Risks International, the predecessor to Pinkerton’s investigations unit.

James Lee Witt became the Chief Executive Officer of our Preparedness Services unit upon our acquisition of JLWA in March 2006. As the President and Chief Executive Officer of JLWA from 2002 until its acquisition in March 2006, Mr. Witt provided consulting and crisis management services to state and local governments, educational institutions, the international community and corporations. From 2003 to 2006, Mr. Witt was the Chief Executive Officer of the International Code Council, a 50,000 member association dedicated to building safety that develops the codes used to construct residential and commercial buildings, including homes and schools. Mr. Witt has over 25 years of disaster management experience, culminating in his appointment as the Director of FEMA, where he served from 1993 to 2001. Mr. Witt was appointed by President Clinton and confirmed by the U.S. Senate as Director of FEMA in April 1993. In February 1996, President Clinton elevated Mr. Witt to cabinet status, a first for a FEMA Director. As FEMA Director, Mr. Witt coordinated federal disaster relief on behalf of President Clinton, including the response and recovery activities of 28 federal agencies and departments, the American Red Cross and other voluntary agencies. He also oversaw the National Flood Insurance Program, the U.S. Fire Administration and other pro-active mitigation activities to reduce loss of life and property from all types of hazards. Mr. Witt directed 2,500 employees located in Washington, D.C. and 10 regional offices. Mr. Witt’s professional career includes the formation of Witt Construction, a commercial and residential construction company. After 12 years as a successful businessman and community leader, he was elected County Judge for Yell County, serving as the chief elected official for the county, with judicial responsibilities for county and juvenile court. At age 34, he was the youngest elected official in Arkansas, and was later honored for his accomplishments by the National Association of Counties. After being re-elected six times to the position, Mr. Witt was appointed by then Governor Bill Clinton to assume leadership of the Arkansas Office of Emergency Services (OES). He served as the Director of the Arkansas OES for four years.

Howard Safir became the Chief Executive Officer of our Security Consulting and Investigations unit upon our acquisition of Safir in May 2006. Mr. Safir served as Chairman and Chief Executive Officer of Safir from December 2001 until its acquisition. Prior to that time, Mr. Safir was Vice Chairman of IPSA International, a provider of investigative and security consulting services. From 1996 to 2000, Mr. Safir served as Police Commissioner of New York City. From 1994 to 1996, Mr. Safir served as New York City’s Fire Commissioner. Mr. Safir began his law enforcement career in 1965 as a special agent assigned to the New York office of the Federal Bureau of Narcotics, a forerunner of the Drug Enforcement Administration (DEA). From 1977 to 1978, Mr. Safir served as Assistant Director of the DEA. From 1978 to 1990, Mr. Safir worked for the United States Marshals Service where he served as Director of the Witness Protection Program and Assistant Director for Operations. Mr. Safir is currently on the boards of GVI Security Solutions (Chairman) and Verint Systems, Inc. Mr. Safir also serves as chief executive officer of the November Group, through which he provides, to a limited extent, technical and management consulting services to various companies, including ChoicePoint, and as the Chairman of the Board of Directors of National Security Solutions Inc., a newly organized blank check company organized for the purpose of effecting a business combination, including with entities involved in the security and homeland defense industries.

Per-Olof Lööf has been Vice Chairman of our Board of Directors since August 2004. Mr. Lööf has been the Chief Executive Officer and a director of Kemet Corporation, a standardized-components supplier, since April 2005 and a director of Devcon International Corp., a company with operating divisions in security services, materials and construction, since 2004. Prior to joining Kemet, Mr. Lööf was Managing Partner of QuanStar Group from 2003 to 2004. Mr. Lööf has significant experience in acquisition integration efforts through past positions at Sensormatic Electronics Corporation, a manufacturer and provider of electronic article surveillance systems and accessories, where he was President and Chief Executive Officer from 1999 until its acquisition by Tyco International, Ltd. in 2003. Prior to Sensormatic, Mr. Lööf was Senior Vice President at NCR Corporation and Chief Executive Officer of AT&T ISTEL. He also worked for 12 years at Digital Equipment Corporation as Vice President of Sales and Marketing.

John P. Oswald became a member of our board of directors on January 28, 2008 and has been appointed Chairman of the Compensation Committee and the Nominating Committee. Mr. Oswald has been the President and CEO of the Capital Trust Group, an international merchant/investment bank with offices in London, New York, Washington, D.C. and Beirut since 1993. Mr. Oswald is responsible for the U.S. operations of Capital Trust Group and it’s worldwide investment banking operations. His responsibilities have included managing a number of private equity funds, both in the U.S. and European markets which have focused on mezzanine and equity investments ranging from approximately $10 million to $100 million in middle market, private and public companies with revenues from $20-$1 billion. Since 1993 Mr. Oswald has also managed an extensive portfolio of U.S. real estate comprised of office/retail space primarily in suburban areas in the U.S. and Europe. The investment banking/advisory function of Capital Trust Group includes advising clients with respect to mergers and acquisitions, financings and dispositions of holdings in the oil and gas, real estate, entertainment, education, construction, media and communications areas. Mr. Oswald has also been responsible for completing numerous public debt offerings and public issuances of stock for the Capital Trust Group’s portfolio companies and clients. Since December 1, 2006 Mr. Oswald has also been the president and CEO of Verus International Group, Ltd., an international merchant bank with offices in New York and Barbados. From 1986 to 1996, Mr. Oswald was a partner in the international law firm of Lord Day & Lord. He began his career as an accountant at Arthur Andersen & Co. and he is a certified public accountant. Mr. Oswald serves as a director for Preem Holdings AB, the largest downstream refining operation in Europe, Samir, the third largest public company and the only downstream oil refinery in Morocco, and numerous privately held companies.

Ronald M. Starr has been a director since November 1998. Mr. Starr has been a Managing Director at Starr & Company, LLC, an accounting and business management firm for high net worth individuals, since 1996. Mr. Starr was a member of the General Partner of Millennium Technology Ventures, L.P. from 1999 to 2001 and has been the Chief Financial Officer and General Counsel of the venture capital funds PS Capital Holdings, L.P. and PS Capital Ventures, L.P., where his duties included negotiating and structuring the funds’ venture capital investments, since 1996 and 1997, respectively. Prior to working at Millennium Technology Ventures, PS Capital and Starr & Company, Mr. Starr was an attorney in the tax department at Proskauer Rose LLP, a New York City law firm. Mr. Starr is an advisory partner of Millennium Technology Value Partners, L.P.

John P. Bujouves has been a director since June 2005. Mr. Bujouves has been the President and a director of Bayshore Asset Management Inc., a provider of asset management services, since 2003 and the Chief Executive Officer of Integris Funds Ltd., a Cayman Islands based mutual fund company, since 1999. Mr. Bujouves has served as a director of Nationwide Credit Inc., one of the ten largest account receivable companies in the United States, since 2003. He also serves as Chairman of Globacor Capital Inc., a Canadian private equity investment firm, and Bayshore Bank & Trust Corp., one of Barbados’ largest private banks, and is a director and former Chairman of the Ontario Arthritis Society. Mr. Bujouves’ past experience includes directing CIBC’s International Private Banking group in Canada, where he provided leadership and technical expertise to a professional consulting group on the uses of international banking and trust services. Prior to that, as Managing Partner for Royal Trust International, Mr. Bujouves launched Royal Trust Corporation’s first two locations in the United States.

General Wesley Clark (ret.) became our Senior Vice President of Domestic and International Security upon our acquisition of JLWA in March 2006 and had served as Vice Chairman and Senior Advisor of JLWA from August 2004 until its acquisition. General Clark is a retired General from the United States Army, who served from 1997 to 2000 as a four-star general and NATO Supreme Allied Commander and Commander in Chief of the United States European Command. From 1996 to 1997, General Clark served as Commander in Chief of the United States Southern Command, Panama, and from 1994 to 1996 as Director for Strategic Plans and Policy for the Joint Chiefs of Staff. During his 34-year career in the military, General Clark received numerous military awards, including five awards of the Defense Distinguished Service Medal, the Silver Star, Bronze Star and Purple Heart. General Clark also received honorary Knighthoods from the British and Dutch government and was made a commander of the French Legion of Honor. In August 2000, General Clark was awarded the Presidential Medal of Freedom, the nation’s highest civilian honor. After his retirement from the army, General Clark became an investment banker, commentator and in 2003 was a candidate for the Democratic nomination for the U.S. Presidency. In 2004 he returned to investment banking and is also Chairman and Chief Executive Officer of Wesley K. Clark & Associates, a strategic advisory and consulting firm.

Rodney Slater became our Senior Vice President of Transportation and Critical Infrastructure upon our acquisition of JLWA on March 10, 2006 and has served as: former United States Secretary of Transportation; former head of the Federal Highway Administration; former Director of Government Relations at Arkansas State University; former Executive Assistant for Economic and Community Programs for then-Governor Bill Clinton; former Governor’s Special Assistant for Community and Minority Affairs; former Assistant Attorney General-Litigation Division of the Arkansas State Attorney General’s Office; and former chairman of the Arkansas State Highway Commission. Mr. Slater joined the law firm Patton Boggs LLP in 2001 as a partner in its public policy practice group and head of its transportation practice group in Washington, D.C.

Family Relationships

There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in the ownership of our common stock and other equity securities of ours. Such persons are required to furnish us copies of all Section 16(a) filings.

Based solely upon a review of the copies of the forms furnished to us, we believe that our officers and directors complied with all applicable filing requirements during the 2007 fiscal year.

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

The Board of Directors has determined that Mr. Ronald M. Starr, who currently is a member of the Board of Directors and chairman of the Audit Committee, is the Audit Committee financial expert, as defined under the Securities Exchange Act of 1934, as amended, and is independent as defined by the rules of NASDAQ. The Board of Directors made a qualitative assessment of Mr. Starr’s level of knowledge and experience based on a number of factors, including his formal education and experience as an Attorney for more than 15 years.

The Compensation Committee, which is comprised solely of independent directors, determines all compensation for our chief executive officer; reviews and approves corporate goals relevant to the compensation of our chief executive officer and evaluates our chief executive officer’s performance in light of those goals and objectives; reviews and approves objectives relevant to other executive officer compensation; reviews and approves the compensation of other executive officers in accordance with those objectives; administers our stock option plans; approves severance arrangements and other applicable agreements for executive officers; and consults generally with management on matters concerning executive compensation and on pension, savings and welfare benefit plans where Board of Directors or stockholder action is contemplated with respect to the adoption of or amendments to such plans. The committee makes recommendations on organization, succession, the election of officers, consultantships and similar matters where board approval is required. Our Compensation Committee is comprised of Messrs. Oswald, Starr and Lööf. Mr. Oswald is the chairman of the committee.

The Nominating Committee, considers and makes recommendations on matters related to the practices, policies and procedures of the Board of Directors and takes a leadership role in shaping our corporate governance. As part of its duties, the committee assesses the size, structure and composition of the Board of Directors and Board of Director committees, coordinates evaluation of board performance and reviews board compensation. The committee also acts as a screening and nominating committee for candidates considered for election to the Board of Directors. In this capacity it concerns itself with the composition of the Board of Directors with respect to depth of experience, balance of professional interests, required expertise and other factors. The committee evaluates prospective nominees identified on its own initiative or referred to it by other Board of Director members, management, stockholders or external sources and all self-nominated candidates. The committee uses the same criteria for evaluating candidates nominated by stockholders and self-nominated candidates as it does for those proposed by other Board of Director members, management and search companies. Our nominating committee is comprised of Messrs. Lööf, Bujouves and Oswald. Mr. Oswald is the chairman of the committee.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applying to all of our directors, officers and employees. The Code is reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the code to appropriate persons identified in the code, and (v) accountability for adherence to the Code. A copy of the code is available in the Investor Relations; Corporate Governance portion of our website, http://www.globaloptions.com. Additional copies of the Code may be obtained without charge, from us by writing or calling: 75 Rockefeller Plaza, 27th Floor, New York, New York 10019, Attn: Chief Financial Officer, tel: (212) 445-6261.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards		Option Awards ($)		All Other Compensation ($)		Total ($)

Harvey W. Schiller, Ph.D.	2007	375,000	100,000	(1)	13	(2)	-		15,622	(3)	490,622
Chairman and Chief Executive Officer	2006	300,000	750,000		100,000	(4)	1,558,800	(5)	12,244	(6)	2,721,041
Jeffrey O. Nyweide	2007	325,000	75,000	(1)	-		-		70,661	(7)	470,661
Chief Financial Officer and Executive Vice President	2006	300,000	450,000		75,000	(4)	779,400	(8)	-		1,529,400
James Lee Witt	2007	500,000	100,000		13	(2)	572,400	(9)	16,597	(10)	1,188,997
Chief Executive Officer of Preparedness Services unit	2006	305,000	125,000		-		-		10,901	(11)	440,901

(1)
Amount represents bonus earned in accordance with annual performance criteria established by the compensation committee. The bonus amount was approved by the compensation committee on December 12, 2007, and was paid on January 11, 2008.

(2)	On January 1, 2007, certain of our employees were awarded 13 shares of our common stock under our 2006 long-term incentive plan.

(3)	Amount includes payments of $11,422 toward health, life and disability insurance benefits.

(4)
Dr. Schiller and Mr. Nyweide were granted 100,000 shares and 75,000 shares of restricted stock, respectively, which is subject to vesting starting in 2007 in accordance with annual performance criteria established by the Compensation Committee. None of this restricted stock was vested in either 2006 or 2007. On December 12, 2007, our Compensation Committee determined that 6,250 shares and 4,687 shares of restricted stock held by Dr. Schiller and Mr. Nyweide, respectively, effective on January 1, 2008, were no longer subject to forfeiture. Dr. Schiller and Mr. Nyweide elected to have the Company withhold 2,278 and 1,585 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of their restricted stock. Such withheld shares are reflected as treasury shares in the Company’s books and records. As a result of the withholding of shares, Dr. Schiller and Mr. Nyweide received 3,972 and 3,102 shares, respectively.

(5)
On June 12, 2006, Dr. Schiller received a stock option to purchase 125,000 shares of our common stock at an exercise price of $17.60 per share. The option vests ratably upon the first, second and third anniversaries of the date of grant.

(6)	Amount includes payments of $10,404 towards health insurance.

(7)	Amount includes payments of a $45,000 housing allowance for the rental of an apartment in New York City, as well as $16,661 towards health, life and disability insurance benefits.

(8)
On June 12, 2006, Mr. Nyweide received a stock option to purchase 62,500 shares of our common stock at an exercise price of $17.60 per share. The option vests ratably upon the first, second and third anniversaries of the date of grant.

(9)
On September 28, 2007, Mr. Witt was awarded options to purchase 112,500 shares of our common stock at an exercise price of $7.24 per share. The option vests ratably upon the first, second and third anniversaries of the date of grant.

(10)	Amount includes payments of $14,077 towards health, life and disability insurance benefits.

(11)	Amount includes payments of $6,983 towards health, life and disability insurance benefits.

Employment Agreements and Potential Payments Upon Termination or Change In Control

Harvey W. Schiller, Ph.D.

We entered into a three-year employment agreement with Dr. Schiller, our Chairman and Chief Executive Officer, in January 2004. On December 19, 2006, the agreement was amended to extend the term through January 31, 2010. The agreement is subject to automatic one-year extensions, unless either party provides notice to the other party of its intention not to renew the agreement. The amendment provides for an annual base salary of $375,000, $400,000 and $425,000 starting January 1, 2007, 2008 and 2009, respectively, as well as an annual performance bonus payable 50% in cash and 50% in restricted stock which will vest upon the achievement of goals agreed upon mutually between Dr. Schiller and the Compensation Committee. In connection with the extension of the term of his employment agreement, Dr. Schiller was awarded a one-time grant of 100,000 shares of restricted common stock, subject to vesting in accordance with performance criteria established by the Compensation Committee.

In the event of death or disability, Dr. Schiller (or his estate) will be entitled to salary and pro rata bonus until termination, and 90 days from termination to exercise vested options; unvested options will be forfeited. If terminated for cause, Dr. Schiller will forfeit all unexercised options. In the event Dr. Schiller terminates his employment agreement for good reason or the employment agreement is terminated without cause, 50% of his unvested stock options will vest and all vested options will remain exercisable for a period of 90 days from termination. The employment agreement contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions. Upon a change in control, all such options and restricted stock will immediately vest, all performance conditions will deemed to have been met and the exercise term of any stock options will equal the term of such options as originally granted.

Jeffrey O. Nyweide

We were a party to a consulting agreement with Mr. Nyweide providing for his service as our Chief Financial Officer and Executive Vice President-Corporate Development for a monthly fee of $25,000, subject to adjustment based upon the services performed by Mr. Nyweide. On December 19, 2006, the Compensation Committee amended the terms of this consulting agreement, extending its term through January 2010. The amendment provided for an increase in the monthly fee to $27,083, $29,167 and $31,250 for the years 2007, 2008 and 2009, respectively. In connection with the extension, Mr. Nyweide was awarded a one-time grant of 75,000 shares of restricted common stock, subject to vesting in accordance with performance criteria established by the Compensation Committee.

Effective as of August 1, 2007, Mr. Nyweide and we terminated his consulting agreement and entered into an employment agreement providing for Mr. Nyweide’s service as our Chief Financial Officer, Executive Vice President—Corporate Development, Treasurer and Secretary, reporting to the Chairman of the Board. The employment agreement is for an initial term commencing on August 1, 2007 and terminating on January 31, 2010, subject to one-year extensions. Under the employment agreement, Mr. Nyweide’s salary for the remainder of 2007 will be $27,083.33 per month and his annual base salary for 2008 will be $350,000 and for 2009 will be $375,000. In addition, Mr. Nyweide will receive $9,000 per month to help defray his cost of living in New York City. Mr. Nyweide will also be entitled to annual bonuses payable 50% in cash and 50% in restricted stock subject to vesting according to mutually agreed goals, established by the Compensation Committee. The employment agreement provides that all options to purchase common stock and the 75,000 shares of restricted stock, subject to vesting as described above, granted to Mr. Nyweide pursuant to his consulting agreement, will remain in full force and effect. Upon a change in control, all such options and restricted stock will immediately vest, all performance conditions will deemed to have been met and the exercise term of any stock options will equal the term of such options as originally granted. In addition, we have agreed to provide Mr. Nyweide with all employee benefit plans and programs that we offer for our senior management, including 401(k) plans and group life, disability, health, medical and dental insurance plans.

In the event that we terminate Mr. Nyweide’s employment with cause or Mr. Nyweide resigns without good reason, our obligations are limited generally to paying Mr. Nyweide his base salary through the termination date. In the event that we terminate Mr. Nyweide’s employment without cause or Mr. Nyweide resigns with good reason, we are generally obligated to continue to pay 50% of Mr. Nyweide’s compensation for the remainder of the term of the employment agreement and his rights to his options and shares of restricted stock will be determined in accordance with the plans pursuant to which such options or shares were granted. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

James Lee Witt

Concurrently with our acquisition of JLWA in March 2006, we entered into a four-year employment agreement with Mr. Witt, the former President and Chief Executive Officer of JLWA. On May 11, 2007, the agreement was amended and restated. Pursuant to the amended and restated agreement, Mr. Witt became the Chief Executive Officer of our Preparedness Services unit and agreed to perform such other duties and responsibilities as the Board of Directors may assign. Mr. Witt agreed to devote his full time to us at a salary of $300,000 per year and a discretionary annual bonus. In addition, Mr. Witt receives annual compensation of $200,000 as consideration for his resignation from the International Code Council. We may terminate Mr. Witt’s employment agreement for cause, upon the death or disability of Mr. Witt or upon 30 days’ notice by either party. In the event we terminate the employment agreement without cause, we are required to pay Mr. Witt his base salary and certain benefits for 12 months following termination. If Mr. Witt terminates the agreement without good reason, he will be obligated to reimburse us in an amount equal to (i) 25% of the number of shares issued to the JLWA Sellers in the 12 months preceding the termination and (ii) 25% of the base salary paid to Mr. Witt in the 12 months preceding the termination. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

Benefit Plans

2005 Stock Option Plan

Our 2005 Stock Option Plan was adopted as of August 5, 2005. We had reserved a total of 6,500,000 shares of our common stock for issuance under the 2005 Stock Option Plan, had granted options to purchase a total of 769,358 shares of our common stock and, as of October 1, 2007, have options to purchase 500,704 shares of common stock outstanding under this plan. On October 17, 2006, our Board of Directors approved, and stockholders later ratified, that the remaining shares reserved, but unissued, with respect to any awards under the 2005 Stock Option Plan were unreserved and that no new awards were to be issued under the 2005 Stock Option Plan.

The 2005 Stock Option Plan is administered by the Compensation Committee. Stock options granted under the 2005 Stock Option Plan were either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. Stock options granted under the 2005 Stock Option Plan are generally not transferable and are exercisable during the lifetime of the optionee only by the optionee.

The 2005 Stock Option Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless stockholder approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which our common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments that might increase the cost of the 2005 Stock Option Plan, except that no amendment or alteration to the 2005 Stock Option Plan may be made without the approval of stockholders that would:

•	materially increase the benefits accruing to plan participants; or
•	materially decrease the exercise price of any options; or
•	extend the term of any option.

Unless otherwise provided, the 2005 Stock Option Plan will remain in effect for a period of nine years from the date adopted unless terminated earlier by the Board of Directors, and all stock options then outstanding under the 2005 Stock Option Plan will remain in effect until they have expired or been exercised.

2006 Long-Term Incentive Plan

The purpose of our 2006 Long-Term Incentive Plan, which was adopted by stockholders on December 5, 2006, is to promote our long-term financial interest, including growth in the value of our equity and enhancement of long-term stockholder return, by: (i) attracting and retaining persons eligible to participate in the plan; (ii) motivating plan participants, by means of appropriate incentives, to achieve long-range goals; (iii) providing incentive compensation opportunities that are competitive with those of other similar companies; and (iv) further aligning plan participants’ interests with those of other stockholders through compensation that is based on our common stock. Awards under this plan include stock options, stock appreciation rights, stock awards, performance awards and other stock-based awards. We have reserved 1,500,000 shares of our common stock for issuance under the 2006 Long-Term Incentive Plan and, as of December 31, 2007, options to purchase a total of 620,484 shares of our common stock, 175,000 shares of restricted common stock and 3,471 shares of unrestricted common stock were outstanding under this plan.

The 2006 Long-Term Incentive Plan is administered by the Compensation Committee. The Compensation Committee has the power to determine the terms of any awards granted under the 2006 Long-Term Incentive Plan, including the exercise price, the number of shares subject to the stock award and conditions of exercise, terms of restriction and vesting, as applicable.

Stock options granted under this plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, or non-qualified stock options. The exercise price of all incentive stock options granted under the 2006 Long-Term Incentive Plan must be at least equal to the fair market value of the shares of our common stock on the date of the grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our stock, the exercise price of any incentive stock option granted must be equal to at least 110% of the fair market value on the grant date. Stock options granted under the 2006 Long-Term Incentive Plan are generally not transferable and are exercisable during the lifetime of the optionee only by the optionee.

The 2006 Long-Term Incentive Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless stockholder approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which our common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments that might increase the cost of the 2006 Long-Term Incentive Plan or broaden eligibility, except that no amendment or alteration to the 2006 Long-Term Incentive Plan may be made without the approval of stockholders that would:

•	materially increase the number of options that may be granted under the 2006 Long-Term Incentive Plan; or
•	materially increase the benefits accruing to the 2006 Long-Term Incentive Plan participants; or
•	materially modify the 2006 Long-Term Incentive Plan participation eligibility requirements; or
•	materially decrease the exercise price of any options; or
•	extend the term of any option.

Unless otherwise provided, the 2006 Long-Term Incentive Plan will remain in effect for a period of 10 years from the date adopted unless terminated earlier by the Board of Directors, and all stock options then outstanding under the 2006 Long-Term Incentive Plan will remain in effect until they have expired or been exercised.

2006 Stock Option Plan

Our 2006 Stock Option Plan was adopted as of June 12, 2006. We had reserved a total of 8,500,000 shares of our common stock for issuance under the 2006 Stock Option Plan, had granted options to purchase a total of 258,667 shares of our common stock and, as of October 1, 2007, have options to purchase 254,339 shares of our common stock outstanding under this plan.

On October 17, 2006, our Board of Directors approved, and stockholders later ratified, that the remaining shares reserved, but unissued, with respect to any awards under the 2006 Stock Option Plan were unreserved and that no new awards were to be issued under the 2006 Stock Option Plan.

The 2006 Stock Option Plan is administered by the Compensation Committee. Stock options granted under the 2006 Stock Option Plan are generally not transferable and are exercisable during the lifetime of the optionee only by the optionee.

The 2006 Stock Option Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless stockholder approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which our common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments that might increase the cost of the 2006 Stock Option Plan, except that no amendment or alteration to the 2006 Stock Option Plan may be made without the approval of stockholders that would:

•	materially increase the benefits accruing to plan participants; or
•	materially decrease the exercise price of any options; or
•	extend the term of any option.

Unless otherwise provided, the 2006 Stock Option Plan will remain in effect for a period of 10 years from the date adopted unless terminated earlier by the Board of Directors, and all stock options then outstanding under the 2006 Stock Option Plan will remain in effect until they have expired or been exercised.

2006 Employee Stock Purchase Plan

The purpose of the 2006 Employee Stock Purchase Plan, which was adopted by stockholders on December 5, 2006, is to provide an incentive for our employees. The plan permits our employees to acquire or increase their proprietary interests in our company through the purchase of shares of our common stock, thereby creating a greater community of interest between our stockholders and employees. The plan is intended to qualify as an “Employee Stock Purchase Plan” under Sections 421 and 423 of the Internal Revenue Code of 1986. We have reserved 250,000 shares of our common stock for issuance under the 2006 Employee Stock Purchase Plan.

The 2006 Employee Stock Purchase Plan is administered by the Compensation Committee. The Compensation Committee has the authority to make rules and regulations for the administration of the 2006 Employee Stock Purchase Plan. All employees are eligible to participate in the 2006 Employee Stock Purchase Plan.

2007 Executive Compensation Plan

On December 5, 2006, the Compensation Committee approved the establishment of our 2007 Executive Compensation Plan, which links base salary, benefits and short-term and long-term incentives within the total compensation framework. The committee also extended the agreements with Dr. Schiller and Mr. Nyweide until January 31, 2010. The 2007 Executive Compensation Plan provides for cash awards and vesting of restricted stock, based on the achievement of performance targets set by the Compensation Committee.

Bonus awards granted under the 2007 Executive Compensation Plan have two components: an annual (single-year) incentive plan component, which is 20% of the bonus target, and a multi-year incentive plan component, which is 80% of the bonus target. Single-year performance targets are established at the end of the immediately preceding year and are monitored throughout the year. The annual incentive plan provides upside potential when organizational goals are exceeded and less when goals are missed. Multi-year performance metrics include components that related to increasing stockholder value.

2008 Executive Compensation Plan

On December 12, 2007, the Compensation Committee approved the establishment of our 2008 Executive Compensation Plan, which links base salary, benefits and short-term and long-term incentives within the total compensation framework. The 2008 Executive Compensation Plan provides for cash awards and vesting of restricted stock, based on the achievement of performance targets set by the Compensation Committee.

Bonus awards granted under the 2008 Executive Compensation Plan have two components: an annual (single-year) incentive plan component, which is 20% of the bonus target, and a multi-year incentive plan component, which is 80% of the bonus target. Single-year performance targets are established at the end of the immediately preceding year and are monitored throughout the year. The annual incentive plan provides upside potential when organizational goals are exceeded and less when goals are missed. Multi-year performance metrics include components that related to increasing stockholder value.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of the end of the fiscal year ended December 31, 2007:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (1) (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares that have not vested (1) (#)		Equity Incentive Plan Awards: Market value at December 31, 2007 of Unearned shares that have not vested ($)

Harvey Schiller(2)	110 110 111 111 111 24,510 83,333 41,667	- - - - - 12,255 41,667 83,333	$ $ $ $ $ $ $ $	4.80 4.80 4.80 4.80 4.80 5.44 20.00 17.60	4/22/08 7/22/08 10/24/08 12/16/08 1/16/09 03/23/10 11/18/10 6/12/11	100,000	(3)	$421,875

Jeffrey O. Nyweide	1,226 41,667 20,833	613 20,833 41,667	$ $ $	5.44 20.00 17.60	3/23/10 11/18/10 6/12/11	75,000	(3)	$316,400

James Lee Witt	-	112,500		$7.24	9/26/12	-		-

(1)
Pursuant to the terms of their respective employment and consulting agreements, all of Dr. Schiller’s and Mr. Nyweide’s stock options and restricted stock will vest immediately upon change in control of the company, and all performance conditions for any performance stock options or restricted stock will be deemed to be met.

(2)
On February 1, 2007 Dr. Schiller exercised options to purchase110,294 shares of our common stock, on a cashless basis, and after deductions for tax withholding and exercise price, was issued 39,706 shares of common stock.

(3)
Amounts represent shares of restricted stock valued at $12.40 per share, which were granted in connection with the extension of Dr. Schiller’s and Mr. Nyweide’s agreements on December 19, 2006, and are subject to vesting in accordance with performance criteria established by the Compensation Committee. None of this restricted stock vested in 2006. On December 12, 2007, our Compensation Committee determined that, effective January 1, 2008, 6,250 shares and 4,687 shares of restricted stock held by Dr. Schiller and Mr. Nyweide, respectively, were no longer subject to forfeiture. Dr. Schiller and Mr. Nyweide elected to have the Company withhold 2,278 and 1,585 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of their restricted stock. Such withheld shares are reflected as treasury shares in the Company’s books and records. As a result of the withholding of shares, Dr. Schiller and Mr. Nyweide received 3,972 and 3,102 shares, respectively.

DIRECTOR COMPENSATION

The following table sets forth information with respect to compensation earned by or awarded to each Director of the Corporation who is not a named executive officer and who served on the Board of Directors during the fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards (1) ($)		All Other Compensation ($)	Total ($)
Per-Olof Lööf	20,000		52,998	(2)		72,998
Ronald Starr	-		-			-
John Bujouves	20,000		52,998	(3)		72,998
John P. Oswald (4)	-		-			-
Daniel Burstein (5)	27,500		52,998	(6)		80,498

(1)	Amount represents the value of stock options granted to members of the Board of Directors in 2007.

(2)	On January 1, 2007, an option to purchase 6,250 shares was granted to Mr. Lööf under the 2006 Long Term Incentive Plan.

(3)	On January 1, 2007 an option to purchase 6,250 shares of our common stock was granted to Mr. Bujouves under the 2006 Long-Term Incentive Plan.
(4)
Mr. Oswald was appointed to our Board of Directors on January 28, 2008. The compensation he received during the fiscal year ended December 31, 2007, which consisted of $10,000 in cash fees paid, and an option to purchase 1,250 shares, valued at $10,600, was for his service on our Senior Advisory Board and is not included in this table.

(5)	Mr. Burstein resigned from our Board of Directors on January 24, 2008.
(6)	On January 1, 2007, an option to purchase 6,250 shares of our common stock was granted to Mr. Burstein under the 2006 Long-Term Incentive Plan.

2007 Director’s Plan

A compensation plan for our Board of Directors was in place for 2007. Following the Directors Plan, each non-employee member of our Board of Directors is entitled to receive an annual stock option grant for attending board meetings and serving on and chairing board committees. One of our directors declined such a grant. All stock options were made exercisable at the then prevailing market price on the date of grant. No other fees were paid to members of our board.

On January 1, 2007, we granted options to purchase 18,750 shares, in the aggregate, to three of the four independent members of the Board of Directors, to purchase shares of our common stock under the 2006 Long-Term Incentive Plan. These options were granted at an exercise price based upon the closing price of the common stock on the date of grant, have a term of five years and vest in equal installments, 25% at March 31, 2007, 25% at June 30, 2007, 25% at September 30, 2007 and 25% at December 31, 2007.

2008 Director’s Plan

A compensation plan for our Board of Directors is in place for 2008. Following the Directors Plan, each non-employee member of our Board of Directors is entitled to receive an annual stock option grant for attending board meetings and serving on and chairing board committees. One of our directors declined such a grant. All stock options were made exercisable at the then prevailing market price on the date of grant. No other fees were paid to members of our board.

On January 1, 2008, we granted options to purchase 75,000 shares, in the aggregate, to three of the four independent members of the Board of Directors, to purchase shares of our common stock under the 2006 Long-Term Incentive Plan. These options were granted at an exercise price based upon the closing price of the common stock on the date of grant, have a term of five years and vest in equal installments, 25% at March 31, 2008, 25% at June 30, 2008, 25% at September 30, 2008 and 25% at December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 20, 2008 by:

•	each person who is known by us to beneficially own 5% or more of our common stock;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers, as a group.

Except as otherwise set forth below, the address of each of the persons listed below is GlobalOptions Group, Inc., 75 Rockefeller Plaza, 27th Floor, New York, New York 10019. Unless otherwise indicated, the common stock beneficially owned by a holder includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person, and also includes options to purchase shares of our common stock exercisable within 60 days which have been granted under the 2005 Stock Option Plan, the 2006 Stock Option Plan and the 2006 Long-Term Incentive Plan.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)
	Shares	%
5% or Greater Stockholders:

James L. Witt Revocable Trust U/A/D 12/28/05(2)	802,318	8.0
Julius Baer Investment Management LLC(3)	695,150	7.0

Directors and Named Executive Officers:

Harvey W. Schiller, Ph.D.(4)	424, 525	4.2
Jeffrey O. Nyweide(5)	137,755	1.4
James Lee Witt(6)	858,351	8.6
Per-Olof Lööf(7)	46, 125	*
Ronald M. Starr(8)	28, 663	*
John P. Bujouves(9)	273, 594	2.7
John P. Oswald(10)	97,742	1.0

All executive officers and directors as a group (10 persons)(11)	2,247,939	21.7

*	Less than 1% of outstanding shares.

_______________________________________

(1)
Based upon 9,983,390 shares of our common stock outstanding on March 26, 2008 and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of March 26, 2008. The number of shares and ownership percentages do not include shares of common stock issuable upon the conversion of our Series D Preferred Stock, as the Series D Preferred Stock is non-voting and is subject to a beneficial ownership limitation that restricts its conversion into common stock.

(2)	Consists of shares of our common stock. Shares of our common stock held by the James L. Witt Revocable Trust U/A/D 12/28/05 may be deemed to be controlled by its trustee, Mr. James Lee Witt.

(3)	Consists of shares of common stock. The business address of Julius Baer Investment Management LLC is 330 Madison Avenue, Suite 12A, New York, NY 10017.

(4)	Consists of 261,984 shares of our common stock and 162,541 shares of our common stock issuable upon exercise of stock options.

(5)	Consists of 73,415 shares of our common stock and 64,340 shares of our common stock issuable upon exercise of stock options.

(6)
Consists of 56,033 shares of our common stock held by Mr. Witt individually, and 802,318 shares of our common stock held by the James L. Witt Revocable Trust U/A/D 12/28/05, of which Mr. Witt is the trustee. Mr. Witt may be deemed to be the beneficial owner of the shares of our common stock held by the James L. Witt Revocable Trust U/A/D 12/28/05.

(7)
Consists of 24,375 shares of our common stock issuable upon exercise of stock options held by Mr. Lööf individually, and 21,750 shares of our common stock held by Lööf Holdings, LLC, a limited liability company controlled by Mr. Lööf. Mr. Lööf may be deemed to be the beneficial owner of the shares of our common stock held by Lööf Holdings, LLC.

(8)
Consists of 23,108 shares of our common stock issuable upon exercise of stock options held by Mr. Starr individually, and 5,555 shares held by Mr. Starr’s spouse. Mr. Starr may be deemed to be the beneficial owner of the shares of our common stock held by his spouse.

(9)
Consists of 24,375 shares of our common stock issuable upon exercise of stock options held by Mr. Bujouves individually, 2,344 shares of our common stock held by Bayshore Merchant Services, Inc., 146,875 shares of our common stock held by Integris Funds Ltd., and 100,000 shares of our common stock held by Lauriston Nominees Inc. Mr. Bujouves is the President and a director of Bayshore Asset Management, Inc., which is an affiliate of Bayshore Merchant Services, Inc., the Chief Executive Officer of Integris Funds Ltd., and Lauriston Nominees Inc. is the nominee of Bayshore Bank and Trust Corp., of which Mr. Bujouves is Chairman. Mr. Bujouves may be deemed to be the beneficial owner of the shares of our common stock held by Bayshore Merchant Services, Inc., Integris Funds Ltd., and Lauriston Nominees Inc. Mr. Bujouves disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(10)
Consists of 7,032 shares of our common stock and 1,250 shares of our common stock issuable upon exercise of stock options held by Mr. Oswald individually, and 48,959 shares of our common stock held by Capital Trust Investments Limited, of which Mr. Oswald is a director, and 40,501 shares of our common stock held by Verus International Group, Ltd., of which Mr. Oswald is Chief Executive Officer. Mr. Oswald may be deemed to be the beneficial owner of the shares of our common stock held by Capital Trust Investments Limited and Verus International Group, Ltd. Mr. Oswald disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(11)
Consists of 1,881,853 shares of our common stock and 366,086 shares of our common stock issuable upon exercise of stock options. Included in the above calculations are 315,087 shares of our common stock and 66,097 shares of our common stock issuable upon exercise of stock options beneficially owned by three executive officers who are not named executive officers and are therefore not specifically identified in the above table.

Equity Compensation Plan Information

See Part II, Item 5, “Securities Authorized for Issuance Under Equity Compensation Plans” for information regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Equity Restructuring

On July 25, 2007, upon the completion of our Equity Restructuring, (1) Dr. Schiller received 22 shares of our Series C Preferred Stock and 688 shares of our common stock in consideration of the cancellation of his shares of Series A Preferred Stock and related warrants, (2) Lööf Holdings received 11 shares of our Series C Preferred Stock and 344 shares of our common stock in consideration of the cancellation of its shares of Series A Preferred Stock and related warrants, (3) Integris Funds Ltd. received 1,500 shares of our Series C Preferred Stock and 46,875 shares of our common stock in consideration of the cancellation of its shares of Series A Preferred Stock and related warrants, (4) Bayshore Merchant Services, Inc. received 2,344 shares of our common stock in consideration of the cancellation of its Series B warrants, (5) John Oswald received 7,032 shares of our common stock in consideration of the cancellation of his warrants, (6) Capital Trust Investments Limited received 500 shares of our Series C Preferred Stock and 15,625 shares of our common stock in consideration of the cancellation of its Series A Preferred Stock and related warrants, and (7) Verus International Group, Ltd. received 358 shares of our Series C Preferred Stock and 11,188 shares of our common stock in consideration of the cancellation of its Series A Preferred stock and related warrants.

On October 29, 2007, upon the automatic conversion of our Series C Preferred Stock immediately following the consummation of the Company’s underwritten public offering, (1) Dr. Schiller received 1,467 shares of our common stock in exchange for the cancellation of his 22 shares of our Series C Preferred Stock, (2) Lööf Holdings received 734 shares of our common stock in exchange for the cancellation of its 11 shares of our Series C Preferred Stock, (3) Integris Funds Ltd. received 100,000 shares of our common stock in exchange for the cancellation of its 1,500 shares of our Series C Preferred Stock, (4) Capital Trust Investments Limited received 33,334 shares of our common stock in consideration of the cancellation of its 500 shares of our Series C Preferred Stock, and (5) Verus International Group, Ltd. received 23,867 shares of our common stock in consideration of the cancellation of its 358 shares of our Series C Preferred Stock.

Acquisitions

 On March 10, 2006, we acquired JLWA for an aggregate purchase price of $8,403,540. Of this amount, Mr. Witt, the former Chairman and Chief Executive Officer of JLWA, directly received $2,187,000 in cash at closing, 62,244 shares of our common stock valued at $1,215,000, $243,000 in the form of a 4.6% promissory note, which was paid in March 2007, and $331,695 in cash as a result of a working capital adjustment, which was paid in June 2006. Mr. Witt became the Chief Executive Officer of our Preparedness Services unit as a result of the transaction.

On May 11, 2007, we entered into the JLWA Modification Agreement with the JLWA Sellers. Under the modification, we agreed to make additional payments in the form of cash, promissory notes and common stock to the JLWA Sellers in exchange for eliminating the earnout provisions of the JLWA asset purchase agreement, which provided for a maximum additional payout of $15,400,000. The additional payments under the JLWA Modification Agreement consist of (i) a cash payment of $2,000,000, which was paid on May 14, 2007, (ii) a promissory note in the principal amount of $4,500,000, accruing interest at 5.65% per annum, due on January 15, 2008, subject to a 5% penalty fee if not paid on that due date, (iii) 300,000 shares of common stock valued at $2,880,000 and (iv) a promissory note in the principal amount of $4,300,000, accruing interest at 11.0% per annum, due on August 11, 2008. Of these amounts, Mr. Witt directly received $1,286,364 in cash, $3,001,363 in principal amount of the 5.65% promissory note and $2,765,682 in principal amount of the 11% promissory note, and James L. Witt Revocable Trust U/A/D 12/28/05, of which Mr. Witt is trustee, received 182,250 of the 300,000 shares of our common stock issued on January 30, 2008. In addition, Mr. Witt directly received approximately $3.5 million of the JLWA note prepayment and prepayment premium. On October 20, 2007, the Company reached an agreement with the JLWA Sellers under which the JLWA Sellers agreed to the prepayment of the principal and accrued interest on a $4.5 million promissory note, originally due on January 15, 2008, that the Company had issued to them pursuant to the terms of the JLWA Modification Agreement. In connection with this acceleration, on October 29, 2007, the Company made a negotiated prepayment premium of $800,000 to compensate the JLWA Sellers for, among other things, foregone interest and the cost of accelerated tax payments. The JLWA Sellers could request acceleration of the $4,300,000 promissory note upon the consummation of a Qualified Public Offering or any other qualified capital raise. The JLWA Sellers requested acceleration of this promissory note in connection with our separate Qualified Public Offering, as a result of which Mr. Witt directly received approximately $2.8 million.

On May 12, 2006, we acquired Safir for an aggregate purchase price of $15,315,649. Of this amount, Mr. Safir, the former Chairman and Chief Executive Officer of Safir, directly received 203,895 shares of our common stock valued at $3,262,000, $3,262,320 in the form of an 8% promissory note, which was paid in June 2006, and $543,720 in the form of a 4% promissory note, which was paid in May 2007. Mr. Safir became the Chief Executive Officer of our Security Investigations and Consulting unit as a result of the transaction.

Issuances to Verus International Group, Ltd.

On September 25, 2007, pursuant to a stock purchase agreement dated March 1, 2007 by and between Verus Support Services, Inc. and us, Verus International Group, Ltd. received 850 shares of our common stock in consideration of services performed from July 2006 through September 2006.

On February 25, 2008, pursuant to a stock purchase agreement dated February 1, 2008 by and between Verus Support Services, Inc. and us, Verus International Group, Ltd. received 1,567 shares of our common stock in consideration of services performed from April 2007 through June 2007.

Director Independence

Our Board of Directors has determined that each of our directors, except for Dr. Schiller, is “independent” under Nasdaq’s independence standards. The Board of Directors considered the following relationships in determining that Messrs. Bujouves, Oswald, Lööf and Starr meet the independence standards of Nasdaq. The Board of Directors considered that Mr. Bujoves is the Chief Executive Officer of Integris Funds Ltd., a former 5% owner of our Series A Preferred Stock, and determined it would not interfere with his independence, as defined by Nasdaq’s rules and regulations. The Board of Directors considered Mr. Lööf’s prior relationship with QuanStar Group and determined it would not interfere with his independence, as defined by Nasdaq’s rules and regulations. The Board of Directors considered that Mr. Starr is a Managing Director at Starr & Company, LLC, an accounting and business management firm for high net worth individuals, of which a number of our stockholders are clients, and determined it would not interfere with his independence, as defined by Nasdaq’s rules and regulations.

ITEM 14.  Principal Accounting Fees and Services

 Audit Fees. The aggregate fees billed for professional services rendered was $653,000 and $564,000 for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2007 and 2006, respectively, which services included the cost of the reviews of the condensed consolidated financial statements for the years ended December 31, 2007 and 2006, and other periodic reports for each respective year.

 Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered was $391,000 and $123,000 for the years ended December 31, 2007 and 2006, respectively, relating principally to registration statements and mergers and acquisitions.

 Tax Fees. For the years ended December 31, 2007 and 2006, the principal accountant billed $130,000 and $121,000, respectively, for tax compliance.

 All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant which were $0 and $0, respectively, for the fiscal years ended December 31, 2007 and 2006.

 Audit Committee Policies and Procedures. The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors, subject to the de-minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which should be nonetheless be approved by the Board of Directors prior to the completion of the audit. Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Audit Committee before the filing of the previous year’s Annual Report on Form 10-K. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Certificate of Incorporation of GlobalOptions Group, Inc. (11)
3.2	Certificate of Amendment to Certificate of Incorporation. (14)
3.3	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series D Convertible Preferred Stock. (18)
3.4	Bylaws. (11)
3.5	Amendment to Bylaws. (17)
10.1	Restructuring Agreement, dated as of July 25, 2007, by and among GlobalOptions Group, Inc. and certain holders of the Company’s securities. (18)
10.2	Restructuring Registration Rights Agreement, dated as of July 25, 2007, by and among GlobalOptions Group, Inc. and certain holders of the Company’s securities. (18)
10.3	2005 Stock Option Plan. (2)
10.4	2006 Stock Option Plan. (8)
10.5	2006 Long-Term Incentive Plan. (11)
10.6	2006 Employee Stock Purchase Plan. (11)
10.7	Asset Purchase Agreement by and among GlobalOptions, Inc., Confidential Business Resources, Inc., Halsey R. Fischer and Fischer & Associates, Inc. (3)
10.8	Amendment to Asset Purchase Agreement by and among GlobalOptions, Inc., Confidential Business Resources, Inc., Halsey R. Fischer and Fischer & Associates, Inc., dated as of June 14, 2005. (3)
10.9	Second Amendment to Asset Purchase Agreement by and among GlobalOptions, Inc., Confidential Business Resources, Inc., Halsey R. Fischer and Fischer & Associates, Inc., dated as of July 29, 2005. (3)
10.10	Asset Purchase Agreement, dated as of January 13, 2006, by and between GlobalOptions Group, Inc. and James Lee Witt Associates, LLC. (4)
10.11	First Amendment to Asset Purchase Agreement, dated as of February 28, 2006, by and between GlobalOptions Group, Inc. and James Lee Witt Associates, LLC. (6)
10.12	Second Amendment to Asset Purchase Agreement, dated as of May 11, 2007, by and between GlobalOptions Group, Inc. and James Lee Witt Associates, LLC. (19)
10.13	Asset Purchase Agreement, dated as of January 27, 2006, by and between GlobalOptions Group, Inc. and Safir Rosetti, LLC. (5)
10.14	First Amendment to Asset Purchase Agreement by and between GlobalOptions Group, Inc. and Safir Rosetti, LLC, dated as of May 12, 2006. (6)
10.15	Asset Purchase Agreement, dated as of May 12, 2006, by and between GlobalOptions Group, Inc., Secure Source, Inc., Marian E. Nicastro and David W. Nicastro. (7)
10.16	Asset Purchase Agreement, dated as of August 10, 2006, by and between GlobalOptions Group, Inc. and Hyperion Risk, Inc. (9)
10.17	Asset Purchase Agreement, dated as of January 9, 2007, by and between GlobalOptions Group, Inc. and On Line Consulting Services, Inc. (13)
10.18	Stock Purchase Agreement, dated as of February 28, 2007, by and among GlobalOptions Group, Inc., ChoicePoint Government Services, Inc. and Choice Point Inc. (15)
10.19	Asset Purchase Agreement, dated February 28, 2007, by and between GlobalOptions Group, Inc. and Facticon, Inc. (16)

10.20	Third Amended and Restated Loan and Security Agreement dated as of May 14, 2007, by and between GlobalOptions, Inc. and Silicon Valley Bank. (17)
10.21
Second Amendment to Third Amended and Restated Loan and Security Agreement dated as of November 6, 2007, by and between Silicon Valley Bank and GlobalOptions, Inc. and The Bode Technology Group, Inc. (22)

10.22	Unconditional Guaranty by GlobalOptions Group, Inc. in favor of Silicon Valley Bank. (10)
10.23	Amended and Restated Security Agreement, dated as of October 12, 2006, by and between GlobalOptions Group, Inc. and Silicon Valley Bank. (10)
10.24	Employment Agreement, dated as of January 29, 2004, between Harvey W. Schiller, Ph.D. and GlobalOptions, Inc. (1)
10.25
Letter Agreement among GlobalOptions Group, Inc., GlobalOptions, Inc. and Harvey W. Schiller, Ph.D. pursuant to which GlobalOptions Group, Inc. assumed Dr. Schiller’s original employment agreement with GlobalOptions, Inc. (1)

10.26	Amendment to Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc. dated as of December 19, 2006. (12)
10.27	Agreement between BKS Advisors and GlobalOptions Group, Inc. dated as of January 8, 2003. (19)
10.28	BKS Assignment to Jeffrey O. Nyweide dated as of June 1, 2005. (19)
10.29	Amendment to Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc. dated as of December 19, 2006. (12)
10.30	Employment Agreement, dated July 30, 2007, between Jeffrey O. Nyweide and GlobalOptions Group, Inc. (20)
10.31	Amended and Restated Employment Agreement by and between GlobalOptions Group, Inc. and James Lee Witt. (19)
10.32	Employment Agreement by and between GlobalOptions Group, Inc. and Howard Safir. (19)
10.33	Employment Agreement by and between GlobalOptions, Inc. and Halsey Fischer. (19)
10.34	Employment Agreement, dated as of January 24, 2002, between Thomas P. Ondeck and GlobalOptions, Inc. (19)
10.35	First Amendment to Employment Agreement of Thomas P. Ondeck. (19)
10.36	Amendment to Employment Agreement of Thomas P. Ondeck. (19)
10.37	Professional Services Agreement between the Military Department, State of Louisiana and James Lee Witt Associates LLC, dated August 29, 2005. (19)
10.38	Consulting Services Contract between the State of Louisiana Governor’s Office of Homeland Security and Emergency Preparedness and GlobalOptions Group, Inc., dated as of August 29, 2007. (21)
21.1	Subsidiaries of GlobalOptions Group, Inc.*
23.1	Consent of Marcum & Kliegman, LLP *
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

___________

*	Filed herewith

(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 30, 2005, as amended.

(2)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on August 11, 2005.

(3)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on August 18, 2005.

(4)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on January 18, 2006.

(5)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on February 1, 2006.

(6)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on March 16, 2006, as amended.

(7)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on May 16, 2006, as amended.

(8)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 16, 2006.

(9)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on August 15, 2006, as amended.

(10)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on October 27, 2006.

(11)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 11, 2006.

(12)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 22, 2006.

(13)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on January 10, 2007.

(14)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on February 23, 2007.

(15)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on March 1, 2007.

(16)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on March 1, 2007.

(17)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 16, 2007.

(18)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on July 26, 2007.

(19)	Incorporated by reference to the exhibits included with our registration statement on Form SB-2, as amended, originally filed with the SEC on August 2, 2007.

(20)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-QSB filed with the SEC on August 14, 2007.

(21)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on September 26, 2007.

(22)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on November 13, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALOPTIONS GROUP, INC.

Dated: March 28, 2008	By:	/s/ Harvey W. Schiller
Harvey W. Schiller Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 28, 2008	By:	/s/ Jeffrey O. Nyweide
Jeffrey O. Nyweide Executive Vice President-Corporate Development, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Harvey W. Schiller	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2008
Harvey W. Schiller

/s/ Jeffrey O. Nyweide	Executive Vice President – Corporate Development, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)	March 28, 2008
Jeffrey O. Nyweide
/s/ Per-Olof Lööf	Director	March 28, 2008
Per-Olof Lööf
/s/ John P. Oswald	Director	March 28, 2008
John P. Oswald /s/ Ronald M. Starr	Director	March 28, 2008
Ronald M. Starr /s/ John P. Bujouves	Director	March 28, 2008
John P. Bujouves