Form 10-Q
period 2008-03-31
GlobalOptions Group, Inc.
filed 2008-05-14
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

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

As of May 13, 2008, there were 9,983,390 shares of the issuer’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2008
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.
Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	1
Condensed Consolidated Statements of Operations for the
Three Months Ended March 31, 2008 and 2007 (Unaudited)	2
Condensed Consolidated Statements of Stockholders’ Equity for the
Three Months Ended March 31, 2008 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2008 and 2007 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	29

ITEM 4T. Controls and Procedures.	30

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	31

ITEM 1A. Risk Factors.	31

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	31

ITEM 3. Defaults Upon Senior Securities.	32

ITEM 4. Submission of Matters to a Vote of Security Holders.	32

ITEM 5. Other Information.	32

ITEM 6. Exhibits.	33

Signatures.	34

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,644	$4,426
Accounts receivable, net of allowance for doubtful accounts of $2,298 at March 31, 2008 and $2,459 at December 31, 2007, respectively	21,399	25,213
Inventories	2,431	2,326
Prepaid expenses and other current assets	625	792

Total current assets	28,099	32,757

Property and equipment, net	5,670	5,570
Intangible assets, net	6,593	7,270
Goodwill	19,768	19,768
Security deposits and other assets	559	578

Total assets	$60,689	$65,943

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable	$497	$800
Obligation to issue common stock	-	2,160
Accounts payable	4,590	5,723
Deferred revenues	518	543
Accrued compensation and related benefits	3,151	3,740
Other current liabilities	2,344	2,170

Total current liabilities	11,100	15,136

Long-term liabilities:
Notes payable, less current portion	250	396
Other long-term obligations	520	454
Total long-term liabilities	770	850

Total liabilities	11,870	15,986

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,900,000 shares authorized; no shares issued or outstanding	-	-
Series D convertible preferred stock, voting, $0.001 par value, 100,000 shares authorized, 55,989.52 shares issued and outstanding, liquidation preference $0	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,987,253 shares issued and 9,983,390 shares outstanding at March 31, 2008, and 9,660,269 shares issued and outstanding at December 31, 2007	10	10
Additional paid-in capital	105,789	102,537
Accumulated deficit	(56,963)	(52,590)
Treasury stock; at cost, 3,863 and 0 shares at March 31, 2008 and December 31, 2007, respectively	(17)	-
Total stockholders' equity	48,819	49,957
Total liabilites and stockholders' equity	$60,689	$65,943

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2008	2007

Revenues	$21,499	$21,388

Cost of revenues	12,366	11,776
Gross profit	9,133	9,612

Operating expenses:

Selling and marketing	2,502	2,391

General and administrative	10,996	10,037

Total operating expenses	13,498	12,428

Loss from operations	(4,365)	(2,816)

Other income (expense):

Interest income	16	238

Interest (expense)	(24)	(26)

Other income	-	100

Other income (expense), net	(8)	312

Net loss	$(4,373)	$(2,504)

Basic and diluted net loss per share	$(0.45)	$(0.95)

Weighted average number of common shares outstanding - basic and diluted	9,641,684	2,633,102

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
For the Three Months Ended March 31, 2008
(Unaudited)
(dollars in thousands)

					Series D
					Convertible		Additional
	Common Stock		Treasury Shares		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2008	9,660,269	$10	-	$-	55,989.52	$-	$102,537	$(52,590)	$49,957

Stock issued to consultants for services	26,984	-	-	-	-	-	168	-	168

Purchase of treasury shares	-	-	3,863	(17)	-	-	-	-	(17)

Issuance of common stock to sellers of JLWA in satisfaction of obligation to issue common stock	225,000	-	-	-	-	-	2,160	-	2,160

Issuance of common stock to sellers of JLWA subject to clawback	75,000	-	-	-	-	-	-	-	-

Stock based compensation - restricted stock vested	-	-	-	-	-	-	169	-	169

Amortization of consultant stock option costs	-	-	-	-	-	-	28	-	28

Amortization of employee stock options costs	-	-	-	-	-	-	727	-	727

Net loss	-	-	-	-	-	-	-	(4,373)	(4,373)

Balance, March 31, 2008	9,987,253	$10	3,863	(17)	55,989.52	$-	$105,789	$(56,963)	$48,819

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:

Net loss	$(4,373)	$(2,504)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Provision for (recovery of) bad debts	(115)	480

Depreciation and amortization	1,014	873

Deferred rent	81	(3)

Stock-based compensation	1,092	953

Loss on disposition of equipment	21	-

Changes in operating assets:

Accounts receivable	3,928	(7,025)

Inventories	(105)	8

Prepaid expenses and other current assets	167	219

Security deposits and other assets	19	(47)

Changes in operating liabilities:

Accounts payable	(1,133)	1,996

Deferred revenues	(24)	198

Accrued compensation and related benefits	(589)	(83)

Due to former members of JLWA for earnout	-	1,220

Other current liabilities	173	496

Other long-term obligations	(14)	-

Total adjustments	4,515	(715)

Net cash provided by (used in) operating activities	142	(3,219)

Cash flows from investing activities:

Purchases of property and equipment	(453)	(266)

Purchase of intangible assets	(4)	-

Acquisition of On Line Consulting	-	(750)

Acquisition of Facticon	-	(1,300)

Acquisition of Bode, less cash acquired of $284	-	(12,216)

Net cash used in investing activities	(457)	(14,532)

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007

Cash flows from financing activities:

Repayment of notes payable for acquisitions	(450)	(488)

Proceeds from exercise of stock options	-	48

Repurchase of common stock	(17)	-

Collection of accounts receivable due to seller	-	286

Net cash used in financing activities	(467)	(154)

Net decrease in cash and cash equivalents	(782)	(17,905)

Cash and cash equivalents - beginning of year	4,426	21,533

Cash and cash equivalents - end of period	$3,644	$3,628

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$50	$19

Supplemental disclosures of non-cash investing and financing activities:

Common stock issued in exhange for obligation to issue common stock	$2,160	-

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2008	2007

Supplemental non-cash investing and financing activity - acquisition of On Line Consulting:
Assets acquired and liabilities assumed:
Accounts receivable	$-	$264
Property and equipment	-	96
Intangible assets	-	1,200
Goodwill recognized on purchase business combination	-	1,320
Accounts payable, accrued expenses and deferred revenues	-	(176)
Other current liabilities	-	(46)

Total purchase price	-	2,658

Less: Cash paid to acquire On Line Consulting	-	(750)
Non-cash consideration to seller	$-	$1,908

Non-cash consideration consisted of:
Common stock issued to acquire On Line Consulting	$-	$1,350
Notes payable issued to seller	-	558
Total non-cash consideration	$-	$1,908
Supplemental non-cash investing and financing activity - acquisition of Bode:
Assets acquired and liabilities assumed:
Accounts receivable	$-	$5,511
Inventories	-	2,629
Other current assets (including cash of $284)	-	561
Property and equipment	-	4,133
Intangible assets	-	310
Goodwill recognized on purchase business combination	-	575
Accounts payable, accrued expenses and deferred rent obligations	-	(1,219)

Total purchase price	-	12,500

Less: Cash acquired	-	(284)
Less: Cash paid to acquire Bode	-	(12,216)
Non-cash consideration to seller	$-	$-
Supplemental non-cash investing and financing activity - acquisition of Facticon:
Assets acquired and liabilities assumed:
Accounts receivable	$-	$759
Property and equipment	-	34
Intangible assets	-	120
Goodwill recognized on purchase business combination	-	2,420
Accounts payable, accrued expenses and deferred revenues	-	(533)

Total purchase price	-	2,800

Less: Cash paid to acquire Facticon	-	(1,300)
Non-cash consideration to seller	$-	$1,500

Non-cash consideration consisted of :
Note payable issued to seller	$-	$100
Common stock issued to acquire Facticon	-	1,400
Total non-cash consideration	$-	$1,500

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

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

On May 12, 2006, the Company acquired substantially all of the business and certain assets of Secure Source, Inc. (“Secure Source”), a Delaware corporation. Secure Source is an international risk consulting firm with offices in Washington, D.C. and Dallas, Texas .

On August 10, 2006, the Company acquired substantially all of the business and assets of Hyperion Risk, Inc. (“Hyperion Risk”). Hyperion Risk is a security consulting, investigative and intelligence firm with its central corporate office located in Orlando, Florida .

On January 9, 2007, GlobalOptions Group purchased substantially all of the business and assets of SPZ Oakland Corporation, dba On Line Consulting Service, Inc. (“On Line Consulting”), a full service security and fire alarm consulting and design firm based in Oakland, California .

On February 28, 2007, GlobalOptions Group acquired substantially all of the business and assets of Facticon, Inc. (“Facticon”), a Pennsylvania corporation. Facticon is a surveillance, investigative and intelligence firm based in Chadds Ford, Pennsylvania .

On February 28, 2007, GlobalOptions Group purchased the common stock of The Bode Technology Group, Inc. ("Bode"), a Virginia corporation. Bode is a leading provider of forensic DNA analysis and proprietary DNA collection tools. Bode is based in Lorton, Virginia .

On April 21, 2008, GlobalOptions Group acquired substantially all of the business and net assets of Omega Insurance Services, Inc. (d/b/a First Advantage Investigative Services) (“FAIS”), a Florida corporation, related to its investigation and surveillance businesses (also see Note 16). FAIS is located in St. Petersberg, Florida.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 28, 2008 for the year ended December 31, 2007.

3.  Summary of Significant Accounting Policies

Income Taxes

The Company accounts for income taxes using the liability method as required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company establishes a valuation allowance for deferred tax assets. The Company was not required to provide for a provision for income taxes for the three months ended March 31, 2008 and 2007, respectively, as a result of losses incurred during these periods.

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

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding, as adjusted, during the years presented. Common stock equivalents, consisting of stock options, warrants and Series A, B and D convertible preferred stock were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.  The basic weighted average number of shares was reduced for non-vested restricted stock awards and contingently returnable escrowed shares issued in connection with acquisitions, and was increased for non-contingent shares to be issued in connection with the JLWA modification agreement. Potentially dilutive securities of 1,709,353 and 939,804 realizable from the exercise of options as well as 3,732,808 and 6,594,311 securities issuable upon the conversion of Series A, B and D convertible preferred stock and warrants at March 31, 2008 and 2007, respectively, as well as shares of restricted stock of 164,063 and 175,000 at March 31, 2008 and 2007, respectively. Contingently returnable shares in the aggregate, from the Facticon, Hyperion and Witt acquisitions of 167,865 and 35,843 at March 31, 2008 and 2007 respectively, have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

3.  Summary of Significant Accounting Policies, continued

Reclassifications

Certain prior period statements of operations amounts have been reclassified in order to conform to the current period presentations.

Recently Implemented Accounting Pronouncements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157 ("SFAS 157"), “Fair Value Measurements” for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board ("FASB") having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The Company applied the provisions of FSP FAS 157-2, "Effective Date of FASB Statement 157," which defers the provisions of SFAS 157 for nonfinancial assets and liabilities  to the first fiscal period beginning after November 15, 2008.  The deferred nonfinancial assets and liabilities include items such as goodwill. The Company is required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009 and is still evaluating the impact on the condensed consolidated financial statements.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159 ("SFAS 159"), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

Recent Accounting Pronouncements

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time management is evaluating the implications of SFAS 161 and its impact on the financial statements has not yet been determined.

4. Acquisitions

Unaudited Pro-Forma Financial Information

The following presents the unaudited pro-forma combined results of operations for the three months ended March 31, 2007 of the Company with On Line Consulting, Bode and Facticon, for the periods preceding the acquisition of their respective net assets or common stock. The respective acquisition dates are January 9, 2007 for On Line Consulting and February 28, 2007 for Bode and Facticon. The unaudited pro-forma results are not disclosed for the three months ended March 31, 2008, as all prior acquisitions are fully reflected in results for the period.

For the Three Months Ended March 31, 2007

Revenues	$24,580

Net loss available to common stockholders	$(4,298)

Pro-forma basic and diluted net loss per common share (not rounded)	$(1.63)

Pro-forma weighted average common shares outstanding - basic and diluted	2,640,686

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

4. Acquisitions, continued

Unaudited Pro-Forma Financial Information, continued

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred if the acquisitions of On Line Consulting, Bode and Facticon had been completed as of the beginning of 2007, nor are they necessarily indicative of future consolidated results.

5. Inventories

Inventories are comprised of the following:

	As of
	March 31, 2008	December 31, 2007
Raw materials	$965	$900
Work in progress – DNA Analysis	454	480
Finished goods	1,012	946
Total	$2,431	$2,326

 6.  Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of amounts related to the 2005 acquisition of CBR, the 2006 acquisitions, consisting of JLWA, Safir, Secure Source and Hyperion Risk and the 2007 acquisitions, consisting of On Line Consulting, Bode and Facticon.

Intangible assets are comprised of the following:

	Trade Names	Developed Technology	Non- Compete Agreements	Client Relationships	Patents	Accumulated Amortization	Total

Balance as of January 1, 2008	$2,560	$440	$1,499	$7,360	$70	$(4,659)	$7,270
Additions	-	-	-	-	4	(681)	(677)

Balance as of March 31, 2008	$2,560	$440	$1,499	$7,360	$74	$(5,340)	$6,593

Weighted average amortization period at March 31, 2008 (in years)	7.6	2.8	1.1	3.4	-
					(1)

(1) Patents not yet approved and as such, amortization period has not yet begun as of March 31, 2008.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

 6.  Intangible Assets and Goodwill, continued

Intangible Assets, continued

The estimated amortization of amortizable intangible assets are comprised of the following for the five years ending March 31, 2013:

For the Years Ending March 31,	Total	Trade Names	Developed Technology	Non-Compete Agreements	Client Relationships

2009	$2,547	$305	$117	$402	$1,723
2010	1,151	305	22	61	763
2011	958	305	22	—	631
2012	619	230	20	—	369
2013	477	204	—	—	273
Totals	$5,752	$1,349	$181	$463	$3,759

During the three months ended March 31, 2008 and 2007, the Company recorded amortization expense related to the acquired amortizable intangibles of $681 and $706, respectively.

Goodwill

A summary of Goodwill is comprised of the following as of March 31, 2008 and December 31, 2007:

	Preparedness Services	Fraud and SIU Services	Security Consulting and Investigations	Total

Balance as of March 31, 2008 and December 31, 2007	$883	$6,022	$12,863	$19,768

7. Property and Equipment

A summary of property and equipment is comprised of the following:

	As of
	March 31, 2008	December 31, 2007

Computer and equipment and software	$2,617	$2,359
Laboratory equipment	1,524	1,505
Furniture and fixtures	858	753
Vehicles	134	162
Leasehold improvements	2,445	2,376
	7,578	7,155
Less: accumulated depreciation and amortization	(1,908)	(1,585)
))
Property and equipment, net	$5,670	$5,570

Depreciation and amortization of property and equipment for the three months ended March 31, 2008 and 2007 was $333 and $167, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

8.  Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	As of
	March 31, 2008	December 31, 2007

Accrued bonuses	$917	$1,942
Accrued payroll and commissions	1,477	801
Accrued employee benefits	757	997

Total	$3,151	$3,740

9.  Line of Credit

On April 16, 2008, effective as of March 31, 2008, GlobalOptions and Bode entered into an amendment to the agreement with the financial institution that provides the line of credit, for which the Company has provided an unconditional guarantee (“Loan Agreement”).

The Loan Agreement provides a working capital line of credit (the “Facility”) in an amount up to a maximum of $20,000, based upon eligible receivables.  The applicable interest rate with respect to the amount outstanding under the Facility consists of a base rate of the greater of 6.25% per annum or the Bank’s most recently announced “prime rate,” plus a range from 0.75% to 1.50% per annum, which is based upon the Company’s liquidity (as defined in the Loan Agreement).  The Loan Agreement also contains certain affirmative and negative covenants and grants to the financial institution a security interest in all of the Company’s property and security interest in all of the Company’s rights, titles and interests in, to and under the Company’s intellectual property.

The interest rate on the line of credit at March 31, 2008 was 6.75%. There was no balance under the line of credit at March 31, 2008. Based upon the amount of eligible accounts receivable balances and the authorized line, the Company had the availability to draw $12,514 and $8,782 against the line of credit at March 31, 2008 and December 31, 2007, respectively.

10.  Notes Payable

Notes payable consisted of the following:

	As of
	March 31, 2008	December 31, 2007

Note payable to seller for Secure Source Acquisition	$500	$500
Note payable to seller for Facticon Acquisition	100	100
Notes payable to seller for On Line Consulting Acquisition	147	596

Total	747	1,196
Less – current portion	497	800
Long-term portion	$250	$396

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

10.  Notes Payable, continued

The scheduled maturities of notes payable are shown in the following table:

For the Year Ending March 31,	Amount
2009	$497
2010	250
Total	$747

On January 7, 2008, the Company repaid $450, consisting of $447 and $3 of principal and interest, respectively in satisfaction of a note payable issued in connection with the purchase of On Line Consulting.

11. Commitments and Contingencies

  Operating Leases

In connection with the acquisitions of CBR, JLWA, Safir, Secure Source, Hyperion Risk, On Line Consulting, Bode and Facticon, GlobalOptions assumed the obligations for various office leases. Such lease obligations expire at various dates through June 2015.

On July 19, 2007, the Company entered into an agreement to lease 15,294 rentable square feet of office space in Washington, D.C, to replace the Company’s expiring Washington D.C. office lease. The lease commenced on February 27, 2008 and expires on November 30, 2015. The Company has the option to extend the lease for an additional five years. Rent payments have been abated during the first six months of the lease.

Future minimum lease payments under these operating leases are as follows:

For the Year EndingMarch 31,	Amount
2009	$2,454
2010	2,772
2011	2,715
2012	2,397
2013	1,924
Thereafter	5,788
Total	$18,050

Rent expense charged to operations amounted to $930 and $548, for the three months ended March 31, 2008 and 2007, respectively.

The terms of certain of the Company’s lease obligations provide for scheduled escalations in the monthly rent. In accordance with SFAS No. 13, “Accounting for Leases,” the non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent of $427 and $346 represents the long-term unamortized rent adjustment amount at March 31, 2008 and at December 31, 2007 and was reflected as deferred rent obligations in the condensed consolidated balance sheet. In addition, the current portion of deferred rent was $30 and $30 as of March 31, 2008 and December 31, 2007, respectively, and is reflected within other current liabilities in the condensed consolidated balance sheets.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

11. Commitments and Contingencies, continued

Litigation, Claims and Assessments

From time to time in the normal course of business the Company will be involved in litigation.  Except for certain claims against Facticon, the Company’s management has determined any asserted or unasserted claims to be immaterial to the condensed consolidated financial statements.

The litigation against Facticon was originally filed by the Plaintiff against Facticon prior to the Company’s acquisition of assets of Facticon (February 28, 2007) in the U.S. District Court for the Central District of California, wherein the Plaintiff, in a class action, is alleging that Facticon failed to pay overtime wages. Subsequent to the acquisition, the Company was added as a defendant in said case, under the successor liability theory.  Under the terms of an escrow agreement, as amended, entered into by and between GlobalOptions and Facticon,  the escrow agreement provides that 85,700 shares of the Company’s common stock and $100 in cash funds shall be held to satisfy this and other pre-acquisition obligations of Facticon. The Company has put Facticon on notice, and the stockholders of Facticon agree, that GlobalOptions will not distribute any funds or stock as provided under the asset purchase agreement until this matter is resolved, and if necessary shall use such stock and cash to resolve such matter. A Motion for Summary Judgment was filed for the Court to contest the the Company’s liability as a successor liable company. On March 7, 2008, the Court issued a ruling denying the Company’s Motion for Summary Judgment and issued a ruling granting a Summary Judgment in favor for the Plaintiffs ruling that the Company was in fact a successor party to the Plaintiffs actions, and this ruling by the Court is in opposition of the Court’s original ruling dated March 3, 2008 (the “Preliminary Ruling”), wherein it granted the Company’s Motion for Summary Judgment. The Company intends to file a Motion for Reconsideration. No assurance can be given that the Court will reverse its final ruling. The Company has established a reserve for such case net of amounts expected to be received through the liquidation of Facticon assets held in escrow, in the amount of $676 to offset the risk of damages for this matter. Notwithstanding the legal reserve, the Company will vigorously defend this matter.

12.   Stockholders’ Equity

Common Stock

On December 19, 2006, the Company awarded 100,000 and 75,000 shares of restricted stock valued at $12.40 per share to Dr. Harvey Schiller and Mr. Jeffrey Nyweide, respectively, in connection with the extension of their respective employment and consulting agreements. On December 12, 2007, the Compensation Committee determined that, effective January 1, 2008, 6,250 shares and 4,687 shares of restricted stock held by Dr. Schiller and Mr. Nyweide, respectively, valued in the aggregate at $169, were no longer subject to forfeiture. Dr. Schiller and Mr. Nyweide elected to have the Company withhold 2,278 and 1,585 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of their restricted stock. Such withheld shares valued at $10 and $7, respectively, are reflected as treasury shares in the Company’s books and records. As a result of the withholding of shares, Dr. Schiller and Mr. Nyweide received 3,972 and 3,102 shares, respectively.

On January 30, 2008, the Company issued 300,000 shares of common stock to the former owners of JLWA (WSFM, LLC f/k/a James Lee Witt Associates, LLC), (“JLWA Sellers”) including 225,000 shares of common stock, in full satisfaction of the $2,160 obligation to issue common stock. The cost of the remaining 75,000 shares shall be recorded as earn-out expense upon the expiration of the 12 month period for which the shares are subject to forfeiture.

On February 14, 2008, the Company registered for resale a total of 1,223,565 shares of its common stock, consisting of the 300,000 shares of common stock issued to the JLWA Sellers on January 30, 2008 and the remainder of which were held by the Company’s employees, directors, or their affiliates.

On February 15, 2008, the Company issued 21,843 shares of common stock, valued at $153 for services rendered during the year ended December 31, 2007, and 5,141 shares of common stock valued at $15 for services rendered during January and February 2008, to a group of the Company’s service providers including 1,567 shares of common stock valued at $15 to Verus International Group, of which John Oswald, Director, is Chief Executive Officer.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

13. Stock Based Compensation

Stock based compensation for non-employees accounted for under Emerging Issues Task Force (EITF) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18) was approximately $28 and $60 for the three months ended March 31, 2008 and 2007 and is reflected within general and administrative expenses.

The fair value of each option grant during the three months ended March 31, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

For the three Months Ended March 31,
	2008	2007
Dividend yield	0%	0%
Expected volatility	87%	87%
Risk-free interest rate	2.95%	4.54%
Expected lives	5 years	5 years

The Company has determined that the expected life of options granted is the same as the contractual term.

The weighted average fair value of the options on the date of grant, using the fair value based methodology for the three months ended March 31, 2008 and 2007 was $1.85 and $7.86.

Effective on January 1, 2008, the Company granted, in the aggregate, options for the purchase of 75,000 shares of its common stock at an exercise price of $4.50 per share, under the 2006 Long-Term Incentive Plan, to three members of the Board of Directors. The options have a five year term, vest ratably at the end of each of the four quarterly periods following the date of grant and have a value of $235 utilizing the Black Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0% and a risk free interest rate of 3.45%.

Effective on January 1, 2008, the Company issued stock options for the purchase of 100,000 shares of its common stock at an exercise price of $4.50 per share, under the 2006 Long-Term Incentive Plan to certain members of its advisory boards for their advisory services to the Company.   The options have a five year term, vest ratably at the end of each of the four quarterly periods following the date of grant and have a value of $314 utilizing the Black Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0% and a risk free interest rate of 3.45%.

On February 13, 2008, the Company granted, in the aggregate, options for the purchase of 295,000 shares of its common stock at an exercise price of $1.70 per share under the 2006 Long-Term Incentive Plan to certain of its officers and employees.   The options have a five year term, vest ratably upon the first, second and third anniversaries of the date of grant and have a value of $347 utilizing the Black Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0% and a risk free interest rate of 2.71%.

On March 5, 2008, the Company granted an option for the purchase of 50,000 shares of its common stock at an exercise price of $1.86 under the 2006 Long-Term Incentive Plan to an officer of Bode.   The option has a five year term, vests ratably upon the first, second, third, and fourth anniversaries of the date of grant, certain vesting is accelerated upon the achievement of certain performance based criteria and upon a change in control all such options vest immediately. The options have a value of $64 utilizing the Black Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0% and a risk free interest rate of 2.59%.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

13. Stock Based Compensation, continued

At March 31, 2008, the unamortized value of employee stock options under SFAS 123R was approximately $3,876. The unamortized portion will be expensed over a weighted average period of 1.24 years. For the three months ended March 31, 2008 and 2007, costs of $727 and $714, respectively, were recognized in connection with the vesting of these employee stock options.

A summary of the status of the Company’s stock option plans and the changes during the three months ended March 31, 2008, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
		(per share)	(in years)
Options outstanding at December 31, 2007	1,191,665	$13.72	3.6
Granted	520,000	2.66	-
Forfeited	(2,312)	17.06	-
Options outstanding at March 31, 2008	1,709,353	$10.35	3.8
Exercisable at March 31, 2008	553,007	$14.65	2.9

A summary of the Company’s stock options outstanding and exercisable by range of exercise price at March 31, 2008 is presented in the table below:

	Options Outstanding		Options Exercisable
Range of Exercise Price (per share)	Number of Options	Weighted Average Remaining Life (in years)	Number of Options	Weighted Average Remaining Life (in years)
$1.70 - $1.86	345,000	4.9	-
$4.50 - $4.80	193,423	4.4	62,173	3.6
$5.44	57,507	2.0	57,507	2.0
$6.80 - $7.24	307,353	4.4	7,353	0.3
$10.80 - $12.00	145,484	3.9	67,661	3.8
$16.08 - $20.00	660,586	2.9	358,313	2.9

	1,709,353		553,007

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

14.   Client and Segment Data

The Company’s reportable operating segments consist of the following three business segments: Preparedness Services, Fraud and SIU Services, and Security Consulting and Investigations. The Company’s reportable segments are organized, managed and operated along key product and service lines. These product and service lines provided to similar clients are offered together as packaged offerings, generally produce similar margins and are managed under a consolidated operations management.

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

The names of the Company’s reportable segments have changed from the prior year. See the Company’s Form 10-K for the year ended December 31, 2007, filed on March 28, 2008, for additional information.

Total revenues by segment include revenues to unaffiliated clients. The Company evaluates performance based on income (loss) from operations. Operating income (loss) is gross profit less operating expenses.

The following tables summarize financial information about the Company’s business segments for the three months ended March 31, 2008 and 2007.

For the Three Months Ended March 31, 2008

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$7,142	$6,240	$8,117	$-	$21,499

Income (loss) from Operations	$(443)	$(1,443)	$(2,479)	$-	$(4,365)

Depreciation and Amortization	$312	$283	$419	$-	$1,014

Interest Expense	$-	$-	$-	$24	$24

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

14.  Client and Segment Data, continued

For the Three Months Ended March 31, 2007

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$10,315	$5,291	$5,782	$-	$21,388

Income (loss) from Operations	$492	$(2,878)	$(430)	$-	$(2,816)

Depreciation and Amortization	$305	$314	$254	$-	$873

Interest Expense	$-	$-	$-	$26	$26

Other Income	$100	$-	$-	$-	$100

15. Major Clients/Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. The Company’s largest client, which is within the Preparedness Services segment and was work performed under government contracts, accounted for approximately 25% and 42% of the Company’s revenues for the three months ended March 31, 2008 and 2007, respectively.

For the three months ended March 31, 2008 and 2007, work performed under government contracts represented 46% and 48% of the Company’s revenues, respectively, the most significant of which, in 2008 and 2007, represented 82% and 92%, respectively, of the Company’s revenues within the Preparedness Services segment.

16. Subsequent Events

Acquisition

On April 21, 2008, the Company acquired substantially all of the business and net assets of Omega Insurance Services, Inc. (d/b/a First Advantage Investigative Services), a Florida corporation (“FAIS”), related to its investigation and surveillance businesses.

The acquisition was made pursuant to an Asset Purchase Agreement (the “Purchase Agreement”), dated April 21, 2008 by and among the Company, FAIS, and First Advantage Corporation (“FAC”), a Delaware corporation and parent Company of FAIS.  The aggregate purchase price under the Purchase Agreement was (i) $2,163 in cash, (ii) an earnout payment (the “Earnout”) to be paid on the twelve-month anniversary of the transaction, (iii) the assumption of certain liabilities, and (iv) a $350,000 finder's fee paid to a third party in connection with this transaction.  In addition, in the Purchase Agreement, FAC and FAIS have agreed that they will not compete with or solicit the employees or customers of the Company for a period of two years from the date of the transaction.  In a separate license agreement dated April 21, 2008 by and between FAIS and the Company, the Company also obtained the non-exclusive perpetual right to use FAIS’s Riskminder™ software.

The amount of the Earnout will be based on the revenues during the twelve months following the transaction that are generated by the assets purchased under the Purchase Agreement and the revenues generated under an alliance agreement that are directly related to FAIS's previous investigation and surveillance business, and will range from $0 to $2,000.  The Company and FAC entered into this business alliance agreement dated April 21, 2008, wherein the Company and FAC agreed to further develop the alliance relationship between the two companies in the future.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

16. Subsequent Events, continued

Authorization of the Grant of Restricted Stock to Replace Certain Outstanding Stock Options

On April 18, 2008, the Board for Directors approved the implementation of the Stock Option to Restricted Stock Conversion Plan, which provides for the conversion of the all stock options outstanding which had been granted prior to December 31, 2007, into restricted stock, on a 3 for 1 basis. Restricted stock granted to employees and executives under the conversion plan will vest ratably upon the first and second anniversaries of the restricted stock grant date for employees and upon the first, second and third anniversaries for executives. The Board of Directors has directed the management of the Company to execute upon this plan prior to the close of the third quarter of 2008.

Grant of Stock Options

On May 7, 2008, the Company granted stock options for the purchase of an aggregate of 7,000 shares of its common stock at an exercise price of $2.23 employees of Safir. The options have a five year term, vest ratably on the first, second and third anniversaries of the date of grant and have a value of $11 utilizing the Black Scholes option pricing model with the following assumptions used; expected life of five years, volatility of 87%, dividends of 0% and a risk free interest rate of 3.18%.

On May 7, 2008 the Company granted, in the aggregate, options for the purchase of 90,000 shares of common stock at an expense price of $2.23 to employees of FAIS. The options have a five year term, vest ratably on the first , second and third anniversaries of the date of grant and have a value of $139 utilizing the Black Sholes option pricing model with the following assumptions used; expected life of five years, volatility of 87%, dividends of 0% and a risk free interest rate of 3.18%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts contained in this Item 2 are in thousands, except, except share and per share amounts).

The following discussion of results of operations and financial condition is based upon, and should be read in conjunction with, our condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

Forward-Looking Statements

Information included or incorporated by reference in this Quarterly Report on Form 10-Q may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

Overview

GlobalOptions is an integrated provider of risk mitigation and management services to government entities, Fortune 1,000 corporations and high net-worth and high-profile individuals. We enable clients to identify, assess and prevent natural and man-made threats to the well-being of individuals and the operations of governments and corporations. In addition, we assist our clients in recovering from the damages or losses resulting from the occurrence of acts of terror, natural disasters, fraud and other risks. Our vision is to continue to build a comprehensive risk mitigation solutions company through both organic growth and acquisitions. In pursuit of our strategy, we have acquired and integrated eight complementary risk mitigation businesses from August 2005 through March 2008 that contributed an aggregate of approximately $21.1 and $20.6 million in revenues to our business during the three months ended March 31, 2008 and 2007, respectively.

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

•
Security Consulting and Investigations delivers specialized security and investigative services to governments, corporations and individuals. Services we provide include forensic DNA analysis, facilities and IT security, litigation support, business intelligence, IT and accounting forensics, executive protection, independent monitoring and regulatory compliance. The Security Consulting and Investigations unit is led by Howard Safir, former New York City Police Commissioner.

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

The following table represents the revenue contribution by each of these three reporting segments as a percentage of our total revenues:

	For the Three Months Ended March 31,
Segment	2008	2007

Preparedness Services	33.2%	48.2%
Fraud and SIU Services	29.0	24.7
Security Consulting and Investigations	37.8	27.1
Total	100.0%	100.0%

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

Corporate Developments

Amendment to the Line of Credit Agreement

On April 16, 2008, effective as of March 31, 2008, GlobalOptions, Inc. and The Bode Technology Group (“Bode”) entered into an amendment to the agreement with the financial institution that provides the line of credit, for which we provided an unconditional guarantee (“Loan Agreement”).

The Loan Agreement provides a working capital line of credit (the “Facility”) in an amount up to a maximum of $20,000, based upon eligible receivables.  The applicable interest rate with respect to the amount outstanding under the Facility consists of a base rate of the greater of 6.25% per annum or the Bank’s most recently announced “prime rate,” plus a range from 0.75% to 1.50% per annum, which is based upon our liquidity (as defined in the Loan Agreement).  The Loan Agreement also contains certain affirmative and negative covenants and grants to the financial institution a security interest in all of our property and security interest in all of our rights, titles and interests in, to and under our intellectual property.

Acquisition

On April 21, 2008, we acquired substantially all of the business and net assets of Omega Insurance Services, Inc. (d/b/a First Advantage Investigative Services), a Florida corporation (“FAIS”), related to its investigation and surveillance businesses.

The acquisition was made pursuant to an Asset Purchase Agreement (the “Purchase Agreement”), dated April 21, 2008 by and among FAIS, and First Advantage Corporation (“FAC”), a Delaware corporation and parent Company of FAIS and us.  The aggregate purchase price under the Purchase Agreement was (i) $2,163 in cash, (ii) an earnout payment (the “Earnout”) to be paid on the twelve-month anniversary of the transaction, (iii) the assumption of certain liabilities, and (iv) a $350,000 finder's fee paid to a third party in connection with this transaction.  In addition, in the Purchase Agreement, FAC and FAIS covenanted that they will not compete with or solicit the employees or customers of ours for a period of two years from the date of the transaction.  In a separate license agreement dated April 21, 2008 by and between FAIS and us, we also obtained the non-exclusive perpetual right to use FAIS’s Riskminder™ software.

The amount of the Earnout will be based on the revenues during the twelve months following the transaction that are generated by the assets purchased under the Purchase Agreement and the revenues generated under an alliance agreement that are directly related to FAIS's previous investigation and surveillance business, and will range from $0 to $2,000.  FAC and us entered into this business alliance agreement dated April 21, 2008, wherein FAC and us agreed to further develop the alliance relationship between the two companies in the future.

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

Results of Operations

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

Operating Expenses

Our selling and marketing expenses primarily include salaries and commissions, as well as travel and other expenses, incurred by our employees who are involved in selling and promoting our services. The accrued earnout expenses related to the acquisition of JLWA were also reflected in our selling and marketing expenses for the three months ended March 31, 2007. Our general and administrative expenses consist primarily of salaries, bonuses and stock-based compensation for our employees not performing work directly for our clients. Also included in general and administrative expenses are corporate support expenses such as legal and professional fees, investor relations, human resources, facilities, telecommunication support services, information technology, stock option expenses and salaries for members of our senior management team.

Results of Operations

The following is a summary of our operating results as a percentage of our total consolidated revenues for the periods indicated:

	For the Three Months Ended March 31,
	2008	2007

Revenues	100%	100%
Cost of revenues	58	54

Gross profit	42	46

Operating expenses:
Selling and marketing	11	11
General and administrative	51	48

Total operating expenses	62	59

Loss from operations	(20)	(13)
Other income (expense), net	-	(1)

Net loss	(20)%	(12)%

GlobalOptions Group Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenues

We had overall revenues of $21,499 for the three months ended March 31, 2008, as compared to revenues of $21,388 for the three months ended March 31, 2007, for an overall increase of $111 or 1%.

Preparedness Services revenues were $7,142 for the three months ended March 31, 2008, as compared to $10,315 for the three months ended March 31, 2007. The decrease of $3,173 or 31% was primarily attributable to a decrease in revenue from the State of Louisiana. In the aftermath of Hurricane Katrina, JLWA was retained by the State of Louisiana to provide advice on the state’s overall response and recovery efforts. Subsequently, JLWA was retained to establish and manage the State’s relief program related to Hurricanes Katrina and Rita. The State of Louisiana represented $5,330 for the three months ended March 31, 2008, as compared to $9,061 of revenues for the three months ended March 31, 2007. The reduction in revenue in 2008 of $3,731 or 41% for the State of Louisiana was due to the scope of our work being narrowed and a price reduction that we provided to Louisiana in order to competitively position ourselves for the 2007 contract renewal.

Fraud and SIU Services revenues were $6,240 for the three months ended March 31, 2008, as compared to $5,291 for the three months ended March 31, 2007. The increase of $949 or 18% was primarily attributable to the expansion of our client base through the acquisition of Facticon on February 28, 2007, revenues from our purchased customer list and newly acquired customer contracts.

Security Consulting and Investigations revenues were $8,117 for the three months ended March 31, 2008, as compared to $5,782 to the three months ended March 31, 2007. The increase of $2,335 or 40% was primarily attributable to the client base that we acquired in connection with the acquisition of Bode at the end of February 2007 for data banking and DNA investigations.

Gross Profit

Our consolidated gross profit for the three months ended March 31, 2008 and 2007 was $9,133 and $9,612, reflecting gross profit margins of 42% and 45%, respectively. The 3% decrease in profit margin was primarily attributable to the effect of the acquisition of Bode, whose operations carry a lower gross profit percentage.

Preparedness Services gross profit was $3,251 or 46% of this segment’s revenues for the three months ended March 31, 2008, as compared to $4,625 or 45% of this segment’s revenues for the three months ended March 31, 2007. The increase in gross profit percentage was attributable to decreased labor costs associated with the Louisiana contract. Fraud and SIU Services gross profit was $2,748 or 44% of this segment’s revenues for the three months ended March 31, 2008, as compared to $2,387 or 45% of this segment’s revenues for the three months ended March 31, 2007. Security Consulting and Investigations gross profit was $3,134 or 39% of this segment’s revenues for the three months ended March 31, 2008, as compared to $2,600 or 45% of this segment’s revenues for the three months ended March 31, 2007. Of this decrease in gross profit percentage within this segment, 5% of the 6% profit margin decrease was attributable to the effect of the acquisition of Bode, whose operations carry a lower gross percentage gross profit.

Operating Expenses

Selling and marketing expenses were $2,502 or 12% of revenues for the three months ended March 31, 2008, as compared to $2,391 or 11% of revenues for the three months ended March 31, 2007. The increase of $111 or 5% is primarily attributable to the acquisition of Bode and Facticon on February 28, 2007 as well as an increased emphasis on selling and marketing activities. General and administrative expenses were $10,996 or 51% of revenues for the three months ended March 31, 2008, as compared to $10,037 or 47% of revenues for the three months ended March 31, 2007. The increase of $959 or 10% is attributable to increased personnel and other increased expenses related to the acquisitions of Facticon and Bode, as well as an increase in professional fees incurred in order to fulfill our responsibilities as a public company.

Liquidity and Capital Resources

We had a cash and cash equivalent balance of $3,644 as of the three months ended March 31, 2008.

Cash provided by (used in) operating activities was approximately $142 and ($3,219) for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008 and 2007, our net losses were $4,373 and $2,504, respectively. For the three months ended March 31, 2008 and 2007, the non-cash charges included amounts for depreciation and amortization of $1,014 and $873, charges for stock-based compensation of $1,092 and $953, and bad debt (benefit) provision of ($115) and $480, respectively. In addition, for the three months ended March 31, 2008 and 2007, cash was impacted by working capital requirements with funds provided by (used in) operation of $3,928 and ($7,025) for accounts receivable, funds provided by (used in) operations of ($1,133) and $1,996 for accounts payable, and increases in amounts due for the JLWA earnout of $0 and $1,220, respectively.

Cash used in investing activities for the three months ended March 31, 2008 was $457, which $453 represented purchases of property and equipment. Cash used in investing activities for the three months ended March 31, 2007 was $14,532, of which $12,216, $1,300, and $750 related to our acquisitions of Bode, Facticon and On Line Consulting, respectively.

Financing activities used net funds of $467 and $154 for the three months ended March 31, 2008 and 2007, respectively. Cash used for the three months ended March 31, 2008 is primarily due to the repayment of notes payable for acquisitions of $450. The net cash used for the three months ended March 31, 2007 is primarily due to repayment of notes payable for acquisitions of $488 less collection of accounts receivable due to seller of $286.

On April 16, 2008, effective as of March 31, 2008, GlobalOptions, Inc. and Bode entered into the Loan Agreement for which the Company provided an unconditional guarantee.

The Loan Agreement provides a Facility in an amount up to a maximum of $20,000, based upon eligible receivables.  The applicable interest rate with respect to the amount outstanding under the Facility consists of a base rate of the greater of 6.25% per annum or the Bank’s most recently announced “prime rate,” plus a range from 0.75% to 1.50% per annum, which is based upon our liquidity (as defined in the Loan Agreement).  The Loan Agreement also contains certain affirmative and negative covenants and grants to the financial institution a security interest in all of our property and security interest in all of our rights, titles and interests in, to and under our intellectual property.

We have historically met our operating cash needs by using borrowings under our line of credit arrangement and through private placements of equity and debt securities and an underwritten public offering. At March 31, 2008, we had working capital of $16,999. We currently believe the cash on hand, operating improvements that we believe will result in cash flows from operations, and our available borrowings of $12,514 at March 31, 2008 under our line of credit facility will be sufficient to finance our operations through March 31, 2009.

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

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are more fully described in our “Notes to Consolidated Financial Statements” included in the Annual Report on Form 10-K for the year ended December 31, 2007. Some of our accounting policies require the application of significant judgment by management in the preparation of the consolidated financial statements and, as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. We have identified certain of our accounting policies as the ones that are most important to the portrayal of our consolidated financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies include the following:

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

Stock-Based Compensation

The Company has adopted the fair value recognition provisions of SFAS 123R.  Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

SFAS No. 123(R) also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred.

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

Recently Implemented Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 159 ("SFAS 159"), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157 ("SFAS 157"), “Fair Value Measurements” for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board ("FASB") having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. We applied the provisions of FSP FAS 157-2, "Effective Date of FASB Statement 157," which defers the provisions of SFAS 157 for nonfinancial assets and liabilities  to the first fiscal period beginning after November 15, 2008.  The deferred nonfinancial assets and liabilities include items such as goodwill. We are required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009 and are still evaluating the impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests as a separate component of stockholders’ equity. The Company will also be required to present net income allocable to the noncontrolling interests and net income attributable to the stockholders of the Company separately in its statements of income. Currently, minority interests are reported as a liability or temporary equity in the Company’s balance sheets and the related income attributable to the minority interests is reflected as an expense in arriving at net income (loss). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company does not expect SFAS 160 to have a material impact on its consolidated financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time management is evaluating the implications of SFAS 161 and its impact on the financial statements has not yet been determined.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended March 31, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act.

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

To address these issues, we have taken the following remediation measures during the fiscal period ended March 31, 2008:

•	effective in January 2008, we created the new position of Senior Vice President of Finance and Chief Accounting Officer, who reports to the Chief Financial Officer;.

•
in connection with the filing of this Form 10-Q, we are utilizing a more formal disclosure process for the Board and management so that there is more detailed chronology and documentation of the discussions and analyses that take place along with a checklist of items we routinely consider, such as variances between financial results and forecasts, changes in relationships with key vendors, customers, lenders etc., company-wide initiatives, transactions not previously disclosed in prior filings, related party issues, new/emerging risks, credit agreement covenant adherence, tax, accounting, internal controls, governmental or other investigations, Management Discussion and Analysis discussion, and other matters. In addition, sub-certifications have been adopted to ensure accountability by the controllers and executives of each of our business units;

•
management has continued to retain an independent third party consulting firm to assist with our preparation, documentation and testing of our compliance efforts with Section 404 of the Sarbanes Oxley Act.  We performed testing to sustain compliance that both expanded the depth of our coverage in complex areas (e.g. intangibles, equity, revenue and financial reporting) and breadth by incorporating acquisitions such as Bode, which were exempted from the disclosure controls and procedures analysis in 2007.

As a result of the material weaknesses identified above, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are not effective as of March 31, 2008. Management believes, however, that as a result of the remediation measures described above, we have made significant improvement over prior periods and believe we will continue to improve and refine our internal controls processes over the next fiscal period.

PART II

Other Information

Item 1. Legal Proceedings

(Amounts contained in this Item 1 are in thousands, except for share amounts).

From time to time, we are involved in litigation arising in the ordinary course of business. We do not believe that we are involved in any litigation that is likely, individually or in the aggregate, to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Peter Anchondo v. Facticon Inc. and GlobalOptions Group, Inc.

The litigation against Facticon was originally filed by the Plaintiff prior to our acquisition of assets of Facticon (February 28, 2007) in the U.S. District Court for the Central District of California, wherein the Plaintiff, in a class action, is alleging that Facticon failed to pay overtime wages. Subsequent to the acquisition, we were added as a defendant in said case, under the successor liability theory.  Under the terms of an escrow agreement, as amended, entered into by and between us and Facticon,  the escrow provides that 85,700 shares of our common stock and $100 in cash funds shall be held to satisfy this and other pre-acquisition obligations of Facticon. We have put Facticon on notice, and the stockholders of Facticon agree, we will not distribute any funds or stock as provided under the asset purchase agreement until this matter is resolved, and if necessary shall use such stock and cash to resolve such matter. A Motion for Summary Judgment has been filed for the Court to determine whether we are liable under this as a successor liable company. On March 7, 2008, the Court issued a ruling denying our Motion for Summary Judgment and issued a ruling granting a Summary Judgment in favor for the Plaintiffs ruling that we were in fact a successor party to the Plaintiffs actions, and this ruling by the Court is in opposition of the Court’s original ruling dated March 3, 2008 (the “Preliminary Ruling”), wherein it granted our Motion for Summary Judgment. We intend to file a Motion for Reconsideration. No assurance can be given that the Court will reverse its final ruling. We have established a reserve for such case net of amounts expected to be received through the liquidation of Facticon assets held in escrow, in the amount of $675 to offset the risk of damages for this matter. Notwithstanding the legal reserve, we will vigorously defend this matter.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the first quarter of 2008, the Company withheld shares to pay taxes due upon the vesting of certain employees’ restricted stock. The following table provides information about such withholding during the quarter ended March 31, 2008:

Period	(a) Total Number of Shares (or Units) Withheld		(b) Average Price Paid per Share (or Unit)		(c) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Withheld Under the Plans or Programs
1/1/08-1/31/08	3,863	(1)	$4.50	(2)	–	(3)
2/1/08-2/28/08	-		-		-
3/1/08-3/31/08	-		-		-
Total	3,863	(1)	$4.50	(2)	–	(3)

(1)
The Compensation Committee of the Company’s Board of Directors determined that, as of January 1, 2008, 6,250 shares of common stock held by Harvey W. Schiller, the Company’s Chairman and Chief Executive Officer, and 4,687 shares of common stock held by Jeffrey O. Nyweide, the Company’s Chief Financial Officer, were no longer subject to forfeiture under the Company’s 2006 Long-Term Incentive Plan and that 2,278 and 1,585 of such shares of common stock, should be withheld by the Company for the payment of taxes by Messrs. Schiller and Nyweide, respectively.

(2)	The closing price of the Company’s common stock on the last business day prior to their vesting, December 31, 2007.

(3)
The Company does not have a plan or program with respect to withholding. With respect to shares of restricted common stock held by Messrs. Schiller and Nyweide, each of them may choose upon the vesting of such shares to have the Company withhold a portion of the shares for the payment of taxes.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

There are no items required to be disclosed on Current Report on Form 10-Q during the three months ended March 31, 2008 that were not so reported.

Item 6. Exhibits

The exhibits listed in the following Exhibit Index are filed as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBALOPTIONS GROUP, INC.

Dated: May 14, 2008	By:	/s/ Harvey W. Schiller
Harvey W. Schiller Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 14, 2008	By:	/s/ Jeffrey O. Nyweide
Jeffrey O. Nyweide Executive Vice President-Corporate Development, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)