Form 10-Q
period 2008-06-30
GlobalOptions Group, Inc.
filed 2008-08-12
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(212) 445-6262

(Registrant’s telephone number, including area code)

(Former name and former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

As of August 12, 2008, there were 10,460,954 shares of the issuer’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2008

PART I - Financial Information
Item 1. Condensed Consolidated Financial Statements

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(dollars in thousands, except share amount)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,861	$4,426
Accounts receivable, net of allowance for doubtful accounts of $2,857 at June 30, 2008 and $2,459 at December 31, 2007	23,209	25,213
Inventories	2,277	2,326
Prepaid expenses and other current assets	796	792

Total current assets	31,143	32,757

Property and equipment, net	5,625	5,570
Intangible assets, net	8,634	7,270
Goodwill	19,768	19,768
Security deposits and other assets	553	578

Total assets	$65,723	$65,943

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$3,581	$—
Notes payable	498	800
Obligation to issue common stock	—	2,160
Accounts payable	5,867	5,723
Deferred revenues	622	543
Accrued compensation and related benefits	2,982	3,740
Other current liabilities	2,236	2,170

Total current liabilities	15,786	15,136

Long-term liabilities:
Notes payable, less current portion	—	396
Other long-term obligations	1,918	454
Total long-term liabilities	1,918	850

Total liabilities	17,704	15,986

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,900,000 shares authorized; no shares issued or outstanding	—	—
Series D convertible preferred stock, voting, $0.001 par value, 100,000 shares authorized, 55,388.37 shares issued and outstanding, liquidation preference $ 0	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,027,317 shares issued and 10,023,454 shares outstanding at June 30, 2008, and 9,660,269 shares issued and outstanding at December 31, 2007	10	10
Additional paid-in capital	106,960	102,537
Accumulated deficit	(58,934)	(52,590)
Treasury stock; at cost, 3,863 and 0 shares at June 30, 2008 and December 31, 2007, respectively	(17)	—
Total stockholders' equity	48,019	49,957
Total liabilites and stockholders' equity	$65,723	$65,943

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$26,254	$22,466	$47,753	$43,854

Cost of revenues	15,107	12,578	27,473	24,354
Gross profit	11,147	9,888	20,280	19,500

Operating expenses:

Selling and marketing	2,718	8,509	5,220	10,900

General and administrative	10,306	12,194	21,302	22,231

Total operating expenses	13,024	20,703	26,522	33,131

Loss from operations	(1,877)	(10,815)	(6,242)	(13,631)

Other income (expense):

Interest income	6	14	22	252

Interest (expense)	(100)	(179)	(124)	(205)

Other income	—	—	—	100

Other income (expense), net	(94)	(165)	(102)	147

Net loss	$(1,971)	$(10,980)	$(6,344)	$(13,484)

Basic and diluted net loss per share	$(0.20)	$(3.87)	$(0.65)	$(4.94)

Weighted average number of common shares outstanding - basic and diluted	9,665,991	2,834,100	9,697,337	2,729,542

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 2008
(Unaudited)
(dollars in thousands, except share amounts)

					Series D
					Convertible		Additional
	Common Stock		Treasury Shares		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2008	9,660,269	$10	—	$—	55,989.32	$—	$102,537	$(52,590)	$49,957

Stock issued to consultants for services	26,984	—	—	—	—	—	167	—	167

Purchase of treasury shares	—	—	3,863	(17)	—	—	—	—	(17)

Issuance of common stock to sellers of JLWA in satisfaction of obligation to issue common stock	225,000	—	—	—	—	—	2,160	—	2,160

Issuance of common stock to sellers of JLWA subject to drawback	75,000	—	—	—	—	—	—	—	—

Issuance of common stock in connection with the conversion of Series D Convertible Preferred Stock	40,064	—	—	—	(600.95)	—	—	—	—

Stock based compensation - restricted stock vested	—	—	—	—	—	—	585	—	585

Amortization of consultant stock option costs	—	—	—	—	—	—	70	—	70

Amortization of employee stock options costs	—	—	—	—	—	—	1,425	—	1,425

Amortization of employee restricted stock unit costs	—	—	—	—	—	—	16	—	16

Net loss	—	—	—	—	—	—	—	(6,344)	(6,344)

Balance, June 30, 2008	10,027,317	$10	3,863	$(17)	55,388.37	$—	$106,960	$(58,934)	$48,019

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands, except share amounts)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:

Net loss	$(6,344)	$(13,484)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Provision for bad debts	201	1,326

Depreciation and amortization	2,127	1,861

Deferred rent	295	15

Stock-based compensation	2,263	1,738

Loss on disposition of equipment	21	—

Changes in operating assets:

Accounts receivable	3,004	(10,660)

Inventories	49	94

Prepaid expenses and other current assets	(4)	(112)

Security deposits and other assets	25	(70)

Changes in operating liabilities:

Accounts payable	127	1,742

Deferred revenues	79	585

Accrued compensation and related benefits	(758)	(103)

Due to former members of JLWA for earnout	—	7,732

Other current liabilities	(266)	748

Other long-term obligations	(27)	—

Total adjustments	7,136	4,896

Net cash provided by (used in) operating activities	792	(8,588)

Cash flows from investing activities:

Purchases of property and equipment	(654)	(563)

Purchase of intangible assets	(21)	—

Acquisition of FAIS	(2,548)	—

Acquisition of On Line Consulting	—	(974)

Acquisition of Facticon	—	(1,300)

Acquisition of Bode, less cash acquired of $284	—	(12,216)

Net cash used in investing activities	(3,223)	(15,053)

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)
(dollars in thousands, except share amounts)

	For the Six Months Ended June 30,
	2008	2007

Cash flows from financing activities:

Net proceeds from line of credit	$3,581	$7,489

Repayment of notes payable for acquisitions	(700)	(3,413)

Accretion of OCS discounted notes	2	—

Proceeds from exercise of stock options	—	48

Repurchase of common stock	(17)	—

Net cash provided by financing activities	2,866	4,124

Net increase (decrease) in cash and cash equivalents	435	(19,517)

Cash and cash equivalents - beginning of year	4,426	21,533

Cash and cash equivalents - end of period	$4,861	$2,016

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$137	$211

Supplemental disclosures of non-cash investing and financing activities:

Common stock issued to settle the obligation to issue common stock	$2,160	$—

Common stock issued upon conversion of Series A convertible prefered stock	$—	$3

Common stock issued upon the cashless exercise of stock options	$—	$40

Obligation to issue common stock and notes payable issued to fund JLWA earnout liability	$—	$12,960

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)
(dollars in thousands, except share amounts)

	For the Six Months Ended June 30,
	2008	2007

Supplemental non-cash investing and financing activity - acquisition of FAIS:
Assets acquired and liabilities assumed:
Accounts receivable	$1,201	$—
Property and equipment	102	—
Intangible assets	2,790	—
Accounts payable	(17)	—
Other current liabilities	(322)	—
Earnout liability	(1,206)	—

Total purchase price, paid in cash	$2,548	$—

Supplemental non-cash investing and financing activity - acquisition of On Line Consulting:
Assets acquired and liabilities assumed:
Property and equipment	$—	$97
Intangible assets	—	1,199
Goodwill recognized on purchase business combination	—	1,844
Accounts payable, accrued expenses and deferred revenues	—	(198)
Other current liabilities	—	(46)

Total purchase price	—	2,896

Less: Cash paid to acquire On Line Consulting	—	(974)
Non-cash consideration to seller	$—	$1,922

Non-cash consideration consisted of:
Common stock issued to acquire On Line Consulting	$—	$1,350
Amount due to seller	—	14
Notes payable issued to seller	—	558
Total non-cash consideration	$—	$1,922

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)
(dollars in thousands, except share amounts)

	For the Six Months Ended June 30,
	2008	2007

Supplemental non-cash investing and financing activity - acquisition of Bode:
Assets acquired and liabilities assumed:
Accounts receivable	$—	$5,511
Inventories	—	2,629
Other current assets (including cash of $284)	—	561
Property and equipment	—	4,133
Intangible assets	—	310
Goodwill recognized on purchase business combination	—	575
Accounts payable, accrued expenses and deferred rent obligations	—	(1,219)

Total purchase price	—	12,500

Less: Cash acquired	—	(284)
Less: Cash paid to acquire Bode	—	(12,216)
Non-cash consideration to seller	$—	$—

Supplemental non-cash investing and financing activity - acquisition of Facticon:
Assets acquired and liabilities assumed:
Accounts receivable	$—	$759
Property and equipment	—	34
Intangible assets	—	120
Goodwill recognized on purchase business combination	—	2,420
Accounts payable, accrued expenses and deferred revenues	—	(533)

Total purchase price	—	2,800

Less: Cash paid to acquire Facticon	—	(1,300)
Non-cash consideration to seller	$—	$1,500

Non-cash consideration consisted of :
Note payable issued to seller	$—	$100
Common stock issued to acquire Facticon	—	1,400
Total non-cash consideration	$—	$1,500

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

On February 28, 2007, GlobalOptions Group purchased all of the common stock of The Bode Technology Group, Inc. ("Bode"), a Virginia corporation. Bode is a leading provider of forensic DNA analysis and proprietary DNA collection tools. Bode is based in Lorton, Virginia.

On April 21, 2008, GlobalOptions Group acquired substantially all of the business and net assets of Omega Insurance Services, Inc. (d/b/a First Advantage Investigative Services) (“FAIS”), a Florida corporation. FAIS is a surveillance, investigative and intelligence firm based in St. Petersberg, Florida.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 28, 2008 for the year ended December 31, 2007.

3.  Summary of Significant Accounting Policies

Income Taxes

The Company accounts for income taxes using the liability method as required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company establishes a valuation allowance for deferred tax assets. The Company was not required to provide for a provision for income taxes for the three and six months ended June 30, 2008 and 2007, respectively, as a result of losses incurred during these periods.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding, as adjusted, during the periods presented. Common stock equivalents, consisting of stock options, restricted stock units (“RSUs”), warrants and Series A, B and D convertible preferred stock were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.  The basic weighted average number of shares was reduced for non-vested restricted stock awards and contingently returnable escrowed shares issued in connection with acquisitions, and was increased for non-contingent shares to be issued in connection with the JLWA modification agreement. Potentially dilutive securities of 680,617 and 936,787 realizable from the exercise of options, 368,475 and 0 realizable from the vesting of RSUs, 3,692,743 and 6,594,311 securities issuable upon the conversion of Series A, B, and D convertible preferred stock and warrants, shares of restricted stock of 120,563 and 175,000, as well as contingently returnable shares in the aggregate, from the Facticon, Hyperion Risk and JLWA acquisitions of 167,865 and 148,474 at June 30, 2008 and 2007, respectively, have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

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

Recently Implemented Accounting Pronouncements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157 ("SFAS 157"), “Fair Value Measurements” for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board ("FASB") having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The Company applied the provisions of the FASB Staff Position (“FSP”) on FASB No. 157, "Effective Date of FASB Statement 157" (“FSP FAS 157-2”) which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008.  The deferred nonfinancial assets and liabilities include items such as goodwill. The Company is required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009 and is still evaluating the impact on the condensed consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects SFAS 141R to have an impact on the accounting for any future business acquisitions as of the effective date.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

3. Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires (a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time management is evaluating the implications of SFAS 161 and its impact on the financial statements has not yet been determined.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact of adoption of SFAS 162 on its consolidated financial statements.

4. Acquisitions

On April 21, 2008, the Company purchased substantially all of the assets and business activities of FAIS. The aggregate purchase price paid for the assets and business was $2,548.

The aggregate purchase price of $2,548 consisted of cash in the amount of $2,164, a broker fee of $350 acquisition and related legal expenses of $34.

The agreement provides for the sellers to obtain up to an additional $2,000 upon the attainment of certain revenue goals subsequent to the closing of the transaction. The terms and conditions of this earnout are outlined below:

FAIS Revenue for the Twelve Months Ending April 20, 2009	Amount to be Paid on the 90th Day from the First Anniversary of the Closing Date

Less then $10,500	$-

Between $10,500 and $12,500	$250

Between $12,500 and $14,500	$1,000

Greater than $14,500	$2,000

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

4. Acquisitions, continued

The assets and liabilities of FAIS were recorded in the Company’s condensed consolidated balance sheet at their fair values at the date of acquisition. As part of the purchase of FAIS on April 21, 2008, the Company acquired certain identifiable intangible assets valued in the aggregate at $2,790. Of the identifiable intangibles acquired, approximately $290 has been assigned to a non-compete agreement and $2,500 to client relationships.

The calculated value of these intangible assets created an excess of the fair value of assets acquired over the purchase price. SFAS No. 141 - “Business Combinations” (“SFAS 141”), requires that when a business combination involves contingent consideration that might result in recognition of additional cost of the acquired entity when the consideration is resolved, an amount equal to the lesser of the maximum contingent consideration or the excess of fair value over the cost of the acquired entity shall be recognized as if it were a liability. When the contingency is resolved and the consideration is issued, any excess of consideration over the amount that was recognized as a liability shall be recognized as additional cost of the acquired entity. If the amount initially recognized as if it were a liability exceeds the consideration issued, that excess shall be allocated as a pro rata reduction of the amounts assigned to property and equipment and intangible assets acquired. In accordance with SFAS 141, the Company has recorded a liability of $1,206 representing the difference between the fair value of the assets acquired and the consideration paid excluding contingent consideration. As such, the purchase price and allocation of the purchase price to the assets acquired is preliminary and will not be finalized until 90 days after the one year anniversary of the acquisition, when the contingent consideration is determinable. When the contingent consideration if any, is determined, the Company will account for the additional consideration as an adjustment to the purchase price and adjust the preliminary purchase price allocation appropriately. This may affect the preliminary allocation of the purchase price for assets that are depreciated and amortized thus having an impact on depreciation and amortization expense related to those assets. Any adjustment to depreciation and amortization expense will be recorded during the period that it becomes determinable.

The Company also recorded a liability of approximately $274 as a reserve for exit activities pursuant to Emerging Issues Task Force (“EITF”) Issue No. 95-3 - “Recognition of Liabilities in Connection With a Purchase Business Combination” (“EITF 95-3"). Under EITF 95-3, the estimated costs of certain salary and severance expenses of transitional employees were accrued and accounted for as part of the purchase price.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period in years
Non-compete agreements	3 years
Client relationships	7 years

The following details the allocation of the purchase price for the acquisition of FAIS:

Fair Value
Accounts receivable	$1,201
Property and equipment	102
Intangible asset – non-complete agreements	290
Intangible asset – client relationships	2,500
Accounts payable	(17)
Accrued liabilities	(48)
Cost of exit activities	(274)
Earnout liability	(1,206)

Net fair value assigned to assets acquired and liabilities assumed	$2,548

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

4. Acquisitions, continued

The following represents a summary of the purchase price consideration:

Fair Value
Cash	$2,164
Broker fee	350
Legal fee	34
Total Purchase Price Consideration	$2,548

The results of operations of FAIS for the period from April 21, 2008 to June 30, 2008 are reflected in the Company’s consolidated results for the three and six months ended June 30, 2008, in the accompanying condensed consolidated statements of operations.

Unaudited Pro-Forma Financial Information

The following presents the unaudited pro-forma combined results of operations for the three and six months ended June 30, 2008 and 2007 of the Company with On Line Consulting, Bode, Facticon and FAIS, for the periods preceding the acquisition of their respective net assets or common stock. The respective acquisition dates are January 9, 2007 for On Line Consulting, February 28, 2007 for Bode and Facticon, and April 21, 2008 for FAIS.

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$26,798	$25,526	$50,744	$53,165

Net loss	$(2,181)	$(11,708)	$(7,500)	$(16,735)

Pro-forma basic and diluted net loss per common share (not rounded)	$(0.23)	$(4.13)	$(0.77)	$(6.12)

Pro-forma weighted average common shares outstanding - basic and diluted	9,665,991	2,834,100	9,697,337	2,733,292

The pro forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred if the acquisitions of On Line Consulting, Bode, Facticon and FAIS had been completed as of the beginning of 2007, nor are they necessarily indicative of future consolidated results.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

5. Inventories

Inventories are comprised of the following:

	As of
	June 30, 2008	December 31, 2007
Raw materials	$1,026	$900
Work in progress – DNA Analysis	374	480
Finished goods	877	946
Total	$2,277	$2,326

 6.  Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of amounts related to the 2005 acquisition of CBR, the 2006 acquisitions, consisting of JLWA, Safir, Secure Source and Hyperion Risk, the 2007 acquisitions, consisting of On Line Consulting, Bode and Facticon, and the 2008 acquisition of FAIS (See Note 4).

Intangible assets are comprised of the following:

	Trade Names	Developed Technology	Non- Compete Agreements	Client Relationships	Patents		Gross Amounts	Accumulated Amortization	Total
Balance as of January 1, 2008	$2,560	$440	$1,499	$7,360	$70		$11,929	$(4,659)	$7,270

Additions	—	—	290	2,500	21		2,811	(1,447)	1,364

Balance as of June 30, 2008	$2,560	$440	$1,789	$9,860	$91		$14,740	$(6,106)	$8,634

Weighted average amortization period at June 30, 2008 (in years)	7.4	2.8	1.8	5.3	—	(1)

(1) Patents not yet approved and as such, the amortization period has not yet begun as of June 30, 2008.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

6.  Intangible Assets and Goodwill, continued

Intangible Assets, continued

The estimated amortization of amortizable intangible assets are comprised of the following for the five years ending June 30, 2013:
For the Years Ending June 30,	Total	Trade Names	Developed Technology	Non-Compete Agreements	Client Relationships

2009	$2,643	$305	$90	$422	$1,826
2010	1,528	305	22	111	1,090
2011	1,343	294	22	78	949
2012	914	214	15	—	685
2013	794	207	—	—	587
Totals	$7,222	$1,325	$149	$611	$5,137

During the three months ended June 30, 2008 and 2007, the Company recorded amortization expense related to the acquired amortizable intangibles of $767 and $698, and $1,448 and $1,404 for the three and six months ended June 30, 2008 and 2007, respectively.

Goodwill

A summary of Goodwill is comprised of the following as of June 30, 2008 and December 31, 2007:

	Preparedness Services	Fraud and SIU Services	Security Consulting and Investigations	Consolidated
Balance as of June 30, 2008 and December 31, 2007	$883	$6,022	$12,863	$19,768

7. Property and Equipment

A summary of property and equipment is comprised of the following:

	As of
	June 30, 2008	December 31, 2007
Computer and equipment and software	$2,864	$2,359
Laboratory equipment	1,532	1,505
Furniture and fixtures	883	753
Vehicles	134	162
Leasehold improvements	2,465	2,376
	7,878	7,155
Less: accumulated depreciation and amortization	(2,253)	(1,585)
))
Property and equipment, net	$5,625	$5,570

Depreciation and amortization of property and equipment for the three months ended June 30, 2008 and 2007 was $346 and $290, and for the six months ended June 30, 2008 and 2007 was $679 and $457, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

8.  Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	As of
	June 30, 2008	December 31, 2007

Accrued bonuses	$1,285	$1,942
Accrued payroll and commissions	795	801
Accrued employee benefits	902	997
Total	$2,982	$3,740

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

The interest rate on the line of credit at June 30, 2008 was 7.0%. The balance under the line of credit was $3,581 at June 30, 2008. Based upon the amount of eligible accounts receivable balances and the authorized line, the Company had the availability to draw $14,704 and $8,782 against the line of credit at June 30, 2008 and December 31, 2007, respectively.

10.  Notes Payable

Notes payable consisted of the following:

	As of
	June 30, 2008	December 31, 2007

Note payable to seller for Secure Source Acquisition	$250	$500
Note payable to seller for Facticon Acquisition	100	100
Notes payable to seller for On Line Consulting Acquisition	148	596
Total	498	1,196
Less - current portion	498	800
Long-term portion	$0	$396

On May 6, 2008, the Company repaid $275, consisting of $250 and $25 of principal and interest, respectively in satisfaction of a note payable issued in connection with the purchase of Secure Source.

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

Future minimum lease payments under these operating leases are as follows:

For the Year Ending June 30,	Amount
2009	$2,661
2010	2,766
2011	2,621
2012	2,303
2013	1,922
Thereafter	5,163
Total	$17,436

Rent expense charged to operations amounted to $957 and $762, for the three months ended June 30, 2008 and 2007, and $1,886 and $1,305 for the six months ended June 2008 and 2007, respectively.

The terms of certain of the Company’s lease obligations provide for scheduled escalations in the monthly rent. In accordance with SFAS No. 13, “Accounting for Leases,” the non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent of $631 and $346 represents the long-term unamortized rent adjustment amount at June 30, 2008 and at December 31, 2007 and was reflected as deferred rent obligations in the condensed consolidated balance sheet. In addition, the current portion of deferred rent was $40 and $30 as of June 30, 2008 and December 31, 2007, respectively, and is reflected within other current liabilities in the condensed consolidated balance sheets.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

11. Commitments and Contingencies, continued

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation.  Except for certain claims as described below, the Company’s management has determined any asserted or unasserted claims to be immaterial to the condensed consolidated financial statements.

We are currently defendants in federal and state litigation matters related to Facticon, which were filed prior to the Company’s acquisition of the assets of Facticon.

In the federal matter, Anchondo vs Facticon Inc. and GlobalOptions Group, Inc. in the U.S. District Court for the Central District of California, Peter Anchondo (the “Federal Plaintiff”), in a class action, is alleging that Facticon failed to pay overtime wages. Subsequent to the acquisition of the assets of Facticon by the Company, the Company was added as a defendant in said case, under the successor liability theory. A Motion for Summary Judgment was filed for the Court to contest the Company’s liability as a successor liable company. On March 7, 2008, the Court issued a ruling denying the Company’s Motion for Summary Judgment and issued a ruling granting a Motion for Summary Judgment in favor of the Federal Plaintiff ruling that the Company was in fact a successor party to the Plaintiffs actions. This ruling by the Court is in opposition to the Court’s original ruling dated March 3, 2008, wherein it granted the Company’s Motion for Summary Judgment. The Company filed a Motion for Reconsideration and the Judge reversed his opinion but ruled that the issue of successor liability must be litigated. In July 2008, the Company reached a tentative agreement with the Federal Plaintiff to settle this matter with a cash payment of $635, subject to Court approval.

The State Court case Wonsch, et al. vs. Facticon Inc. and GlobalOptions Group, Inc. was filed in the State Court for the Central District of California, wherein Wonsch, the plaintiffs in the class action (the "State Plaintiffs"), have alleged that Facticon failed to pay overtime wages under the California Civil Code. This action is similar to the Anchondo case, but is limited to the state laws of California. Subsequent to the acquisition, the Company was added as a defendant in said case, under the successor liability theory; however, the Company has not filed a response under the successor liability claim, since the Company filed a motion with the California State Court to remove such case from the California State Court and for such case to be merged with the Anchondo case, and the California State Court has granted such motion. Although the cases have been merged, the Company must settle with each of the two plaintiff groups separately. Based upon preliminary discussions with the State Plaintiffs, the Company believes that it will be able to reasonably settle the Wonsch matter.

Under the terms of an escrow agreement, as amended, entered into by and between GlobalOptions and Facticon, the escrow agreement provides that 85,700 shares of the Company’s common stock and $100 in cash funds shall be held to satisfy this and other pre-acquisition obligations of Facticon. The Company and the stockholders of Facticon have agreed that the Company will not distribute any funds or stock as provided under the asset purchase agreement until the Anchondo case and the Wonsch cases are resolved, and if necessary the Company shall use such stock and cash to resolve such matters. The Company has established a reserve in the amount of $626 to cover the Company for any additional costs in connection with the Anchondo and Wonsch cases that are not recoverable through the escrow amounts.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

12.   Stockholders’ Equity

Common Stock

On December 19, 2006, the Company awarded 100,000 and 75,000 shares of unvested restricted stock to Dr. Harvey Schiller and Mr. Jeffrey Nyweide, respectively, in connection with the extension of their respective employment and consulting agreements. On December 12, 2007, the Compensation Committee determined that, effective January 1, 2008, 6,250 shares and 4,687 shares of restricted stock held by Dr. Schiller and Mr. Nyweide, respectively, were no longer subject to forfeiture. Dr. Schiller and Mr. Nyweide elected to have the Company withhold 2,278 and 1,585 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of their restricted stock. Such withheld shares valued at $10 and $7, respectively, are reflected as treasury shares in the Company’s books and records. (See Note 13, Stock Based Compensation - Vesting of Restricted Shares Under Executive Bonus Award).

On January 30, 2008, the Company issued 300,000 shares of common stock to the former owners of JLWA (“JLWA Sellers”) including 225,000 shares of common stock, in full satisfaction of the $2,160 obligation to issue common stock. The cost of the remaining 75,000 shares shall be recorded as earn-out expense upon the expiration of the 12 months period for which the shares are subject to forfeiture.

On February 14, 2008, the Company registered for resale a total of 1,223,565 shares of its common stock, consisting of the 300,000 shares of common stock issued to the JLWA Sellers on January 30, 2008 and the remainder of which were held by the Company’s employees, directors, or their affiliates.

On February 15, 2008, the Company issued 21,843 shares of common stock, valued at $153 for services rendered during the year ended December 31, 2007, and 5,141 shares of common stock valued at $15 for services rendered during January and February 2008, to a group of the Company’s service providers including 1,567 shares of common stock valued at $15 to Verus International Group, of which John Oswald, a director of the Company, is Chief Executive Officer.

On May 29, 2008, the Company issued 40,064 shares of its common stock upon the conversion of 600.95 shares of Series D convertible preferred stock.

13. Stock Based Compensation

Stock based compensation for non-employees accounted for under EITF Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) was $42 and $70 for the three and six months ended June 30, 2008 and $(14) and $46 for the three and six months ended June 30, 2007, respectively. Stock based compensation recognized under EITF 96-18 is reflected in general and administrative expenses.

Stock based compensation for employees accounted for under Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) was approximately $1,130 and $2,026 for the three and six months ended June 30, 2008 and $800 and $1,651 for the three and six months ended June 30, 2007, respectively. Stock based compensation recognized under SFAS 123R is reflected in general and administrative expenses.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

13. Stock Based Compensation, continued

The following table summarizes total stock based compensation costs recognized under EITF 96-18 and SFAS 123R for the three and six months ended June 30, 2008 and 2007, respectively.

	For the Three Months Ended June 30,
	2008			2007
	EITF 96-18	SFAS 123R	Total	EITF 96-18	SFAS 123R	Total
Stock options	$42	$698	$740	$(14)	$691	$677
RSUs	—	16	16	—	—	—
Vesting of restricted shares under performance based executive bonus award	—	416	416	—	109	109
Total	$42	$1,130	$1,172	$(14)	$800	$786

	For the Six Months Ended June 30,
	2008			2007
	EITF 96-18	SFAS 123R	Total	EITF 96-18	SFAS 123R	Total
Stock options	$70	$1,425	$1,495	$46	$1,405	$1,451
RSUs	—	16	16	—	—	—
Vesting of restricted shares under performance based executive bonus award	—	585	585	—	246	246
Total	$70	$2,026	$2,096	$46	$1,651	$1,697

Stock Options

The fair value of each option grant during the three and six months ended June 30, 2008 and the six months ended June 30, 2007 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	For the Three Months Ended June 30,	For the Six Months Ended June 30
	2008	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	87%	87%	87.0%
Risk-free interest rate	3.09%	2.97%	4.54%
Expected lives	5 years	5 years	5 years

The Company has determined that the expected life of options granted is the same as the contractual term. There were no grants of stock options during the three months ended June 30, 2007.

The weighted average fair value of the options on the date of grant, using the fair value based methodology was $1.55 and $1.80, respectively, for the three and six months ended June 30, 2008, and for the six months ended June 30, 2007 was $7.86.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

13. Stock Based Compensation, continued

Stock Options, continued

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

On May 7, 2008, the Company granted stock options for the purchase of an aggregate of 7,000 shares of its common stock at an exercise price of $2.23 to certain employees. The options have a five year term, vest ratably on the first, second and third anniversaries of the date of grant and have a value of $11 utilizing the Black Scholes option pricing model with the following assumptions used; expected life of fives years, volatility of 87%, dividends of 0% and a risk free interest rate of 3.09%.

On May 7, 2008 the Company granted, in the aggregate, options for the purchase of 90,000 shares of common stock at an expense price of $2.23 to employees of FAIS. The options have a five year term, vest ratably on the first, second and third anniversaries of the date of grant and have a value of $139 utilizing the Black Sholes option pricing model with the following assumptions used; expected life of five years, volatility of 87%, dividends of 0% and a risk free interest rate of 3.09%.

On June 26, 2008, options for the purchase of 1,105,188 shares of Company’s common stock were accepted for exchange and cancellation, and the Company thereupon issued 368,475 RSUs (See Restricted Stock Units below).

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

13. Stock Based Compensation, continued

Stock Options, continued

At June 30, 2008, the unamortized value of employee stock options under SFAS 123R was approximately $1,067. The unamortized portion will be expensed over a weighted average period of 1.9 years. For the three and six months ended June 30, 2008, costs of $698 and $1,425, and for the three and six months ended June 30, 2007, cost of $690 and $1,405, respectively, were recognized in connection with the vesting of these employee stock options.

A summary of the status of the Company’s stock option plans and the changes during the six months ended June 30, 2008, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
		(per share)	(in years)
Options outstanding at December 31, 2007	1,191,665	$13.72	3.6
Granted	617,000
Forfeited	(22,860)
Canceled	(1,105,188)
Options outstanding at June 30, 2008	680,617	$3.52	4.5
Exercisable June 30, 2008	67,217	$7.39	4.1

A summary of the Company’s stock options outstanding and exercisable by range of exercise price at June, 2008 is presented in the table below:

Options Outstanding			Options Exercisable
Range of Exercise Price (per share)	Number of Options	Weighted Average Remaining Life (in years)	Number of Options	Weighted Average Remaining Life (in years)
$1.70 - $2.23	441,867	4.7	—
$4.50	175,000	4.5	43,750	4.5
$10.80 - $11.36	50,221	3.6	16,741	3.6
$16.08 - $16.40	5,387	2.9	2,628	2.9
$18.40	8,142	2.7	4,098	2.7

	680,617		67,217

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

13. Stock Based Compensation, continued

Restricted Stock Units (“RSUs”)

On May 28, 2008, the Company issued a tender offer to holders of outstanding stock options issued prior to January 1 2008 (“Eligible Options”), to exchange their Eligible Options for RSUs on a 3 for 1 basis. Each RSU represents one share of the Company’s common stock to be issued in the future, based on certain vesting requirements. The offer expired on June 25, 2008. As result of this offer, as of June 26, 2008, 1,105,188 stock options were accepted for exchange and cancellation, and the Company issued 368,475 RSUs with a grant date fair value of $2.12 per share to participants in the offer. The grant date fair value of the restricted stock units was determined by using the closing price of the Company’s common stock on the day immediately preceding the grant date.

All of the Company’s executive officers and directors participated in the tender offer, as a group accounting for approximately 78% of the stock options exchanged and cancelled and RSUs issued in the offer.

The excess of the aggregate grant date fair value of the RSUs of $781 over the fair value of the stock options canceled of $672, has been added to the unamortized value of the canceled options of $2,863 and will be amortized over the vesting period of the RSUs.

As of June 30, 2008, there was $2,957 of unamortized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.8 years.

RSUs held by executive officers and directors vest ratably on each of the first, second and third anniversaries of the grant date. RSUs held by all other employees and consultants vest ratably on the first and second anniversaries of the grant date.

A summary of the activity related to RSUs for the six months ended June 30, 2008 is presented below:

	Total	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	—	—
RSUs issued upon cancelation of options tendered, June 26, 2008	368,475	$2.12
RSUs vested	—
RSUs forfeited	—
Nonvested at June 30, 2008	368,475	$2.12

Vesting of Restricted Shares under Performance Based Executive Bonus Award

During the three and six months ended June 30, 2008, in connection with expected performance under a bonus program for senior executives, stock-based compensation of approximately $416 and $585 was recognized for the estimated pro rata vesting of restricted shares. During the three and six months ended June 30, 2007, $109, and $246, respectively was recognized for the estimated pro rata vesting of these restricted shares.

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

The following tables summarize financial information about the Company’s business segments for the three and six months ended June 30, 2008 and 2007.

For the Three Months Ended June 30, 2008

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$8,108	$9,276	$8,870	$—	$26,254

Income (loss) from Operations	$204	$(883)	$(1,198)	$—	$(1,877)

Depreciation and Amortization	$316	$370	$426	$—	$1,112

Interest Expense	$—	$—	$—	$100	$100

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

14.   Client and Segment Data, continued

For the Three Months Ended June 30, 2007

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$6,948	$6,574	$8,944	$—	$22,466

Income (loss) from Operations	$(6,840)	$(2,004)	$(1,971)	$—	$(10,815)

Depreciation and Amortization	$312	$295	$381	$—	$988

Interest Expense	$—	$—	$—	$179	$179

For the Six Months Ended June 30, 2008

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$15,250	$15,516	$16,987	$—	$47,753

Income (loss) from Operations	$(232)	$(2,341)	$(3,669)	$—	$(6,242)

Depreciation and Amortization	$628	$653	$845	$—	$2,126

Interest Expense	$—	$—	$—	$124	$124

For the Six Months Ended June 30, 2007

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$17,263	$11,864	$14,727	$—	$43,854

Income (loss) from Operations	$(6,973)	$(3,947)	$(2,711)	$—	$(13,631)

Depreciation and Amortization	$617	$609	$635	$—	$1,861

Interest Expense	$—	$—	$—	$205	$205

Other Income	$100	$—	$—	$—	$100

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

15. Major Clients/Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. The Company’s largest client, which is within the Preparedness Services segment and was work performed under government contracts, accounted for approximately 24% and 26% of the Company’s revenues for the three months ended June 30, 2008 and 2007, and 25% and 32% for the six months ended June 30, 2008 and 2007 respectively.

For the three months ended June 30, 2008 and 2007, work performed under government contracts represented 43% and 33% of the Company’s revenues, respectively, the most significant of which, in 2008 and 2007, represented 79% and 86%, respectively, of the Company’s revenues within the Preparedness Services segment.

For the six months ended June 30, 2008 and 2007, work performed under government contracts represented 44% and 42% of the Company’s revenues, respectively, the most significant of which, in 2008 and 2007, represented 77% and 88%, respectively, of the Company’s revenues within the Preparedness Services segment.

16. Subsequent Events

Amended and Restated 2006 Long-Term Incentive Plan

On July 24, 2008, at the Company’s 2008 Annual Meeting of Stockholders (the “Annual Meeting”), stockholders approved the Amended and Restated 2006 Long-Term Incentive Plan (the “Incentive Plan”), which became effective immediately following its approval and replaced the Company’s original 2006 Long-Term Incentive Plan. The Incentive Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock, increased from 1,500,000 under the Company’s original 2006 Long-Term Incentive Plan. As of July 24, 2008, 1,346,632 shares of common stock remain eligible to be issued under the Incentive Plan. The Compensation Committee has the authority to determine the amount, type and terms of each award, but may not grant awards under the Incentive Plan, in any combination, for more than 625,000 shares of the Company’s common stock to any individual during any calendar year, increased from 312,500 under the Company’s original 2006 Long-Term Incentive Plan.

Amended and Restated 2006 Employee Stock Purchase Plan

At the Annual Meeting, stockholders approved the Amended and Restated 2006 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which became effective immediately following its approval and replaced the Company’s original 2006 Employee Stock Purchase Plan. The Stock Purchase Plan permits eligible employees of the Company to automatically purchase at the end of each month at a discounted price, a certain number of shares of the Company’s common stock by having the effective purchase price of such shares withheld from their base pay. The Stock Purchase Plan provides for the issuance of up to 2,000,000 shares of the Company’s common stock, increased from 250,000 under the Company’s original 2006 Employee Stock Purchase Plan. As of July 24, 2008 all 2,000,000 shares of common stock remain unissued under the Stock Purchase Plan.

Restricted Stock Awards

On July 24, 2008, the Compensation Committee awarded 437,500 shares of unvested restricted stock to the Company’s two senior officers under the Company’s 2007 Executive Compensation Plan as revised in 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts contained in this Item 2 are in thousands, except share and per share amounts).

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

Overview

GlobalOptions Group, Inc. and Subsidiaries (collectively the “Company” or “GlobalOptions Group”) is an integrated provider of risk mitigation and management services to government entities, Fortune 1,000 corporations and high net-worth and high-profile individuals. We enable clients to identify, assess and prevent natural and man-made threats to the well-being of individuals and the operations of governments and corporations. In addition, we assist our clients in recovering from the damages or losses resulting from the occurrence of acts of terror, natural disasters, fraud and other risks. Our vision is to continue to build a comprehensive risk mitigation solutions company through both organic growth and acquisitions. In pursuit of our strategy, we have acquired and integrated nine complementary risk mitigation businesses since August 2005 that contributed an aggregate of approximately $25,900 and $47,000 in revenues to our business during the three and six months ended June 30, 2008 and an aggregate of approximately $21,700 and $42,300 during the three and six months ended June 30, 2007.

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

We deliver risk mitigation and management services through the following four business units:

•
Preparedness Services develops and implements crisis management and emergency response plans for disaster mitigation, continuity of operations and other emergency management issues for governments, corporations and individuals. Services we provide include preparedness, response and recovery services, threat and impact assessments, business continuity plans and emergency exercises and training programs. The Preparedness Services unit is led by former Federal Emergency Management Agency Director James Lee Witt, General Wesley Clark (ret.) and Rodney Slater, former U.S. Secretary of Transportation.

•
Fraud and Special Investigative Unit (“SIU”) Services provides investigative surveillance, anti-fraud solutions and business intelligence services to the insurance industry, law firms and multinational organizations. Services we provide include fraud reporting, anti-fraud training, insurance claims investigations, surveillance, background investigations, corporate investigations for liability, on-scene accident investigations and regulatory compliance. The Fraud and SIU Services unit is led by Halsey Fischer, an 18-year industry veteran and former President and Chief Executive Officer of Confidential Business Resources (“CBR”).

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

•
International Strategies provides multidisciplinary, international risk management and business solutions to foreign and domestic governments, corporations and individuals. Services we provide include crisis management, facilities security, investigations and litigation support, global business intelligence, corporate governance compliance, personal protection and emerging market services. The International Strategies unit is led by Thomas Ondeck, a founder of GlobalOptions Group.

Our Preparedness Services, Fraud and SIU Services, and Security Consulting and Investigations units represent our three financial reporting segments. Our International Strategies business unit, on the basis of its relative materiality, is included in our Fraud and SIU Services segment.

The following table represents the revenue contribution by each of these three reporting segments as a percentage of our total revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Segment	2008	2007	2008	2007
Preparedness Services	30.9%	30.9%	31.9%	39.4%
Fraud and SIU Services	35.3	29.3	32.5	27.1
Security Consulting and Investigations	33.8	39.8	35.6	33.5
Total	100.0%	100.0%	100.0%	100.0%

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

Develop New Solutions. We will continue to develop and seek solutions to meet unique client and dynamic market segment needs by expanding and bundling our product and service offerings. As we continue to grow both organically and through acquisitions, we expect to meet additional needs of our clients. Evidence of this strategy is our enterprise-oriented solution, GlobalTrak, and the DNA technology service we offer as a result of our acquisition of The Bode Technology Group, Inc. (“Bode”).

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

Corporate Developments

Modification to the Line of Credit Agreement

On April 16, 2008, effective as of March 31, 2008, GlobalOptions, Inc., an operating subsidiary of the Company, and Bode entered into an amendment to the agreement with the financial institution that provides the line of credit, for which we provided an unconditional guarantee (“Loan Agreement”).

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

Acquisition

On April 21, 2008, we purchased substantially all of the assets and business activities of First Advantage Investigative Services, a Florida corporation (“FAIS”), related to our investigation and surveillance businesses.

The acquisition was made pursuant to an Asset Purchase Agreement (the “Purchase Agreement”), dated April 21, 2008 by and among FAIS, First Advantage Corporation, a Delaware corporation and parent company of FAIS (“FAC”), and the Company.  The aggregate purchase price under the Purchase Agreement was (i) $2,164 in cash, (ii) a broker fee of $350, (iii) acquisition related legal expenses of $34 and (iv) an earnout payment (the “Earnout”) to be paid on the twelve-month anniversary of the transaction.  In addition, in the Purchase Agreement, FAC and FAIS covenanted that they will not compete with or solicit the employees or customers of ours for a period of two years from the date of the transaction.  In a separate license agreement dated April 21, 2008 by and between FAIS and the Company, we also obtained the non-exclusive perpetual right to use FAIS’s Riskminder™ software.

The amount of the Earnout will be based on the revenues during the twelve months following the transaction that are generated by the assets purchased under the Purchase Agreement, as well as the revenues generated under an alliance agreement that are directly related to FAIS's previous investigation and surveillance business. The earnout amount will range from $0 to $2,000.  The business alliance agreement dated April 21, 2008, outlines our agreement with FAC to further develop the alliance relationship between the two companies in the future.

The calculated value of the FAIS intangible assets created an excess of the fair value of assets acquired over the purchase price. SFAS No. 141 - “Business Combinations” (“SFAS 141”), requires that when a business combination involves contingent consideration that might result in recognition of additional cost of the acquired entity when the consideration is resolved, an amount equal to the lesser of the maximum contingent consideration or the excess of fair value over the cost of the acquired entity shall be recognized as if it were a liability. When the contingency is resolved and the consideration is issued, any excess of consideration over the amount that was recognized as a liability shall be recognized as additional cost of the acquired entity. If the amount initially recognized as if it was a liability exceeds the consideration issued, that excess shall be allocated as a pro rata reduction of the amounts assigned to property and equipment and intangible assets acquired. In accordance with SFAS 141, the Company has recorded a liability of $1,206 representing the difference between the fair value of the assets acquired and the consideration paid excluding contingent consideration. As such, the purchase price and allocation of the purchase price to the assets acquired is preliminary and will not be finalized until 90 days after the one year anniversary of the acquisition, when the contingent consideration is determinable. When the contingent consideration if any, is determined, the Company will account for the additional consideration as an adjustment to the purchase price and adjust the preliminary purchase price allocation appropriately. This may affect the preliminary allocation of the purchase price for assets that are depreciated and amortized thus having an impact on depreciation and amortization expense related to those assets. Any adjustment to depreciation and amortization expense will be recorded during the period that it becomes determinable.

Registration of Additional Shares for Resale

On February 14, 2008, we registered for resale a total of 1,223,565 shares of our common stock, 300,000 shares of which were required to be registered pursuant to the second amendment, dated May 11, 2007, to our asset purchase agreement with WSFM, LLC (f/k/a James Lee Witt Associates, LLC (“JLWA”)) and the remainder of which were held by our employees, directors, or their affiliates, including certain shares purchased in our underwritten public offering.

Conversion of Series D Convertible Preferred Stock

On May 29, 2008, we issued 40,064 shares of common stock upon the conversion of 600.95 shares of Series D convertible preferred stock.

Stock Options Exchanged for Restricted Stock

On May 28, 2008, the Company issued a tender offer to holders of outstanding stock options issued prior to January 1, 2008 (“Eligible Options”), to exchange their Eligible Options for Restricted Stock Units (“RSUs”) on a 3 for 1 basis. Each RSU represents one share of the Company’s common stock to be issued in the future, based on certain vesting requirements. The offer expired on June 25, 2008. As a result of this offer, on June 26, 2008, 1,105,188 stock options were accepted for exchange and cancellation, and the Company issued 368,475 RSUs. RSUs held by executive officers and directors vest ratably on each of the first, second and third anniversaries of the grant date. RSUs held by all other employees and consultants vest ratably on the first and second anniversaries of the grant date.

Amended and Restated 2006 Long-Term Incentive Plan

On July 24, 2008, at the Company’s 2008 Annual Meeting of Stockholders (the “Annual Meeting”), stockholders approved the Amended and Restated 2006 Long-Term Incentive Plan (the “Incentive Plan”), which became effective immediately following its approval and replaced the Company’s original 2006 Long-Term Incentive Plan. The Incentive Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock, increased from 1,500,000 under the Company’s original 2006 Long-Term Incentive Plan. The Compensation Committee has the authority to determine the amount, type and terms of each award, but may not grant awards under the Incentive Plan, in any combination, for more than 625,000 shares of the Company’s common stock to any individual during any calendar year, increased from 312,500 under the Company’s original 2006 Long-Term Incentive Plan. For shares remaining under the Incentive Plan, see Note 16.

Amended and Restated 2006 Employee Stock Purchase Plan

At the Annual Meeting, stockholders approved the Amended and Restated 2006 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which became effective immediately following its approval and replaced the Company’s original 2006 Employee Stock Purchase Plan. The Stock Purchase Plan permits eligible employees of the Company to automatically purchase at the end of each month at a discounted price, a certain number of shares of the Company’s common stock by having the effective purchase price of such shares withheld from their base pay. The Stock Purchase Plan provides for the issuance of up to 2,000,000 shares of the Company’s common stock, increased from 250,000 under the Company’s original 2006 Employee Stock Purchase Plan. As of July 24, 2008, all 2,000,000 shares of common stock remain unissued under the Stock Purchase Plan.

Election of Directors

At the Annual Meeting, stockholders elected Harvey W. Schiller, Ph.D., Per-Olof Lööf, John P. Oswald, Ronald M. Starr and John P. Bujouves to the Company’s Board of Directors, to serve until their successors have been duly elected and qualify.

Ratification of Independent Registered Public Accounting Firm

At the Annual Meeting, stockholders ratified the appointment of Marcum & Kliegman LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

Restricted Stock Awards

On July 24, 2008, the Compensation Committee awarded 437,500 shares of unvested restricted stock to the Company’s two senior officers under the Company’s 2007 Executive Compensation Plan, as revised in 2008.

Statements of Operations

Revenues

Principally, we generate our revenues through providing risk mitigation solutions to our clients. For our Preparedness Services and Security Consulting and Investigations engagements, we typically invoice on a time and materials basis. For most of our Fraud and SIU Services engagements, we invoice on a fixed fee basis. We enter into contractual arrangements with most of our clients, on both an exclusive and non-exclusive basis. The duration of our engagements range from one week to two or more years. Over half of our revenues are generated from repeat client relationships that we have had for more than one year. In addition to our services, we also generate revenues from the sale of kits and supplies principally used by law enforcement to collect DNA materials. Generally, we must compete in the market for our clients based upon our reputation, service history and relationships. There are limited cases within all of our business segments in which we are considered by our clients to be the sole source provider, based principally upon the experience of our personnel or, in the case of Bode and certain DNA investigations, our technical expertise. Our clients consist of government entities, corporations and high net-worth and high-profile individuals. We provide our services domestically through our own employees and through a network of approved subcontractors to achieve scale, geographic coverage or a specialized expertise. Currently, a small portion of our revenues are generated by services provided outside the United States.

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

Operating Expenses

Our selling and marketing expenses primarily include salaries, commissions, stock based compensation, as well as travel and other expenses, incurred by our employees who are involved in selling and promoting our services. The accrued earnout expenses related to the acquisition of JLWA were also reflected in our selling and marketing expenses for the three and six months ended June 30, 2007. Our general and administrative expenses consist primarily of salaries, bonuses and stock-based compensation for our employees not performing work directly for our clients, as well as depreciation expense of facilities and amortization of intangible assets. Also included in general and administrative expenses are corporate support expenses such as legal and professional fees, investor relations, human resources, facilities, telecommunication support services, information technology, and impairment losses recognized on goodwill and intangibles.

Results of Operations

The following is a summary of our operating results as a percentage of our total condensed consolidated revenues for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	100%	100%	100%	100%
Cost of revenues	58	56	58	56
Gross profit	42	44	42	44
Operating expenses:
Selling and marketing expenses	10	38	11	25
General and administrative	39	54	44	50
Total operating expenses	49	92	55	75
Loss from operations	(7)	(48)	(13)	(31)
Other income (expense), net	—	(1)	—	—
Net loss	(7)%	(49)%	(13)%	(31)%

GlobalOptions Group Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenues

We had overall revenues of $26,254 for the three months ended June 30, 2008, as compared to revenues of $22,466 for the three months ended June 30, 2007, for an overall increase of $3,788 or 17%.

Preparedness Services revenues were $8,108 for the three months ended June 30, 2008, as compared to $6,948 for the three months ended June 30, 2007. Of the $1,160 or 17% increase in revenues, $448 is due to an increase in revenue from the State of Louisiana, from $5,940 for the three months ended June 30, 2007 to $6,388 for the three months ended June 30, 2008. In the aftermath of Hurricane Katrina, JLWA was retained by the State of Louisiana to provide advice on the state’s overall response and recovery efforts. Subsequently, JLWA was retained to establish and manage the State’s relief program related to Hurricanes Katrina and Rita. The increase in revenue from the State of Louisiana was due to Louisiana’s request for increased staffing in connection with this project. The remaining increase in revenues is attributable to an increase in the level of activity for our other client relationships.

Fraud and SIU Services revenues were $9,276 for the three months ended June 30, 2008, as compared to $6,574 for the three months ended June 30, 2007. The increase of $2,702 or 41% consisted of $1,822 attributable to the expansion of our client base through the acquisition of FAIS on April 21, 2008, with the remainder primarily attributable to growth in our client contract account relationships.

Security Consulting and Investigations revenues were $8,870 for the three months ended June 30, 2008, as compared to $8,944 to the three months ended June 30, 2007.

Gross Profit

Our consolidated gross profit for the three months ended June 30, 2008 and 2007 was $11,147 and $9,888, respectively, reflecting an increase of $1,259. This increase was principally due to an increase in revenue, as discussed above. For the three months ended June 30, 2008 and 2007, our gross profit margins were 42% and 44%, respectively. The decrease in gross profit margin was primarily attributable to changes in product mix at our Security Consulting and Investigations Segment.

Preparedness Services gross profit was $3,574 or 44% of this segment’s revenues for the three months ended June 30, 2008, as compared to $3,145 or 45% of this segment’s revenues for the three months ended June 30, 2007. The decrease in gross profit percentage was attributable to changes in the labor mix associated with the Louisiana contract. Fraud and SIU Services gross profit was $4,084 or 44% of this segment’s revenues for the three months ended June 30, 2008, as compared to $2,986 or 45% of this segment’s revenues for the three months ended June 30, 2007. Security Consulting and Investigations gross profit was $3,489 or 39% of this segment’s revenues for the three months ended June 30, 2008, as compared to $3,757 or 42% of this segment’s revenues for the three months ended June 30, 2007. The decrease in profit margin is primarily a result of changes in product mix during the period.

Operating Expenses

Selling and marketing expenses were $2,718 or 10% of revenues for the three months ended June 30, 2008, as compared to $8,509 or 38% of revenues for the three months ended June 30, 2007. Selling expenses during the three months ended June 30, 2007 included $6,512 related to earnout expense in connection with the May 11, 2007 modification of the JLWA agreement. This benefit was offset by an increase in selling expenses for the three months ended June 30, 2008 related to the acquisition of FAIS and an increased emphasis on our selling and marketing activities. General and administrative expenses were $10,306 or 39% of revenues for the three months ended June 30, 2008, as compared to $12,194 or 54% of revenues for the three months ended June 30, 2007. The decrease of $1,888 or 16% is attributable to reductions in professional and advisory fees related to the equity restructuring and the acquisitions of three companies during 2007, as well as the improved efficiencies resulting from the integration of operations.

GlobalOptions Group Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues

We had overall revenues of $47,753 for the six months ended June 30, 2008, as compared to revenues of $43,854 for the six months ended June 30, 2007, for an overall increase of $3,899 or 9%.

Preparedness Services revenues were $15,250 for the six months ended June 30, 2008, as compared to $17,263 for the six months ended June 30, 2007. The decrease of $2,013 or 12% was attributable to a decrease in revenue from the State of Louisiana. In the aftermath of Hurricane Katrina, JLWA was retained by the State of Louisiana to provide advice on the state’s overall response and recovery efforts. Subsequently, JLWA was retained to establish and manage the State’s relief program related to Hurricanes Katrina and Rita. The State of Louisiana represented $11,718 of revenues for the six months ended June 30, 2008, as compared to $14,026 of revenues for the six months ended June 30, 2007. The reduction in revenue in 2008 of $2,308 or 16% from the State of Louisiana was due to the scope of our work being narrowed and a price reduction that we provided to Louisiana in order to competitively position ourselves for the 2007 contract renewal.

Fraud and SIU Services revenues were $15,516 for the six months ended June 30, 2008, as compared to $11,864 for the six months ended June 30, 2007. The increase of $3,652 or 31% was primarily attributable to the expansion of our client base through the acquisitions of Facticon, Inc., a Pennsylvania corporation (“Facticon”), on February 28, 2007, FAIS on April 21, 2008, and revenues from our purchased customer list and newly acquired customer contracts.

Security Consulting and Investigations revenues were $16,987 for the six months ended June 30, 2008, as compared to $14,727 to the six months ended June 30, 2007. The increase of $2,260 or 15% was primarily attributable to the client base that we acquired in connection with the acquisition of Bode at the end of February 2007 for data banking and DNA investigations.

Gross Profit

Our consolidated gross profit for the six months ended June 30, 2008 and 2007 was $20,280 and $19,500, reflecting an increase of $780, or 4%. This increase was principally due to an increase in revenues as discussed above. Gross profit margin percentages for the six months ended June 30, 2008 and 2007 were 42% and 44%, respectively. The decrease in profit margin was primarily attributable to the effect of the acquisition of Bode, whose operations carried a lower gross profit percentage.

Preparedness Services gross profit was $6,825 or 45% of this segment’s revenues for the six months ended June 30, 2008, as compared to $7,770 or 45% of this segment’s revenues for the six months ended June 30, 2007. Fraud and SIU Services gross profit was $6,833 or 44% of this segment’s revenues for the six months ended June 30, 2008, as compared to $5,374 or 45% of this segment’s revenues for the six months ended June 30, 2007. Security Consulting and Investigations gross profit was $6,622 or 39% of this segment’s revenues for the six months ended June 30, 2008, as compared to $6,356 or 43% of this segment’s revenues for the six months ended June 30, 2007. Of the decrease in gross profit percentage within this segment, 5% of the 6% decrease in profit margin was attributable to the effect of the acquisition of Bode, whose operations carried a lower gross profit.

Operating Expenses

Selling and marketing expenses were $5,220 or 11% of revenues for the six months ended June 30, 2008, as compared to $10,900 or 25% of revenues for the six months ended June 30, 2007. Of the $5,680 decrease in selling and marketing expenses, $7,732 is attributable to earnout expenses incurred during the six months ended June 30, 2007, in connection with the May 11, 2007 JLWA modification agreement. This benefit was offset by an increase in selling expenses related to the acquisition of FAIS on April 21, 2008, as well as an increased emphasis on selling and marketing activities. General and administrative expenses were $21,302 or 45% of revenues for the six months ended June 30, 2008, as compared to $22,231 or 51% of revenues for the six months ended June 30, 2007. The decrease of $928 or 4% is attributable to a reduction in professional and advisory fees related to the equity restructuring and the acquisition of three companies during 2007, as well as improved efficiencies resulting from the integration of operations.

Liquidity and Capital Resources

For the Six Months Ended June 30, 2008

We had a cash and cash equivalent balance of $4,861 as of June 30, 2008.

Cash provided by (used in) operating activities was approximately $792 and $(8,588) for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, our net losses were $6,344 and $13,484, respectively. For the six months ended June 30, 2008 and 2007, the non-cash charges included amounts for depreciation and amortization of $2,127 and $1,861, charges for stock-based compensation of $2,263 and $1,738, and bad debt provision of $201 and $1,326, respectively. In addition, for the six months ended June 30, 2008 and 2007, cash was impacted by working capital requirements with funds provided by (used in) operations of $3,004 and ($10,660) for accounts receivable, funds provided by operations of $127 and $1,742 for accounts payable, and increases in amounts due for the JLWA earnout of $0 and $7,732, respectively. Improvements in net cash provided by operating activities benefited principally from improved collections of accounts receivable of $13,664, offset by due to former members of JLWA for earnout of $7,732.

On April 21, 2008, we acquired substantially all of the business and net assets of FAIS, to expand our investigation and surveillance business. The aggregate purchase price for this transaction was $2,164 in cash, a $350 broker’s fee, $34 in acquisition related legal expenses, and an earnout obligation.

Cash used in investing activities for the six months ended June 30, 2008 was $3,223, of which $654 represented purchases of property and equipment. Cash used in investing activities for the six months ended June 30, 2007 was $15,053, of which $14,490, related to our acquisitions of Bode, Facticon and SPZ Oakland Corporation, dba On Line Consulting Service, Inc.

Financing activities provided net funds of $2,866 and $4,124 for the six months ended June 30, 2008 and 2007, respectively. The net cash provided for the six months ended June 30, 2008 is primarily due to proceeds from the line of credit of $3,581, less repayment of notes payable for acquisitions of $700. The net cash provided for the six months ended June 30, 2007 is primarily due to proceeds from the line of credit of $7,489, less repayment of notes payable for acquisitions of $3,413.

On April 16, 2008, effective as of March 31, 2008, GlobalOptions, Inc. and Bode entered into the Loan Agreement for which the Company provided an unconditional guarantee.

The Loan Agreement provides a Facility in an amount up to a maximum of $20,000, based upon eligible receivables.  The applicable interest rate with respect to the amount outstanding under the Facility consists of a base rate of the greater of 6.25% per annum or the Bank’s most recently announced “prime rate”, plus a range from 0.75% to 1.50% per annum, which is based upon our liquidity (as defined in the Loan Agreement).  The Loan Agreement also contains certain affirmative and negative covenants and grants to the financial institution a security interest in all of our property and security interest in all of our rights, titles and interests in, to and under our intellectual property.

We have historically met our operating cash needs by using borrowings under our line of credit arrangement and through private placements of equity and debt securities and an underwritten public offering. At June 30, 2008, we had working capital of $15,357. We currently believe the cash on hand, cash flows from operations of $792, operating improvements that we believe will result in additional cash flows from operations, and our current available borrowing level of $14,704 at June 30, 2008 under our line of credit facility will be sufficient to finance our operations through June 30, 2009.

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

Intangible Assets, Goodwill and Impairment

In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS  141”), we recognize certain intangible assets acquired in acquisitions, primarily goodwill, trade names, covenants not to compete and client relationships. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), on a regular basis, we perform impairment analysis of the carrying value of goodwill and certain other intangible assets by assessing the recoverability when there are indications of potential impairment based on estimates of undiscounted future cash flows.

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

Stock-Based Compensation

The Company has adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payment” (“SFAS123R”).  Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of SFAS  123R, the Company accounted for forfeitures as they occurred.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services” (“EITF 96-18”) which require that such equity instruments be recorded at their fair value on the measurement date, which is typically the date the services are performed. Stock-based compensation for non-employees is accounted for under EITF 96-18 and is reflected within general and administrative expenses.

Recently Implemented Accounting Pronouncements

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board ("FASB") having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. We applied the provisions of the FASB Staff Position ("FSP") on FASB No. 157, "Effective Date of FASB Statement 157" ("FSP FAS 157-2"), which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008.  The deferred nonfinancial assets and liabilities include items such as goodwill. We are required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009 and are still evaluating the impact on our condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. At this time management is evaluating the implications of SFAS 161 and its impact on the financial statements has not yet been determined.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with Generally Accepted Accounting Principles for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact of adoption of SFAS 162 on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13(a)-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow for timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting.

In connection with the preparation of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act.

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

To address these issues, we have taken the following remediation measures during the fiscal quarterly period ended June 30, 2008:

•
In connection with the filing of this Form 10-Q, we have been utilizing a more formal disclosure process for the Board and management resulting in a more detailed chronology and more detailed documentation of the discussions and analyses taking place, including a checklist of items we routinely consider, such as variances between financial results and forecasts, changes in relationships with key vendors, customers, lenders etc., company-wide initiatives, transactions not previously disclosed in prior filings, related party issues, new/emerging risks, credit agreement covenant adherence, tax, accounting, internal controls, governmental or other investigations, Management Discussion and Analysis discussions, and other matters. In addition, sub-certifications have been adopted to ensure accountability by the controllers and executives of each of our business units; and

•
Management has continued to retain an independent third-party consulting firm to assist with our preparation, documentation and testing of our compliance efforts with Section 404 of the Sarbanes Oxley Act.  We performed testing to sustain compliance that both expanded the depth of our coverage in complex areas (e.g. intangibles, equity, revenue and financial reporting) and breadth by incorporating acquisitions such as Bode, which were exempted from the disclosure controls and procedures analysis in 2007.

As a result of the material weaknesses identified above, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are not effective as of June 30, 2008. Management believes, however, that as a result of the remediation measures described above, we have made significant improvement over prior periods and believe we will continue to improve and refine our internal controls processes over the next fiscal period.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2008.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

(Amounts contained in this Item 1 are in thousands, except for share amounts).

From time to time, in the normal course of business, the Company may be involved in litigation.  Except for certain claims as described below, the Company’s management has determined any asserted or unasserted claims to be immaterial to the condensed consolidated financial statements.

We are currently defendants in federal and state litigation matters related to Facticon, which were filed prior to the Company’s acquisition of the assets of Facticon (February 28, 2007).

In the federal matter, Anchondo vs Facticon Inc. and GlobalOptions Group, Inc. in the U.S. District Court for the Central District of California, Peter Anchondo (the “Federal Plaintiff”), in a class action, is alleging that Facticon failed to pay overtime wages. Subsequent to the acquisition of the assets of Facticon by the Company, the Company was added as a defendant in said case, under the successor liability theory. A Motion for Summary Judgment was filed for the Court to contest the Company’s liability as a successor liable company. On March 7, 2008, the Court issued a ruling denying the Company’s Motion for Summary Judgment and issued a ruling granting a Motion for Summary Judgment in favor of the Federal Plaintiff ruling that the Company was in fact a successor party to the Plaintiffs actions. This ruling by the Court is in opposition to the Court’s original ruling dated March 3, 2008, wherein it granted the Company’s Motion for Summary Judgment. The Company filed a Motion for Reconsideration and the Judge reversed his opinion but ruled that the issue of successor liability must be litigated. In July 2008, the Company reached a tentative agreement with the Federal Plaintiff to settle this matter with a cash payment of $635, subject to Court approval.

The State Court case Wonsch, et al. vs. Facticon Inc. and GlobalOptions Group, Inc. was filed in the State Court for the Central District of California, wherein Wonsch, the plaintiffs in the class action (the "State Plaintiffs"), have alleged that Facticon failed to pay overtime wages under the California Civil Code. This action is similar to the Anchondo case, but is limited to the state laws of California. Subsequent to the acquisition, the Company was added as a defendant in said case, under the successor liability theory; however, the Company has not filed a response under the successor liability claim, since the Company filed a motion with the California State Court to remove such case from the California State Court and for such case to be merged with the Anchondo case, and the California State Court has granted such motion. Although the cases have been merged, the Company must settle with each of the two plaintiff groups separately. Based upon preliminary discussions with the State Plaintiffs, the Company believes that it will be able to reasonably settle the Wonsch matter.

Under the terms of an escrow agreement, as amended, entered into by and between GlobalOptions and Facticon, the escrow agreement provides that 85,700 shares of the Company’s common stock and $100 in cash funds shall be held to satisfy this and other pre-acquisition obligations of Facticon. The Company and the stockholders of Facticon have agreed that the Company will not distribute any funds or stock as provided under the asset purchase agreement until the Anchondo case and the Wonsch cases are resolved, and if necessary the Company shall use such stock and cash to resolve such matters. The Company has established a reserve in the amount of $626 to cover the Company for any additional costs in connection with the Anchondo and Wonsch cases that are not recoverable through the escrow amounts.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

There are no items required to be disclosed on Current Report on Form 10-Q during the three months ended June 30, 2008 that were not so reported.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALOPTIONS GROUP, INC.

Dated: August 12, 2008	By:	/s/ Harvey W. Schiller
Harvey W. Schiller Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 12, 2008	By:	/s/ Jeffrey O. Nyweide
Jeffrey O. Nyweide Executive Vice President-Corporate Development, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)