Form 10-Q
period 2008-09-30
GlobalOptions Group, Inc.
filed 2008-11-12
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of November 12, 2008, there were 10,458,011 shares of the issuer’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2008

PART I - Financial Information
Item 1. Condensed Consolidated Financial Statements

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amount)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,969	$4,426
Accounts receivable, net of allowance for doubtful accounts of $2,881 at September 30, 2008 and $2,459 at December 31, 2007	31,287	25,213
Inventories	2,759	2,326
Prepaid expenses and other current assets	896	792

Total current assets	37,911	32,757

Property and equipment, net	5,528	5,570
Intangible assets, net	7,878	7,270
Goodwill	19,968	19,768
Security deposits and other assets	538	578

Total assets	$71,823	$65,943

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$6,000	$-
Notes payable	499	800
Obligation to issue common stock	-	2,160
Accounts payable	6,028	5,723
Deferred revenues	732	543
Accrued compensation and related benefits	5,120	3,740
Other current liabilities	4,262	2,170

Total current liabilities	22,641	15,136

Long-term liabilities:
Notes payable, less current portion	-	396
Other long-term obligations	843	454
Total long-term liabilities	843	850

Total liabilities	23,484	15,986

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,900,000 shares authorized; no shares issued or outstanding	-	-

Series D convertible preferred stock, non-voting, $0.001 par value, 100,000 shares authorized, 55,388.37 shares issued and outstanding at September 30, 2008 and 55,989.32 shares issued and outstanding at December 31, 2007, dividends do not accrue, no anti-dilution protection, convertible into 3,692,743 and 3,732,821 shares of common stock at September 30, 2008 and December 31, 2007, respectively, liquidation preference of $0.001 per share or $0	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
10,470,957 shares issued and 10,451,390 shares outstanding at September 30, 2008, and 9,660,269 shares issued and outstanding at December 31, 2007	10	10
Additional paid-in capital	107,728	102,537
Accumulated deficit	(59,349)	(52,590)
Treasury stock; at cost, 19,567 and 0 shares at September 30, 2008 and December 31, 2007, respectively	(50)	-
Total stockholders' equity	48,339	49,957
Total liabilities and stockholders' equity	$71,823	$65,943

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$29,488	$21,574	$77,241	$65,428

Cost of revenues	16,876	11,479	44,349	35,833
Gross profit	12,612	10,095	32,892	29,595

Operating expenses:

Selling and marketing	3,154	1,358	8,374	12,258

General and administrative	9,801	13,143	31,103	35,374

Total operating expenses	12,955	14,501	39,477	47,632

Loss from operations	(343)	(4,406)	(6,585)	(18,037)

Other income (expense):

Interest income	2	16	24	268

Interest (expense)	(74)	(540)	(198)	(745)

Other income	-	-	-	100

Other income (expense), net	(72)	(524)	(174)	(377)

Net loss	$(415)	$(4,930)	$(6,759)	$(18,414)

Basic and diluted net loss per share	$(0.04)	$(1.45)	$(0.70)	$(6.21)

Weighted average number of common shares outstanding - basic and diluted	9,734,067	3,406,520	9,660,684	2,963,709

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2008
(Unaudited)
(dollars in thousands)

					Series D
					Convertible		Additional
	Common Stock		Treasury Shares		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2008	9,660,269	$10	-	$-	55,989.32	$-	$102,537	$(52,590)	$49,957

Stock issued to consultants for services	26,984	-	-	-	-	-	167	-	167

Purchase of treasury shares	-	-	19,567	(50)	-	-	-	-	(50)

Issuance of common stock to sellers of JLWA in satisfaction of $2,160 obligation to issue common stock	225,000	-	-	-	-	-	2,160	-	2,160

Issuance of common stock to sellers of JLWA, subject to clawback	75,000	-	-	-	-	-	-	-	-

Issuance of common stock in connection with the conversion of Series D Convertible Preferred Stock	40,064	-	-	-	(600.95)	-	-	-	-

Issuance of common stock to executive employees for future services	437,500	-	-	-	-	-	-	-	-

Issuance of common stock under employee stock purchase plan	6,140	-					10		10

Stock based compensation - restricted stock vested	-	-	-	-	-	-	926	-	926

Stock based compensation - employee stock purchase plan	-	-	-	-	-	-	3	-	3

Amortization of consultant stock option costs	-	-	-	-	-	-	93	-	93

Amortization of employee stock options costs	-	-	-	-	-	-	1,558	-	1,558

Amortization of consultant restricted stock unit costs							2		2

Amortization of employee restricted stock unit costs	-	-	-	-	-	-	272	-	272

Net loss	-	-	-	-	-	-	-	(6,759)	(6,759)

Balance, September 30, 2008	10,470,957	$10	19,567	$(50)	55,388.37	$-	$107,728	$(59,349)	$48,339

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:

Net loss	$(6,759)	$(18,414)

Adjustments to reconcile net loss to net cash used in operating activities:

Provision for bad debts	148	1,992

Depreciation and amortization	3,262	2,917

Deferred rent	439	(21)

Stock-based compensation	3,021	2,659

Loss on disposition of equipment	27	-

Changes in operating assets:

Accounts receivable	(5,021)	(4,663)

Inventories	(433)	(103)

Prepaid expenses and other current assets	(104)	(60)

Security deposits and other assets	40	(261)

Changes in operating liabilities:

Accounts payable	288	(86)

Deferred revenues	189	259

Accrued compensation and related benefits	1,380	1,249

Due to former members of JLWA for earnout	-	7,732

Other current liabilities	355	(635)

Other long-term obligations	(41)	-

Total adjustments	3,550	10,979

Net cash used in operating activities	(3,209)	(7,435)

Cash flows from investing activities:

Purchases of property and equipment	(921)	(1,020)

Purchase of intangible assets	(42)	-

Acquisition of FAIS	(2,548)	-

Acquisition of On Line Consulting	-	(988)

Acquisition of Facticon	-	(1,300)

Acquisition of Bode, less cash acquired of $284	-	(12,216)

Net cash used in investing activities	(3,511)	(15,524)

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2008	2007

Cash flows from financing activities:

Net proceeds from line of credit	$6,000	$7,828

Repayment of notes payable for acquisitions	(700)	(3,403)

Accretion of OCS discounted notes	3	-

Proceeds from exercise of stock options	-	48

Proceeds from issuance of stock in connection with ESPP	10	-

Repurchase of common stock	(50)	-

Deferred offering costs	-	(67)

Net cash provided by financing activities	5,263	4,406

Net decrease in cash and cash equivalents	(1,457)	(18,553)

Cash and cash equivalents - beginning of period	4,426	21,533

Cash and cash equivalents - end of period	$2,969	$2,980

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$208	$558

Supplemental disclosures of non-cash investing and financing activities:

Common stock issued to settle the obligation to issue common stock	$2,160	$-

Accrual of deferred offering costs	$-	$175

Common stock issued upon the cashless exercise of stock options	$-	$318

Obligation to issue common stock and notes payable issued to fund JLWA earnout liability	$-	$12,960

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2008	2007

Supplemental non-cash investing and financing activity - acquisition of FAIS:
Assets acquired and liabilities assumed:
Accounts receivable	$1,201	$-
Property and equipment	102	-
Intangible assets	2,790	-
Accounts payable	(17)	-
Other current liabilities	(322)	-
Earnout liability	(1,206)	-

Total purchase price, paid in cash	$2,548	$-

Supplemental non-cash investing and financing activity - acquisition of On Line Consulting:
Assets acquired and liabilities assumed:
Property and equipment	$-	$97
Intangible assets	-	1,199
Goodwill recognized on purchase business combination	200	1,844
Accounts payable, accrued expenses and deferred revenues	-	(198)
Other current liabilities	-	(46)

Total purchase price	200	2,896

Less: Cash paid to acquire On Line Consulting	-	(974)
Non-cash consideration to seller	$200	$1,922

Non-cash consideration consisted of:
Common stock issued to acquire On Line Consulting	$-	$1,350
Amount due to seller	-	14
Notes payable issued to seller	-	558
Total non-cash consideration	$-	$1,922

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2008	2007

Supplemental non-cash investing and financing activity - acquisition of Bode:
Assets acquired and liabilities assumed:
Accounts receivable	$-	$5,511
Inventories	-	2,629
Other current assets (including cash of $284)	-	561
Property and equipment	-	4,133
Intangible assets	-	310
Goodwill recognized on purchase business combination	-	1,267
Accounts payable, accrued expenses and deferred rent obligations	-	(1,219)

Total purchase price	-	13,192

Less: Cash acquired	-	(284)
Less: Cash paid to acquire Bode	-	(12,216)
Non-cash consideration to seller	$-	$692

Supplemental non-cash investing and financing activity - acquisition of Facticon:
Assets acquired and liabilities assumed:
Accounts receivable	$-	$759
Property and equipment	-	34
Intangible assets	-	120
Goodwill recognized on purchase business combination	-	2,420
Accounts payable, accrued expenses and deferred revenues	-	(533)

Total purchase price	-	2,800

Less: Cash paid to acquire Facticon	-	(1,300)
Non-cash consideration to seller	$-	$1,500

Non-cash consideration consisted of :
Note payable issued to seller	$-	$100
Common stock issued to acquire Facticon	-	1,400
Total non-cash consideration	$-	$1,500

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

1.  Nature of Operations

GlobalOptions Group, Inc. and Subsidiaries (collectively the “Company” or “GlobalOptions Group”) is an integrated provider of risk mitigation and management services to government entities, Fortune 1000 corporations and high net-worth and high-profile individuals. The Company delivers these services through four business units: Preparedness Services; Fraud and Special Investigative Unit (“SIU”) Services; Security Consulting and Investigations; and International Strategies. The Preparedness Services, Fraud and SIU Services, and Security Consulting and Investigations units represent the Company’s three financial reporting segments. The results of the International Strategies business unit, on the basis of its relative materiality, are included in the Fraud and SIU Services segment.

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

On February 28, 2007, GlobalOptions Group purchased all of the common stock of The Bode Technology Group, Inc. (“Bode”), a Virginia corporation. Bode is a leading provider of forensic DNA analysis and proprietary DNA collection tools. Bode is based in Lorton, Virginia.

On April 21, 2008, GlobalOptions Group acquired substantially all of the business and net assets of Omega Insurance Services, Inc. (d/b/a First Advantage Investigative Services) (“FAIS”), a Florida corporation. FAIS is a surveillance, investigative and intelligence firm based in St. Petersburg, Florida.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 28, 2008 for the year ended December 31, 2007.

3.  Summary of Significant Accounting Policies

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of the underlying assets and liabilities. The Company establishes a valuation allowance for deferred tax assets when it determines that it is more likely than not that the benefits of deferred tax assets will not be realized in future periods. The Company was not required to provide for a provision for income taxes for the three and nine months ended September 30, 2008 and 2007, respectively, as a result of losses incurred during these periods.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding, as adjusted, during the periods presented. Common stock equivalents, consisting of stock options, restricted stock units (“RSUs”), and Series C and D convertible preferred stock were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.  The basic weighted average number of shares was reduced for non-vested restricted stock awards and contingently returnable escrowed shares issued in connection with acquisitions, and was increased for non-contingent shares to be issued in connection with the JLWA modification agreement. Potentially dilutive securities of 666,923 and 1,210,864 realizable from the exercise of options, 368,433 and 0 realizable from the vesting of RSUs, 3,692,743 and 5,274,032 securities issuable upon the conversion of Series C and D convertible preferred stock, 558,063 and 175,000 shares of performance based restricted stock, 162,500 and 167,865 contingently returnable shares in the aggregate, from the Facticon, Hyperion Risk and JLWA acquisitions at September 30, 2008 and 2007, respectively, have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

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

Recently Implemented Accounting Pronouncements

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 ("SFAS 157"), “Fair Value Measurements” for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board ("FASB") having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The Company applied the provisions of the FASB Staff Position (“FSP”) on FASB No. 157, "Effective Date of FASB Statement 157" (“FSP FAS 157-2”) which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008.  The deferred nonfinancial assets and liabilities include items such as goodwill. The Company is required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009 and is still evaluating the impact on the condensed consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 160 to have a material impact on its consolidated financial statements.

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

The calculated value of these intangible assets created an excess of the fair value of assets acquired over the purchase price. SFAS No. 141 – “Business Combinations” (“SFAS 141”), requires that when a business combination involves contingent consideration that might result in recognition of additional cost of the acquired entity when the contingency is resolved, an amount equal to the lesser of the maximum contingent consideration or the excess of fair value over the cost of the acquired entity shall be recognized as if it were a liability. When the contingency is resolved and the consideration is issued, any excess of consideration over the amount that was recognized as a liability shall be recognized as additional cost of the acquired entity. If the amount initially recognized as if it were a liability exceeds the consideration issued, that excess shall be allocated as a pro rata reduction of the amounts assigned to property and equipment and intangible assets acquired. In accordance with SFAS 141, the Company has recorded a liability of $1,206 representing the difference between the fair value of the assets acquired and the consideration paid excluding contingent consideration. As such, the purchase price and allocation of the purchase price to the assets acquired is preliminary and will not be finalized until 90 days after the one year anniversary of the acquisition, when the contingent consideration is determinable. When the contingent consideration if any, is determined, the Company will account for the additional consideration as an adjustment to the purchase price and adjust the preliminary purchase price allocation appropriately. This may affect the preliminary allocation of the purchase price for assets that are depreciated and amortized thus having an impact on depreciation and amortization expense related to those assets. Any adjustment to depreciation and amortization expense will be recorded during the period that it becomes determinable.

The Company also recorded a liability of approximately $274 as a reserve for exit activities pursuant to Emerging Issues Task Force (“EITF”) Issue No. 95-3 – “Recognition of Liabilities in Connection With a Purchase Business Combination” (“EITF 95-3"). Under EITF 95-3, the estimated costs of certain salary and severance expenses of transitional employees were accrued and accounted for as part of the purchase price.

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

The results of operations of FAIS for the period from April 21, 2008 to September 30, 2008 are reflected in the Company’s consolidated results for the three and nine months ended September 30, 2008, in the accompanying condensed consolidated statements of operations.

Unaudited Pro-Forma Financial Information

The following presents the unaudited pro-forma combined results of operations for the three and nine months ended September 30, 2008 and 2007 of the Company with On Line Consulting, Bode, Facticon and FAIS, for the periods preceding the acquisition of their respective net assets or common stock. The respective acquisition dates are January 9, 2007 for On Line Consulting, February 28, 2007 for Bode and Facticon, and April 21, 2008 for FAIS.

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$29,488	$24,634	$80,233	$68,620

Net loss	$(415)	$(5,658)	$(7,916)	$(20,208)

Pro-forma basic and diluted net loss per common share (not rounded)	$(0.04)	$(1.66)	$(0.82)	$(6.81)

Pro-forma weighted average common shares outstanding - basic and diluted	9,734,067	3,406,520	9,660,684	2,967,459

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

5. Inventories

Inventories are comprised of the following:

	As of
	September 30, 2008	December 31, 2007
Raw materials	$1,327	$900
Work in progress – DNA Analysis	300	480
Finished goods	1,132	946
Total	$2,759	$2,326

 6.  Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following:

	Trade Names	Developed Technology	Non- Compete Agreements	Client Relationships	Patents		Gross Amounts	Accumulated Amortization	Total
Balance as of January 1, 2008	$2,560	$440	$1,499	$7,360	$70		$11,929	$(4,659)	$7,270
Additions:
Acquisition of FAIS (See Note 4)	-	-	290	2,500	-		2,790	-	2,790
Costs of patents	-	-	-	-	42		42	-	42
Amortization	-	-	-	-	-		-	(2,224)	(2,224)

Balance as of September 30, 2008	$2,560	$440	$1,789	$9,860	$112		$14,761	$(6,883)	$7,878

Weighted average amortization period at September 30, 2008 (in years)	7.2	2.8	1.7	5.0	-	(1)

(1) Patents not yet approved and as such, the amortization period has not yet begun as of September 30, 2008.

The Company recorded amortization expense related to the acquired amortizable intangibles of $777 and $656, and $2,224 and $2,060 for the three and nine months ended September 30, 2008 and 2007, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

6.  Intangible Assets and Goodwill, continued

Goodwill

A summary of Goodwill is comprised of the following as of September 30, 2008 and December 31, 2007:

	Preparedness Services	Fraud and SIU Services	Security Consulting and Investigations	Consolidated
Balance as of December 31, 2007	$883	$6,022	$12,863	$19,768
Purchase Price Adjustment- On Line Consulting	-	-	200	200
Balance as of September 30, 2008	$883	$6,022	$13,063	$19,968

On September 30, 2008, the Company agreed to pay $200 of additional purchase consideration to the sellers of On Line Consulting as a result of having finalized a working capital purchase price adjustment specified in the asset purchase agreement dated January 9, 2007. Payment is due on November 14, 2008.

7. Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	As of
	September 30, 2008	December 31, 2007
Accrued performance based bonuses	$2,139	$1,942
Accrued payroll and commissions	1,924	801
Accrued employee benefits	1,057	997
Total	$5,120	$3,740

8.  Line of Credit

On April 16, 2008, effective as of March 31, 2008, GlobalOptions, Inc. and Bode entered into an amendment to the agreement with the financial institution that provides such entities with a line of credit, for which the Company has provided an unconditional guarantee (“Loan Agreement”).

The Loan Agreement provides a working capital line of credit (the “Facility”) in an amount up to a maximum of $20,000, based upon eligible receivables, as defined.  The applicable interest rate with respect to the amount outstanding under the Facility consists of a base rate of the greater of 6.25% per annum or the Bank’s most recently announced “prime rate,” plus a range from 0.75% to 1.50% per annum, which is based upon GlobalOptions, Inc. and Bode’s liquidity (as defined in the Loan Agreement).  The Loan Agreement also contains certain affirmative and negative covenants and grants to the financial institution a security interest in all of the GlobalOptions, Inc. and Bode’s property and security interest in all of the GlobalOptions, Inc. and Bode’s rights, titles and interests in, to and under the GlobalOptions, Inc. and Bode’s intellectual property.

The interest rate on the line of credit at September 30, 2008 was 7.0%. The balance under the line of credit was $6,000 at September 30, 2008. Based upon the amount of eligible accounts receivable balances and the authorized line, the Company had the availability to draw a maximum of $19,585 and $8,782 against the line of credit at September 30, 2008 and December 31, 2007, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

9.  Notes Payable

Notes payable consisted of the following:

	As of
	September 30, 2008	December 31, 2007
Note payable to seller for Secure Source Acquisition	$250	$500
Note payable to seller for Facticon Acquisition	100	100
Notes payable to seller for On Line Consulting Acquisition	149	596

Total	499	1,196
Less – current portion	499	800
Long-term portion	$-	$396

On January 7, 2008, the Company repaid $450, consisting of $447 and $3 of principal and interest, respectively, in satisfaction of a note payable issued in connection with the purchase of On Line Consulting.

On May 6, 2008, the Company repaid $275, consisting of $250 and $25 of principal and interest, respectively, in satisfaction of a note payable issued in connection with the purchase of Secure Source.

10. Commitments and Contingencies

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

On September 12, 2008, the Company entered into an agreement to lease 8,204 of rentable square feet of office space in Carrollton, TX, to replace the Company’s prior Carrollton, TX office lease. The new lease effectively terminated the old lease without penalty. The new lease commenced on August 1, 2008 and expires on May 31, 2014.

Future minimum lease payments under these operating leases are as follows:

For the Year Ending September 30,	Amount
2009	$2,830
2010	2,804
2011	2,625
2012	2,240
2013	2,104
Thereafter	4,788
Total	$17,391

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

10. Commitments and Contingencies, continued

Operating Leases, continued

Rent expense charged to operations amounted to $918 and $903, for the three months ended September 30, 2008 and 2007, and $2,805 and $2,208 for the nine months ended September 30, 2008 and 2007, respectively.

The terms of certain of the Company’s lease obligations provide for scheduled escalations in the monthly rent. In accordance with SFAS No. 13, “Accounting for Leases,” the non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent of $568 and $346 represents the long-term unamortized rent adjustment amount at September 30, 2008 and at December 31, 2007 and is reflected within other long-term obligations in the condensed consolidated balance sheet. In addition, the current portion of deferred rent was $247 and $30 as of September 30, 2008 and December 31, 2007, respectively, and is reflected within other current liabilities in the condensed consolidated balance sheets.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation.  Except for certain claims as described below, the Company’s management has determined any asserted or unasserted claims to be immaterial to the condensed consolidated financial statements.

The Company is currently defendants in federal and state litigation matters related to Facticon, which were filed prior to the Company’s acquisition of the assets of Facticon.

In the federal matter, Anchondo vs. Facticon Inc. and GlobalOptions Group, Inc. in the U.S. District Court for the Central District of California, Peter Anchondo (the“Federal Plaintiff”), in a class action, is alleging that Facticon failed to pay overtime wages. Subsequent to the acquisition of the assets of Facticon by the Company, the Company was added as a defendant in said case, under the successor liability theory. A Motion for Summary Judgment was filed for the Court to contest the Company’s liability as a successor liable company. On March 7, 2008, the Court issued a ruling denying the Company’s Motion for Summary Judgment and issued a ruling granting a Motion for Summary Judgment in favor of the Federal Plaintiff ruling that the Company was in fact a successor party to the Plaintiffs actions. This ruling by the Court is in opposition to the Court’s original ruling dated March 3, 2008, wherein it granted the Company’s Motion for Summary Judgment. The Company filed a Motion for Reconsideration and the Judge reversed his opinion but ruled that the issue of successor liability must be litigated. In July 2008, the Company reached a tentative agreement with the Federal Plaintiff to settle this matter with a cash payment of $635, which the Court approved on November 10, 2008.

The State Court case Wonsch, et al. vs. Facticon Inc. and GlobalOptions Group, Inc. was filed in the State Court for the Central District of California, wherein Wonsch, the plaintiffs in the class action (the “State Plaintiffs”), have alleged that Facticon failed to pay overtime wages under the California Civil Code. This action is similar to the Anchondo case, but is limited to the state laws of California. Subsequent to the acquisition, the Company was added as a defendant in said case, under the successor liability theory; however, the Company has not filed a response under the successor liability claim, since the Company filed a motion with the California State Court to remove such case from the California State Court and for such case to be merged with the Anchondo case, and the California State Court has granted such motion. Although the cases have been merged, the Company must settle with each of the two plaintiff groups separately. Based upon preliminary discussions with the State Plaintiffs, the Company believes that it will be able to reasonably settle the Wonsch matter.

Under the terms of an escrow agreement, as amended, entered into by and between GlobalOptions and Facticon, the escrow agreement provides that 85,700 shares of the Company’s common stock and $100 in cash funds shall be held to satisfy this and other pre-acquisition obligations of Facticon. The Company and the stockholders of Facticon have agreed that the Company will not distribute any funds or stock as provided under the asset purchase agreement until the Anchondo and the Wonsch cases are resolved, and if necessary, the Company shall use such stock and cash to offset such matters. The Company has established a reserve in the amount of $776 to cover the Company for any additional costs in connection with the Anchondo and Wonsch cases that are not recoverable through the escrow amounts.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

11.   Stockholders’ Equity

Common Stock

On December 19, 2006, the Company awarded 100,000 and 75,000 shares of unvested restricted stock to Dr. Harvey Schiller and Mr. Jeffrey Nyweide, respectively, in connection with the extension of their respective employment and consulting agreements. On July 24, 2008 the Company awarded an additional 250,000 and 187,500 shares of unvested restricted stock to Dr. Harvey Schiller, and Mr. Jeffrey Nyweide, respectively, in connection with the 2006 Executive Compensation Performance Bonus Plan.

On December 12, 2007, the Compensation Committee determined that, effective January 1, 2008, 6,250 shares and 4,687 shares of restricted stock held by Dr. Schiller and Mr. Nyweide, respectively, were no longer subject to forfeiture. Dr. Schiller and Mr. Nyweide elected to have the Company withhold 2,278 and 1,585 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of their restricted stock. Such withheld shares valued at $10 and $7, respectively, are reflected as treasury shares in the Company’s books and records (See Note 12).

Effective August 19, 2008, an additional 25,000 and 18,500 shares of restricted stock held by Dr. Schiller and Mr. Nyweide respectively, were no longer subject to forfeiture. Dr. Schiller and Mr. Nyweide elected to have the Company withhold 9,451 and 6,253 shares, respectively, in satisfaction of their tax obligations in connection with the August 19, 2008 vesting of their restricted stock. Such withheld shares valued at $20 and $13, respectively are reflected as treasury shares in the Company’s books and records (See Note 12).

Accordingly, an aggregate 558,063 of the restricted shares awarded to these executives remain subject to vesting based on certain performance and stock price targets that have been established by the Compensation Committee of the Board of Directors.

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

On May 29, 2008, the Company issued 40,064 shares of its common stock upon the conversion of 600.95 shares of Series D convertible preferred stock.

12.	Stock Based Compensation

 Amended and Restated 2006 Long-Term Incentive Plan

On July 24, 2008, at the Company’s 2008 Annual Meeting of Stockholders (the “Annual Meeting”), stockholders approved the Amended and Restated 2006 Long-Term Incentive Plan (the “Incentive Plan”), which became effective immediately following its approval and replaced the Company’s original 2006 Long-Term Incentive Plan. The Incentive Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock, increased from 1,500,000 under the Company’s original 2006 Long-Term Incentive Plan. As of September 30, 2008, 1,361,530 shares of common stock remain eligible to be issued under the Incentive Plan. The Compensation Committee has the authority to determine the amount, type and terms of each award, but may not grant awards under the Incentive Plan, in any combination, for more than 625,000 shares of the Company’s common stock to any individual during any calendar year, increased from 312,500 under the Company’s original 2006 Long-Term Incentive Plan.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

12.	Stock Based Compensation, continued

Amended and Restated 2006 Employee Stock Purchase Plan

At the Annual Meeting, stockholders approved the Stock Purchase Plan, which became effective immediately following its approval and replaced the Company’s original 2006 Employee Stock Purchase Plan. The Stock Purchase Plan permits eligible employees of the Company to automatically purchase at the end of each month at a discounted price, a certain number of shares of the Company’s common stock by having the effective purchase price of such shares withheld from their base pay. The Stock Purchase Plan provides for the issuance of up to 2,000,000 shares of the Company’s common stock, increased from 250,000 under the Company’s original 2006 Employee Stock Purchase Plan. As of September 30, 2008, 1,993,860 shares of common stock remain unissued under the Stock Purchase Plan.

Stock based compensation for non-employees accounted for under EITF Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) was $24 and $95 for the three and nine months ended September 30, 2008 and $8 and $54 for the three and nine months ended September 30, 2007, respectively. Stock based compensation recognized under EITF 96-18 is reflected in general and administrative expenses.

Stock based compensation for employees accounted for under SFAS No. 123R “Share-Based Payment” (“SFAS 123R”) was approximately $734 and $2,759 for the three and nine months ended September 30, 2008 and $845 and $2,496 for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2008, $85 and $189 respectively of stock based compensation under SFAS 123R was reflected in selling and marketing expenses, and $649 and $2,570, respectively, was reflected in general and administrative expenses. Stock based compensation for the three and nine months ended September 30, 2007 was reflected in general and administrative expenses.

The following table summarizes total stock based compensation costs recognized under EITF 96-18 and SFAS 123R for the three and nine months ended September 30, 2008 and 2007, respectively.

	For the Three Months Ended September 30,
	2008			2007
	EITF 96-18	SFAS 123R	Total	EITF 96-18	SFAS 123R	Total
Stock options	$22	$133	$155	$8	$548	$556
RSUs	2	256	258	-	-	-
Stock purchase plan	-	3	3	-	-	-
Vesting of restricted shares under performance based executive bonus award	-	342	342	-	297	297
Total	$24	$734	$758	$8	$845	$853

	For the Nine Months Ended September 30,
	2008			2007
	EITF 96-18	SFAS 123R	Total	EITF 96-18	SFAS 123R	Total
Stock options	$93	$1,558	$1,651	$54	$1,953	$2,007
RSUs	2	272	274	-	-	-
Stock purchase plan	-	3	3	-	-	-
Vesting of restricted shares under performance based executive bonus award	-	926	926	-	543	543
Total	$95	$2,759	$2,854	$54	$2,496	$2,550

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

12. Stock Based Compensation, continued

Stock Options

The fair value of each option grant during the three and nine months ended September 30, 2008 and the nine months ended September 30, 2007 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Dividend yield	0%	0%	0%	0%
Expected volatility	99.8%	87%	87.0%	87.0%
Risk-free interest rate	3.37%	4.20%	2.97%	4.34%
Expected lives	4 years	5 years	5 years	5 years

The Company has determined that the expected life of options granted is the same as the contractual term for options granted prior to July 1, 2008. The expected life of options granted after June 30, 2008 was calculated using the simplified method set out in SEC Staff Accounting Bulleting No. 110 using the vesting term of 3 years and the contractual term of 5 years. The simplified method defines the expected life as the average of the contractual term and the vesting period.

The weighted average fair value of the options on the date of grant, using the fair value based methodology was $1.64 and $1.80, respectively, for the three and nine months ended September 30, 2008, and $5.09 and $6.05, respectively, for the three and nine months ended September 30, 2007.

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

12. Stock Based Compensation, continued

Stock Options, continued

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

On March 5, 2008, the Company granted an option for the purchase of 50,000 shares of its common stock at an exercise price of $1.86 under the 2006 Long-Term Incentive Plan to an officer of Bode.   The option has a five year term, vests ratably upon the first, second, third, and fourth anniversaries of the date of grant, certain vesting is accelerated upon the achievement of certain performance based criteria and upon a change in control all such options vest immediately. The option has a value of $64 utilizing the Black Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0% and a risk free interest rate of 2.59%.

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

On July 24, 2008 the Company granted an option for the purchase of 2,334 shares of common stock at an exercise price of $2.33 to two employees. The option has a five year term, vests ratably on the first, second and third anniversaries of the date of grant and has a value of $4 utilizing the Black Sholes option pricing model with the following assumptions used; expected life of four years, volatility of 99.8%, dividends of 0% and a risk free interest rate of 3.37%.

On June 26, 2008, options for the purchase of 1,105,188 shares of Company’s common stock were accepted for exchange and cancellation, and the Company thereupon issued 368,475 RSUs (See Restricted Stock Units below).

At September 30, 2008, the unamortized value of employee stock options under SFAS 123R was approximately $745. The unamortized portion will be expensed over a weighted average period of 1.8 years. For the three and nine months ended September 30, 2008, costs of $133 and $1,558, and for the three and nine months ended September 30, 2007, costs of $548 and $1,953, respectively, were recognized in connection with the vesting of these employee stock options.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

12. Stock Based Compensation, continued

Stock Options, continued

A summary of the status of the Company’s stock option plans and the changes during the nine months ended September 30, 2008, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
		(per share)	(in years)
Options outstanding at December 31, 2007	1,191,665	$13.72	3.6
Granted	619,334
Forfeited	(38,888)
Canceled	(1,105,188)
Options outstanding at September 30, 2008	666,923	$3.44	4.3	89
Exercisable September 30, 2008	152,303	$5.68	4.1	-

Restricted Stock Units (“RSUs”)

On May 28, 2008, the Company issued an offer to holders of outstanding stock options issued prior to January 1, 2008 (“Eligible Options”), to exchange their Eligible Options for RSUs on a 3 for 1 basis. Each RSU represents one share of the Company’s common stock to be issued in the future, based on certain vesting requirements. The offer expired on June 25, 2008. As result of this offer, as of June 26, 2008, 1,105,188 stock options were accepted for exchange and cancellation, and the Company issued 368,475 RSUs with a grant date fair value of $2.12 per share to participants in the offer. The grant date fair value of the restricted stock units was determined by using the closing price of the Company’s common stock on the day immediately preceding the grant date.

All of the Company’s executive officers and directors participated in the exchange offer, as a group accounting for approximately 78% of the stock options exchanged and cancelled and RSUs issued in the offer.

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

At September 30, 2008, the unamortized value of RSUs held by employees under SFAS 123R was approximately $2,684. The unamortized portion will be expensed over a weighted average period of 2.6 years. For the three and nine months ended September 30, 2008, costs of $256 and $272 were recognized in connection with the vesting of these employee RSUs.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

12. Stock Based Compensation, continued

A summary of the activity related to RSUs for the nine months ended September 30, 2008 is presented below:

	Total	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	-	-
RSUs issued upon cancellation of options tendered, June 26, 2008	368,475	$2.12
RSUs vested	-
RSUs forfeited	(42)
Nonvested at September 30, 2008	368,433	$2.12

Stock Purchase Plan

The Stock Purchase Plan was established for eligible employees to purchase shares of the Company’s common stock on a monthly basis at 85% of the lower of the market value of the Company’s common stock on the first or last business day of each month. Under the Stock Purchase Plan, employees may authorize the Company to withhold up to 15% of their compensation during any monthly offering period for common stock purchases, subject to certain limitations. The Stock Purchase Plan was implemented during July 2008 and is qualified under Section 423 of the Internal Revenue Code. For the three and nine months ended September 30, 2008, 6,140 shares were issued under the Stock Purchase Plan. Stock based compensation recognized in connection with the issuance of these shares was $3 for the three and nine months ended September 30, 2008.

Vesting of Restricted Shares under Performance Based Executive Bonus Award

During the three and nine months ended September 30, 2008, in connection with expected performance under this bonus program for senior executives, stock-based compensation of approximately $342 and $927 was recognized for the estimated pro rata vesting of restricted shares. During the three and nine months ended September 30, 2007, $297 and $543, respectively was recognized for the estimated pro rata vesting of these restricted shares.

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

The following tables summarize financial information about the Company’s business segments for the three and nine months ended September 30, 2008 and 2007.

For the Three Months Ended September 30, 2008

	Preparedness Services	Fraud & SIU Services	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$11,820	$8,657	$9,011	$-	$29,488

Income (loss) from Operations	$1,191	$(1,117)	$(417)	$-	$(343)

Depreciation and Amortization	$320	$383	$432	$-	$1,135

Interest Expense , net	$-	$-	$-	$72	$72

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

13.   Client and Segment Data, continued

For the Three Months Ended September 30, 2007
	Preparedness Services	Fraud & SIU Services	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$6,769	$6,384	$8,421	$-	$21,574

Income (loss) from Operations	$(686)	$(1,547)	$(2,173)	$-	$(4,406)

Depreciation and Amortization	$314	$251	$490	$-	$1,055

Interest Expense, net	$-	$-	$-	$524	$524

For the Nine Months Ended September 30, 2008
	Preparedness Services	Fraud & SIU Services	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$27,070	$24,173	$25,998	$-	$77,241

Income (loss) from Operations	$962	$(3,466)	$(4,081)	$-	$(6,585)

Depreciation and Amortization	$948	$1,036	$1,278	$-	$3,262

Interest Expense, net	$-	$-	$-	$174	$174

For the Nine Months Ended September 30, 2007
	Preparedness Services	Fraud & SIU Services	Security Consulting & Investi gations	Corporate	Consolidated

Revenues	$24,032	$18,248	$23,148	$-	$65,428

Income (loss) from Operations	$(7,659)	$(5,493)	$(4,885)	$-	$(18,037)

Depreciation and Amortization	$930	$861	$1,126	$-	$2,917

Interest Expense, net	$-	$-	$-	$477	$477

Other Income	$100	$-	$-	$-	$100

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

14. Major Clients/Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. The Company’s largest client, which is within the Preparedness Services segment and represents work performed under government contracts, accounted for approximately 26% and 27% of the Company’s revenues for the three months ended September 30, 2008 and 2007, and 25% and 32% for the nine months ended September 30, 2008 and 2007 respectively.

For the three months ended September 30, 2008 and 2007, work performed under government contracts represented 51% and 50% of the Company’s revenues, respectively, the most significant of which, in 2008 and 2007, represented 64% and 96%, respectively, of the Company’s revenues within the Preparedness Services segment.

For the nine months ended September 30, 2008 and 2007, work performed under government contracts represented 47% and 42% of the Company’s revenues, respectively, the most significant of which, in 2008 and 2007, represented 71% and 98%, respectively, of the Company’s revenues within the Preparedness Services segment.

15. Subsequent Events

On October 31, 2008 6,621 shares were issued under the Stock Purchase Plan. Stock based compensation recognized in connection with the issuance of these shares was $3.

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

Overview

GlobalOptions Group, Inc. and Subsidiaries (collectively the “Company” or “GlobalOptions Group”) is an integrated provider of risk mitigation and management services to government entities, Fortune 1000 corporations and high net-worth and high-profile individuals. We enable clients to identify, assess and prevent natural and man-made threats to the well-being of individuals and the operations of governments and corporations. In addition, we assist our clients in recovering from the damages or losses resulting from the occurrence of acts of terror, natural disasters, fraud and other risks. Our vision is to continue to build a comprehensive risk mitigation solutions company through both organic growth and acquisitions. In pursuit of our strategy, we have acquired and integrated nine complementary risk mitigation businesses since August 2005 that contributed an aggregate of approximately $29,288 and $76,290 in revenues to our business during the three and nine months ended September 30, 2008 and an aggregate of approximately $21,100 and $63,400 during the three and nine months ended September 30, 2007.

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

We deliver risk mitigation and management services through the following four business units:

•
Preparedness Services develops and implements crisis management and emergency response plans for disaster mitigation, continuity of operations and other emergency management issues for governments, corporations and individuals. Services we provide include preparedness, response and recovery services, threat and impact assessments, business continuity plans and emergency exercises and training programs. The Preparedness Services unit is led by former Federal Emergency Management Agency Director James Lee Witt.

•
Fraud and Special Investigative Unit (“SIU”) Services provides investigative surveillance, anti-fraud solutions and business intelligence services to the insurance industry, law firms and multinational organizations. Services we provide include fraud reporting, anti-fraud training, insurance claims investigations, surveillance, background investigations, corporate investigations for liability, on-scene accident investigations and regulatory compliance. The Fraud and SIU Services unit is led by Halsey Fischer, an 19-year industry veteran and former President and Chief Executive Officer of Confidential Business Resources (“CBR”).

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

•
International Strategies provides multidisciplinary, international risk management and business solutions to foreign and domestic governments, corporations and individuals. Services we provide include crisis management, facilities security, investigations and litigation support, global business intelligence, corporate governance compliance, personal protection and emerging market services. The International Strategies unit is led by Thomas Ondeck, a founder of GlobalOptions, Inc.

Our Preparedness Services, Fraud and SIU Services, and Security Consulting and Investigations units represent our three financial reporting segments. Our International Strategies business unit, on the basis of its relative materiality, is included in our Fraud and SIU Services segment.

The following table represents the revenue contribution by each of these three reporting segments as a percentage of our total revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Segment	2008	2007	2008	2007
Preparedness Services	40.1%	31.4%	35.0%	36.7%
Fraud and SIU Services	29.4	29.6	31.3	27.9
Security Consulting and Investigations	30.5	39.0	33.7	35.4
Total	100.0%	100.0%	100.0%	100.0%

Growth Strategy

Our goal is to build a company offering the risk mitigation industry’s most comprehensive solutions, through a balance of organic growth and acquisitions. We intend to grow our business in the following manner:

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

The acquisition was made pursuant to an Asset Purchase Agreement (the “Purchase Agreement”), dated April 21, 2008 by and among FAIS, First Advantage Corporation, a Delaware corporation and parent company of FAIS (“FAC”), and the Company.  The aggregate purchase price under the Purchase Agreement was (i) $2,164 in cash, (ii) a broker fee of $350, (iii) acquisition related legal expenses of $34 and (iv) an earnout payment (the “Earnout”) to be paid on the twelve-month anniversary of the transaction.  In addition, in the Purchase Agreement, FAC and FAIS covenanted that they will not compete with or solicit employees or customers of ours for a period of two years from the date of the transaction.  In a separate license agreement dated April 21, 2008 by and between FAIS and the Company, we also obtained the non-exclusive perpetual right to use FAIS’s Riskminder™ software.

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

The calculated value of the FAIS intangible assets created an excess of the fair value of assets acquired over the purchase price. Statement of Financial Accounting Standards (“SFAS”) No. 141 - “Business Combinations” (“SFAS 141”), requires that when a business combination involves contingent consideration that might result in recognition of additional cost of the acquired entity when the consideration is resolved, an amount equal to the lesser of the maximum contingent consideration or the excess of fair value over the cost of the acquired entity shall be recognized as if it were a liability. When the contingency is resolved and the consideration is issued, any excess of consideration over the amount that was recognized as a liability shall be recognized as additional cost of the acquired entity. If the amount initially recognized as if it was a liability exceeds the consideration issued, that excess shall be allocated as a pro rata reduction of the amounts assigned to property and equipment and intangible assets acquired. In accordance with SFAS 141, the Company has recorded a liability of $1,206 representing the difference between the fair value of the assets acquired and the consideration paid excluding contingent consideration. As such, the purchase price and allocation of the purchase price to the assets acquired is preliminary and will not be finalized until 90 days after the one year anniversary of the acquisition, when the contingent consideration is determinable. When the contingent consideration if any, is determined, the Company will account for the additional consideration as an adjustment to the purchase price and adjust the preliminary purchase price allocation appropriately. This may affect the preliminary allocation of the purchase price for assets that are depreciated and amortized thus having an impact on depreciation and amortization expense related to those assets. Any adjustment to depreciation and amortization expense will be recorded during the period that it becomes determinable.

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

Amended and Restated 2006 Long-Term Incentive Plan

On July 24, 2008, at the Company’s 2008 Annual Meeting of Stockholders (the “Annual Meeting”), stockholders approved the Amended and Restated 2006 Long-Term Incentive Plan (the “Incentive Plan”), which became effective immediately following its approval and replaced the Company’s original 2006 Long-Term Incentive Plan. The Incentive Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock, increased from 1,500,000 under the Company’s original 2006 Long-Term Incentive Plan. The Compensation Committee has the authority to determine the amount, type and terms of each award, but may not grant awards under the Incentive Plan, in any combination, for more than 625,000 shares of the Company’s common stock to any individual during any calendar year, increased from 312,500 under the Company’s original 2006 Long-Term Incentive Plan. As of September 30, 2008, 1,361,530 shares remain eligible to be issued under Incentive Plan.

Amended and Restated 2006 Employee Stock Purchase Plan

At the Annual Meeting, stockholders approved the Amended and Restated 2006 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which became effective immediately following its approval and replaced the Company’s original 2006 Employee Stock Purchase Plan. The Stock Purchase Plan permits eligible employees of the Company to automatically purchase at the end of each month at a discounted price, a certain number of shares of the Company’s common stock by having the effective purchase price of such shares withheld from their base pay. The Stock Purchase Plan provides for the issuance of up to 2,000,000 shares of the Company’s common stock, increased from 250,000 under the Company’s original 2006 Employee Stock Purchase Plan. As of September 30, 2008, 1,993,860 shares of common stock remain eligible to be issued under the Stock Purchase Plan.

Registration of Additional Shares Issuable Under Incentive Plan and Stock Purchase Plan

On August 20, 2008, the Company filed a registration statement on Form S-8 (Registration No. 333-153097) to register an aggregate of 1,500,000 and 1,750,000 shares of our common stock issuable under the Incentive Plan and the Stock Purchase Plan, respectively.

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

Restricted Stock Awards

On July 24, 2008, the Compensation Committee awarded 437,500 shares of unvested restricted stock to the Company’s two senior officers under the Company’s performance based 2007 Executive Compensation Plan, as revised in 2008.

Purchase Price Adjustment - Acquisition of On Line

On September 30, 2008, in connection with finalizing the SPZ Oakland Corporation, dba On Line Consulting Service, Inc. (“On Line Consulting”) working capital purchase price adjustment, GlobalOptions Group reached an agreement with the seller to pay the additional sum of $200 in cash by November 14, 2008. At September 30, 2008, the amount is recorded as additional goodwill and as an amount due to seller within other current liabilities.

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

Operating Expenses

Our selling and marketing expenses primarily include salaries, commissions, stock based compensation, as well as travel and other expenses, incurred by our employees who are involved in selling and promoting our services. The accrued earnout expenses related to the acquisition of JLWA were also reflected in our selling and marketing expenses for the nine months ended September 30, 2007. Our general and administrative expenses consist primarily of salaries, bonuses and stock-based compensation for our employees not performing work directly for our clients, as well as depreciation expense of facilities and amortization of intangible assets. Also included in general and administrative expenses are corporate support expenses such as legal and professional fees, investor relations, human resources, facilities, telecommunication support services, information technology, and impairment losses recognized on goodwill and intangibles.

Results of Operations

The following is a summary of our operating results as a percentage of our total condensed consolidated revenues for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	100%	100%	100%	100%
Cost of revenues	57	53	57	55
Gross profit	43	47	43	45
Operating expenses:
Selling and marketing expenses	11	6	11	19
General and administrative	33	61	40	54
Total operating expenses	44	67	51	73
Loss from operations	(1)	(20)	(8)	(28)
Other income (expense), net	-	(3)	-	-
Net loss	(1)%	(23)%	(8)%	(28)%

GlobalOptions Group Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues

We had overall revenues of $29,488 for the three months ended September 30, 2008, as compared to revenues of $21,574 for the three months ended September 30, 2007, for an overall increase of $7,914 or 37%.

Preparedness Services revenues were $11,820 for the three months ended September 30, 2008, as compared to $6,769 for the three months ended September 30, 2007. Of the $5,051 or 75% increase in revenues, $4,941 was primarily attributable to our relief and recovery efforts in Louisiana and Iowa.

Fraud and SIU Services revenues were $8,657 for the three months ended September 30, 2008, as compared to $6,384 for the three months ended September 30, 2007. The increase of $2,273 or 36% was primarily attributable to expansion of our client base and growth in our contract account relationships.

Security Consulting and Investigations revenues were $9,011 for the three months ended September 30, 2008, as compared to $8,421 to the three months ended September 30, 2007. The increase of $590, or 7%, was primarily attributable to the increase in our client base.

Gross Profit

Our consolidated gross profit for the three months ended September 30, 2008 and 2007 was $12,612 and $10,095, respectively, reflecting an increase of $2,517, or 25%. This increase was principally due to an increase in revenue, as discussed above. For the three months ended September 30, 2008 and 2007, our gross profit margins were 43% and 47%, respectively. The decrease in profit margin is primarily a result of variations in product mix during the period.

Preparedness Services gross profit was $5,225 or 44% of this segment’s revenues for the three months ended September 30, 2008, as compared to $2,830 or 42% of this segment’s revenues for the three months ended September 30, 2007. The increase in gross profit margin in this segment was primarily attributable to changes in the labor mix associated with the Louisiana contract. Fraud and SIU Services gross profit was $3,285 or 38% of this segment’s revenues for the three months ended September 30, 2008, as compared to $3,077 or 48% of this segment’s revenues for the three months ended September 30, 2007. The decrease in gross profit margin in this segment was primarily due to increased use of third party consultants. Security Consulting and Investigations gross profit was $4,102 or 46% of this segment’s revenues for the three months ended September 30, 2008, as compared to $4,188 or 50% of this segment’s revenues for the three months ended September 30, 2007. The decrease in profit margin was primarily a result of changes in product mix during the period.

Operating Expenses

Selling and marketing expenses were $3,154 or 11% of revenues for the three months ended September 30, 2008, as compared to $1,358 or 6% of revenues for the three months ended September 30, 2007. The increase in selling expenses for the three months ended September 30, 2008 related to an increased emphasis on our selling and marketing activities as well as the acquisition of FAIS. General and administrative expenses were $9,801 or 33% of revenues for the three months ended September 30, 2008, as compared to $13,143 or 61% of revenues for the three months ended September 30, 2007. The decrease of $3,342 or 25% is attributable to improved efficiencies resulting from the integration of operations and reductions in accounting and legal fees which in 2007 were associated with our equity restructuring and equity financing.

GlobalOptions Group Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenues

We had overall revenues of $77,241 for the nine months ended September 30, 2008, as compared to revenues of $65,428 for the nine months ended September 30, 2007, for an overall increase of $11,813 or 18%.

Preparedness Services revenues were $27,070 for the nine months ended September 30, 2008, as compared to $24,032 for the nine months ended September 30, 2007. The increase of $3,038 or 13%, was primarily attributable to our relief and recovery efforts in Louisiana and Iowa.
.
Fraud and SIU Services revenues were $24,173 for the nine months ended September 30, 2008, as compared to $18,248 for the nine months ended September 30, 2007. The increase of $5,925 or 32% was primarily attributable to the expansion of our client base through the acquisitions of Facticon, Inc., a Pennsylvania corporation (“Facticon”), on February 28, 2007, FAIS on April 21, 2008, revenues from our purchased customer list and newly acquired customer contracts.

Security Consulting and Investigations revenues were $25,998 for the nine months ended September 30, 2008, as compared to $23,148 for the nine months ended September 30, 2007. The increase of $2,850 or 12% was primarily attributable to the client base that we acquired in connection with the acquisition of Bode at the end of February 2007 for data banking and DNA investigations, as well as an increase in the client base at On Line Consulting.

Gross Profit

Our consolidated gross profit for the nine months ended September 30, 2008 and 2007 was $32,892 and $29,595, respectively, reflecting an increase of $3,297, or 11%. This increase was principally due to an increase in revenues as discussed above. Gross profit margin percentages for the nine months ended September 30, 2008 and 2007 were 43% and 45%, respectively. The decrease in profit margin for the period was primarily attributable to variations in product mix.

Preparedness Services gross profit was $12,050 or 45% of this segment’s revenues for the nine months ended September 30, 2008, as compared to $10,600 or 44% of this segment’s revenues for the nine months ended September 30, 2007. The increase in profit margin for this segment is primarily attributable to program changes during the period. Fraud and SIU Services gross profit was $10,118 or 42% of this segment’s revenues for the nine months ended September 30, 2008, as compared to $8,450 or 46% of this segment’s revenues for the nine months ended September 30, 2007. The decrease in gross profit margin in this segment was primarily due to increased use of third party consultants. Security Consulting and Investigations gross profit was $10,724 or 41% of this segment’s revenues for the nine months ended September 30, 2008, as compared to $10,545 or 46% of this segment’s revenues for the nine months ended September 30, 2007. The decrease in gross profit margin within this segment was primarily attributable to variations in product mix within our Bode unit.

Operating Expenses

Selling and marketing expenses were $8,374 or 11% of revenues for the nine months ended September 30, 2008, as compared to $12,258 or 19% of revenues for the nine months ended September 30, 2007. Of the $3,884 decrease in selling and marketing expenses, $7,732 is attributable to earnout expenses incurred during the nine months ended September 30, 2007 in connection with the May 11, 2007 JLWA modification agreement. This benefit was offset by an increased emphasis on our selling and marketing activities as well as the acquisition of FAIS on April 21, 2008. General and administrative expenses were $31,103 or 40% of revenues for the nine months ended September 30, 2008, as compared to $35,374 or 54% of revenues for the nine months ended September 30, 2007. The decrease of $4,271 or 12% is attributable to a reduction in professional and advisory fees related to our equity restructuring and equity financing, our acquisition of three companies during 2007, as well as improved efficiencies resulting from the integration of operations.

Liquidity and Capital Resources

For the Nine Months Ended September 30, 2008

We had a cash and cash equivalent balance of $2,969 as of September 30, 2008.

Cash used in operating activities was approximately $3,209 and $7,435 for the nine months ended September 30, 2008 and 2007, respectively, for a decrease of $4,226. The decrease was principally the result of a reduction in our net loss of $11,655, offset by decreases in our non-cash bad debt provision of $1,844 and in our amount due to the former members of JLWA for earnout of $7,732.

Cash used in investing activities for the nine months ended September 30, 2008 was $3,511, of which 2,548 was used for the purchase of FAIS and $921 represented purchases of property and equipment. Cash used in investing activities for the nine months ended September 30, 2007 was $15,524, of which $14,504 related to our acquisitions of Bode, Facticon and On Line Consulting. On April 21, 2008, we acquired substantially all of the business and net assets of FAIS to expand our investigation and surveillance business. The aggregate purchase price for this transaction was $2,164 in cash, a $350 broker’s fee, $34 in acquisition related legal expenses, and an earnout obligation.

Financing activities provided net funds of $5,263 and $4,406 for the nine months ended September 30, 2008 and 2007, respectively. The net cash provided for the nine months ended September 30, 2008 is primarily due to proceeds from the line of credit of $6,000, less repayment of notes payable for acquisitions of $700. The net cash provided for the nine months ended September 30, 2007 is primarily due to proceeds from the line of credit of $7,828, less repayment of notes payable for acquisitions of $3,403.

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

We have historically met our operating cash needs by using borrowings under our line of credit arrangement and through private placements of equity and debt securities and an underwritten public offering. At September 30, 2008, we had working capital of $15,270. We currently believe the cash on hand, operating improvements that we believe will result in additional cash flows from operations, and our current available borrowing level of $13,585 at September 30, 2008 under our line of credit facility will be sufficient to finance our operations through September 30, 2009.

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

Stock-Based Compensation

The Company has adopted the fair value recognition provisions of SFAS No. 123R, “Share Based Payment” (“SFAS 123R”).  Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13(a)-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow for timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls were effective as of September 30, 2008.

In their evaluation, our Chief Executive Officer and Chief Financial Officer identified the following changes and enhancements in our control environment, and in particular, our financial closing process, that we have implemented prior to September 30, 2008, that remedied our previously disclosed material weaknesses to the extent that they could conclude that our disclosure controls and procedures were effective as of September 30, 2008:

•
In connection with the filing of this Form 10-Q, we have been utilizing a more formal disclosure process for the Board and management resulting in a more detailed chronology and more detailed documentation of the discussions and analyses taking place, including a checklist of items we routinely consider, such as variances between financial results and forecasts, changes in relationships with key vendors, customers, lenders etc., company-wide initiatives, related party issues, new/emerging risks, credit agreement covenant adherence, tax, accounting, internal controls, governmental or other investigations, Management Discussion and Analysis discussions, and other matters. In addition, sub-certifications have been adopted to ensure accountability by the controllers and executives of each of our business units.

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

Changes in Internal Control Over Financial Reporting

We implemented the enhancements in our internal control over financial reporting outlined above during the quarter ended September 30, 2008.

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

In the federal matter, Anchondo vs. Facticon Inc. and GlobalOptions Group, Inc. in the U.S. District Court for the Central District of California, Peter Anchondo (the“Federal Plaintiff”), in a class action, is alleging that Facticon failed to pay overtime wages. Subsequent to the acquisition of the assets of Facticon by the Company, the Company was added as a defendant in said case, under the successor liability theory. A Motion for Summary Judgment was filed for the Court to contest the Company’s liability as a successor liable company. On March 7, 2008, the Court issued a ruling denying the Company’s Motion for Summary Judgment and issued a ruling granting a Motion for Summary Judgment in favor of the Federal Plaintiff ruling that the Company was in fact a successor party to the Plaintiffs actions. This ruling by the Court is in opposition to the Court’s original ruling dated March 3, 2008, wherein it granted the Company’s Motion for Summary Judgment. The Company filed a Motion for Reconsideration and the Judge reversed his opinion but ruled that the issue of successor liability must be litigated. In July 2008, the Company reached a tentative agreement with the Federal Plaintiff to settle this matter with a cash payment of $635, which the Court approved on November 10, 2008.

The State Court case Wonsch, et al. vs. Facticon Inc. and GlobalOptions Group, Inc. was filed in the State Court for the Central District of California, wherein Wonsch, the plaintiffs in the class action (the “State Plaintiffs”), have alleged that Facticon failed to pay overtime wages under the California Civil Code. This action is similar to the Anchondo case, but is limited to the state laws of California. Subsequent to the acquisition, the Company was added as a defendant in said case, under the successor liability theory; however, the Company has not filed a response under the successor liability claim, since the Company filed a motion with the California State Court to remove such case from the California State Court and for such case to be merged with the Anchondo case, and the California State Court has granted such motion. Although the cases have been merged, the Company must settle with each of the two plaintiff groups separately. Based upon preliminary discussions with the State Plaintiffs, the Company believes that it will be able to reasonably settle the Wonsch matter.

Under the terms of an escrow agreement, as amended, entered into by and between GlobalOptions and Facticon, the escrow agreement provides that 85,700 shares of the Company’s common stock and $100 in cash funds shall be held to satisfy this and other pre-acquisition obligations of Facticon. The Company and the stockholders of Facticon have agreed that the Company will not distribute any funds or stock as provided under the asset purchase agreement until the Anchondo case and the Wonsch cases are resolved, and if necessary, the Company shall use such stock and cash to resolve such matters. The Company has established a reserve in the amount of $776 to cover the Company for any additional costs in connection with the Anchondo and Wonsch cases that are not recoverable through the escrow amounts.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the third quarter of 2008, the Company withheld shares to pay taxes due upon the vesting of certain employees’ restricted stock. The following table provides information about such withholding during the quarter ended September 30, 2008:

Period	(a) Total Number of Shares (or Units) Withheld		(b) Average Price Paid per Share (or Unit)		(c) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Withheld Under the Plans or Programs
7/1/08-7/31/08	-		-		-
8/1/08-8/31/08	15,704	(1)	$2.09	(2)	-	(3)
9/1/08-9/30/08	-		-		-
Total	15,704	(1)	$2.09	(2)	-	(3)

(1) The Compensation Committee of the Company’s Board of Directors determined that, as of August 19, 2008, 25,000 shares of common stock held by Harvey W. Schiller, the Company’s Chairman and Chief Executive Officer, and 18,500 shares of common stock held by Jeffrey O. Nyweide, the Company’s Chief Financial Officer, were no longer subject to forfeiture and that 9,451 and 6,253 of such shares of common stock, should be withheld by the Company for the payment of taxes by Messrs. Schiller and Nyweide, respectively.

(2) The closing price of the Company’s common stock on the last business day prior to their vesting, August 18, 2008.

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

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting on July 24, 2008. A quorum was present at the Annual Meeting, with 7,038,203 outstanding shares of the Company’s common stock entitled to vote represented in person or by proxy.

At the Annual Meeting, the Company’s stockholders reelected each of our incumbent directors, to serve until our 2009 annual meeting of stockholders and until their successors are duly elected and qualify, by the following votes:

	Shares For	Shares Withheld
Harvey W. Schiller, Ph.D.	4,602,922	2,435,281
Per-Olof Lööf	4,603,881	2,434,322
John P. Oswald	4,764,079	2,274,124
Ronald M. Starr	4,605,331	2,432,872
John P. Bujouves	5,309,721	1,728,482

The Company’s stockholders voted to adopt and approve the Incentive Plan by the following votes:

Shares
For:	3,601,080
Against:	2,018,881
Abstain:	269,275

The Company’s stockholders voted to adopt and approve the Stock Purchase Plan by the following votes:

Shares
For:	3,937,946
Against:	1,697,615
Abstain:	253,675

The Company’s stockholders voted to ratify the appointment of Marcum & Kliegman LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 by the following votes:

Shares
For:	7,023,445
Against:	412
Abstain:	14,346

Item 5. Other Information.

There are no items required to be disclosed on Current Report on Form 8-K during the three months ended September 30, 2008 that were not so reported.

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

GLOBALOPTIONS GROUP, INC.

Dated: November 12, 2008	By:	/s/ Harvey W. Schiller

Harvey W. Schiller Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 12, 2008	By:	/s/ Jeffrey O. Nyweide

Jeffrey O. Nyweide Executive Vice President-Corporate Development, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)