Form 10-K
period 2008-12-31
GlobalOptions Group, Inc.
filed 2009-03-16
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($2.36) was $19,144,322.  Solely for the purposes of this calculation, shares held by directors and executive officers of the registrant have been excluded.  Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 6, 2009, there were 13,208,210 shares of the registrant’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Form 10-K
December 31, 2008
TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  To the extent that any statements made in this Annual Report on Form 10-K contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements may be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words or phrases of similar meaning.  Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements are subject to a number of risks and uncertainties discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.  All forward-looking statements attributable to us are expressly qualified by these and other factors.  We cannot assure you that actual results will be consistent with these forward-looking statements.

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

Item 1.	Business

(Dollar amounts in thousands, except per share amounts)

GlobalOptions Overview

GlobalOptions is an integrated provider of risk mitigation and management services to government entities, Fortune 1,000 corporations and high net-worth and high-profile individuals. We enable clients to identify, assess and prevent natural and man-made threats to the well-being of individuals and the operations of governments and corporations. In addition, we assist our clients in recovering from the damages or losses resulting from the occurrence of acts of terror, natural disasters, fraud and other risks. Our vision is to continue to build a comprehensive risk mitigation solutions company through both organic growth and acquisitions. In pursuit of our strategy, we have acquired and integrated nine complementary risk mitigation businesses since August 2005 that contributed an aggregate of approximately $103,000, $84,800 and $58,900, respectively, in revenues to our business during the years ended December 31, 2008, 2007 and 2006.

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

In recent years, the risk mitigation industry has experienced significant growth, primarily driven by the occurrence of natural and man-made disasters, heightened regulatory and compliance standards and flaws and gaps in existing risk mitigation policies and procedures. The importance of risk mitigation has evolved as governments, corporations and individuals are faced with actively managing a broad variety of elements of risk, including terrorism, litigation, fraud, compliance, business continuity, brand protection, cyber attacks, industrial espionage and regulatory issues. In response, the focus of risk mitigation has shifted to proactively evaluating, identifying, quantifying and managing elements of risk, in addition to reacting to critical events.

The risk mitigation industry is highly fragmented, comprised primarily of smaller, specialized providers of a particular service. Historically, purchasers of risk mitigation services have relied upon multiple vendors to satisfy their requirements. However, due to the growing importance of risk mitigation, we believe governments, corporations and individuals are seeking to address proactively all of their risk mitigation needs through a single solutions provider. Despite this trend, there are currently few large, independent providers capable of delivering the full range of services sought by clients. As the risk mitigation market continues to grow, we anticipate the pace of industry consolidation will increase.

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

•
Litigation and Compliance Support. In an increasingly stringent regulatory environment, governments and corporations have utilized litigation and compliance support services to ensure compliance with regulations and minimize the threat of litigation. Compliance support services assist organizations in effectively managing compliance with regard to financial reporting, government regulations and Securities and Exchange Commission (“SEC”) requirements. Litigation support services aid in the preparation for legal proceedings and include document review, case preparation, targeted investigations and witness interviewing.

Collectively, these risk mitigation services enable organizations to protect constituents, employees and stockholders as well as optimize preparation for and response to critical events. We believe these services have become vital to the operational effectiveness of organizations worldwide and that they will continue to be a primary point of emphasis going forward.

Market Opportunity

As a result of geo-political events, corporate scandals, natural and man-made disasters and increasing litigation costs, we believe proactive risk mitigation has become critical for government entities, corporations and individuals. Our target clients are now actively addressing their security needs, thereby driving increased demand for outsourced risk mitigation and management services. The emerging trend towards outsourcing these services represents a fundamental shift in demand and we believe has created a compelling opportunity for market growth in the risk assessment and mitigation industry. We believe the following key market trends define our opportunity.

Natural Disasters and Emergency Preparedness. Governments, corporations and individuals have increased their focus on disaster preparedness and prevention after witnessing the loss of life and financial impact of natural disasters and acts of terror, including Hurricane Katrina and the terror attacks of September 11, 2001. According to The Federal Emergency Management Agency (“FEMA”), in 2008, there were 75 major disaster declarations in the U.S., and public assistance for major disasters in the U.S. has averaged approximately $275,000,000 annually since 1998. While major catastrophes capture the attention of a global audience, smaller regional and localized disasters can be equally damaging to governments, corporations and individuals. We believe most government entities, corporations and individuals are not equipped to address communications continuity, coordinate a rapid response and handle insurance related issues effectively enough to satisfy their constituents, employees and stockholders.

Market Inefficiencies Created by Fraud. According to the Insurance Information Institute, the total annual cost of insurance fraud, including life and health insurance, is more than $100,000,000. The Coalition Against Insurance Fraud estimates insurance fraud’s overall impact on the consumer to be the equivalent of a hidden tax of approximately $1 per U.S. family on the cost of goods and services. We believe these market inefficiencies and the financial strain upon businesses as a result of insurance fraud have created a demand for expertise in investigative surveillance, business intelligence and other anti-fraud services.

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

Comprehensive Risk Mitigation Solutions. We have assembled what we believe to be core services utilized by clients seeking risk mitigation solutions. We are therefore able to offer a comprehensive suite of customized services designed to address each client’s specific needs. Our service offerings have been enhanced through our proprietary systems, such as GlobalTrak™, which provides both client and internal personell access to real-time, web-based reporting, communications and fraud program management tools, and through advanced technologies, such as the forensic DNA capabilities of the Bode Technology Group (“Bode”), part of our Security Consulting Investigations Unit.

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

Demonstrated Success with Strategic Acquisitions. Since August 2005, we have executed and integrated nine strategic acquisitions and retained selected key professionals, many as senior management. These acquisitions have contributed to our rapid growth in revenues, number of professionals, vertical industry coverage, areas of functional expertise, geographic presence and brand recognition. We believe our success with these acquisitions to be a key competitive advantage when pursuing additional acquisitions to broaden and deepen the scope of our services.

Growth Strategy

Our goal is to build a company with the risk mitigation industry’s most comprehensive solutions offering through a balance of organic growth and acquisitions. We intend to grow our business in the following manner.

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

Develop New Solutions. We will continue to develop and seek solutions to meet unique client and dynamic market segment needs by expanding and bundling our product and service offerings. As we continue to grow both organically and through acquisitions, we expect to meet additional needs of our clients. Evidence of this strategy is the continuing expansion of the capabilities of our enterprise-oriented solution, GlobalTrak.  Through our GlobalTrak platform we are building more enhanced client interface and support capabilities and additional tools to help us more efficiently manage our investigations.  Our DNA technology service we offer through Bode continues to develop new tools and technologies.

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

Our Business Units

We deliver risk mitigation and management services through four business units: Preparedness Services; Fraud and SIU Services; Security Consulting and Investigations; and International Strategies.

Preparedness Services

The Preparedness Services unit develops and implements crisis management and emergency response plans for disaster mitigation, continuity of operations and other emergency management issues for governments, corporations and individuals. We offer a full range of services to help our clients better prepare for, respond to and recover from disasters. We believe our ability to mobilize management, security and communications resources in an expedited manner differentiate us from our competitors. Services we provide include:

•	Business continuity plans

•	Emergency exercises and training programs

•	Post-disaster crisis communications assistance

•	Preparedness, response and recovery services

•	Strategic advisory services

•	Threat and impact assessments

The Preparedness Services unit is comprised of James Lee Witt Associates, LLC (“JLWA”) and is led by former FEMA Director James Lee Witt. Our staff includes seasoned crisis and emergency management leaders with significant experience in the public sector. Our Preparedness Services unit has 63 full-time employees and 4 part-time employees and is headquartered in Washington, D.C.

For the year ended December 31, 2008, we completed 98 crisis management and emergency response projects with average revenue of approximately $399.  Preparedness Services accounted for approximately 38% of our revenues for the year ended December 31, 2008.

Fraud and SIU Services

The Fraud and SIU Services unit provides investigative surveillance, anti-fraud solutions and business intelligence services to the insurance industry, law firms and multinational organizations. We provide services to clients both nationally and regionally through licensed investigators in all 50 states, as well as internationally through affiliates. Our investigators provide reports and intelligence on subjects such as workman’s compensation surveillance, unfair trade practices, political trends, economic forecasts, profiles on competitors and satellite reconnaissance. Services we provide include:

•	Anti-fraud training

•	Background investigations

•	Corporate investigations for liability

•	Fraud reporting

•	Insurance claims investigations

•	On-scene accident investigations

•	Regulatory compliance

•	Surveillance

Our proprietary GlobalTrak technology enables us to deliver real-time, web-based reporting, communications and fraud program management. By automating and streamlining investigative processes, GlobalTrak provides our clients with more expedient and cost-effective service. Our comprehensive software enables adjusters, claims representatives, risk managers and SIU departments to securely access and download status updates, including case receipts, assignments, work schedules, results of investigative activity, investigative reports and streaming video and audio. We believe GlobalTrak is a significant competitive differentiator and offers our clients a valuable enterprise solution.

The Fraud and SIU Services unit is comprised of the following acquired companies: Confidential Business Resources (“CBR”); Hyperion Risk, Inc. (“Hyperion Risk”); Secure Source, Inc (“Secure Source”); Facticon, Inc. (“Facticon”); and First Advantage Investigative Services (“FAIS”).  This unit is led by Halsey Fischer, a 20-year industry veteran and former President and Chief Executive Officer of CBR. Our investigative team includes highly educated and trained investigators who utilize extensive public and proprietary databases to uncover factual circumstances surrounding sensitive investigations. Our experts are capable of handling any type of investigative need anywhere in the world. Our anti-fraud services are national in scope, but local in expertise. Headquartered in Nashville, TN, the Fraud and SIU Services unit has 267 full-time and 115 part-time employees and has offices in southern California, Chicago, Dallas, Detroit, Orlando and  Philadelphia.

For the year ended December 31, 2008, we completed 34,891 investigations and anti-fraud projects with average revenue of just under $1. Fraud and SIU Services accounted for approximately 30% of our revenues for the year ended December 31, 2008.

Security Consulting and Investigations

The Security Consulting and Investigations unit delivers specialized security and investigative services to governments, corporations and individuals. We provide security assessments, anti-terrorism training, threat analyses, fraud prevention techniques, special event security, private travel management and the design, implementation and management of security systems. Services we provide include:

•	Business intelligence

•	Executive protection

•	Facility and IT security

•	Forensic DNA analysis and casework

•	Independent monitoring and regulatory compliance

•	IT and accounting forensics

•	Litigation support

Through Bode we are able to provide forensic DNA analysis, highly advanced and proprietary DNA collection products and research services to law enforcement agencies, federal and state governments, crime laboratories and disaster management organizations.

Our Security Consulting and Investigations unit is comprised of the following acquired companies: Safir Rosetti, LLC (“Safir”); Bode and SPZ Oakland Corporation, dba On Line Consulting Services, Inc. (“On Line Consulting”). This unit is led by Howard Safir, former New York City Police Commissioner. Our national network of security and investigative personnel has extensive backgrounds in the fields of security, investigations, intelligence, law enforcement and public safety. Headquartered in New York, NY, we have 141 full-time and 11 part-time employees in the Security Consulting and Investigations unit and have offices in Chicago, Dallas, Los Angeles Oakland, San Francisco and Lorton, VA.

For the year ended December 31, 2008, we completed 1,175 security and investigation projects (excluding Bode) with average revenue of $15. During the year ended December 31, 2008, Bode completed 112,085 DNA related projects with average revenue of about $1. Security Consulting and Investigations (including Bode) accounted for approximately 32% of our revenues for the year ended December 31, 2008.

International Strategies

The International Strategies unit provides multidisciplinary, international risk management and business solutions. We offer a full range of security and risk management services to foreign and domestic governments, corporations and individuals. We are experts at managing problems, clarifying decision-support situations and protecting or saving value and reputations, or even human lives. Services we provide include:

•	Corporate governance compliance

•	Crisis management

•	Emerging market services

•	Facility security

•	Global business intelligence

•	Investigation and litigation support

•	Personal protection

The International Strategies unit was our original core business and is led by Thomas Ondeck, a founder of GlobalOptions. Our management team, staff and advisory boards are comprised of legal experts, military and intelligence veterans, former senior policy makers, private investigators, security professionals and public relations experts who have deep relationships and extensive database expertise. Our security professionals have experience securing everything from pipelines and financial centers to chemical weapons factories, corporate headquarters and major sports and entertainment venues. Our private investigators assist law firms and corporations in managing legal battles in the U.S. and abroad. Headquartered and operated in Washington, D.C., we employ nine full-time employees and one part-time employee.

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

On April 21, 2008, we acquired substantially all of the business and assets of FAIS related to our Fraud and SIU Services unit.  The FAIS acquisition expands our Fraud and SIU Services unit’s risk mitigation expertise in the legal, business and insurance industries.

Underwritten Public Offering

On October 29, 2007, we completed an underwritten public offering of 4,500,000 shares of our common stock, receiving approximately $20,250 in gross proceeds ($18,200 in net proceeds).

We used a portion of the net proceeds from the proposed underwritten public offering to repay $4,300 of notes and $38 of related accrued interest and have been using the balance of the net proceeds for working capital and general corporate purposes.

In connection with the underwritten public offering, on October 29, 2007 we entered into an agreement with Canaccord Adams Inc. and Morgan Keegan & Company, Inc., as underwriters, who were paid aggregate fees of $1,418.

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

For the years ended December 31, 2008, 2007 and 2006, a limited number of clients accounted for a substantial percentage of our total revenues. For the year ended December 31, 2008, our two largest clients accounted for approximately 26% and 8% of our revenues. For the year ended December 31, 2007, our two largest clients accounted for approximately 29% and 9% of our revenues.  For the year ended December 31, 2006, our two largest clients accounted for approximately 51% and 11% of our revenues. Revenues from our largest client, the State of Louisiana,. accounted for 68%, 83%, and 84% of the revenues generated by our Preparedness Services unit during the years ended December 31, 2008, 2007 and 2006, respectively.

Sales and Marketing

Our business is intensely personal due to the highly confidential nature of the engagements and the critical nature of the brands, reputations, competitive positions and overall market perceptions that our services support. We believe our ability to provide services and retain clients is driven largely by reputation and personal relationships. Our senior management team and advisory boards have exceptional backgrounds and include former generals in the military, top government officials and corporate officers, intelligence and law enforcement officers, professional investigators and legal and crisis communications specialists, each of whom can leverage relationships with leaders in both the corporate and government markets.

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

Competition

The market for risk mitigation services is very competitive, highly fragmented and subject to rapid change. We operate in a number of geographic and service markets, all of which are highly competitive. We believe the principal competitive factors and key differentiators in this market are reputation, relationships, expertise, quality and scope of service and size of institution. Therefore, new market entrants as well as existing competitors that have strong brand recognition or highly recognized principals in the risk mitigation industry likely pose the greatest threat to our business. We believe, however, our reputation and the breadth and depth of our services provide us with key competitive strengths and differentiate us from our competitors.

Competitors in the risk management and security market include Control Risks Group Limited, ArmorGroup International plc, Kroll Inc., Toribos GmbH and Olive Security (UK) Ltd. Additionally, many of the national and international accounting and consulting firms, along with other companies such as FTI Consulting, Inc., Securitas AB and its subsidiary, Pinkerton Consulting & Investigations, Inc., Alvarez & Marsal, LLC, AlixPartners LLC, XRoads LLC, and LexisNexis Applied Discovery, provide investigative, consulting and other services that are similar to services we provide.

Employees

As of February 18, 2009 the Company had 480 full-time and 131 part-time employees. We enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

We hold a number of General Services Administration (“GSA”) Federal Schedules, which enable federal and state agencies to buy services and products from us. We are required to be in compliance with the Federal Acquisition Regulations (“FAR”) in providing these services and products to our federal and state government clients. We are subject to audit by the GSA to assure we maintain compliance with these requirements.

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

(Dollar amounts in Thousands, except per share amounts)

Risks Related to Our Business and Industry

We are an emerging company with a history of operating losses and may not become profitable.

We were founded in 1998 and are still in the process of developing our four business units: Preparedness Services; Fraud and SIU Services; Security Consulting and Investigations; and International Strategies. We have incurred significant operating losses since inception, including net losses available to common stockholders of approximately $7,956, $27,928 and $42,259 for the years ended December 31, 2008, 2007 and 2006, respectively. We cannot anticipate when or if we will achieve profitability in the future. We may not generate sufficient revenues to meet our expenses, operate profitably or utilize our net operating losses in the future.

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

Our future success and growth also largely depends upon our ability to attract, motivate and retain additional highly competent technical, management, service and operations personnel. The marketplace for these qualified individuals is highly competitive in the risk mitigation industry, and we cannot guarantee that we will be successful in attracting and retaining this personnel. Departures and additions of key personnel may be disruptive to and detrimentally affect our business, operating results and financial condition.

Because a small number of clients account for a substantial portion of our revenues, the loss of any of these clients, or a decrease in their use of our services, could cause our revenues to decline and losses to increase substantially.

Revenues from our services to a limited number of clients have accounted for a substantial percentage of our total revenues.  For the year ended December 31, 2008, our largest client accounted for approximately 26% of revenues.  For the year ended December 31, 2007, our largest client accounted for approximately 29% of revenues. For the year ended December 31, 2006, our two largest clients accounted for approximately 51% and 11% of revenues. Revenues from our largest client, the State of Louisiana, accounted for 68%, 83%, and 84% of the revenues generated by our Preparedness Services unit during the years ended December 31, 2008, 2007 and 2006, respectively.  Our contract with the State of Louisiana, is a time and materials contract under which the State is not required to purchase a minimum amount of our services. Therefore, this contract could cease producing revenues at any time with little or no notice.

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

           A key part of our growth strategy is to acquire complementary businesses. However, we may not be able to identify suitable acquisition candidates, obtain the capital necessary to pursue our acquisition strategy or complete acquisitions on satisfactory terms or at all. A number of competitors have also adopted a strategy of expanding and diversifying through acquisitions, including National Security Solutions Inc., blank check company of which Howard Safir, our Chief Executive Officer of our Security Consulting and Investigations Unit, and Adam Safir, our Chief Operating Officer of our Security Consulting and Investigations Unit, are the Chairman of the Board and a director, respectively.  Such persons may have conflicting interests in presenting acquisition opportunities to National Security Solutions Inc. and us.  In addition, we will likely experience significant competition in our effort to execute our acquisition strategy. As a result, we may be unable to continue to make acquisitions or may be forced to complete acquisitions on less favorable terms.

Our business is vulnerable to fluctuations in government spending and subject to additional risks as a result of the government contracting process, which often involves risks not present in the commercial contracting process.

Because many of our contracts are with government entities, our business is subject to a number of risks, including global economic developments, wars, political and economic instability, election results, changes in the tax and regulatory environments, foreign exchange rate volatility and fluctuations in government spending. Because many clients are federal, state or municipal government agencies with variable and uncertain budgets, the amount of business that we might receive from them may vary from year to year, regardless of the perceived quality of our business.

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

We depend upon our reputation and the individual reputations of our senior management team and advisory boards to obtain new client engagements. We also obtain a substantial number of new engagements from existing clients or through referrals from existing clients. Anything that diminishes our reputation or the reputations of our senior management team and advisory boards may make it more difficult to compete for new engagements or to retain existing clients and, therefore, could materially adversely affect our business. For example, a national television news story in 2007 that contained allegations regarding JLWA’s performance and billing practices under our contract with the State of Louisiana prompted a State auditor to review these allegations. Although we were awarded and subsequently executed a renewal contract with the State, the State may terminate this new contract without penalty upon limited notice. Any circumstances, including those where we are not at fault, and including any repercussions from the above events, that might publicly damage our goodwill, injure our reputation or damage our business relationships may lead to a broader material adverse effect on our business or prospects through loss of business, goodwill, clients, agents or employees. In particular, if the State of Louisiana were to terminate our contract, it may have a material adverse effect on our business.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could cause our stock price to decline.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business could be harmed.

As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting. Furthermore, our registered independent public accounting firm will be required to report on our assessment of the effectiveness of our internal control over financial reporting and separately report on the effectiveness of our internal control over financial reporting beginning with our fiscal year ending December 31, 2009.

 Failure to maintain an effective internal control environment could cause us to face regulatory action, result in delays or inaccuracies in reporting financial information or cause investors to lose confidence in our reported financial information, any of which could cause our stock price to decline.

In order to comply with public reporting requirements, we may need to strengthen the financial systems and controls of any business we acquire, and the failure to do so could adversely affect our ability to provide timely and accurate financial statements.

Immediately upon the acquisition of any company, we will be responsible for ensuring that the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) of any acquired company are effectively designed, operated and integrated with our disclosure controls and procedures. Our management and our independent registered public accounting firm may be required to test any acquired business’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing of internal control by our independent registered public accounting firm, may reveal deficiencies in an acquired company’s financial systems that are deemed to be material weaknesses with respect to our financial systems. The existence of these material weaknesses or any failure to improve an acquired company’s financial systems could result in delays or inaccuracies in reporting financial information, or non-compliance with SEC reporting and other regulatory requirements, any of which could subject us to sanctions from the SEC and The NASDAQ Stock Market LLC and adversely affect our business and stock price.

Our business depends, in part, on the occurrence of unpredictable events.

Our Preparedness Services unit assists governments, corporations and individuals in connection with, among other things, emergency management issues and natural and other disaster preparedness and recovery efforts. Our revenues may fluctuate significantly depending upon the occurrence, or anticipated occurrence, of events of this nature. For example, for the years ended December 31, 2008 and 2007, 26% and 29% of the Company’s revenues, or 52% and 61% of the Company’s revenues from government contracts, respectively, were generated by one contract with the State of Louisiana. Accordingly, any decrease in demand for our services in this area could materially adversely affect our results of operations.

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

As of December 31, 2008, we had approximately $19,968 of goodwill, which represented approximately 29% of our total assets. All of this goodwill resulted from previous acquisitions, and it is possible that future acquisitions will result in additional goodwill. We have implemented the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), which requires that existing goodwill not be amortized, but instead be assessed annually for impairment or sooner if circumstances indicate a possible impairment.  We determined that, at December 31, 2007, the amount of goodwill carried by our Fraud and SIU Services segment was in excess of fair value by approximately $5,144. As a result, we recorded a $5,144 impairment charge during the year ended December 31, 2007.  In the event that we again determine the book value of goodwill is further impaired, any such impairment would be charged to earnings in the period of impairment. Any such future impairment of goodwill under SFAS No. 142 could have a material adverse effect on our results of operations.

Competitive conditions could adversely affect our business.

We operate in a number of geographic and service markets, all of which are highly competitive. There are relatively few barriers preventing companies from competing with us and we do not own any patents or other technology that, by itself, precludes or inhibits others from entering our markets. As a result, new market entrants, particularly those who already have recognizable names in the risk mitigation industry, will likely pose a threat to our business. If we are unable to respond effectively to our competitors, some of which have greater financial resources or name recognition, our business and results of operations will be materially adversely affected. In the risk management and security market, our competitors include Control Risks Group Limited, ArmorGroup International plc, Kroll Inc., Toribos GmbH and Olive Security (UK) Ltd. Many of the national and international accounting and consulting firms, along with other companies such as FTI Consulting, Inc., Securitas AB and its subsidiary, Pinkerton Consulting & Investigations, Inc., Alvarez & Marsal, LLC, AlixPartners LLC, XRoads LLC, and LexisNexis Applied Discovery, provide investigative, consulting and other services which are similar to services we provide. Some of these firms have indicated an interest in providing services on a broader scale similar to ours and may prove to be formidable competitors if they elect to devote the necessary resources to these competitive businesses. The national and international accounting, consulting and risk management firms have significantly larger financial and other resources than we have, greater name recognition and long-established relationships with their clients, which also are likely to be clients or prospective clients of our company.

We are a worldwide business and are therefore influenced by factors and regulations in many countries.

We undertake our business worldwide. The occurrence of any of the following risks relating to the conduct of our business in foreign countries could have a material adverse effect on the market for our services, their value to our clients or our ability to provide them:

•	changes in, and difficulty in complying with, laws and regulations of the different countries, including authority to trade or perform our existing and future services;

•	nullification, modification and renegotiation of contracts;

•	reversal of current policies, including favorable tax policies, encouraging foreign investment or foreign trade, or relating to the use of local agents;

•	restrictive actions by local governments, including tariffs and limitations on imports and exports;

•	adverse economic conditions which might impact the generation and flow of capital; and

•	difficulty in collecting accounts receivable and longer collection times.

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

An unforeseen reduction in our revenues or cash flows, an increase in operating expenses or the consummation of an acquisition may require us to raise additional funds. To the extent we identify additional opportunities to raise cash, we may sell additional equity or convertible debt securities, which would result in further dilution of our stockholders. Stockholders may experience substantial dilution due to our current stock price and the amount of financing we may need to raise, and any securities we issue may have rights senior to our common stock. Any future indebtedness may contain covenants that restrict our operating flexibility.

We have limited access to the capital markets. The capital markets have been unpredictable in the past, especially for smaller companies or for unprofitable companies such as ours, and recent contractions in the capital markets have generally made financing more difficult to obtain.  In addition, the amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. As a result, efforts to secure financing on terms attractive to us may not be successful, and we may not be able to secure additional financing on any terms.

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

We are subject from time to time to litigation and other adverse claims related to our businesses, some of which may be substantial.  These claims have in the past been, and may in the future be, asserted by persons who are screened by us, regulatory agencies, clients or other third parties. Matters such as these, in which we may become defendants, may negatively impact our results of operations or cash flows, as well as our reputation.

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

Since our reverse merger in June 2005, the high and low bid price for our common stock has been $32.00 and $1.34 per share, respectively. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:

•	factors affecting demand for risk mitigation services such as the domestic and global security environment, competition and general economic conditions;

•	fluctuation in government spending that affects our contracts with government entities; and

•	changes in the laws and regulations of different countries that affect our ability to perform the services of a risk mitigation and management services company.

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

Our common stock has historically been sporadically or thinly traded.  While our common stock became listed on the NASDAQ Capital Market on September 26, 2007, there is no guarantee that our trading volume will increase. As a result, the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume may be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our common stock until we demonstrate that we can consistently operate profitably. As a consequence, there may be periods of several days or more when trading activity in our shares is low and a stockholder may be unable to sell his shares of common stock at an acceptable price, or at all. We cannot give stockholders any assurance that a broader or more active public trading market for our common stock will develop or be sustained, that current trading levels will be sustained or that we will continue to meet the requirements for listing on the NASDAQ Capital Market.

A  significant number of our shares recently became eligible for sale, and their sale could depress the market price of our common stock.

On February 17, 2009, we issued 2,817,235 shares of our common stock upon the conversion of 42,258.53 shares of our Series D Convertible Preferred Stock.

As of March 6, 2009, there were approximately 13,208,210 shares of our common stock outstanding and, subject to a 4.99% beneficial ownership limitation, an additional 875,317 shares of our common stock will be issuable upon conversion of the remaining shares of our Series D Convertible Preferred Stock.  In addition, if we undertake any additional financings involving securities convertible into shares of our common stock, the aggregate number of shares into which those securities are convertible will further increase our overhang.

As these shares of our common stock are resold in the public market, the supply of our common stock will increase significantly, which could decrease its price.

Our executive officers, directors and 10% stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our executive officers, directors and 10% stockholders control approximately 43% of the voting power represented by our outstanding shares (which voting power may decrease to 40% upon the conversion of all outstanding Series D Preferred Stock into common stock).  If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

Business Unit	Location	Area (sq.feet)	Year of Lease Expiration
Corporate Headquarters:	New York, New York	4,525	(1)

Preparedness Services:	Washington, D.C.	15,294	2015
	Little Rock, Arkansas	4,000	2009

Fraud and SIU Services:	Orlando, Florida	7,872	2011
	Nashville, Tennessee	2,942	2012

Security Consulting and Investigations:	Lorton, Virginia	38,505	2016
	New York, New York	9,179	2015
	Dallas, Texas	5,500	2012
	San Francisco, California	5,042	2012

 (1) The Company’s leases its Corporate Headquarters on a month to month basis.

Item 3.	Legal Proceedings

From time to time, we are involved in litigation arising in the ordinary course of business. We do not believe that we are involved in any litigation that is likely, individually or in the aggregate, to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

The Company was added as a defendant in federal and state litigation matters related to Facticon, which were initially filed prior to the Company’s acquisition of the assets of Facticon.

In the federal matter, Anchondo vs. Facticon Inc. and GlobalOptions Group, Inc. filed in the U.S. District Court for the Central District of California, Peter Anchondo (the “Federal Plaintiff”), in a class action, alleged that Facticon failed to pay overtime wages. Subsequent to the acquisition of the assets of Facticon by the Company, the Company was added as a defendant in said case, under the successor liability theory. A Motion for Summary Judgment was filed with the Court to contest the Company’s liability as a successor liable company.  On March 7, 2008, the Court issued a ruling denying the Company’s Motion for Summary Judgment and issued a ruling granting a Motion for Summary Judgment in favor of the Federal Plaintiff ruling that the Company was in fact a successor party to the Federal Plaintiff’s actions.  This ruling by the Court was in opposition to the Court’s original ruling dated March 3, 2008, wherein it granted the Company’s Motion for Summary Judgment. The Company filed a Motion for Reconsideration and the Judge reversed his opinion but ruled that the issue of successor liability must be litigated.  In July 2008, the Company reached a tentative agreement with the Federal Plaintiff to settle this matter and on December 22, 2008, the matter was settled in full with a cash payment of $657.

In the State Court matter, Wonsch, et al. vs. Facticon Inc. and GlobalOptions Group, Inc., filed in the State Court for the Central District of California, the plaintiffs in a class action (the “State Plaintiffs”), alleged that Facticon failed to pay overtime wages under the California Civil Code. This action was similar to the Anchondo case, but was limited to the state laws of California. Subsequent to the acquisition, the Company was added as a defendant in said case, under the successor liability theory.  On December 30, 2008, the Company and the State Plaintiffs agreed to settle this matter for the cash sum of $170, payable during the first quarter of 2009.

Under the terms of an escrow agreement, as amended, by and between GlobalOptions and Facticon, 85,700 shares of common stock and a note payable of $100 were held in escrow to satisfy the above mentioned legal matters and other pre-acquisition obligations of Facticon. In connection with the settlement of these Facticon legal matters, on December 22, 2008, the 85,700 shares of the Company’s common stock reverted back to the Company as treasury stock with a cost basis of $158 and the $100 note payable obligation to Facticon was canceled.  The Company has established a reserve in the amount of $193 to cover the Company for the settlement of the State Court matter.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock is quoted on the NASDAQ Capital Market under the symbol “GLOI”. From June 27, 2005 to March 6, 2007, when we effectuated a 1-for-8 reverse stock split, our common stock was quoted on the OTC Bulletin Board under the symbol “GLOI.OB”, and from March 7, 2007 to September 25, 2007, our common stock was quoted on the OTC Bulletin Board under the symbol “GOPG.OB”. Prior to June 27, 2005, there was no active market for our common stock. Based upon information furnished by our transfer agent, as of March 6, 2009, we had 207 holders of record of our common stock.

The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by the OTC Bulletin Board (as adjusted for the reverse stock split) and NASDAQ, as applicable:

Fiscal Year 2007	High	Low
First Quarter	$15.44	$8.75
Second Quarter	10.55	7.50
Third Quarter	8.30	3.02
Fourth Quarter	8.05	3.15

Fiscal Year 2008	High	Low
First Quarter	$4.02	$1.47
Second Quarter	2.99	1.90
Third Quarter	2.36	1.25
Fourth Quarter	2.45	1.25

Fiscal Year 2009	High	Low
First Quarter (1)	$2.15	$1.22

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

(1)  From January 1, 2009 through March 6, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock that may be issued upon the exercise of options and upon the vesting of restricted stock units (“RSUs”) under all of our equity compensation plans as of December 31, 2008. See “Executive Compensation—Benefit Plans” for a description of our stock option and incentive plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and upon vesting of RSUs (a)	Weighted average exercise price of outstanding options (does not include RSUs) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	1,000,774	$3.62	3,373,994	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	1,000,774	$3.62	3,373,994

(1)
Our 2005 Stock Option Plan and 2006 Stock Option Plan were adopted by our stockholders on August 8, 2005 and June 12, 2006, respectively. On October 17, 2006, our Board of Directors approved, and stockholders later ratified, that the remaining shares reserved, but unissued, with respect to any awards under the 2005 Stock Option Plan and 2006 Stock Option Plan were unreserved and that no new awards were to be issued under these plans. Our Amended and Restated 2006 Long-Term Incentive Plan and Amended and Restated 2006 Employee Stock Purchase Plan were adopted by our stockholders on July 24, 2008.

(2)
The number of securities remaining available for future issuances includes 1,396,112 under the Amended and Restated 2006 Long-Term Incentive Plan and 1,977,882 under the Amended and Restated 2006 Employee Stock Purchase Plan.

Sale of Unregistered Securities

On December 22, 2008, pursuant to a settlement agreement entered into in connection with the settlement of the Facticon legal matters discussed in detail in Item 3 of this Annual Report on Form 10-K, Facticon’s sellers forfeited back to the Company 87,500 shares of the Company’s common stock that had been part of the consideration paid to such sellers in connection with the Company’s acquisition of substantially all of the business and assets of Facticon in February of 2007.  Such shares had been held in escrow pursuant to an asset purchase agreement and an escrow agreement entered into in connection with such acquisition.  The following table provides information about such forfeiture:

Period	(a) Total Number of Shares (or Units) Forfeited	(b) Average Price Paid of $1.80 per Share (or Unit)
10/1/08-10/31/08	0	$0
11/1/08-11/30/08	0	$0
12/1/08-12/31/08	87,500	$0
Total	87,500	$0

Item 6.	Selected Financial Data

            Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

(Dollar amounts in thousands, except per share amounts)

Overview

GlobalOptions is an integrated provider of risk mitigation and management services to government entities, Fortune 1,000 corporations and high net-worth and high-profile individuals. We enable clients to identify, assess and prevent natural and man-made threats to the well-being of individuals and the operations of governments and corporations. In addition, we assist our clients in recovering from the damages or losses resulting from the occurrence of acts of terror, natural disasters, fraud and other risks. Our vision is to continue to build a comprehensive risk mitigation solutions company through both organic growth and acquisitions. In pursuit of our strategy, we have acquired and integrated nine complementary risk mitigation businesses since August 2005 that contributed an aggregate of approximately $103,000, $84,800, and $58,900 in revenues to our business during the years ended December 31, 2008, 2007 and 2006, respectively.

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

We deliver risk mitigation and management services through the following four business units:

•
Preparedness Services develops and implements crisis management and emergency response plans for disaster mitigation, continuity of operations and other emergency management issues for governments, corporations and individuals. This unit is comprised of  JLWA.

•
Fraud and SIU Services provides investigative surveillance, anti-fraud solutions and business intelligence services to the insurance industry, law firms and multinational organizations. This unit is comprised of the following acquired companies: CBR; Hyperion Risk; Secure Source; Facticon and FAIS.

•
Security Consulting and Investigations delivers specialized security and investigative services, such as security assessments, threat analyses and forensic DNA analysis and casework, to governments, corporations and individuals. This unit is comprised of the following acquired companies: Safir; Bode; and On Line Consulting.

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

The following table represents the revenue contribution by each of these three reporting segments as a percentage of our total revenues:

	For the Years Ended December 31,
Segment	2008	2007	2006

Preparedness Services	37.6%	35.4%	60.7%
Fraud and SIU Services	30.1	28.1	26.7
Security Consulting and Investigations	32.3	36.5	12.6
Total	100.0%	100.0%	100.0%

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

Operating Expenses

Our selling and marketing expenses primarily include salaries and commissions, as well as travel and other expenses, incurred by our employees who are involved in selling and promoting our services. The accrued earnout expenses related to the acquisition of JLWA are also reflected in our selling and marketing expenses. Our general and administrative expenses consist primarily of salaries, bonuses, depreciation and amortization, and stock-based compensation for our employees not performing work directly for our clients. Also included in general and administrative expenses are corporate support expenses such as legal and professional fees, investor relations, human resources, facilities, telecommunication support services, information technology, stock option expenses, salaries for members of our senior management team and impairment losses recognized on goodwill.

Results of Operations

The following is a summary of our operating results as a percentage of our total consolidated revenues for the periods indicated:

	For the years ended December 31,
	2008	2007	2006

Revenues	100%	100%	100%
Cost of revenues	58	56	52

Gross profit	42	44	48

Operating expenses:
Selling and marketing	11	17	14
General and administrative	39	52	41
Impairment loss on goodwill and intangibles	-	6	5

Total operating expenses	50	75	60

Loss from operations	(8)	(31)	(12)
Other income (expense), net	-	(1)	(17)

Net loss	(8)	(32)	(29)
Deemed dividends to Series A and B convertible preferred stockholders	-	-	(39)

Net loss applicable to common stockholders	(8)%	(32)%	(68)%

GlobalOptions’ Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenues

We had overall revenues of $104,187 for the year ended December 31, 2008, as compared to revenues of $87,131 for the year ended December 31, 2007, for an overall increase of $17,056 or 20%.  The increase in revenues for the year ended December 31, 2008 was principally attributable to a combination of organic growth and to our new client account relationships that we have obtained through the execution of our acquisition plan.

Preparedness Services revenues were $39,117 for the year ended December 31, 2008, as compared to $30,823 for the year ended December 31, 2007.  The increase of $8,294 or 27% was primarily attributable to an increase in revenues related to response and recovery efforts in Louisiana in connection with Hurricane Gustav as well as the flooding in Iowa and Indiana. The State of Louisiana, which retained JLWA to manage the state’s relief program related to Hurricanes Katrina, Rita, and Gustav, represented $26,647 of revenues for the year ended December 31, 2008, as compared to $25,536 of revenues for the year ended December 31, 2007.

Fraud and SIU Services revenues were $31,388 for the year ended December 31, 2008, as compared to $24,493 for the year ended December 31, 2007.  The increase of $6,895 or 28% was primarily attributable to the expansion of our client base through the acquisition of FAIS in April 2008 and benefitting from a full year of revenues from the Facticon acquisition, as well as through the addition of new program accounts.

Security Consulting and Investigations revenues were $33,682 for the year ended December 31, 2008, as compared to $31,815 for the December 31, 2007.  The increase of $1,867 or 6% was principally attributable to a full year of revenues from the acquisition of Bode, as well as through the expansion of our physical safety and security consulting practice.

Gross Profit

Our consolidated gross profit for the years ended December 31, 2008 and 2007 was $44,248 and $38,162, reflecting gross profit margins of 42% and 44%, respectively.  Preparedness Services gross profit was $17,323 or 44% of this segment’s revenues for the year ended December 31, 2008, as compared to $13,559 or 44% of this segment’s revenues for the year ended December 31, 2007. Fraud and SIU Services gross profit was $13,152 or 42% of this segment’s revenues for the year ended December 31, 2008, as compared to $11,117 or 45% of this segment’s revenues for the year ended December 31, 2007, due to changes in customer programs and product mix.  Security Consulting and Investigations gross profit was $13,773 or 41% of this segment’s revenues for the year ended December 31, 2008, as compared to $13,486 or 42% of this segment’s revenues for the year ended December 31, 2007, due primarily to changes in product mix at Bode.

Operating Expenses

Selling and marketing expenses were $11,504 or 11% of revenues for the year ended December 31, 2008, as compared to $14,821 or 17% of revenues for the year ended December 31, 2007, representing a decrease of $3,317 or 22%.  During the years ended December 31, 2008 and December 31, 2007, we incurred earnout charges of $720 and $6,330 respectively, in connection with the May 11, 2007 JLWA Modification Agreement.  The $5,610 decrease in earnout is offset by an increased emphasis on selling and marketing activities in 2008, including additional personnel dedicated to these activities.

General and administrative expenses were $40,348 or 39% of revenues for the year ended December 31, 2008, as compared to $44,908 or 52% of revenues for the year ended December 31, 2007. The decrease of $4,560 or 10% is principally due to personnel reductions implemented at the operating levels and corporate cost savings attributable to lower professional fees on account of reduced restructuring activities and fewer acquisitions in 2008.

Other Income (Expense), Net

Interest expense, net, was $352 for the year ended December 31 2008, as compared to $516 for the year ended December 31, 2007. The decrease of $164 or 32% was attributable to a net decrease in debt related to acquisitions.

GlobalOptions’ Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

We had overall revenues of $87,131 for the year ended December 31, 2007, as compared to revenues of $61,924 for the year ended December 31, 2006, for an overall increase of $25,207 or 41%.  The increase in revenues for the year ended December 31, 2007 was primarily attributable to our new client account relationships that we obtained through the execution of our acquisition plan.

Preparedness Services revenues were $30,823 for the year ended December 31, 2007, as compared to $37,556 for the year ended December 31, 2006.  The decrease of $6,732 or 18% was primarily attributable to a decrease in revenue from the State of Louisiana (principally in the third quarter of 2007), partially offset by JLWA’s revenues only being included since its March 10, 2006 acquisition date.  In the aftermath of Hurricane Katrina, JLWA was retained by the State of Louisiana to provide advice on the state’s overall response and recovery efforts.  Subsequently, JLWA was retained to establish and manage the State’s relief program related to Hurricanes Katrina and Rita.  The State of Louisiana represented $25,536 of revenues for the year ended December 31, 2007, as compared to $31,690 of revenues for the year ended December 31, 2006. The reduction in revenue in 2007 of $6,154 or 19% for the State of Louisiana was due to the scope of our work being narrowed and the transfer of certain of our personnel to the State of Louisiana.   Furthermore, the contract renewal process, which coincided with a request by the State to bring in more contractors and locally-hired personnel, took more time than expected to complete. As a result, our 2007 revenues were adversely affected, as a portion of the revenues we expected to recognize in 2007 under this contract were delayed until 2008.

Fraud and SIU Services revenues were $24,493 for the year ended December 31, 2007, as compared to $17,901 for the year ended December 31, 2006.  The increase of $6,592 or 37% was primarily attributable to the expansion of our client base through the acquisitions of Hyperion Risk in August 2006 and Facticon on February 28, 2007, including the addition of a significant new third party administrator client, through whom we generated $1,705 of investigation related revenue for the year ended December 31, 2007.

Security Consulting and Investigations revenues were $31,815 for the year ended December 31, 2007, as compared to $6,467 for the December 31, 2006.  The increase of $25,348 or 392% was attributable to the client base that we acquired in connection with the acquisitions of Safir in May 2006 for security consulting and investigations, On Line Consulting in January 2007 for fire and other building security, and Bode at the end of February 2007 for data banking and DNA investigations.

 Gross Profit

Our consolidated gross profit for the years ended December 31, 2007 and 2006 was $38,162 and $29,681, reflecting gross profit margins of 44% and 48%, respectively.  Preparedness Services gross profit was $13,559 or 44% of this segment’s revenues for the year ended December 31, 2007, as compared to $18,710 or 50% of this segment’s revenues for the year ended December 31, 2006.  The reduction in gross profit percentage was attributable to certain price reductions that we provided to Louisiana in order to competitively position ourselves for the 2007 contract renewal.  Fraud and SIU Services gross profit was $11,117 or 45% of this segment’s revenues for the year ended December 31, 2007, as compared to $8,340 or 47% of this segment’s revenues for the year ended December 31, 2006 due to changes in customer programs.  Security Consulting and Investigations gross profit was $13,486 or 42% of this segment’s revenues for the year ended December 31, 2007, as compared to $2,631 or 41% of this segment’s revenues for the year ended December 31, 2006.

Operating Expenses

Selling and marketing expenses were $14,821 or 17% of revenues for the year ended December 31, 2007, as compared to $8,635 or 14% of revenues for the year ended December 31, 2006. The increase of approximately $6,186 or 72% is primarily attributable to the increase in the JLWA acquisition earnout expense of $2,517, from $5,228 for the year ended December 31, 2006 to $7,745 for the year ended December 31, 2007. The substantial increase in earnout expense is due to the acceleration of earnout expense of $6,330 incurred in connection with the May 11, 2007 JLWA Modification Agreement. General and administrative expenses were $44,908 or 51% of revenues for the year ended December 31, 2007, as compared to $25,354 or 41% of revenues for the year ended December 31, 2006.  The increase of $19,080 or 75% is attributable to increased personnel, our 2007 and 2006 acquisitions, legal, accounting and other professional fees incurred in order to fulfill our responsibilities as a public company, costs incurred for our equity restructuring and costs incurred for due diligence related to the execution of our acquisition plan.

Other Income (Expense), Net

Interest expense was $813 for the year ended December 31 2007, as compared to $653 for the year ended December 31, 2006. The increase of $160 or 25% was attributable to higher balances on the Company’s line of credit as well as an increase in debt related to acquisitions during 2007.

Other expenses of $700 for the year ended December 31, 2007 is attributable to a prepayment premium of $800 incurred in connection with the accelerated payment of a $4.5 million promissory note due to the JLWA sellers, offset by a gain resulting from a lease settlement.

We also incurred costs in conjunction with notes payable issued on March 10, 2006, May 12, 2006 and June 28, 2006. These costs were capitalized to deferred financing costs, amortized over the term of the related debt and are presented as other income (expense), net. Additionally, in accordance with Emerging Issues Task Force Issue No. 00-27 “Application of Issue 98-5 to Certain Convertible Instruments,” the notes issued on June 28, 2006 were considered to have a beneficial conversion premium feature. For the year ended December 31, 2006, we recorded a debt discount of $6,922 related to this conversion premium and we recorded a debt discount of $600 as the value of the beneficial conversion feature related to the 8% promissory note issued in conjunction with the acquisition of Safir on May 12, 2006.

The aggregate of $2,694 of deferred financing costs, as well as the aggregate of $7,523 of deferred debt discounts, were amortized through June 29, 2006, the date the notes were exchanged for our Series B Convertible Preferred Stock.

Deemed Dividends to Series B Convertible Preferred Stockholders

At June 29, 2006, the date of issuance of our Series B Convertible Preferred Stock and related warrants, the fixed conversion price of the Series B Convertible Preferred Stock of $16.00 represented a discount to the market value of our common stock of $17.60 per share. In accordance with EITF 00-27 and EITF 98-5, we determined the relative fair value of the Series B Convertible Preferred Stock and warrants and allocated the proceeds received on a relative fair value basis. Based upon this calculation, the effective conversion price of the Series B Convertible Preferred Stock was determined to be $10.24 per common share, resulting in a beneficial conversion feature for a deemed dividend of $24,413 for the year ended December 31, 2006.

Liquidity and Capital Resources

We had a cash and cash equivalent balance of $5,276 as of December 31, 2008.

Cash used in operating activities was approximately $839 and $5,466 for the years ended December 31, 2008 and 2007, respectively.  Cash used in operating activities for the year ended December 31, 2008 resulted primarily from our net loss of $7,956 as well as an increase in the use of funds to finance accounts receivable of $1,219, offset by non-cash charges for depreciation and amortization of $4,366 and for stock based compensation of  $4,258.

Cash used in operating activities for the year ended December 31, 2007 resulted primarily from our net loss of $27,928, offset by non-cash charges of $3,917 for depreciation and amortization, $3,330 for stock based compensation, $5,144 related to the impairment of goodwill and intangible assets, and $7,732 related to the JLWA earnout accrual.

Cash used in investing activities for the year ended December 31, 2008 was $4,430, of which $2,548 related to the Company’s acquisition of FAIS. Cash used in investing activities for the year ended December 31, 2007 was $17,635, of which $15,195 related to the Company’s acquisitions of  On Line Consulting, Bode and Facticon.

We have been added as defendants in a litigation with certain entities that have brought actions against Facticon, arising from conditions that existed prior to our acquisition of Facticon in February 2007.  As of February 28, 2009, we have settled and paid the federal portion of this litigation at a gross cost of approximately $657 and have agreed to settle the state portion of the litigation for approximately $170 plus certain other payroll related taxes. In connection with the settlement, the sellers have forfeited back to us their interests in the $100 note receivable and the 87,500 shares of stock that we had held in escrow.    At December 31, 2008, we have reserved approximately $190 to settle this matter.

On April 21, 2008, GlobalOptions Group acquired substantially all of the business and net assets of FAIS to expand our Fraud and SIU services. Consideration for this transaction consisted of cash in the amount of $2,548.

Financing activities provided net funds of $6,123 and $5,994 for the years ended December 31, 2008 and 2007, respectively. Cash provided for the year ended December 31, 2008 was primarily due to the proceeds from our line of credit of $7,093, less repayment of notes payable of approximately $800, and the repurchase of common stock of approximately $208. Cash provided for the year ended December 31, 2007 was primarily due to the proceeds from issuance of common stock of $18,177, less repayment of notes payable of $12,231.

On May 11, 2007, we entered into the JLWA Modification Agreement with the JLWA Sellers. Under the modification, we agreed to make additional payments in the form of cash, promissory notes and common stock to the JLWA Sellers in exchange for eliminating the earnout provisions of the asset purchase agreement, which provided for a maximum additional payout of $15,400. The additional payments under the JLWA Modification Agreement consisted of (i) a cash payment of $2,000, which was paid on May 14, 2007, (ii) a promissory note in the principal amount of $4,500,  accruing interest at 5.65% per annum, due on January 15, 2008, subject to a 5% penalty fee if not paid on that due date, (iii) 300,000 shares of common stock, which were issued and subsequently registered on February 14, 2008, and (iv) a promissory note in the principal amount of $4,300, accruing interest at 11.0% per annum, due on August 11, 2008. The JLWA Sellers could request acceleration of the $4,300 promissory note upon the consummation of a Qualified Public Offering (as defined in the JLWA Modification Agreement) or any other qualified capital raise and they did request acceleration. On October 20, 2007, we reached an agreement with the JLWA Sellers under which the JLWA Sellers agreed to the prepayment of the principal and accrued interest on the $4,500 promissory note, originally due on January 15, 2008. In connection with this acceleration, on October 29, 2007, the Company paid a negotiated prepayment premium of $800 to compensate the JLWA Sellers for, among other things, foregone interest and the cost of accelerated tax payments.  The JLWA Sellers requested acceleration of this promissory note in connection with our separate underwritten public offering.  Further, in connection with the execution of the JLWA Modification Agreement, we executed an amendment of the employment and non-competition agreement with Mr. Witt. Under the terms of the amendment, upon his voluntary termination of employment without good reason, Mr. Witt would be obligated to reimburse us in an amount equal to (i) 25% of the number of shares issued to the JLWA Sellers within 12 months prior to such termination and (ii) 25% of the base salary of Mr. Witt paid within 12 months prior to such termination.

Effective as of March 31, 2008, the financial institution that provides a line of credit for us and our wholly owned subsidiaries entered into an amendment to our $20,000 working capital line of credit.  The applicable interest rate with respect to the amount outstanding under the line of credit ranges from 0.75% to 1.50%, based upon our liquidity, plus the greater of 6.25% or the lender’s most recently announced “prime rate.”  As of December 31, 2008, our net borrowings were $7,093 under the line of credit and based upon the amount of qualifying accounts receivable, we were eligible to draw up to a total of $18,594 under the line of credit.  The line of credit and all obligations outstanding thereunder are due and payable not later than March 30, 2009.  We are currently in discussions with respect to the renewal or replacement of this line of credit.  We anticipate that any renewal or replacement would be in an aggregate amount sufficient for our current working capital requirements.  There can be no assurance that we will successfully renew or replace this line of credit.

On October 29, 2007, we completed an underwritten public offering of 4,500,000 shares of our common stock, receiving approximately $20,250 in gross proceeds ($18,200 in net proceeds).  We used a portion of the net proceeds from the proposed underwritten public offering to repay $4,300 of notes and $38 of related accrued interest and have been using the balance of the net proceeds for working capital and general corporate purposes.  In connection with the underwritten public offering, on October 29, 2007 we entered into an agreement with Canaccord Adams Inc. and Morgan Keegan & Company, Inc., as underwriters, who were paid aggregate fees of $1,418.

On October 29, 2007, the Company borrowed $5,400 under the line of credit for the pre-payment of the JLWA $4,500 promissory note, pre-payment fee and accrued interest, and such amount was subsequently repaid.

For the year 2008, we have met our cash needs through operating cash flows and through borrowings under our line of credit.  At December 31, 2008, we had working capital of $16,747.   We believe that a combination of cost reductions that we have implemented during 2008 and will continue to implement in 2009, along with our targeted improvements in revenues in 2009, will allow us to generate improvements in 2009 cash flows from operations, as compared to 2008.  Furthermore, we believe that these improved operating cash flows, along with the proceeds from our line of credit arrangement, will be sufficient to finance our operations through December 31, 2009.

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

For DNA related revenues, revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence that an agreement exists, prices are fixed or determinable, services and products are provided to the client, and collectability is reasonably assured. The Company reduces revenue for estimated discounts and other allowances.

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

At December 31, 2007, the Company performed an evaluation of its goodwill. The Company performed its annual impairment tests of goodwill for three of its reporting segments: Preparedness Services, Fraud and SIU Services and Security Consulting Investigations, as required under SFAS 142. As a result of these tests, the Company determined that the amount of goodwill recorded in connection with the Fraud and SIU Services segment was impaired or not fully recoverable, as the current performance and future expectations do not support the carrying value of goodwill.  As a result, the Company recorded a $5,144 impairment charge during the year ended December 31, 2007 for the Fraud and SIU Services segment.

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

As a result of adopting SFAS 123R, the impact to the consolidated financial statements for the year ended December 31, 2006 was to record an expense of approximately $2,258 greater than if the Company had continued to account for stock-based compensation under APB 25 and is reflected within general and administrative expenses. The impact of the adoption of SFAS 123R on both basic and diluted net loss per share for the year ended December 31, 2006 was $1.01 per share.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measurement of fair value and expands disclosure about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board ("FASB") having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. We applied the provisions of the FASB Staff Position (“FSP”) on FASB No. 157, "Effective Date of FASB Statement 157" (“FSP FAS 157-2”) which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008.  The deferred nonfinancial assets and liabilities include items such as goodwill.  We are required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009 and we believe that the adoption of SFAS 157 will not be material to the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect  SFAS 141R to have an impact on the accounting for any future business acquisitions as of the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires (a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We expect SFAS 160 to have an impact on the accounting for any future business acquisitions as of the effective date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We are evaluating the implications of SFAS 161 and its impact on the financial statements has not yet been determined.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). The guidance of FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We expect that the impact of the adoption of FSP 142-3 will not be material.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We do not  expect  EITF 03-6-1 to have a material impact on our consolidated financial position and results of operations.

In November 2008, the EITF issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). This Issue addresses the impact that SFAS 141(R) and SFAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. This Issue is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, consistent with the effective dates of SFAS 141(R) and SFAS 160. The Company does not anticipate that EITF No. 08-6 will have a significant impact on the reporting of our results of operations.

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
Table of Contents to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
GlobalOptions Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of GlobalOptions Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GlobalOptions Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years ended December 31, 2008,  2007 and 2006 in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

New York, New York

March 10, 2009

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share amount)

ASSETS	December 31,
	2008	2007

Current assets:
Cash and cash equivalents	$5,276	$4,426
Accounts receivable, net	27,485	25,213
Inventories, net	2,522	2,326
Prepaid expenses and other current assets	862	792

Total current assets	36,145	32,757

Property and equipment, net	5,834	5,570
Intangible assets, net	5,981	7,270
Goodwill	19,968	19,768
Security deposits and other assets	553	578

Total assets	$68,481	$65,943

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$7,093	$-
Notes payable	400	800
Obligation to issue common stock	-	2,160
Accounts payable	6,199	5,723
Deferred revenues	585	543
Accrued compensation and related benefits	3,155	3,740
Other current liabilities	1,966	2,170

Total current liabilities	19,398	15,136

Long-term liabilities:
Notes payable, less current portion	-	396
Other long-term obligations	838	454
Total long-term liabilities	838	850

Total liabilities	20,236	15,986

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,900,000 shares authorized, no shares issued or outstanding
Series D convertible preferred stock, non-voting, $0.001 par value, 100,000 shares authorized, dividends do not accrue, no anti-dilution protection, 55,388.37 and 55,989.52 shares issued and outstanding, convertible into 3,692,743 and 3,732,821 shares of common stock
at December 31, 2008 and 2007, respectively, liquidation preference of $0.001 per share or $0.	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
10,486,935 shares issued and 10,379,868 shares outstanding at December 31, 2008, and
9,660,269 shares issued and outstanding at December 31, 2007	10	10
Additional paid-in capital	108,989	102,537
Accumulated deficit	(60,546)	(52,590)
Treasury stock; at cost, 107,067 and 0 shares at December 31, 2008 and December 31, 2007, respectively	(208)	-
Total stockholders' equity	48,245	49,957
Total liabilities and stockholders' equity	$68,481	$65,943

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(dollars in thousands, except per share amount)

	For the Years Ended December 31,
	2008	2007	2006

Revenues	$104,187	$87,131	$61,924

Cost of revenues	59,939	48,969	32,243
Gross profit	44,248	38,162	29,681

Operating expenses:

Selling and marketing	11,504	14,821	8,635

General and administrative	40,348	44,908	25,355

Impairment loss on goodwill and intangibles	-	5,144	3,144

Total operating expenses	51,852	64,873	37,134

Loss from operations	(7,604)	(26,711)	(7,453)

Other income (expense):

Interest income	27	297	477

Interest (expense)	(379)	(814)	(653)

Other income	-	100	-

Prepayment premium	-	(800)	-

Amortization of debt discounts on convertible
notes payable	-	-	(7,523)

Amortization of deferred financing costs	-	-	(2,694)

Other expense, net	(352)	(1,217)	(10,394)

Net loss	(7,956)	(27,928)	(17,847)

Deemed dividends on Series A and B convertible
preferred stock	-	-	(24,413)

Net loss applicable to common stockholders	$(7,956)	$(27,928)	$(42,259)

Basic and diluted net loss per share	$(0.81)	$(6.69)	$(19.36)

Weighted average number of common shares
outstanding - basic and diluted	9,834,069	4,177,435	2,183,324

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Year Ended December 31, 2008
(dollars in thousands)

					Series D
					Convertible		Additional
	Common Stock		Treasury Shares		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2008	9,660,269	$10	-	$-	55,989.32	$-	$102,537	$(52,590)	$49,957

Stock issued to consultants for services	26,984	-	-	-	-	-	167	-	167

Purchase of treasury shares	-	-	107,067	(208)	-	-	-	-	(208)

Issuance of common stock to sellers of JLWA in
satisfaction of $2,160 obligation to issue common stock	225,000	-	-	-	-	-	2,160	-	2,160

Issuance of common stock to sellers of JLWA	75,000	-	-	-	-	-	720	-	720

Issuance of common stock in connection with the conversion of Series D Convertible Preferred Stock	40,064	-	-	-	(600.95	-	-	-	-

Issuance of common stock to executive employees for future services	437,500	-	-	-	-	-	-	-	-

Issuance of common stock under employee stock purchase plan	22,118	-	-	-	-	-	34	-	34

Stock based compensation - restricted stock vested	-	-	-	-	-	-	1,058	-	1,058

Stock based compensation - employee stock purchase plan	-	-	-	-	-	-	11	-	11

Amortization of consultant stock option costs	-	-	-	-	-	-	122	-	122

Amortization of employee stock options costs	-	-	-	-	-	-	1,650	-	1,650

Amortization of consultant restricted stock unit costs	-	-	-	-	-	-	4	-	4

Amortization of employee restricted stock unit costs	-	-	-	-	-	-	526	-	526

Net loss	-	-	-	-	-	-	-	(7,956)	(7,956)

Balance, December 31, 2008	10,486,935	$10	107,067	$(208)	55,388.37	$-	$108,989	$(60,546)	$48,245

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Year Ended December 31, 2007
(dollars in thousands)

			Series A		Series B		Series C		Series D
			Convertible		Convertible		Convertible		Convertible
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2007	2,678,059	$3	6,380	$-	53,073	$-	-	$-	-	$-	$78,558	$(24,662)	$53,899

Fractional shares of common stock issued in connection with reverse split	42	-	-	-	-	-	-	-	-	-	-	-	-

Adjustment to Series B Convertible Preferred shares outstanding	-	-	-	-	(3)	-	-	-	-	-	-	-	-

Issuance of common stock in connection with the purchase of On Line Consulting	84,375	-	-	-	-	-	-	-	-	-	1,350	-	1,350

Issuance of common stock in connection with purchase of Facticon	87,500	-	-	-	-	-	-	-	-	-	1,400	-	1,400

Exercise of stock options	88,236	-	-	-	-	-	-	-	-	-	48	-	48

Cashless exercise of stock options	39,706	-	-	-	-	-	-	-	-	-	(318)	-	(318)

Stock issued to employees pursuant to 2006 Long-Term Incentive Plan	3,471	-	-	-	-	-	-	-	-	-	41	-	41

Stock issued to consultants for services	3,823	-	-	-	-	-	-	-	-	-	67	-	67

Stock based compensation - restricted stock vested	-	-	-	-	-	-	-	-	-	-	677	-	677

Amortization of consultant stock option costs	-	-	-	-	-	-	-	-	-	-	64	-	64

Amortization of employee stock options costs	-	-	-	-	-	-	-	-	-	-	2,480	-	2,480

Issuance of common stock in connection with the conversion of shares of Series A Convertible Preferred Stock	3,125	-	(50)	-	-	-	-	-	-	-	-	-	-

Equity restructuring (See Note 14)	630,765	-	(6,330)	-	(53,070)	-	59,400	-	19,706.52	-	-	-	-

Issuance of common stock in connection with qualified public offering net of offering costs	4,500,000	5	-	-	-	-	-	-	-	-	18,172	-	18,177

Conversion of Series C Convertible Preferred Stock into shares of common stock and share of Series D Convertible Preferred Stock	1,541,167	2	-	-	-	-	(59,400)	-	36,283.00	-	(2)	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(27,928)	(27,928)

Balance, December 31, 2007	9,660,269	$10	-	$-	-	$-	-	$-	55,989.52	$-	$102,537	$(52,590)	$49,957

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Year Ended December 31, 2006
(dollars in thousands)

			Series A		Series B		Series C		Series D
			Convertible		Convertible		Convertible		Convertible		Additional
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2006	1,811,323	$2	7,750	$-	-	$-	-	$-	-	$-	$11,600	$(6,815)	$4,787

Issuance of common stock in connection with the purchase of JLWA	102,459	-	-	-	-	-	-	-	-	-	2,000	-	2,000

Issuance of common stock to executive employee for future services	100,000	-	-	-	-	-	-	-	-	-	-	-	-

Issuance of common stock to consultant for future services	75,000	-	-	-	-	-	-	-	-	-	-	-	-

Issuance of common stock as finders fee in connection with the acquisition of Safir	10,883	-	-	-	-	-	-	-	-	-	175	-	175

Issuance of common stock to consultant for services	7,317	-	-	-	-	-	-	-	-	-	117	-	117

Amortization of deferred consulting fees	-	-	-	-	-	-	-	-	-	-	736	-	736

Issuance of Series B convertible preferred stock upon exchange of convertible notes payable and accrued interest	-	-	-	-	53,073	-	-	-	-	-	46,151	-	46,151

Issuance of common stock in connection with purchase of Safir	375,000	1	-	-	-	-	-	-	-	-	5,999	-	6,000

Issuance of common stock in connection with purchase of Secure Source	26,371	-	-	-	-	-	-	-	-	-	500	-	500

Issuance of common stock in connection with purchase of Hyperion Risk	84,081	-	-	-	-	-	-	-	-	-	1,500	-	1,500

Amortization of debt discounts on convertible notes payable	-	-	-	-	-	-	-	-	-	-	7,522	-	7,522

Amortization of stock options costs	-	-	-	-	-	-	-	-	-	-	2,258	-	2,258

Issuance of common stock in connection with the converstion of shares of Series A convertible preferred stock	85,625	-	(1,370)	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	-	(17,847)	(17,847)

Balance, December 31, 2006	2,678,059	$3	6,380	$-	53,073	$-	-	$-	-	$-	$78,558	$(24,662)	$53,899

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:

Net loss	$(7,956)	$(27,928)	$(17,847)

Adjustments to reconcile net loss to net cash used in operating activities:

Provision for bad debts	148	1,699	654

Depreciation and amortization	4,366	3,917	2,110

Deferred rent	448	38	136

Non-cash interest charges	4	37	10,219

Impairment of goodwill and intangible assets	-	5,144	3,144

Stock-based compensation	4,258	3,330	3,110

Loss on disposition of equipment	27	-	-

Changes in operating assets and liabilities:

Accounts receivable	(1,219)	(723)	(11,051)

Inventories	(196)	194	-

Prepaid expenses and other current assets	(70)	(59)	(12)

Security deposits and other assets	25	(264)	(165)

Accounts payable	459	769	495

Deferred revenues	42	396	(48)

Accrued compensation and related benefits	(585)	576	1,425

Due to former stockholder of CBR	-	-	(442)

Due to former members of JLWA for earnout	-	7,732	5,228

Other current liabilities	(536)	(432)	728

Other long-term obligations	(54)	108	-

Total adjustments	7,117	22,462	15,531

Net cash used in operating activities	(839)	(5,466)	(2,316)

Cash flows from investing activities:

Purchases of property and equipment	(1,638)	(1,520)	(287)

Purchase of intangible assets	(44)	(920)	(65)

Acquisition of FAIS	(2,548)	-	-

Acquisition of On Line Consulting	(200)	(988)	-

Acquisition of Facticon	-	(1,300)	-

Acquisition of Bode, less cash acquired of $284	-	(12,907)	-

Acquisition of JLWA	-	-	(6,004)

Acquisition of Safir, less cash acquired of $447	-	-	(1,693)

Acquisition Hyperion Risk, less cash acquired of $79	-	-	(2,202)

Net cash used in investing activities	(4,430)	(17,635)	(10,251)

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
(dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006

Cash flows from financing activities:

Net proceeds (repayments) under line of credit	$7,093	$-	$(543)

Proceeds from issuance of common stock
in connection with qualified public offering, net of offering costs	-	18,177	-

Proceeds from convertible notes payable	-	-	45,050

Repayment of convertible notes payable	-	-	(8,182)

Repayment of notes payable	(800)	(12,231)	(819)

Proceeds from exercise of stock options	-	48	-

Proceeds from issuance of stock in connection with ESPP	34	-	-

Repurchase of common stock	(208)	-	-

Deferred financing costs	-	-	(1,934)

Net cash provided by financing activities	6,119	5,994	33,572

Net increase (decrease) in cash and cash equivalents	850	(17,107)	21,005

Cash and cash equivalents - beginning of year	4,426	21,533	528

Cash and cash equivalents - end of year	$5,276	$4,426	$21,533

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$353	$827	$100

Supplemental disclosures of non-cash investing and financing activities:

Common stock issued to settle the obligation to issue common stock	$2,160	$-	$-

Common stock issued upon the cashless exercise of stock options	$-	$318	$-

Common stock issued upon conversion of Series A convertible
preferred stock	$-	$3	$86

Common stock ($1,541) and Series D convertible preferred stock ($36)
issued upon conversion of Series C convertible preferred stock	$-	$1,577	$-

Issuance of common stock ($631), Series C ($59) and Series D ($20)
convertible preferred stock in equity restructuring	$-	$1	$-

Issuance of Series B convertible preferred stock upon exchange of
convertible notes payable and accrued interest	$-	$-	$46,151

Deferred financing costs paid through the issuance of convertible notes	$-	$-	$761

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
 Consolidated Statements of Cash Flows, continued
(dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006

Supplemental non-cash investing and financing activity - acquisition of FAIS:
Assets acquired and liabilities assumed:
Accounts receivable	$1,201	$-	$-
Property and equipment	61	-	-
Intangible assets	1,625	-	-
Accounts payable	(17)	-	-
Other current liabilities	(322)	-	-

Total purchase price, paid in cash	$2,548	$-	$-

Supplemental non-cash investing and financing activity - acquisition of On Line Consulting:
Assets acquired and liabilities assumed:
Property and equipment	$-	$97	$-
Intangible assets	-	1,199	-
Goodwill recognized on purchase business combination	200	1,845	-
Accounts payable, accrued expenses and deferred revenues	-	(199)	-
Other current liabilities	-	(46)	-

Total purchase price	200	2,896	-

Less: Cash paid to acquire On Line Consulting	-	(988)	-
Non-cash consideration to seller	$200	$1,908	$-

Non-cash consideration consisted of:
Common stock issued to acquire On Line Consulting	$-	$1,350	$-
Notes payable issued to seller	-	558	-
Total non-cash consideration	$-	$1,908	$-

Supplemental non-cash investing and financing activity - acquisition of Bode:
Assets acquired and liabilities assumed:
Accounts receivable	$-	$5,510	$-
Inventories	-	2,519	-
Other current assets (including cash of $284)	-	560	-
Property and equipment	-	4,133	-
Intangible assets	-	310	-
Goodwill recognized on purchase business combination	-	1,377	-
Accounts payable, accrued expenses and deferred rent obligations	-	(1,217)	-

Total purchase price	-	13,192	-

Less: Cash acquired	-	(284)	-
Less: Cash paid to acquire Bode	-	(12,908)	-
Non-cash consideration to seller	$-	$-	$-

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
 Consolidated Statements of Cash Flows, continued
(dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006

Supplemental non-cash investing and financing activity - acquisition of Facticon:
Assets acquired and liabilities assumed:
Accounts receivable	$-	$759	$-
Property and equipment	-	34	-
Intangible assets	-	120	-
Goodwill recognized on purchase business combination	-	3,113	-
Accounts payable, accrued expenses and deferred revenues	-	(1,226)	-

Total purchase price	-	2,800	-

Less: Cash paid to acquire Facticon	-	(1,300)	-
Non-cash consideration to seller	$-	$1,500	$-

Non-cash consideration consisted of :
Note payable issued to seller	$-	$100	$-
Common stock issued to acquire Facticon	-	1,400	-
Total non-cash consideration	$-	$1,500	$-

Supplemental non-cash investing and financing activity - acquisition of JLWA:
Assets acquired and liabilities assumed:
Current assets	$-	$-	$4,345
Property and equipment	-	-	186
Intangible assets	-	-	4,930
Goodwill recognized on purchase business combination	-	-	883
Security deposits and prepaid expenses	-	-	100
Accounts payable, accrued expenses and deferred revenues	-	-	(2,041)

Total purchase price	-	-	8,403

Less: Cash paid to acquire JLWA	-	-	(6,003)
Non-cash consideration to seller	$-	$-	$2,400

Non-cash consideration, consisted of:
Common stock issued to acquire JLWA	$-	$-	$2,000
Note payable issued to seller	-	-	400
Total non-cash consideration	$-	$-	$2,400

Supplemental non-cash investing and financing activity - acquisition of Safir:
Assets acquired and liabilities assumed:
Current assets (including cash of $447)	$-	$-	$2,853
Property and equipment	-	-	181
Intangible assets	-	-	1,770
Goodwill recognized on purchase business combination	-	-	11,535
Security deposits and prepaid expenses	-	-	156
Accounts payable, accrued expenses and deferred revenues	-	-	(1,179)

Total purchase price	-	-	15,316

Less: Cash acquired	-	-	(447)
Less: Cash paid to acquire Safir	-	-	(1,494)
Less: Cash paid as finders fee	-	-	(200)
Non-cash consideration to seller	$-	$-	$13,175

Non-cash consideration consisted of:
Common stock issued to acquire Safir	$-	$-	$6,000
Common stock issued as finders fee	-	-	175
Note payable issued to seller	-	-	7,000
Total non-cash consideration	$-	$-	$13,175

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
 Consolidated Statements of Cash Flows, continued
(dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006

Supplemental non-cash investing and financing activity - acquisition of Secure Source:
Assets acquired and liabilities assumed:
Property and equipment	$-	$-	$101
Intangible assets	-	-	1,111
Goodwill recognized on purchase business combination	-	-	2,108
Other assets	-	-	2
Accounts payable, accrued expenses and deferred revenues	-	-	(109)

Non-cash consideration to seller	$-	$-	$3,213

Non-cash consideration consisted of:
Common stock issued to acquire Secure Source	$-	$-	$500
Note payable issued to seller	-	-	2,713
Total non-cash consideration	$-	$-	$3,213

Supplemental non-cash investing and financial activity - acquisition of Hyperion Risk:
Assets acquired and liabilities assumed:
Current assets (including cash of $80)	$-	$-	$878
Property and equipment	-	-	61
Intangible assets	-	-	688
Goodwill recognized on purchase business combination	-	-	2,815
Other assets	-	-	14
Accounts payable, accrued expenses and deferred revenues	-	-	(674)

Total purchase price	-	-	3,782

Less: Cash acquired	-	-	(80)
Less: Cash paid to acquire Hyperion Risk	-	-	(2,202)
Non-cash consideration to seller	$-	$-	$1,500

Non-cash consideration consisted of:
Common stock issued to acquire Hyperion Risk	$-	$-	$1,500,000

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

1.  Business Organization and Nature of Operations

GlobalOptions, LLC was formed in November 1998 as a limited liability company (“LLC”) in the state of Delaware.  On January 24, 2002, the LLC was recapitalized as a Delaware corporation with the name GlobalOptions, Inc. (“GlobalOptions”).  On June 24, 2005, GlobalOptions consummated a “reverse merger” transaction with a non operating public company accounted for as a recapitalization, with the result that on June 24, 2005, GlobalOptions became the subsidiary of a public company.   Following the  merger, the public company changed its name to GlobalOptions Group, Inc. (“GlobalOptions Group” or the “Company”) and began trading on the OTC (over the counter) Bulletin Board.

On March 6, 2007 the Company executed a 1 for 8 reverse stock split. All share and per share information preceding the date of this split has been retroactively restated.

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

              On February 28, 2007, GlobalOptions Group purchased the common stock of The Bode Technology Group, Inc. ("Bode"). Bode is a leading provider forensic DNA analysis and proprietary DNA collection tools based in Lorton, Virginia (See Note 4).

On April 21, 2008, GlobalOptions Group acquired substantially all of the business and net assets of Omega Insurance Services, Inc. (d/b/a First Advantage Investigative Services) (“FAIS”). FAIS is a surveillance, investigative and intelligence firm based in St. Petersburg, Florida (See Note 4).

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Actual results could differ from estimated amounts. Significant estimates and assumptions include reserves related to receivables and inventories, the recoverability of long-term assets, amortizable lives of intangible assets, determining goodwill reporting by business unit, purchase accounting, accruals related to performance based compensation plans, deferred taxes and related valuation allowances and valuation of equity instruments.   Global and other economic risks could affect the Company’s estimates.  The Company’s management monitors these risks and assesses its business and financial risks on a quarterly basis.

Concentrations of Credit Risk

Cash: The Company maintains its cash with high credit quality financial institutions.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.. As of  December 31, 2008 substantially all of the Company’s funds are held at one financial institution.

Accounts Receivable: The number of clients that comprise the Company’s client base, along with the different industries, governmental entities and geographic regions, including foreign clients, in which the Company’s clients operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support client receivables, however, the Company may require it’s customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risk. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific clients and past collections history. Credit losses have been within management’s expectations. At December 31, 2008 and 2007, the Company had allowances for doubtful accounts of $2,487 and $2,459, respectively.

Cash Equivalents: The Company considers all short-term investments with a maturity of twelve months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Reserves for obsolete inventories are provided for based on historical experience. At December 31, 2008 and 2007, the Company had reserve for obsolete inventory of $55 and $0, respectively.

The Company maintains inventories in connection with its DNA related services. Raw materials consist mainly of reagents, primers, enzymes, chemicals and plates used in genotyping and components to assemble DNA collection kits. Work in progress principally consists of data banking and casework not yet completed and partially assembled kits. Finished goods principally consist of kits that have been fully assembled, but have not been shipped.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has reviewed the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2008.  The Company intends to re-evaluate the carrying amounts of its amortizable intangibles at lease quarterly to identify any triggering events, including those that could arise from the current national and global economic crisis that would require us to conduct an impairment review. As described above, if triggering events require us to undertake an impairment review, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

Goodwill and Impairment

The Company accounts for its goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”  (“SFAS 142”). Under this standard, the Company is required to perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The testing for impairment of goodwill is performed in two steps: (1) potential impairment is identified by comparing the fair value of a reporting unit (based on market capitalization, discounted cash flows, or other acceptable methods) with its carrying amount; and (2) if fair value is less than the carrying amount, an impairment loss is estimated as the excess of the carrying amount of the goodwill over its fair value. Goodwill must be written down when impaired. The Company has adopted December 31 as the annual date for preparing its impairment assessment, unless other triggering events occur during the year which might indicate that an impairment has occurred.

Revenue Recognition and Related Costs

The Company applies the revenue recognition principles set forth under SEC Staff Accounting Bulletin (SAB) 104 with respect to all of its revenue. The Company adheres strictly to the criteria outlined in SAB 104, which provides for revenue to be recognized when (1) persuasive evidence of an arrangement exists, (2) delivery or installation has been completed, (3) the customer accepts and verifies receipt, and (4) collectability is reasonably assured.

For investigation, crisis management and non-DNA related security, revenue is recognized on a time and materials or fixed price arrangement and is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue related to fixed price arrangements is recognized based upon the achievement of certain contractual milestones or progress points within the project plan. Expenses incurred by professional staff in the generation of revenue are billed to the client and recorded as revenue when incurred.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

3.  Summary of Significant Accounting Policies, continued

Revenue Recognition and Related Costs, continued

Revenues earned on DNA related services are derived principally from the following sources: (1) forensic DNA analysis; (2) research and development projects; and (3) sales of DNA collection products. The Company recognizes revenues from forensic DNA analysis at the time tests are completed and the results are reported to the client. Revenues from research and development projects are recognized as the related research is completed and when the Company has satisfied specific obligations under the terms of the respective agreements. Revenues from the sales of DNA collection products are recognized upon delivery of the products to the client.

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

The Company expenses the cost of advertising as incurred. Advertising expense for the years ended December 31, 2008, 2007, and 2006 was approximately $55, $126 and  $62, respectively.

Income Taxes

The Company accounts for income taxes using the liability method as required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of such assets and liabilities. The Company establishes a valuation allowance for deferred tax assets. The Company was not required to provide for a provision for income taxes for the years ended December 31, 2008, 2007 and 2006, respectively, as a result of losses incurred during these periods.

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of January 1, 2007. The evaluation was performed for the tax years ended December 31, 2008, 2007, 2006, 2005, 2004 and 2003 which remain subject to examination for federal, state, and local income tax purposes by various taxing authorities as of December 31, 2008.  The Company files income tax returns with about one-half of the states, with concentrations of operations in Louisiana, California, Virginia and New York.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

3.  Summary of Significant Accounting Policies, continued

Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (“EITF 96-18”) which require that such equity instruments are recorded at their fair value on the measurement  date, which is typically the date the services are performed.  Stock based compensation for non-employees is accounted for under EITF 96-18 and is reflected within general and administrative expenses.

The Company accounts for stock-based compensation related to equity instruments issued to employees and directors in accordance with the provisions of SFAS 123R “Share Based Payment” (“SFAS 123R”).

The Company recognizes compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding, as adjusted, during the years presented. Common stock equivalents, consisting of stock options, restricted stock units (“RSUs”), warrants, Series A, B, C and D convertible preferred stock were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.  The basic weighted average number of shares was reduced for non-vested restricted stock awards and contingently returnable escrowed shares issued in connection with acquisitions, and was increased for non-contingent shares to be issued in connection with the JLWA modification agreement (See Note 10).

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

	At December 31,
	2008	2007	2006
Stock Options	634,687	1,191,665	1,028,793
Restricted Stock Units	366,087	-	-
Preferred Stock and Warrants	3,692,743	3,732,821	6,580,603
Potentially dilutive securities realizable from the vesting of performance based restricted stock	558,063	175,000	-
Contingently returnable shares related to the acquisitions of Facticon and Hyperion	-	78,923	53,844
Total Potentially Dilutive Securities	5,251,580	5,178,409	7,663,240

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

3.  Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measurement of fair value and expands disclosure about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board ("FASB") having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The Company applied the provisions of the FASB Staff Position (“FSP”) on FASB No. 157, "Effective Date of FASB Statement 157" (“FSP FAS 157-2”) which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008.  The deferred nonfinancial assets and liabilities include items such as goodwill. The Company is required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009 and the Company has determined that this implementation will have no material effect upon the consolidated financial statements. The adoption of SFAS 157, with respect to provisions applicable to the Company for the year ended December 31, 2008, did not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects SFAS 141R to have an impact on the accounting for any future business acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires (a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company expects SFAS 160 to have an impact on the accounting for any future business acquisitions.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is currently evaluating the expected effect of SFAS 161 on its consolidated financial statements and is currently not yet in a position to determine its effects.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

3.  Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). The guidance of FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company expects that the impact of the adoption of FSP 142-3 will not be material.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect EITF 03-6-1 to have a material impact on its consolidated financial position and results of operations.

In November 2008, the EITF issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). This Issue addresses the impact that SFAS 141(R) and SFAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. This Issue is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, consistent with the effective dates of SFAS 141(R) and SFAS 160. The Company does not anticipate that EITF No. 08-6 will have a significant impact on the reporting of our results of operations.

4. Acquisitions

As an integrated provider of risk mitigation and management services the Company has made acquisitions to enable it to build market share and establish management teams of key executives with industry experience. A portion of the cost of these acquired businesses is reflected as goodwill in the accompanying consolidated balance sheets.

Acquisition of JLWA

The acquisition of JLWA was made pursuant to a certain Asset Purchase Agreement (the “Initial JLWA Agreement”) dated January 13, 2006, and Asset Purchase Agreement – amendment No. 1 “Initial JLWA Agreement” between GlobalOptions Group and  the former owners of JLWA ( the “JLWA Sellers”). The aggregate purchase price paid for JLWA’s assets and business was $8,403 after finalization and payment of a purchase price adjustment of $546 on June 9, 2006. The aggregate purchase price consisted of a cash payment at closing of $3,600, a cash payment of $1,857 to pay off JLWA’s line of credit balance and related accrued interest, the issuance of 102,459 shares of common stock of GlobalOptions Group, valued at $2,000, a 4.6% note payable to JLWA of $400 that was paid on March 9, 2007, and a non-interest bearing working capital purchase price adjustment obligation of $546 that was paid on June 9, 2006  (Also see Note 10, discussion of JLWA 2007 Modification Agreement).

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

4. Acquisitions, continued

Acquisition of JLWA, continued

The assets and liabilities of JLWA have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of JLWA on March 10, 2006, the Company acquired identifiable intangible assets of approximately $4,930.  Of the identifiable intangibles acquired, $1,870 has been assigned to trade names and $3,060 to client relationships. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Assets Category	Amortization Period

Trade names	10 years
Client relationships	3 years

The following details the allocation of the final purchase price for the acquisition of JLWA, after the aforementioned purchase price adjustment recorded on June 9, 2006:

Fair Value
Accounts receivable	$4,345
Prepaid expenses	35
Property and equipment	186
Security deposits	65
Intangible asset - trade names	1,870
Intangible asset - client relationships	3,060
Accounts payable	(1,831)
Deferred revenues	(117)
Accrued expenses	(93)

Net fair values assigned to assets acquired and
liabilities assumed	7,520
Goodwill	883
Total	$8,403

The following presents a summary of the purchase price consideration for the purchase of JLWA:

Cash	$5,457
Note payable	400
Working capital purchase price adjustment, in cash	546
Value of common stock issued	2,000
Total Purchase Price Consideration	$8,403

The note payable of $400 that was paid on March 9, 2007 and bore interest at a rate of 4.6% per annum was subordinated to the Company’s line of credit (See Note 9).   On June 8, 2006, in connection with the finalization of the working capital adjustment for the purchase of JLWA, the Company recorded an adjustment of approximately $1,779, primarily related to uncollected accounts receivable, to reduce the total purchase price to approximately $8,404, and paid the final adjusted note and obligation payable of $546. In addition, the agreement provides for JLWA to obtain up to an additional $15,400 in earnout payments upon the attainment of certain revenue goals subsequent to the closing of the transaction and the continued employment of James Lee Witt, the former president and chief executive officer of JLWA.  On May 11, 2007, the earnout provisions of the agreement were modified (See Note 10).

The results of operations for JLWA for the years ended December 31, 2008 and 2007 and for the period from March 10, 2006 to December 31, 2006, are reflected in the Company’s results for the years ended December 31, 2008, 2007 and 2006, in the accompanying consolidated statements of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)
4. Acquisitions, continued

Acquisition of Safir

On May 12, 2006 GlobalOptions, a wholly-owned subsidiary of the Company, acquired substantially all of the business and assets of Safir.

The acquisition was made pursuant to a certain Asset Purchase Agreement dated January 27, 2006, as amended on May 12, 2006. The aggregate purchase price paid for Safir’s assets and business was approximately $15,316 consisting of $6,000 in 8% convertible promissory notes paid on June 29, 2006, $1,000 in 4% promissory notes of the Company (“4% Escrow Promissory Note”), due May 12, 2007, $6,000 in the common stock of GlobalOptions Group, consisting of 375,000 shares at $16.00 per share, payments to retire certain indebtedness of $1,941 of Safir previously advanced and a finders fee of $375 paid to QuanStar Group, LLC, a related party. The Company could prepay the obligation under the 4% Escrow Promissory Note in the amount of 1/3 of the collected amount of the purchased accounts receivable. The prepayments under the 4% Escrow Promissory Note were made on July 20, 2006, September 21, 2006, November 14, 2006, February 7, 2007 and March 12, 2007 and the Company paid $442, $164, $114, $50 and $40, respectively, in principal on the 4% promissory notes due on May 12, 2007.

The $6,000 8% convertible promissory note contained a feature that allowed, upon the election of the conversion option by the holder, for the holder to receive a premium of 10% of the note, just prior to conversion of the note into common stock. The Company recorded an adjustment of $600 for the value of this beneficial conversion premium feature as a conversion option liability in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) as the number of shares of common stock required to repay the note were not fixed and determinable. The debt discount was amortized to expense over the term of the note. As of June 29, 2006, the Company had recorded $368 of amortization of the debt discount. On June 29, 2006, the Company repaid this debt in full. Upon extinguishment, the Company reclassified the conversion option liability to additional paid-in capital and the unamortized debt discount of $233 was recorded as a loss on extinguishment of debt and classified as amortization of debt discount on convertible notes payable in the accompanying consolidated statement of operations for the year ended December 31, 2006.

The assets and liabilities of Safir have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Safir on May 12, 2006, the Company acquired identifiable intangible assets of $1,770, consisting of a trade name for $420, $70 for the value of non-servicing agreements and $1,280 for the value of client relationships. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade names	10 years
Non-compete agreements	3 years
Client relationships	3 years

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)
4.  Acquisitions, continued

Acquisition of Safir, continued

The following details the allocation of the purchase price for the acquisition of Safir:

Fair Value
Cash	$447
Accounts receivable	2,406
Prepaid expenses	108
Property and equipment	181
Intangible assets – trade name	420
Intangible assets – non-compete-agreements	70
Intangible assets – client relationships	1,280
Security deposits and other assets	48
Accounts payable	(487)
Accrued compensation and related benefits	(394)
Accrued expenses	(298)

Net fair values assigned to assets acquired and
liabilities assumed	3,781
Goodwill	11,535

Total	$15,316

The following presents a summary of the purchase price consideration for the purchase of Safir:

Cash	$1,941
Notes payable	7,000
Common stock	6,000
Finders fee paid in cash	200
Finders fee paid in shares of common stock	175
Total Purchase Price Consideration	$15,316

The results of operations for Safir for the years ended December 31, 2008 and 2007 and for the period from May 12, 2006 to December 31, 2006, are reflected in the Company’s results for the years ended December 31, 2008, 2007 and 2006, in the accompanying consolidated statements of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)
  4. Acquisitions, continued

Acquisition of Secure Source

On May 12, 2006, the Company acquired substantially all of the business and certain assets of Secure Source.

The acquisition was made pursuant to a certain Asset Purchase Agreement dated May 12, 2006, between the Company, Secure Source, Marian E. Nicastro and David W. Nicastro. The aggregate purchase price paid for Secure Source’s assets and business of $3,213 consisted of $250 in 5% promissory notes due May 12, 2009, $250 in 5% promissory notes paid on May 12, 2008, $750 in 5% promissory notes paid May 12, 2007, $1,463 in 3% promissory notes paid on June 29, 2006, and $500 in common stock of GlobalOptions Group, consisting of 26,371 shares at $18.96 per share.

The assets and liabilities of Secure Source have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Secure Source on May 12, 2006, the Company acquired identifiable intangible assets of $1,111, consisting of a trade name of $60, client relationships of $250, and the value of a non-compete agreement of $801. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade names	10 years
Non-compete agreements	3 years
Client relationships	3 years

The following details the allocation of the purchase price for the acquisition of Secure Source:

Fair Value
Property and equipment	$101
Other assets	2
Intangible asset – trade names	60
Intangible asset – non-compete agreements	801
Intangible asset – client relationships	250
Capital leases	(73)
Client advances	(36)
Net fair values assigned to assets acquired and
liabilities assumed	1,105
Goodwill	2,108
Total	$3,213

The following presents a summary of the purchase price consideration for the purchase of Secure Source:

Notes payable	$2,713
Value of common stock issued	500
Total Purchase Price Consideration	$3,213

The results of operations for Secure Source for the years ended December 31, 2008 and 2007, and for the period from May 12, 2006 to December 31, 2006, are reflected in the Company’s results for the years ended December 31, 2008, 2007 and 2006, in the accompanying consolidated statements of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

4. Acquisitions, continued

Acquisition of Hyperion Risk

On August 10, 2006, the Company acquired substantially all of the business and assets of Hyperion Risk.

The acquisition was made pursuant to a certain Asset Purchase Agreement dated August 10, 2006, between the Company and Hyperion Risk. The aggregate purchase price paid was $3,782, which consisted of $2,282 in cash, of which $260 was used for the payment by the Company of Hyperion Risk's credit line balance, $1,500 consisting of 84,081 shares of the common stock of the Company, valued at $17.84 per share.

The assets and liabilities of Hyperion Risk have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Hyperion Risk on August 10, 2006, the Company acquired identifiable intangible assets of $688, consisting of a trade name of $60, developed technology of $278, client relationships of $240 and the value of a non-compete agreement of $110.  The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade names	5 years
Developed technology	3 years
Client relationships	5 years
Non-compete agreements	3 years

The following details the allocation of the purchase price for the acquisition of Hyperion Risk:

Fair Value
Current assets (including cash of $80)	$878
Property and equipment	61
Security deposits and other assets	14
Intangible asset – non-compete agreements	110
Intangible asset – trade names	60
Intangible asset – developed technology	278
Intangible asset – client relationships	240
Accounts payable	(335)
Accrued payroll and related benefits	(78)
Other current liabilities	(219)
Deferred rent obligations	(42)

Net fair values assigned to assets acquired and
liabilities assumed	967
Goodwill	2,815
Total	$3,782

The following presents a summary of the purchase price consideration for the purchase of Hyperion Risk:

Cash	$2,282
Value of common stock issued	1,500

Total Purchase Price Consideration	$3,782

The results of operations for Hyperion Risk for the years ended December 31, 2008 and 2007, and for the period from August 10, 2006 to December 31, 2006, are reflected in the Company’s results for the years ended December 31, 2008, 2007 and 2006, in the accompanying consolidated statements of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

4. Acquisitions, continued

Acquisition of On Line Consulting

On January 9, 2007, GlobalOptions Group purchased substantially all of the business and assets of On Line Consulting.  The acquisition was made pursuant to a certain Asset Purchase Agreement dated January 9, 2007 (the “On Line Consulting Agreement”) between GlobalOptions Group and On Line Consulting. The aggregate purchase price paid for On Line Consulting, which amounted to approximately $2,896 plus the assumption of certain liabilities, was subject to a working capital purchase price adjustment that was finalized on November 10, 2008.

Purchase consideration, excluding the purchase price adjustment (which was finalized in the amount of $200), consisted of $1,546 in cash and 84,375 shares of common stock of GlobalOptions Group valued at $16.00 per share for a total value of $1,350. At closing, the Company paid $750 of the cash portion of the purchase price, and issued promissory notes for $417 paid January 9, 2008, and $141 due January 9, 2009.  On March 23, 2007, the Company paid cash of $224, and recorded an obligation of $14, which was paid on August 29, 2007.

Further, at closing, the Company delivered to the seller 46,875 shares of GlobalOptions common stock, with 37,500 shares which were held in escrow. On January 9, 2008, 18,750 of the escrow shares were delivered to the seller.  On November 10, 2008, the Company paid $200 of additional purchase consideration to the sellers of On Line Consulting as a result of having finalized the working capital purchase price adjustment specified in the OnLine Consulting Agreement.  The remaining 18,750 escrow shares were delivered to the seller on January 9, 2009.

All of the promissory notes issued in connection with the acquisition of On Line Consulting bear no stated interest rate. Accordingly, the promissory note obligations were recorded at their net present values discounted at a rate of 6% per annum.  Discounts amounted to $33 and $9 with respect to the $417 and $141 notes due January 9, 2008 and 2009, respectively. The accreted interest for the years ended December 31, 2008 and 2007 is approximately and $5 and $37, respectively.

The assets and liabilities of On Line Consulting were recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition. As part of the purchase of On Line Consulting on January 9, 2007, the Company acquired identifiable intangible assets of $1,199. Of the identifiable intangibles acquired, $70 has been assigned to trade names, $59 to non-compete agreements, and $1,070 to client relationships. The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade names	5 years
Non-compete agreements	3 years
Client relationships	7 years

The Company collected On Line Consulting’s accounts receivable in the amount of approximately $102, the obligations for which have been included in other current liabilities at December 31, 2008 and were paid on February 25, 2008.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

4. Acquisitions, continued

Acquisition of On Line Consulting, continued

The following details the allocation of the purchase price for the acquisition of On Line Consulting:

Fair Value
Property and equipment	$97
Intangible asset - trade names	70
Intangible asset – non-compete agreements	59
Intangible asset - client relationships	1,070
Accounts payable	(75)
Accrued compensation and related benefits	(84)
Deferred revenues	(40)
Capital lease obligation	(34)
Other liabilities	(12)

Net fair values assigned to assets acquired and
liabilities assumed	1,051
Goodwill	2,045
Total	$3,096

The following represents a summary of the purchase price consideration:

Cash	$1,174
Common stock	1,350
Amount due to seller	14
Notes payable	558
Total Purchase Price Consideration	$3,096

  The results of operations for On Line Consulting for the year ended December 31, 2008 and for the period from January 10, 2007 to December 31, 2007, are reflected in the Company’s results for the years ended December 31, 2008 and 2007 in the accompanying consolidated statements of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

4. Acquisitions, continued

Acquisition of Bode

On February 28, 2007, the Company acquired the common stock of Bode. Bode provides forensic DNA analysis, proprietary DNA collection products, and related research services to law enforcement agencies, federal and state governments, crime laboratories and disaster management organizations and is based in Lorton, Virginia. Bode was a wholly-owned subsidiary of ChoicePoint Inc., a Georgia corporation ("ChoicePoint"). The acquisition was made pursuant to a certain Stock Purchase Agreement, dated February 28, 2007, between ChoicePoint Government Services Inc., ChoicePoint and the Company. On March 8, 2007, Bode was reincorporated in the state of Delaware.  On September 26, 2007, the Company recorded a working capital adjustment in connection with the acquisition of Bode in the amount of $692, paid on October 1, 2007 resulting in an as adjusted total purchase price of $13,192.  On December 31, 2007 the Company recorded an additional purchase price adjustment of $110 related to the valuation of the opening inventory balance.  The $692 and $110 adjustment amounts were recorded as additional goodwill.

The assets and liabilities of Bode have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Bode on February 28, 2007, the Company acquired identifiable intangible assets of $310.  Of the identifiable intangibles acquired, $200 has been assigned to trade names and $110 to developed technology.  The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade names	10 years
Developed technology	5 years

The following details the allocation of the purchase price for the acquisition of Bode:

Fair Value
Cash and cash equivalents	$284
Accounts receivable	5,510
Inventories	2,519
Other current assets	276
Property and equipment	4,133
Intangible asset – trade names	200
Intangible asset – development technology	110
Accounts payable	(545)
Deferred rent obligations	(94)
Accrued expenses	(578)

Net fair values assigned to assets acquired and liabilities assumed	11,815
Goodwill	1,377
Total purchase price in cash	$13,192

The purchase price was paid entirely in cash.

The results of operations for Bode for the year ended December 31, 2008 and for the period from March 1, 2007 to December 31, 2007, are reflected in the Company’s results for the years ended December 31, 2008 and 2007 in the accompanying consolidated statements of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

4.      Acquisitions, continued

Acquisition of Facticon

On February 28, 2007, GlobalOptions Group purchased substantially all of the business and assets of Facticon.

The acquisition was made pursuant to a certain Asset Purchase Agreement, dated February 28, 2007 (the "Facticon Agreement"), between GlobalOptions Group and Facticon. The aggregate purchase price paid was $2,800, which consisted of $1,300 in cash, a promissory note payable to the seller of $100 and 87,500 shares of common stock in GlobalOptions Group, valued at $1,400 and the assumption of certain liabilities.  Of the total purchase price, the $1,300 cash portion, the $100 promissory note and the stock portion were placed into an escrow account and pursuant to the escrow agreement (“Facticon Escrow Agreement”) were to be disbursed upon the satisfaction of claims of certain tax jurisdictions, creditors and litigants against the seller.   The Facticon Agreement was amended to extend the period of time allotted to resolve such claims against Facticon through December 31, 2008.

The assets and liabilities of Facticon have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition.  As part of the purchase of Facticon on February 28, 2007, the Company acquired identifiable intangible assets of $120, consisting of $60 for a trade name and $60 for the value of client relationships.  The acquired intangibles have been assigned definite lives and are subject to amortization, as described in the table below.  In addition, the Company has recorded an adjustment of approximately $693 to record additional goodwill and an accrued liability in connection with the Company’s estimated successor liability obligations.  The successor liability obligations were shown net of approximately $270 that the Company estimates may be recoverable from the seller though amounts held in escrow.

On December 22, 2008, the Company settled certain successor liabilities, resulting in the sellers returning to the Company the $100 note payable to seller and 87,500 shares of the Company stock, valued at $158.

The following details the amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Trade name	5 years
Client relationships	3 years

The following details the allocation of the purchase price for the acquisition of Facticon:

Fair Value
Accounts receivable	$759
Property and equipment	34
Intangible assets – trade name	60
Intangible assets – client relationships	60
Accounts payable	(185)
Accrued compensation and related benefits	(237)
Accrued expenses	(804)
Net fair values assigned to assets acquired and liabilities assumed	(313)
Goodwill	3,113

Total	$2,800

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

4.      Acquisitions, continued

Acquisition of Facticon, continued

The following presents a summary of the purchase price consideration for the purchase of Facticon:

Cash	$1,300
Note issued to seller	100
Value of common stock issued	1,400

Total Purchase Price Consideration	$2,800

The results of operations for Facticon for the year ended December 31, 2008 and for the period from March 1, 2007 to December 31, 2007, are reflected in the Company’s results for the years ended December 31, 2008 and 2007 in the accompanying consolidated statements of operations.

Acquisition of FAIS

On April 21, 2008, GlobalOptions Group acquired substantially all of the business and net assets of FAIS. The aggregate purchase price paid for the assets and business was $2,548, consisting of cash in the amount of $2,164, a broker fee of $350 and acquisition and related legal expenses of $34.

The agreement had provided for the sellers to obtain up to an additional $2,000 upon the attainment of certain revenue goals subsequent to the closing of the transaction. On November 20, 2008, the Company determined that the revenue goals under the earnout would not be achieved and thus FAIS would not qualify for any additional purchase price consideration.

The assets and liabilities of FAIS were recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition. As part of the purchase of FAIS on April 21, 2008, the Company acquired certain identifiable intangible assets valued in the aggregate at $2,790. Of the identifiable intangibles acquired, approximately $290 had been assigned to a non-compete agreement and $2,500 to client relationships.

The calculated value of these intangible assets created an excess of the fair value of assets acquired over the purchase price.  SFAS No. 141 – “Business Combinations” (“SFAS 141”), requires that when a business combination involves the payment of contingent consideration that might result in recognition of additional cost of the acquired entity when the contingency is resolved, an amount equal to the lesser of the maximum contingent consideration or the excess of fair value over the cost of the acquired entity is to be  recognized as if it were a liability. Upon the resolution of the contingency and upon issuance of the consideration, any excess of consideration over the amount that was recognized as a liability is to be recognized as additional cost of the acquired entity. If the amount initially recognized as if it were a liability exceeded the consideration issued, that excess amount shall be allocated as a pro rata reduction of the amounts assigned to property and equipment and intangible assets acquired. In accordance with SFAS 141, the Company had initially recorded a liability of $1,206 representing the difference between the fair value of the assets acquired and the consideration transferred to the sellers at the closing date excluding contingent consideration.  On November 20, 2008, the Company determined that no earnout was to be paid.  Accordingly, the Company has recorded an adjustment to the purchase price, reflecting a $41 reduction in net property and equipment and $1,165 of net identifiable intangible assets consisting of reductions of $129 for non-compete agreements, $1,145 for client relationships less $109 of accumulated amortization.  The purchase price adjustment will affect depreciation and amortization on a prospective basis.

The Company also recorded a liability of approximately $274 as a reserve for exit activities pursuant to EITF Issue No. 95-3 – “Recognition of Liabilities in Connection With a Purchase Business Combination” (“EITF 95-3"). Under EITF 95-3, the estimated costs of certain salary and severance expenses of transitional employees were accrued and accounted for as part of the purchase price.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

4. Acquisitions, continued

Acquisition of FAIS, continued

The following details amortization periods for the identifiable, amortizable intangibles:

Intangible Asset Category	Amortization Period
Non-compete agreements	3 years
Client relationships	7 years

The following details the allocation of the purchase price for the acquisition of FAIS as adjusted for the November 20, 2008 determination that the contingent purchase price earnout would not be paid:

Fair Value
Accounts receivable	$1,201
Property and equipment	61
Intangible asset – non-complete agreements	182
Intangible asset – client relationships	1,443
Accounts payable	(17)
Accrued liabilities	(48)
Cost of exit activities	(274)

Net fair value assigned to assets acquired and liabilities assumed	$2,548

The following represents a summary of the purchase price consideration:

Fair Value
Cash	$2,164
Broker fee	350
Legal fee	34
Total Purchase Price Consideration	$2,548

The results of operations of FAIS for the period from April 21, 2008 to December 31, 2008 are reflected in the Company’s consolidated results for the year ended December 31, 2008 in the accompanying consolidated statements of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

4. Acquisitions, continued

Unaudited Pro-Forma Financial Information

The following presents the unaudited pro-forma combined results of operations of the Company with JLWA, Safir, Secure Source, Hyperion Risk, On Line Consulting, Bode, Facticon and FAIS from the beginning of the year of acquisition in addition to the entire fiscal year preceding the acquisition of their net assets or common stock. The respective acquisition dates are March 10, 2006 for JLWA, May 12, 2006 for Safir and Secure Source, August 10, 2006 for Hyperion Risk, January 9, 2007 for On Line Consulting, February 28, 2007 for Bode and Facticon and April 21, 2008 for FAIS.

	For the Years Ended December 31,
	2008	2007	2006
Revenues	$107,178	$102,561	$98,442

Net loss available to common stockholders	$(9,112)	$(32,636)	$(53,169)

Pro-forma basic and diluted net loss per common share	$(0.93)	$(7.81)	$(21.68)

Pro-forma weighted average common shares outstanding - basic and diluted	9,834	4,179	2,452

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisitions of JLWA, Safir, Secure Source, Hyperion Risk, On Line Consulting, Bode, Facticon and FAIS had been completed as of the beginning of 2006, 2007 or 2008, nor are they necessarily indicative of future consolidated results.

5. Inventories

Inventories are comprised of the following:

	December 31,
	2008	2007
Raw materials	$1,373	$900
Work in progress – DNA analysis	304	480
Finished goods	900	946
	$2,577	$2,326
Less: Reserve for obsolescence	(55)	0
Total	$2,522	$2,326

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

6.  Intangible Assets and Goodwill

Intangible Assets

Intangible asset activity consist of amounts related to the 2006 acquisitions, consisting of JLWA, Safir, Secure Source and Hyperion Risk, the 2007 acquisitions, consisting of On Line Consulting, Bode and Facticon and the 2008 acquisition of FAIS.

Intangible assets are comprised of the following:

	Trade Names	Developed Technology	Non- Compete Agreements	Client Relationships	Patents		Accumulated Amortization	Total
Balance as of January 1, 2007	2,490	330	1,440	5,380	-		(2,010)	7,630

Acquisition of On Line Consulting	70	-	59	1,070	-		-	1,199
Acquisition of Bode	200	110	-	-	-		-	310
Acquisition of Facticon	60	-	-	60	-		-	120
Costs of patents	-	-	-	-	70		-	70
Purchase of customer relationships	-	-	-	850	-		-	850
Abandonment of trade names	(260)	-	-	-	-		260	-
Amortization expense	-	-	-	-	-		(2,909)	(2,909)
Balance as of December 31, 2007	$2,560	$440	$1,499	$7,360	$70		$(4,659)	$7,270

Additions:
Acquisition of FAIS	-	-	290	2,500	-		-	2,790
Costs of patents	-	-	-	-	45		-	45
Purchase Price Adjustment - FAIS	-	-	(129)	(1,145)	-		109	(1,165)
Amortization Expense	-	-	-	-	-		(2,959)	(2,959)
Balance as of December 31, 2008	$2,560	$440	$1,660	$8,715	$115		$(7,509)	$5,981

Weighted average amortization period at December 31, 2008 in years	6.4	0.9	0 .5	2.6	-	(1)

(1)  Patents not yet approved and as such, amortization period has not yet begun

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

 6.  Intangible Assets and Goodwill, continued

Intangible Assets, continued

The estimated amortization of amortizable intangible assets are comprised of the following for the five years ending December 31, 2013:

For the Years Ending	Trade	Developed	Non-Compete	Client
December 31,	Names	Technology	Agreements	Relationships	Patents	Total
2009	$305	$35	$225	$1,148	$-	$1,713
2010	305	22	54	857	-	1,238
2011	251	22	13	639	-	925
2012	207	4	-	509	-	720
2013	207	-	-	346	-	553
thereafter	471	-	-	246	115	832
Totals	$1,746	$83	$292	$3,745	$115	$5,981

During the years ended December 31, 2008, 2007 and 2006, the Company recorded amortization expense related to the acquired amortizable intangibles of approximately $2,959, $2,909 and $1,872, respectively.  For the year ended December 31, 2007, the Company recorded a charge to general and administrative expense of approximately $186 (which was included in amortization expense) in connection with the abandonment of the trade names previously used within Hyperion, Secure Source and Facticon.  For the year ended December 31, 2006, the Company recorded a charge to general and administrative expenses of approximately $116 for the impairment of the value of a non-compete agreement.

On December 17, 2007, the Company entered into a five year agreement with an insurance service company to provide Fraud and SIU services.  In connection with the agreement, the Company paid a cash inducement fee of $850, which has been recorded as an intangible asset – client relationships, as a fee paid to obtain a revenue generating client relationship.  This intangible asset will be amortized on a straight line basis over the term of agreement.  In addition, the agreement included a contingent fee of $150, payable 15 months from closing, for which a portion is subject to forfeiture if revenues under the agreement do not meet certain agreed upon goals.  Under the terms of the agreement, the Company will pay a commission upon the achievement of certain gross revenues at rates ranging from 3% to 7%.  For each twelve month period ending on the first, second, third, fourth, and fifth anniversaries of the agreement, the Company will pay an additional commission in an amount equal to 3% of all revenues in excess of $2,100 up to $3,000; 5% of all revenues in excess of $3,000 up to $4,000; and 7% of all revenues in excess of $4,000. For the commission period ended December 17, 2008, no commission was incurred under this agreement.

Goodwill Impairment

At December 31, 2008, 2007 and 2006, the Company performed an annual evaluation of its goodwill. The Company performed its annual impairment tests of goodwill for  its three reporting segments: Preparedness Services, Fraud and SIU Services and Security Consulting Investigations, as required under SFAS 142.

As a result of these tests the Company determined that for the year ended December 31, 2007 that the amount of goodwill recorded in connection with the Fraud and SIU Services segment was impaired or not fully recoverable, as the current performance and future expectations do not support the carrying value of goodwill.  As a result, the Company recorded a $5,144 impairment charge during the year ended December 31, 2007 for the Fraud and SIU Services segment.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

6.  Intangible Assets and Goodwill, continued

Goodwill Impairment, continued

As a result of these tests, for the year ended December 31, 2006, the Company determined that the amount of goodwill recorded in connection with two of the three reporting segments was impaired or not fully recoverable, as the current performance and future expectations do not support the carrying value of goodwill for these reporting segments. The impairment affected Fraud and SIU Services and Security Consulting and Investigations. As a result, the Company recorded a $3,029 impairment charge during the year ended December 31, 2006 of which $1,135 was for the Fraud and SIU Services segment and $1,894 was for the Security Consulting and Investigations segment.

Goodwill

A summary of Goodwill is comprised of the following for the years ended December 31, 2008 and 2007:

	Preparedness Services	Fraud and SIU Services	Security Consulting and Investigations	Consolidated
Balance as of January 1, 2007	$883	$8,053	$9,641	$18,578
Acquisition of On Line Consulting	—	—	1,320	1,320
Acquisition of Bode	—	—	575	575
Acquisition of Facticon	—	2,420	—	2,420
Purchase Price Adjustment - On Line	—	—	524	524
Purchase price adjustment - Bode	—	—	802	802
Purchase price adjustment - Facticon	—	693	—	693
Impairment charge	—	(5,144)	—	(5,144)
Balance as of December 31, 2007	$883	$6,022	$12,862	$19,768
Purchase Price Adjustment- On Line Consulting	—	—	200	200
Balance as of December 31, 2008	$883	$6,022	$13,062	$19,968

Of the total goodwill of $19,968 and $19,768  at December 31, 2008 and December 31, 2007 respectively, $18,591 and  $18,391 respectively, is expected to be deductible for tax purposes.  The amount of goodwill recorded in 2007 for Bode of $1,377 is not expected to be tax deductible.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

7.   Property and Equipment

A summary of property and equipment is comprised of the following:

	December 31,
	2008	2007
Computer and equipment and software	$3,453	$2,359
Laboratory equipment	1,648	1,505
Furniture and fixtures	895	753
Vehicles	134	162
Leasehold improvements	2,677	2,376
	8,807	7,155
Less: accumulated depreciation and amortization	(2,973)	(1,585)

Property and equipment, net	$5,834	$5,570

Depreciation and amortization of property and equipment for the years ended December 31, 2008, 2007 and 2006  was approximately $1,407, $1,012 and $237, respectively.

8.   Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	December 31,
	2008	2007
Performance based bonuses	$1,237	$1,942
Payroll and commissions	1,172	801
Employee benefits	746	997

Total	$3,155	$3,740

9.  Line of Credit

The Company maintains a working capital line of credit (the “Facility”) which is secured by accounts receivable and is subject to certain liquidity and earnings financial covenants. The Company has granted a first priority security interest in substantially all of its assets to the financial institution that provides this Facility.

Effective as of March 31, 2008, the financial institution that provides the Facility entered into an amendment to the Company’s $20,000 working capital line of credit.  The applicable interest rate with respect to the amount outstanding under the line of credit ranges from 0.75% to 1.50%, based upon the Company’s liquidity, plus the greater of 6.25% or the lender’s most recently announced “prime rate.”  The interest rate on the line of credit at December 31, 2008 was 7%.  As of December 31, 2008, the Company’s  net borrowings were $7,093 under the line of credit and based upon the amount of qualifying accounts receivable, the Company was eligible to draw up to a total of $18,594 under the Facility.  All obligations outstanding under the Facility are due and payable no later than March 30, 2009.  The Company is currently in discussions with respect to the renewal or replacement of the Facility, and anticipates that any renewal or replacement would be in an aggregate amount sufficient for its current working capital requirements.  There can be no assurance that the Facility will be successfully renewed or replaced.

On October 29, 2007, the Company borrowed $5,400 under the Facility for the prepayment of the JLWA $4,500 promissory note, prepayment premium and accrued interest (See Note 10), and such amount which was borrowed under the Facility was subsequently repaid.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

9.  Line of Credit, continued

On November 6, 2007, GlobalOptions entered into an amendment to the agreement with the financial institution that provides the line of credit.  The amendment increased to $20,000 the amount available under the line of credit and modified certain liquidity and financial earnings covenants.  There was no balance under the line of credit at December 2007.

10.  Due to Former Members of JLWA for Earnout and JLWA Modification Agreement

In connection with the purchase of JLWA on March 10, 2006 (See Note 4), the Initial JLWA Agreement provided for the Company to pay up to $15,400 in compensatory Earnout payments to the sellers of JLWA upon the attainment of certain contractual annual revenue goals to be measured on the first, second and third anniversaries of the closing date of this transaction.   Prepayment of the Earnout was subject to the continued employment of the JLWA sellers and has therefore been characterized as compensation.  In accordance with the provisions of the agreement, the Earnout was to be paid to JLWA Sellers within sixty (60) days of the dates of the respective anniversaries of March 31, 2006, with the first $4,000 of the Earnout to be paid in cash and the remainder to be paid 50% in cash and 50% in shares of common stock of the Company.

 At December 31, 2006, the amount due to the JLWA Sellers for the Earnout liability due under the Initial JLWA Agreement amounted to approximately $5,228, and was recorded as a component of selling and marketing expenses in the accompanying consolidated statement of operations for the year then ended.

On May 11, 2007, the Company reached an agreement with the JLWA Sellers to enter into a second amendment to the JLWA purchase agreement (“JLWA 2007 Modification Agreement”). Under the JLWA 2007 Modification Agreement, the Company agreed to make additional payments in the form of cash, promissory notes and common stock to the JLWA Sellers in exchange for eliminating the earnout provisions of the asset purchase agreement. The additional payments under the JLWA 2007 Modification Agreement consisted of (i) a note in the amount of $2,000, which was paid on May 14, 2007, (ii) a $4,500 promissory note accruing interest at 5.65% per annum, due on January 15, 2008, subject to a 5% penalty fee if not paid on that due date (see below), (iii) 300,000 shares of common stock with an aggregate fair value on May 11, 2007 of $2,880, issued on January 30, 2008, with 75,000 of these shares with a fair value of $720 subject to the Clawback Provision (See below) and (iv) a $4,300 promissory note accruing interest at 11.0% per annum, due on August 11, 2008.  The JLWA Sellers had the right to request acceleration of the $4,300 promissory note upon the consummation of a public offering (see below).

Further, in connection with the execution of the JLWA Modification Agreement, the Company executed an amendment of the employment and non-competition agreement with James Lee Witt. Under the terms of the amendment, upon his voluntary termination of employment without good reason, Mr. Witt would be obligated to reimburse the Company in an amount equal to (i) 25% of any shares received by the  JLWA Sellers within 12 months prior to such termination and (ii) 25% of the base salary of Mr. Witt paid within 12 months prior to such termination, payable in cash (“Clawback Provision”).

The JLWA Modification Agreement resulted in $12,960 of non-contingent earnout consideration, of which approximately $6,630 was deemed as earnout accrued through May 10, 2007 and $6,330 was deemed to be accelerated earnout expense.  Earnout expense under the JLWA Agreement (as amended) was approximately $7,745 for the year ended December 31, 2007.  On December 15, 2008, the Company waived the Clawback Provision under the employment agreement of Mr. Witt.   The result was that on December 15, 2008, $720 of contingent consideration was recognized and recorded as earnout expense based upon the issuance on January 30, 2008 of 75,000 shares of stock, pursuant to the terms of the JLWA 2007 Modification Agreement.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

10.  Due to Former Members of JLWA for Earnout and JLWA Modification Agreement, continued

On October 20, 2007, the Company reached an agreement with the JLWA Sellers under which the JLWA Sellers agreed to the prepayment of the principal and accrued interest on the $4,500 promissory note, originally due on January 15, 2008, that the Company had issued pursuant to the terms of the JLWA Modification Agreement. In connection with this acceleration, on October 29, 2007, the Company made a negotiated prepayment premium of $800 to compensate the JLWA Sellers for, among other things, foregone interest and the cost of accelerated tax payments. The Company borrowed approximately $5,400 from its line of credit to fund these payments, plus interest of $121, prior to the completion of the underwritten public offering (See Note 9).

On October 29, 2007, pursuant to the terms of the JLWA Modification Agreement, the JLWA Sellers requested and were granted accelerated payment of the $4,300 promissory note, plus interest of $38, in connection with the October 29, 2007 completion of the Company’s underwritten public offering.

11.  Notes Payable

On March 10, 2006, the Company closed the private placement of an aggregate of $12,500 in principal amount of 8% promissory notes due on June 30, 2006.  Pursuant to the promissory notes, as amended, upon the consummation of a qualified follow-on financing, holders were required by August 31, 2006 to exchange these promissory notes through the issuance of shares of the Company’s common stock equal to 115% of the principal amount of the notes being exchanged, plus accrued and unpaid principal, subject to the terms of the agreement.  Under the promissory note agreements, the Company could extend the maturity for two successive 30 day periods (See Note 14). In connection with raising these funds, the Company incurred a total fee of approximately $416 to Burnham Hill Partners (“BHP”) and others, for which $306 was paid in cash and $110 of which the Company issued additional 8% promissory notes. The holders of these promissory notes subordinated their interest to the Company’s obligations to the bank under the line of credit facility (See Note 9).

On May 12, 2006, the Company closed on an additional $2,000 in principal amount of their 8% promissory notes which were due on June 30, 2006.  The terms of these notes required the holder to make the election to exchange the notes for the Company’s Series B convertible preferred stock, subject to the terms of the agreement. In connection herewith, the Company incurred an obligation to BHP for financing costs aggregating $140, of which $100 was payable in cash.  The remaining $40 was payable in additional promissory notes.

On June 28, 2006, the Company closed on an additional $30,550 in principal amount of their 8% promissory notes which were due on June 30, 2006.  The Company could convert these promissory notes at a 115% conversion premium into common stock of the Company. In connection herewith, the Company incurred an obligation to BHP for financing costs aggregating $2,139, of which $1,528, was paid in cash.  The remaining $611 was paid in additional promissory notes.

On June 29, 2006, the notes issued on March 10, 2006, May 12, 2006 and June 28, 2006, with an aggregate principal amount of $45,811 and aggregate accrued interest of $340, were exchanged for 53,073 units of the Company’s Series B convertible preferred stock (See Note 14 -Stockholders’ Equity, Series B convertible preferred stock).

In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the notes issued on June 28, 2006 are considered to have a conversion premium feature as the premium is equal to 115% of the principal amount of the notes. The Company recorded a debt discount of $6,923 relating to the conversion premium. As per above, on June 29, 2006 these notes were exchanged for units consisting of shares of the Company’s Series B convertible preferred stock and warrants to purchase common stock. The exchange of these notes caused the debt discount to be fully amortized.

The Company incurred deferred financing costs in conjunction with the promissory notes payable issued on March 10, 2006, May 12, 2006 and June 28, 2006. Total cash fees associated with these note issuances were $1,934. In addition, $761 was paid in additional promissory notes. The aggregate of $2,695 of deferred financing costs was amortized through June 29, 2006, the date the notes were exchanged for units consisting of shares of the Company’s Series B convertible preferred stock and warrants to purchase common stock (See Note 14).

On March 8, 2007, the Company repaid $400 related to a note payable for the JLWA acquisition.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

11.  Notes Payable, continued

On May 10, 2007, the Company reached an agreement with the former owners of Secure Source to extend the maturity date of the 5% promissory notes in the principal amount of $750, which were issued as partial payment of the purchase price for the Secure Source acquisition, to May 31, 2007. On May 30, 2007, the Company paid the $750 note in full.

During the year ended December 31, 2007, the Company paid $281 in full satisfaction of the note payable to the former owners of Safir for the Safir acquisition.

On October 29, 2007 the company paid $8,800 in full satisfaction of the notes payable to the JLWA Sellers (See Note 10).

On January 7, 2008, the Company repaid $450, consisting of $417 and $33 of principal and interest, respectively, and on January 6, 2009 the Company repaid $150, consisting of $141 and $9 of principal and interest, respectively, in full satisfaction of the notes payable issued in connection with the purchase of On Line Consulting.

On May 6, 2008, the Company repaid $275, consisting of $250 and $25 of principal and interest, respectively, in satisfaction of a note payable issued in connection with the purchase of Secure Source.

At December 31, 2008 and 2007, notes payable consisted of the following:

	2008	2007
Note payable to seller for Secure Source Acquisition (See Note 4)	$$250	$$500
Note payable to seller for Facticon Acquisition (See Note 4)	-	100
Notes payable to seller for On Line Consulting Acquisition (See Note 4)	150	596

Total	400	1,196
Less – current portion	400	800
Long-term portion	$0	$396

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

12. Income Taxes

The Company’s deferred tax assets are as follows:

	December 31,
	2008	2007
Net operating loss carryforwards	$5,846	$5,149
Stock-based compensation	1,685	1,946
Allowance for doubtful accounts	995	984
Intangible assets	2,306	1,545
Goodwill	6,104	7,105
Other accruals	1,146	421
Total gross deferred tax assets	18,082	17,150
Deferred tax liability:
Excess of book over tax basis of property and equipment	(655)	(597)
Net deferred tax assets before valuation allowance	17,427	16,553
Less: valuation allowance	(17,427)	(16,553)
Deferred tax assets, net	$-	$-

As of December 31, 2008, the Company had approximately $14,995 and $12,830 of federal and state net operating loss carryforwards (“NOL’s”), respectively, available to offset future taxable income, if any. These carryforwards expire in years 2021 through 2028. The Company conducted a change in ownership study in accordance with Section 382 of the Internal Revenue Code (“IRC”) and determined that its ability to use approximately $14,433 of its federal and state NOL carryforwards generated prior to October, 2008 is subject to an annual limitation.  The Company, after considering all available evidence, fully reserved these and all of its other deferred tax assets since it is more likely than not that such benefits will not be realized in future periods.

The Company recorded an income tax benefit, net of the change in the valuation allowance, for each of the periods presented, as follows:

	For the Year Ended December 31,
	2008	2007	2006
Income tax benefit	$874	$10,693	$3,241
Change in valuation allowance	(874)	(10,693)	(3,241)
Net income tax benefit	$-	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31,
	2008		2007		2006
Tax benefit at federal statutory rate	(34.0	) %	(34.0	) %	(34.0)% %
State income taxes	(6.0)		(6.0)		(6.0)
Permanent differences:
Incentive stock option expense	7.1		-		-
Other	3.7		1.7		21.9
Adjustment of deferred tax assets
Stock based compensation expense	12.0		-		-
Net operating loss carryovers	6.2		-		-
Increase in valuation allowance	11.0		38.3		18.1
Effective income tax rate	-%		-%		-%

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

13.  Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with six of its key executives, expiring through September, 2010. The agreements provide, among other things, for the payment of up to nineteen months of severance compensation to certain of these executives for termination under certain circumstances. Aggregate potential severance compensation amounted to $1,127 at December 31, 2008.

At December 31, 2008, aggregate salaries related to these agreements amounted to $2,150.

The Company’s two top executives are eligible for a performance bonus payable 50% in cash and 50% in restricted common stock, pursuant to the Incentive Plan, which will vest upon the achievement of goals agreed upon mutually between the executives and the Board’s compensation committee (the “Compensation Committee”). The executives have been awarded shares of restricted common stock under the Incentive Plan, which form a pool of eligible restricted common stock shares that will be earned (or vested) pursuant solely to the achievement of the performance goals agreed upon between the executives and the Compensation Committee (see Note 14).

Placement Agent Agreement

 On March 9, 2006, the Company entered into an agreement with BHP to act as its placement agent in connection the private placement of certain promissory notes payable (See Note 11).   In connection with this agreement, the Company had agreed to pay BHP a fee of 7% of certain of the gross proceeds received in connection with the issuance of the promissory notes payable.

In addition, on March 14, 2006, the Company entered into a financial advisory agreement with BHP, with a term of nine months.   Under this agreement, BHP agreed to advise the Company in regard to potential strategic transactions.   Under this agreement, the Company agreed to issue to BHP a common stock warrant to purchase 3,906 shares, exercisable at $20.00 per share to compensate BHP.  These warrants had a term of five years, a cashless exercise provision and standard weighted average anti-dilution protection and piggyback registration rights.  The value of these warrants was approximately $388 utilizing the Black Scholes option pricing model with the following assumptions: 0% dividend yield, 87% expected volatility, 4.77% risk-free rate and a five year expected life.  Stock based compensation expense of $388 has been recognized related to these warrants for the year ended December 31, 2006. On July 29, 2007, these warrants were exchanged for common stock in connection with the Company’s equity restructuring (See Note 14).

Through December 31, 2006, BHP was paid aggregate consideration of $2,695 in connection with certain private placements of debt securities (See Note 11), consisting of cash and notes of $1,934 and $761, respectively.

Operating Leases

In connection with the acquisitions of CBR, JLWA, Safir, Secure Source, Hyperion Risk, On Line Consulting, Bode and Facticon, GlobalOptions assumed the obligations for various office leases. Such lease obligations expire at various dates through June 2016.

On July 19, 2007, the Company entered into an agreement to lease 15,294 rentable square feet of office space in Washington, D.C., which replaces the Company’s expiring Washington D.C. office lease. The lease commenced on February 27, 2008 and expires on November 30, 2015. The Company has the option to extend the lease for an additional five years. Rent payments have been abated during the first six months of the lease.

On September 12, 2008, effective on August 1, 2008 the Company entered into an agreement to lease 8,204 of rentable square feet of office space in Carrollton, TX, to replace the Company’s prior Carrollton, TX office lease. The new lease effectively terminated the old lease without penalty. The new lease expires on May 31, 2014.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

13.  Commitments and Contingencies, continued

Operating Leases, continued

Future minimum lease payments under these operating leases are as follows:

For the Year Ending December 31,	Amount
2009	$2,978
2010	2,808
2011	2,543
2012	2,129
2013	2,119
Thereafter	4,252
Total	16,829

Rent expense charged to operations amounted to approximately $3,745, $3,103 and $1,408 for the years ended December 31, 2008, 2007 and 2006, respectively.

The terms of certain of the Company’s lease obligations provide for scheduled escalations in the monthly rent. In accordance with SFAS No. 13, “Accounting for Leases,” the non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent of $824 and $346 represents the long-term unamortized rent adjustment amount at December 31, 2008 and 2007 and was reflected as deferred rent obligations in the consolidated balance sheet. In addition, the current portion of deferred rent was $41 and $30 at December 31, 2008 and 2007, respectively and is reflected within other current liabilities in the consolidated balance sheets.

Advisory Agreements

On June 12, 2007, the Company entered into an agreement with BHP to provide financial advisory services relating to the Equity Restructuring (see Note 14). In connection with this agreement, on July 26, 2007, the Company paid BHP a fee of $200, which was included in general and administrative expenses.

On August 17, 2007, the Company entered into a financial advisory agreement with BHP to provide general advisory services including, but not limited to, identifying strategic transactions and providing capital market advice.  The agreement commenced on September 1, 2007 and expired on December 31, 2007 and provided for compensation of $50 per month, which was included in general and administrative expenses.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation.  Except for certain claims as described below, the Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements.

The Company was added as a defendant in federal and state litigation matters related to Facticon, which were initially filed prior to the Company’s acquisition of the assets of Facticon.

In the federal matter, Anchondo vs. Facticon Inc. and GlobalOptions Group, Inc. in the U.S. District Court for the Central District of California, Peter Anchondo (the “Federal Plaintiff”), in a class action, alleged that Facticon failed to pay overtime wages. Subsequent to the acquisition of the assets of Facticon by the Company, the Company was added as a defendant in said case, under the successor liability theory. A Motion for Summary Judgment was filed with the Court to contest the Company’s liability as a successor liable company.  On March 7, 2008, the Court issued a ruling denying the Company’s Motion for Summary Judgment and issued a ruling granting a Motion for Summary Judgment in favor of the Federal Plaintiff ruling that the Company was in fact a successor party to the Federal Plaintiff’s actions.  This ruling by the Court was in opposition to the Court’s original ruling dated March 3, 2008, wherein it granted the Company’s Motion for Summary Judgment. The Company filed a Motion for Reconsideration and the Judge reversed his opinion but ruled that the issue of successor liability must be litigated.  In July 2008, the Company reached a tentative agreement with the Federal Plaintiff to settle this matter and on December 22, 2008, the matter was settled in full with a cash payment of $657.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

13.  Commitments and Contingencies, continued

Litigation, Claims and Assessments, continued

In the State Court matter, Wonsch, et al. vs. Facticon Inc. and GlobalOptions Group, Inc., filed in the State Court for the Central District of California, the plaintiffs in a class action (the “State Plaintiffs”), alleged that Facticon failed to pay overtime wages under the California Civil Code. This action was similar to the Anchondo case, but was limited to the state laws of California. Subsequent to the acquisition, the Company was added as a defendant in said case, under the successor liability theory.  On December 30, 2008, the Company and the State Plaintiffs tentatively agreed to settle this matter for the cash sum of $170, payable during the first quarter of 2009.  The Company has established a reserve in the amount of $193 to cover the Company for the settlement of the remaining Facticon State Court matter, included in other current liabilities at December 31, 2008.

Under the terms of an escrow agreement, as amended, by and between GlobalOptions and Facticon, 85,700 shares of common stock and a note payable of $100 were held in escrow to satisfy the above mentioned legal matters and other pre-acquisition obligations of Facticon.  In connection with the Company’s payment for these pre-acquisition obligations of Facticon, on December 22, 2008, the 85,700 shares of the Company’s common stock reverted back to the Company as treasury stock with a cost basis of $158 and the $100 note payable obligation to Facticon was canceled.

The Company has established a reserve in the amount of $193 to cover the Company for the settlement of the remaining State Court matter, included in other current liabilities at December 31, 2008.

14.   Stockholders’ Equity

Description of Authorized Capital

The Company is authorized to issue up to 100,000,000 shares of common stock. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution, after payment of or provision for all liabilities and the liquidation preference of any outstanding Series D convertible preferred stock. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

The Company is authorized to issue 15,000,000 of preferred stock, of which 100,000 shares have been designated as Series D convertible preferred stock.   Shares previously issued for other classes of preferred stock have been canceled and those shares have been returned to undesignated preferred stock.

Common Stock Issued

During April 2006 and June 2006, the Company issued 7,317 shares of common stock valued at $117 to consultants who have provided prior services to the Company.

On June 10, 2006, the Company issued 10,883 shares of common stock, valued at $175, to a service provider in connection with the acquisition of Safir (See Note 4).

On January 1, 2007, the Company issued 3,471 shares of common stock with a value of $42 to various employees under the 2006 Long-Term Incentive Plan.

On February 1, 2007, February 7, 2007 and February 21, 2007, the Company issued 39,706 shares of stock in connection with a cashless exercise, and 44,118 and 44,118 shares of common stock in connection with the standard exercise of stock options resulting in total proceeds of approximately $48.

On February 21, 2007, the Company issued 3,125 shares of its common stock upon the conversion of 50 shares of Series A convertible preferred stock.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

14.   Stockholders’ Equity, continued

Common Stock Issued, continued

On September 25, 2007, pursuant to a stock purchase agreement dated March 1, 2007, the Company issued 850 shares of common stock to Verus International Group, of which John Oswald, one of our Directors, is Chief Executive Officer, valued at $15, 1,699 shares of common stock to Athorn, Clark and Partners, Inc. valued at $30 and 1,274 shares of common stock to Lippert/Heilshorn and Associates, Inc. valued at $23 in connection with services provided to the Company.

On January 30, 2008, the Company issued 300,000 shares of common stock to the JLWA Sellers including 225,000 shares of common stock, in full satisfaction of the $2,160 obligation to issue common stock. The remaining 75,000 shares were initially subject to the Clawback Provision, whereby Mr. Witt would be obligated to reimburse these shares to the Company upon his voluntary termination of employment without good reason.  The Company agreed to relinquish the clawback as of December 15, 2008, and the value for the shares of $720 was recorded as earnout expense and is included in selling and marketing expenses.

On February 15, 2008, the Company issued 21,843 shares of common stock, valued at $153 for services rendered during the year ended December 31, 2007, and 5,141 shares of common stock valued at $15 for services rendered during January and February 2008, to a group of the Company’s service providers including 1,567 shares of common stock valued at $15 to Verus International Group.

On May 29, 2008, the Company issued 40,064 shares of its common stock upon the conversion of 600.95 shares of Series D convertible preferred stock.

Equity Restructuring

On July 25, 2007, the Company completed an equity restructuring (the “Equity Restructuring”) in which holders of its Series A convertible preferred stock and Series B convertible preferred stock received, in consideration of the cancellation of those shares and all Series A, B-1 and B-2 warrants held by them, (1) one share of the Company’s newly created Series C convertible preferred stock for each share of Series A convertible preferred stock and Series B convertible preferred stock held by them and (2) 0.5 shares of common stock for each share into which the holder’s Series A convertible preferred stock and Series B convertible preferred stock was then convertible. In addition, holders of (a) the Company’s Series A warrants who did not also hold any shares of Series A convertible preferred stock and (b) the Company’s Series B warrants, Series C warrants and certain placement agent warrants received, in consideration of the cancellation of those warrants, 0.2 shares of common stock for each share subject to those warrants. Each share of Series C convertible preferred stock would automatically convert into 66.67 shares of common stock upon the consummation of a firm commitment underwritten public offering generating at least $20,000 in gross proceeds to the Company (a “Qualified Public Offering”). A limited number of holders whose receipt of common stock, whether in the Equity Restructuring or upon the conversion of the Series C convertible preferred stock, would cause them to beneficially own in excess of 4.99% of the Company’s outstanding common stock, would receive shares of the Company’s Series D convertible preferred stock upon the conversion of the Series C convertible preferred stock, in lieu of shares of common stock.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

14.   Stockholders’ Equity, continued

Underwritten Public Offering

On October 29, 2007, the Company completed an underwritten public offering of 4,500,000 shares of its common stock receiving approximately $20,025 in gross proceeds and, resulting in $18,200 in net proceeds. The Company used a portion of the net proceeds from the underwritten public offering to repay certain indebtedness, including $4,300 of notes and $38 of related accrued interest, and is using the balance of the net proceeds for working capital, general corporate purposes, and strategic acquisitions.

In connection with this underwritten public offering, the Company entered into an October 29, 2007 agreement with Canaccord Adams Inc. and Morgan Keegan & Company, Inc., as underwriters, who were paid aggregate fees of $1,418. The underwriters for the offering had a 30-day over-allotment option to purchase up to an additional 675,000 shares of common stock from GlobalOptions at the offering price of $4.50 per share, and expired unexercised.

Restricted Stock Issued Under Performance Based Executive Bonus Plan

On December 19, 2006, the Company awarded 100,000 and 75,000 shares of unvested restricted stock to its Chief  Executive Office and Chief Financial Officer, respectively, in connection with the extension of their respective employment and consulting agreements. On July 24, 2008 the Company awarded an additional 250,000 and 187,500 shares of unvested restricted stock to its Chief Executive Office and Chief Financial Officer, respectively, in connection with the 2006 Executive Compensation Performance Bonus Plan.

On December 12, 2007, the Compensation Committee determined that, effective January 1, 2008, 6,250 shares and 4,687 shares of restricted stock held by its Chief Executive Officer and Chief Financial Officer, respectively, were no longer subject to forfeiture. The Chief Executive Office and Chief Financial Officer elected to have the Company withhold 2,278 and 1,585 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of their restricted stock. Such withheld shares valued at $10 and $7, respectively, are reflected as treasury shares in the Company’s books and records.

Effective August 19, 2008, an additional 25,000 and 18,500 shares of restricted stock held by the Chief Executive Officer and Chief Financial Officer respectively, were no longer subject to forfeiture.  The Chief Executive Office and Chief Financial Officer elected to have the Company withhold 9,451 and 6,253 shares, respectively, in satisfaction of their tax obligations in connection with the August 19, 2008 vesting of their restricted stock.  Such withheld shares valued at $20 and $13, respectively are reflected as treasury shares in the Company’s books and records.

Accordingly, an aggregate 558,063 of the restricted shares awarded to these executives remain subject to vesting based on certain performance and stock price targets that have been established by the Compensation Committee.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

14.   Stockholders’ Equity, continued

Series A Convertible Preferred Stock

On June 24, 2005, the Company had designated 16,000 shares as authorized for Series A convertible preferred stock.

Holders of Series A convertible preferred stock were entitled to convert their shares into common stock, without any further payment thereafter. Each share of Series A convertible preferred stock was initially convertible into 63 shares of common stock at a conversion price of $16.00 per common share and was immediately convertible into common stock.

Warrants issued in connection with the Series A convertible preferred stock entitled the holder to purchase 16 shares of common stock at an exercise price of $20.00 per share through June 24, 2009, subject to certain redemption provisions. In connection with this offering, Series A warrants to purchase 3,906 shares of common stock were issued to investors, Series B warrants to purchase 1,513 shares of common stock were issued to the placement agent and advisors and Series C warrants to purchase 570 shares of the common stock were issued to the placement agent and advisors. In addition, in conjunction with the close out of the initial private placement, Series B warrants to purchase 43,874 shares of the common stock and Series C warrants to purchase 16,543 shares of common stock were issued to Verus.

Pursuant to the Equity Restructuring, all shares of Series A convertible preferred stock were retired on July 25, 2007.  The Series A convertible preferred stock was eliminated on July 26, 2007.

Warrants (Series A & B)

Series A warrants to purchase 121,094 shares of common stock were issued to investors and Series B warrants to purchase 234,375 shares of common stock were issued to the placement agent and advisors, at an exercise price of $20.00 per share from the date of issuance until the fourth anniversary thereof. As a result of an adjustment pursuant to the anti-dilution protection associated with the warrants, for the Series A and Series B warrants, the number of shares which could have been purchased was increased to 151,391 and 292,983 respectively, and the warrant exercise price was reduced to $16.00 per share.

 Pursuant to the Equity Restructuring, on July 25, 2007, the Series A and Series B warrants were exchanged for either common stock, Series C or Series D convertible preferred stock.

Warrants (Series C)

Series C warrants to purchase 90,634 shares of common stock were issued to the placement agent and advisors at an exercise price of $16.00 per share from the date of issuance until the fourth anniversary thereof. These warrants could have been exercised upon surrender of the certificate therefore, accompanied by payment of the full exercise price for the number of warrants being exercised. The holder may also alternatively have exercised these warrants on a cashless basis by surrendering the warrant with an executed notice of cashless exercise attached thereto, in which event the Company would have issued to the holder the number of shares of stock determined following the formula contained therein.

 Pursuant to the Equity Restructuring, on July 25, 2007, the Series C warrants were exchanged for either common stock, Series C or Series D convertible preferred stock.

During the year ended December 31, 2006, in connection with warrant adjustment provisions, holders received the right to purchase for the Series A and Series B warrants, additional shares of common stock aggregating 30,297 and 58,608, respectively.

Series B Convertible Preferred Stock

On June 29, 2006, the Company authorized the designation of a total of 7,500 shares as Series B convertible preferred stock.

Holders of Series B convertible preferred stock were entitled to convert their shares into the Company’s common stock, without any further payment. Each share of Series B convertible preferred stock was immediately convertible into 63 shares of common stock at a conversion price of $16.00.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

14.   Stockholders’ Equity, continued

Series B Convertible Preferred Stock, continued

On June 29, 2006, in a private placement, notes in the amount of $45,811 and accrued interest of $340 were exchanged for 53,073 units, valued at $1 per unit for a total value of approximately $53,073.  Each unit consisted of one share of Series B convertible preferred stock and a detachable, transferable series B-1 warrant to purchase 22 shares of common stock at $17.20 per share and a detachable, transferable warrant series B-2 to purchase 22 shares at $22.80 per share.

Pursuant to the Equity Restructuring, all shares of Series B convertible preferred stock were retired on July 25, 2007.  The Series B convertible preferred stock was eliminated on July 26, 2007.

Series B Convertible Preferred Stock - Beneficial Conversion Feature and Deemed Dividends

At June 29, 2006, the date of issuance, the fixed conversion price of the Series B convertible preferred stock of $16.00 represented a discount to the market value of the Company’s common stock, which was at a quoted market price of $17.60 per share. In accordance with EITF 00-27 and EITF 98-5, the Company determined the relative fair value of the warrants and the Series B convertible preferred stock and allocated the proceeds received on a relative fair value basis. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 87%, risk-free interest rate of 5.21% and an expected term of two and a half years. Based upon this calculation, the effective conversion price of the Series B convertible preferred stock was determined to be $10.24 per common share, resulting in a beneficial conversion feature for a deemed dividend of $24,413 for the year ended December 31, 2006.

Warrants (Series B-1 and Series B-2)

During the year ended December 31, 2007, as a result of adjustments with regard to anti-dilution protection, the number of outstanding Series B-2 warrants was increased from 1,160,906 to 1,185,872, and the warrant exercise price was reduced from $22.48 to $ 22.32.

Each Series B-1 warrant, of which 1,160,906 were issued in the closing of the Company’s Series B convertible preferred stock offering, entitled the holder thereof to purchase shares of the Company’s common stock at an exercise price of $17.20 per share from the date of issuance until the fifth anniversary thereof. Each Series B-2 warrant, of which 1,160,906 were also issued in the closing of the Company’s Series B convertible preferred stock offering, entitled the holder thereof to purchase shares of the Company’s common stock at an exercise price of $22.80 per share from the date of issuance until the fifth anniversary thereof. As a result of an adjustment with regard to anti-dilution protection, the number of outstanding Series B-2 warrants was increased to 1,169,111 and the warrant exercise price was reduced to $22.64. In the aggregate, these warrants had a fair value of approximately $20,800 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life 2.5 years, volatility 87%, 0% dividends and a risk-free interest rate 5.21%.

In connection with the Equity Restructuring, on July 25, 2007, the Series B-1 and Series B-2 Warrants were exchanged for either common stock, Series C or Series D convertible preferred stock.

Series C Convertible Preferred Stock

On July 25, 2007, the Company filed a certificate of designation with the State of Delaware authorizing the designation of a total of 60,000 shares of Series C convertible preferred stock (See Equity Restructuring, above).

Holders of Series C convertible preferred stock are entitled at any time to convert their shares of Series C convertible preferred stock into common stock, without any further payment. Each share of Series C convertible preferred stock is initially convertible into 66.67 shares of common stock, based on a conversion price of $15.00 per share.  The Series C convertible preferred stock was subject to a beneficial ownership cap which provided that each holder of Series C convertible preferred stock could not convert his shares into common stock such that the number of shares of common stock issued after the conversion would exceed, when aggregated with all other shares of common stock owned by such holder and its affiliates at such time, 4.99% of the then issued and outstanding shares of the Company’s common stock. A holder could waive this 4.99% cap at any time upon 61 days’ notice.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

14.   Stockholders’ Equity, continued

Series D Convertible Preferred Stock

On July 25, 2007, the Company filed a certificate of designation with the State of Delaware authorizing the designation of a total of 100,000 shares of Series D convertible preferred stock.   At December 31, 2008 the Series D convertible preferred stock is convertible into 3,692,743 shares of common stock, subject to a 4.99% beneficial ownership cap in effect for these stockholders (See Note 20).

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

Limitations on Conversion

The Series D convertible preferred stock is subject to a beneficial ownership cap providing that each holder of Series D convertible preferred stock may not convert his shares into common stock such that the number of shares of common stock issued after the conversion exceeds, when aggregated with all other shares of common stock owned by such holder and its affiliates at such time, 4.99% of the then issued and outstanding shares of the Company’s common stock. A holder may at any time waive this 4.99% cap upon 61 days’ notice.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

14.   Stockholders’ Equity, continued

Registration Rights

The Company entered into a registration rights agreement, dated as of July 25, 2007, with the participants in the Equity Restructuring in which the Company agreed to register for resale all of the shares of common stock issued or issuable upon the completion of the Equity Restructuring, the conversion of the Series C convertible preferred stock and the conversion of the Series D convertible preferred stock. The registration rights agreement obligates the Company to pay specified liquidated damages to the participants in the Equity Restructuring to the extent the Company does not meet the deadlines set forth therein or maintain the effectiveness of the resale registration statement for the required time period, as well as for certain other events.   The Company filed the required registration statement within the required timeframe, and such registration statement remains effective through December 31, 2008.

15. Stock Based Compensation

2005 Stock Option Plan

On August 5, 2005, the Board of Directors and stockholders of the Company approved the 2005 Stock Option Plan (the “2005 Plan”). The 2005 Plan was administered by the Compensation Committee which originally provided for 812,500 shares of common stock to be reserved for issuance under the 2005 Plan, representing the number of options outstanding under that plan (see below). Directors, officers, employees, and consultants of the Company were eligible to participate. The 2005 Plan provided for the awards of incentive and non-statutory stock options. The Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options would expire in ten years. The exercise price was to be equal to at least 100% of the fair market value of a share of common stock, as determined by the Committee, on the grant date. The Board of Directors determined that all remaining shares reserved, but unissued, with respect to any awards under the Company’s 2005 Stock Option Plan are no longer available for grant.

2006 Stock Option Plan

On June 12, 2006, the Board of Directors, and stockholders of the Company approved the adoption of the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan was administered by the Compensation Committee, and provided for up to 1,062,500 of the Company’s common stock to be reserved for issuance to directors, employees and consultants of the company and its subsidiaries, representing the number of options outstanding under that plan (see below). The 2006 Plan provided for the awards of incentive and non-qualified stock options. The exercise price was to be not less than 100% of the fair market value of a share of common stock on the date the option was granted. The options were subject to the terms and conditions determined by the Compensation Committee at the time of grant. The Board of Directors determined that any remaining shares reserved, but unissued with respect to any awards under the Company’s 2006 Stock Option Plan are no longer available for grant.

On August 9, 2006, the Company filed form S-8 to register an aggregate of 6,500,000 and 8,500,000 shares of the Company’s common stock, $0.001 par value per share, issuable under the 2005 Plan and the 2006 Plan, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

15. Stock Based Compensation, continued

Amended and Restated 2006 Long-Term Incentive Plan

On December 5, 2006 the stockholders adopted the 2006 Long-Term Incentive Plan (the "2006 Long-Term Incentive Plan").  The shares that could be issued under such plan could not exceed an aggregate of 1,500,000 shares of common stock and the Board of Directors delegated to the Compensation Committee the authority to administer the 2006 Long-Term Incentive Plan.

On December 15, 2006, the Company filed a registration statement on Form S-8 under the Securities Act covering 12,000,000 shares of common stock reserved for issuance under the 2006 Long-Term Incentive Plan. The Form S-8 registration became effective immediately upon filing. Subject to the satisfaction of applicable exercise periods and Rule 144 volume limitations applicable to affiliates, shares of the Company common stock to be issued upon exercise of outstanding stock options granted pursuant to the Company’s 2006 Long-Term Incentive Plan became available for immediate resale in the public market.

On July 24, 2008, at the Company’s 2008 Annual Meeting of Stockholders (the “2008 Annual Meeting”), stockholders approved the Amended and Restated 2006 Long-Term Incentive Plan (the “Incentive Plan”), which became effective immediately following its approval and replaced the Company’s original 2006 Long-Term Incentive Plan.  The Incentive Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock, increased from 1,500,000 under the Company’s original 2006 Long-Term Incentive Plan. The Compensation Committee has the authority to determine the amount, type and terms of each award, but may not grant awards under the Incentive Plan, in any combination, for more than 625,000 shares of the Company’s common stock to any individual during any calendar year, increased from 312,500 under the Company’s original 2006 Long-Term Incentive Plan.

As of December 31, 2008, 1,396,112 shares of common stock remain eligible to be issued under the Incentive Plan.

Amended and Restated 2006 Employee Stock Purchase Plan

On December 5, 2006 the stockholders adopted the 2006 Employee Stock Purchase Plan (the “2006 Employee Stock Purchase Plan”). The shares that could be issued under such plan could not exceed an aggregate of 2,000,000 shares of common stock and that the Board of Directors delegated the authority to administer the 2006 Employee Stock Plan to the Compensation Committee.

 On December 15, 2006, the Company filed a registration statement on Form S-8 covering 1,500,000 and 250,000 shares of common stock reserved for issuance under the Company’s 2006 Long-Term Incentive Plan and the 2006 Employee Stock Purchase Plan.

At the 2008 Annual Meeting, stockholders approved the Amended and Restated Employee Stock Purchase Plan (the “Stock Purchase Plan”), which became effective immediately following its approval and replaced the Company’s original 2006 Employee Stock Purchase Plan.  The Stock Purchase Plan permits eligible employees of the Company to automatically purchase at the end of each month at a discounted price, a certain number of shares of the Company’s common stock by having the effective purchase price of such shares withheld from their base pay.  The Stock Purchase Plan provides for the issuance of up to 2,000,000 shares of the Company’s common stock, increased from 250,000 under the Company’s original 2006 Employee Stock Purchase Plan.  The 2006 Employee Stock Purchase Plan was implemented during July 2008.

 On August 20, 2008, the Company filed a registration statement on Form S-8 under the Securities Act covering 1,750,000 shares reserved for issuance under the Stock Purchase Plan.

As of December 31, 2008, 1,977,882 shares of common stock remain unissued under the Stock Purchase Plan.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

15. Stock Based Compensation, continued

Stock-Based Compensation

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

As a result of adopting SFAS 123R, the impact to the consolidated financial statements for the year ended December 31, 2006 was to record an expense of approximately $2,257 greater than if the Company had continued to account for stock-based compensation under APB 25 and is reflected within general and administrative expenses. The impact of the adoption of SFAS 123R on both basic and diluted net loss per share for the year ended December 31, 2006 was $1.01.

In addition, SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred.

 The Company accounts for equity instruments issued to non-employees in accordance with EITF Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (“EITF 96-18”) which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.  Stock based compensation for non-employees accounted for under EITF 96-18 was approximately $125, $64, and $853 for the years ended December 31, 2008, 2007 and 2006, respectively, and is reflected within general and administrative expenses.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

15.  Stock Based Compensation, continued

Stock-Based Compensation, continued

The following table summarizes total stock based compensation costs recognized under SFAS 123R and EITF 96-18 for the years ended December 31, 2008, 2007 and 2006.

For the Year Ended December 30, 2008

	EITF 96-18	SFAS 123R	Total
Stock Options	$121	$1,650	$1,771
RSUs	4	526	530
Stock issued to consultants for services	167		167
Stock purchase plan	-	11	11
Vesting of restricted shares under performance based executive bonus award	-	1,059	1,059
Total	$292	$3,246	$3,538

For the Year Ended December 30, 2007

	EITF 96-18	SFAS 123R	Total
Stock Options	$64	$2,480	$2,544
Stock issued to consultants for services	67		67
Bonus shares issued to employees		42	42
Vesting of restricted shares under performance based executive bonus award	-	677	677
Total	$131	$3,199	$3,330

For the Year Ended December 30, 2006

	EITF 96-18	SFAS 123R	Total
Stock Options	$853	$2,257	$3,110

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

15.  Stock Based Compensation, continued

Stock Options

The fair value of each option grant during the years ended December 31, 2008, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average of the assumptions used to compute the grant date value of the options granted during the years ended December 31, 2008, 2007 and 2006 were as follows:

	Years Ended December 31,
	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	87%	87%	87%
Risk-free interest rate	3.0%	4.3%	5.0%
Expected lives	5 years	5 years	5 years

The Company has determined that the expected life of options granted is the same as the contractual term for options granted prior to July 1, 2008, because the employees were expected to remain with the Company for the full term of the option award.  The expected life of options granted after June 30, 2008 was calculated using the simplified method set out in SEC Staff Accounting Bulleting No. 110 using the vesting term of 3 years and the contractual term of 5 years.  The simplified method defines the expected life as the average of the contractual term and the vesting period.

The weighted average fair value of the options on the date of grant, using the fair value based methodology for years ended December 31, 2008, 2007 and 2006 was $1.80, $6.05 and $12.16 per share,  respectively.

On June 12, 2006 the Company granted its Chief Financial Officer an option to purchase 62,500 shares at $17.60 per share. This option had a term of five years, was non-forfeitable, vested over three years, and was initially valued at approximately $779, utilizing the Black-Scholes option pricing model. The value of the option was amortized to stock-based compensation over the three year vesting period, through July 31, 2007, in accordance with EITF 96-18. On a quarterly basis, the Company adjusted the unvested value of these options on a mark-to-market basis, and the cumulative effect of the adjustment amount on amortization was reflected in current period amortization. For the years ended December 31, 2007 and 2006, $9 and $77, respectively was amortized to stock based compensation under EITF 96-18 related to this option.

 Effective August 1, 2007, the Company terminated its consulting agreement and entered into an employment agreement with its Chief Financial Officer.  As of August 1, 2007, the unvested portion of the officer’s options was valued at $268, and is being amortized to stock based compensation expense over the remaining vesting periods in accordance with SFAS 123R due to his change in status from consultant to employee.  During the years ended December 31, 2008 and 2007, $71 and $72, respectively, was amortized to stock based compensation under SFAS 123R related to these options.

During the years ended December 31, 2008, 2007 and 2006, the Company issued 100,000, 13,750 and 13,250 stock options respectively, to certain members of its advisory boards in exchange for their advisory services to the Company.  The options issued during each such year were valued at $314, $117 and 165, respectively. The options have a five year term and vest ratably at the end of each of the four quarterly period following the date of grant. The fair value of the options granted during the year ended December 31, 2008 was calculated using the Black-Scholes option pricing model with the following assumptions:  dividend yield of 0%, expected volatility of 87%, risk-free interest rate of 3.45% and an expected term of five years.  Options granted during the year ended December 31, 2007 were valued under the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, expected volatility of 87%, risk-free interest rate of 4.7% and an expected term of five years. Options granted during the year ended December 31, 2006 were valued under the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, expected volatility of 87%, risk-free interest rate of 4.95% and an expected term of five years.   For the years ended December 31, 2008, 2007 and 2006, $122, $85 and $121, respectively was amortized to stock based compensation under EITF 96-18 related to these options.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

15. Stock Based Compensation, continued

Stock Options, continued

On March 10, 2006, in connection with the Company’s purchase of JLWA, the Company issued 102,459 shares of common stock, valued at $2 (See Note 4) and granted 27,778 options for the purchase of common stock at an exercise price of $18.00 per share to various former employees of JLWA. The options have a five year term and vest ratably upon the first, second, third and fourth anniversaries of the date of grant and have a value of approximately $351 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 4.95%.

On April 27, 2006, the Company granted, in the aggregate, options for the purchase of 15,375 shares of GlobalOptions Group common stock at an exercise price of $17.60 per share, consisting of options for the purchase of 2,125 shares granted to certain employees of GlobalOptions and options for the purchase of 13,250 shares granted to certain members of the Company’s advisory boards in exchange for services. The options granted to the members of the advisory boards have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant and have an aggregate value of approximately $213 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 4.95%.

 On May 12, 2006, the Company granted, in the aggregate, options for the purchase of 60,634 and 46,642 shares of GlobalOptions Group common stock at an exercise price of $16.08 per share, from the 2005 Plan, to employees and officers of Safir and Secure Source, respectively.  These options have a five year term and for Safir, vest ratably upon the first, second, third and fourth anniversaries of the date of grant and for Secure Source, vest ratably upon the first, second and third anniversaries of the date of grant and have a value of approximately $1,224 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 5.08%.

On June 12, 2006, GlobalOptions Group granted, in the aggregate, from the 2006 Plan, options for the purchase of 167,500 shares of GlobalOptions Group common stock at an exercise price of $17.60 per share, consisting of options for the purchase of an aggregate of 125,000 shares granted to the Company’s Chief Executive Officer and 42,500 shares to members of the Company’s Board of Directors.  The options granted to the Company’s Chief Executive Officer have a five year term and vest ratably upon the first, second and third anniversary of the date of grant.   The options granted to the members of the officer and the Board of Directors have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant.  In aggregate, the options for the Chief Executive Officer and the Board of Directors had a value of approximately $2,091 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 4.95%.

On August 10, 2006, the Company granted, in the aggregate, options for the purchase of 30,488 shares of common stock at an exercise price of $16.40 per share, from the 2006 Plan, to employees and officers of Hyperion Risk.  These options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant and have a value of approximately $332 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 4.86%.

On January 1, 2007, the Company granted, in the aggregate, options for the purchase of 18,750 shares of its common stock at an exercise price of $12.00 per share, under the 2006 Long-Term Incentive Plan, to three members of the Board of Directors. The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant.  In the aggregate, these options have a value of approximately $159 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 4.70%.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

15.  Stock Based Compensation, continued

Stock Options, continued

On January 1, 2007, the Company issued stock options for the purchase of 13,750 shares of its common stock at an exercise price of $12.00 per share, under the 2006 Long-Term Incentive Plan to certain members of its advisory boards for their advisory services to the Company.   The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant.  In the aggregate, these options have a value of approximately $117 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 4.70%.

On January 9, 2007, the Company granted, in the aggregate, options for the purchase of 26,423 shares of its common stock at an exercise price of $11.36 per share under the 2006 Long-Term Incentive Plan to employees and officers of On Line Consulting.   The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant and have a value of approximately $212 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and risk free interest rate of 4.65%.

On February 28, 2007, the Company granted, in the aggregate, options for the purchase of 38,894 shares of its common stock at an exercise price of $10.80 per share under the 2006 Long-Term Incentive Plan to employees and officers of Facticon.   The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant and have a value of approximately $296 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 4.52%.

On February 28, 2007, the Company granted, in the aggregate, options for the purchase of 62,504 shares of its common stock at an exercise price of $10.80 per share under the 2006 Long-Term Incentive Plan to employees and officers of Bode.   The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant and have a value of approximately $476 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 4.52%.

On September 28, 2007, the Company granted, in the aggregate, options for the purchase of 300,000 shares of its common stock at an exercise price of $7.24 to the Chief Executive Officers of the Preparedness Services Unit, the Fraud and SIU Services Unit, and the Security Consulting and Investigations Unit.  The options were granted under the 2006 Long-Term Incentive plan.  The options have a five year term, and vest ratably upon the first second and third anniversaries of the date of grant and have a value of approximately $1,526 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 4.22%.

On January 1, 2008, the Company granted, in the aggregate, options for the purchase of 75,000 shares of its common stock at an exercise price of $4.50 per share, under the 2006 Long-Term Incentive Plan, to three members of the Board of Directors. The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant.  In the aggregate, these options have a value of approximately $235 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 3.45%.

On January 1, 2008, the Company issued stock options for the purchase of 100,000 shares of its common stock at an exercise price of $4.50 per share, under the 2006 Long-Term Incentive Plan to certain members of its advisory boards for their advisory services to the Company.   The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant.  In the aggregate, these options have a value of approximately $314 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 3.45%.

On February 13, 2008, the Company granted, in the aggregate, options for the purchase of 295,000 shares of its common stock at an exercise price of $1.70 per share under the 2006 Long-Term Incentive Plan to certain employees and officers.   The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant and have a value of approximately $347 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 2.71%.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

15. Stock Based Compensation, continued

Stock Options, continued

On March 5, 2008, the Company granted, in the aggregate, options for the purchase of 50,000 shares of its common stock at an exercise price of $1.86 per share under the 2006 Long-Term Incentive Plan to an executive of Bode.   The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant and have a value of approximately $64 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 2.59%.

On May 7, 2008, the Company granted, in the aggregate, options for the purchase of 97,000 shares of its common stock at an exercise price of $2.23 per share under the 2006 Long-Term Incentive Plan to certain employees of Safir and FAIS.   The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant and have a value of approximately $150 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 3.09%.

On July 24, 2008, the Company granted, in the aggregate, options for the purchase of 2,334 shares of its common stock at an exercise price of $2.33 per share under the Incentive Plan to certain employees of Facticon.   The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant and have a value of approximately $4 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of five years, volatility of 87%, dividends of 0%, and a risk free interest rate of 3.37%.

At December 31, 2008, 2007, and 2006 the unamortized value of employee stock options outstanding under SFAS 123R was approximately $353, $4,671 and $4,718, respectively. The unamortized portion at December 31, 2008 will be expensed over a weighted average period of 1.6 years. For the years ended December 31, 2008, 2007 and 2006 costs of approximately $1,650, $2,480 and $2,258, respectively, were recognized in connection with the vesting of these employee stock options.

On May 28, 2008, the Company issued a tender offer to holders of outstanding stock options issued prior to January 1, 2008, deemed Eligible Options, to exchange their Eligible Options for Restricted Stock Units (“RSUs”) on a 3 for 1 basis.    As a result of this offer, on June 26, 2008, 1,105,188 stock options were accepted for exchange and cancellation, and the Company issued 368,475 RSUs.  (See “Restricted Stock Units”, below).

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

15. Stock Based Compensation, continued

Stock Options, continued

A summary of the status of the Company’s stock option plans and the changes during the years ended December 31, 2008 2007 and 2006, respectively, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average remaining contractual life
Options outstanding at January 1, 2006	621,268	$11.39
Granted	410,952	17.16
Forfeited	(3,427)	16.20
Options outstanding at December 31, 2006	1,028,793	13.68
Granted	460,321	8.60
Exercised	(198,530)	2.91
Forfeited	(98,919)	11.24
Options outstanding at December 31, 2007	1,191,665	$13.72
Granted	619,334	2.59
Forfeited	(71,124)	5.69
Canceled	(1,105,188)	13.79
Options outstanding at December 31, 2008	634,687	$3.62	4.1

Exercisable, December 31, 2008	186,806	5.15	3.9

The aggregate intrinsic value of outstanding and exercisable stock options was $88 at December 31, 2008.

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

The excess of the aggregate grant date fair value of the RSUs of $781 over the fair value of the stock options canceled of $672, was added to the unamortized value of the options canceled on May 28, 2008, which amounted to $2,863 and is being amortized over the vesting period of the RSUs.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

15. Stock Based Compensation, continued

Restricted Stock Units (“RSUs”), continued

RSUs held by executive officers and directors vest ratably on each of the first, second and third anniversaries of the grant date.  RSUs held by all other employees and consultants vest ratably on the first and second anniversaries of the grant date.

At December 31, 2008, the unamortized value of RSUs held by employees under SFAS 123R was approximately $2,356. The unamortized portion will be expensed over a weighted average period of 2.3 years.  For the year ended December 31, 2008, a cost of $526 was recognized in connection with the vesting of these employee RSUs.

A summary of the activity related to RSUs for the year ended December 31, 2008 is presented below:

	Total	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	-	-
RSUs issued upon cancellation of options tendered, June 26, 2008	368,475	$2.12
RSUs vested	-
RSUs forfeited	(2,388)
Nonvested at December 31, 2008	366,087	$2.12

Stock Purchase Plan

The Stock Purchase Plan was established for eligible employees to purchase shares of the Company’s common stock on a monthly basis at 85% of the lower of the market value of the Company’s common stock on the first or last business day of each month. Under the Stock Purchase Plan, employees may authorize the Company to withhold up to 15% of their compensation during any monthly offering period for common stock purchases, subject to certain limitations. The Stock Purchase Plan was implemented during July 2008 and is qualified under Section 423 of the Internal Revenue Code. For the year ended December 31, 2008, 22,118 shares were issued under the Stock Purchase Plan, resulting in total proceeds of $34. Stock based compensation recognized in connection with the issuance of these shares was $11 for the year ended December 31, 2008.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

15. Stock Based Compensation, continued

Vesting of Restricted Shares under Performance Based Executive Bonus Award

On December 19, 2006, the Company awarded 175,000 shares of restricted stock to two senior officers under the terms of the renewal of their respective employment and consulting agreements.  On December 13, 2007, the Compensation Committee determined that 10,939 shares would vest, effective January 1, 2008.

During the year ended December 31, 2008, in connection with expected performance under a bonus program for senior executives, stock-based compensation of approximately $1,059 was recognized for the estimated pro rata vesting of restricted stock.  Of this amount, $899 is associated with the amortization over the derived service period of the $1,303 grant date value of a restricted stock award that is based on the achievement of certain common stock market price milestones.   The remaining amount of $160 is associated with the amortization over the service period of the probable outcome at each reporting date of a restricted stock award that is based on the achievement of certain performance criteria.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

16.   Client and Segment Data, continued

The following tables summarize financial information about the Company’s business segments for the years ended December 31, 2008, 2007 and 2006.  The Company’s segment information for the year ended December 31, 2008 is presented on a basis different than for the years ended December 31, 2007 and 2006.

For the Year Ended December 31, 2008

	Preparedness Services	Fraud & SIU Services		Security Consulting & Investigations		Corporate	Consolidated

Revenues	$39,117		$31,388		$33,682	$-		$104,187

Income (Loss) from Operations	$1,712	$	(4,488)	$	(4,828)	$-	$	(7,604)

Identifiable Assets	$17,331		$18,967		$32,183	$-		$68,481

Depreciation and Amortization	$1,267		$1,379		$1,720	$-		$4,366

Interest Expense	$-		$-		$-	$379		$379

Capital Expenditures	$144		$662		$832	$-		$1,638

For the Year Ended December 31, 2007

	Preparedness Services	Fraud & SIU Services	Security Consulting & Investigations		Corporate	Consolidated

Revenues	$30,823	$24,493		$31,815	$-	$87,131

Loss from Operations	$(8,057)	$(11,543)	$	(7,111)	$-	$(26,711)

Identifiable Assets	$13,882	$17,250		$34,811	$-	$65,943

Depreciation and Amortization	$1,244	$1,313		$1,360	$-	$3,917

Interest Expense	$-	$-		$-	$814	$814

Other Income	$100	$-		$-	$-	$100

Prepayment Premium	$800	$-		$-	$-	$800

Capital Expenditures	$8	$1,055		$1,377	$-	$2,440

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

16.  Client and Segment Data, continued

For the Year Ended December 31, 2006

	Preparedness Services	Fraud & SIU Services	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$37,556	$17,901	$6,467	$-	$61,924

Income (loss) from Operations	$1,991	$(5,805)	$(3,639)	$-	$(7,453)

Identifiable Assets	$18,204	$36,462	$14,560	$-	$69,226

Depreciation and Amortization	$1,024	$808	$278	$-	$2,110

Interest Expense	$-	$-	$-	$653	$653

Amortization of Debt Discounts on Convertible Notes Payable	$-	$-	$-	$7,523	$7,523

Amortization of Deferred Financing Costs	$-	$-	$-	$2,695	$2,695

Capital Expenditures	$25	$301	$26	$-	$352

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

17.  Major Clients

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. The Company’s largest client, which is within the Preparedness Services segment, accounted for approximately 26% of the Company’s revenues for the year ended December 31, 2008, and represented work performed under government contracts.  For the year ended December 31, 2007, the Company’s largest client, which is within the Preparedness Services Segment accounted for approximately 29% of the Company’s revenues, and represented work performed under government contracts.  For the year ended December 31, 2006, the Company’s largest client, which is with the Preparedness Services segment  and represented work performed under government contracts, accounted for 51% of the Company’s revenues, and the Company’s second largest client, which was within the Fraud and SIU services segment accounted for approximately 11% of the Company’s revenues.

For the years ended December 31, 2008, 2007 and 2006, government contracts represented 49%, 48% and 57% of the Company’s net revenues, respectively, the most significant of which, in 2008, 2007 and 2006, represented 68%, 83% and 84%, respectively, of the Company’s net revenues within the Preparedness Services segment.

As of December 31, 2008 and 2007, accounts receivable from a significant single customer was $10,151 and $8,941, respectively.

18.  Related Party Transactions

Transactions with The QuanStar Group, LLC

The Company had a rental agreement with the QuanStar Group, LLC ("QuanStar Group”), QuanStar Group that expired during 2006. The Company incurred rent with the QuanStar Group of approximately $27,100 during the year ended December 31, 2006 for the Company’s administration headquarters.  Harvey W. Schiller, Ph.D., the Company's Chairman and Chief Executive Officer is a partner in the QuanStar Group. Per Olof Lööf, the Company's Vice Chairman of the Board is a former partner of the Quanstar Group.

On May 12, 2006, in connection with the Company’s acquisition of Safir, the Company paid QuanStar Group a finder’s fee of $200 in cash and 10,883 shares of common stock valued at $175,000.  Dr. Schiller and Mr. Lööf are former partners in QuanStar Group.  Arnold Burns and Andrew J. Kaslow, members of the Company’s business advisory board, are the Chairman and a partner in QuanStar Group, respectively.

Issuances to Verus International Group, Ltd.

On September 25, 2007, pursuant to a stock purchase agreement dated March 1, 2007 by and between the Company and Verus Support Services, Inc., Verus International Group, Ltd. received 850 shares of common stock in consideration of services performed from July 2006 through September 2006.

On February 25, 2008, pursuant to a stock purchase agreement dated February 1, 2008 by and between the Company and Versus Support Services, Inc., Verus International Group, Ltd. received 1,567 shares of common stock in consideration of services performed from April 2007 through June 2007.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In thousands except share and per share amounts)

19.  Defined Contribution Plan

The Company has a 401(k) profit sharing plan (the “401(k) Plan”), covering employees who have completed three months of service and meet certain other eligibility requirements. The 401(k) Plan provides for a discretionary matching contribution by the Company, based on employee elective deferrals, determined each payroll period. The 401(k) Plan also provides for an employer discretionary profit sharing contribution. Employees vest at a rate of 25% per year in discretionary employer contributions. The 401(k) Plan expense amounted to approximately $776, $290 and $120 for the years ended December 31, 2008, 2007 and 2006, respectively.

20.  Subsequent Events

On January 1, 2009, the Company granted, in the aggregate, options for the purchase of 75,000 shares of its common stock at an exercise price of $1.99 per share, under the Incentive Plan, to three members of the Board of Directors. The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant.  In the aggregate, these options have a value of approximately $96 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of three years, volatility of 104%, dividends of 0%, and a risk free interest rate of 1.55%.

On January 1, 2009, the Company granted, in the aggregate, options for the purchase of 100,000 shares of its common stock at an exercise price of $1.99 per share, under the Incentive Plan, to certain members of its advisory boards for their advisory services to the Company.  The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant.  In the aggregate, these options have a value of approximately $128 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of three years, volatility of 104%, dividends of 0%, and a risk free interest rate of 1.55%.

On February 17, 2009, the Company issued 2,817,235 shares of its common stock upon the conversion of 42,258.53 shares of Series D convertible preferred stock.

On February 25, 2009, the Company granted, in the aggregate, options for the purchase of 267,500 shares of its common stock at an exercise price of $1.70 per share, under the Incentive Plan, to certain officers and employees.  The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant.  In the aggregate, these options have a value of approximately $325 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of three years, volatility of 104%, dividends of 0%, and a risk free interest rate of 2.06%.

On January 31, 2009 and February 28, 2009, the Company issued 5,623 and 5,484 shares of its common stock, respectively, under the Stock Purchase Plan.  The Company realized proceeds of $14, and recognized stock based compensation of $4 in connection with the issuance of these shares.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2008.

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

It should be noted, however, that because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2008, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report on Form 10-K does not include an attestation report of Marcum & Kliegman LLP, our independent registered public accounting firm, regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during our fourth quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

           On September 25, 2008, we entered into an employment agreement with Mr. Halsey Fischer (the “Fischer Employment Agreement”), replacing Mr. Fischer’s employment agreement entered into on August 12, 2005.  Pursuant to the Fischer Employment Agreement, Mr. Fisher agreed to continue his employment with us as Chief Executive Officer of our Fraud and SIU Services Unit.  Mr. Fischer is to be paid a base salary of $250 per year and eligible for a discretionary annual bonus of up to $125.  The Fischer Employment Agreement may be terminated by us or Mr. Fischer two years from the commencement date, provided that we have the right to extend the term for an additional one-year period.  In the event that we terminate Mr. Fischer’s employment without “cause” (as defined in the Fischer Employment Agreement) or Mr. Fischer terminates his employment in the event he is assigned to a company office outside of the Nashville, TN metropolitan area, we are generally obligated to continue to pay his base salary and certain benefits for the lesser of (i) six months following termination or (ii) the remainder of the initial two year term of the Fischer Employment Agreement.  The Fischer Employment Agreement also contains certain non-compete and non-solicitation provisions effective for 12 months following Mr. Fischer’s termination, as well as standard confidentiality provisions.

There are no other items required to be disclosed on Current Report on Form 10-K during the year ended December 31, 2008 that were not so reported.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

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

Name	Age	Position

Executive Officers and Directors
Harvey W. Schiller, Ph.D.	69	Chairman of the Board of Directors and Chief Executive Officer

Jeffrey O. Nyweide	53	Chief Financial Officer, Executive Vice President-Corporate Development, Treasurer and Secretary

Thomas P. Ondeck	62	President, International Strategies Unit

Halsey Fischer	60	Chief Executive Officer, Fraud and SIU Services Unit

James Lee Witt	65	Chief Executive Officer, Preparedness Services Unit

Howard Safir	67	Chief Executive Officer, Security Consulting and Investigations Unit

Per-Olof Lööf	58	Vice Chairman of the Board of Directors

John P. Oswald	49	Director and Chairman of the Compensation and the Nominating Committees

Ronald M. Starr	39	Director and Chairman of the Audit Committee

John P. Bujouves	46	Director

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

Halsey Fischer became the Chief Executive Officer of our Fraud and SIU Services unit upon our acquisition of CBR in August 2005. Mr. Fischer oversees our national investigations practice. Mr. Fischer served as the President and Chief Executive Officer of CBR from its founding in 1998 until its acquisition. During his tenure at CBR, Mr. Fischer built an investigations firm with eight offices in the United States through acquisitions and organic growth. Under Mr. Fischer’s leadership, CBR developed a state-of-the-art Internet case management system for use by remote offices and its clients. Prior to forming CBR, Mr. Fischer was Senior Vice President, U.S. Investigations for Pinkerton Consulting & Investigations, Inc., since acquired by Securitas AB, and was responsible for each of its 28 profit centers across the United States. Prior to Pinkerton, Mr. Fischer was Group President of Security Consulting and Investigations for Business Risks International, the predecessor to Pinkerton’s investigations unit.

James Lee Witt became the Chief Executive Officer of our Preparedness Services unit upon our acquisition of JLWA in March 2006. As the President and Chief Executive Officer of JLWA from 2002 until its acquisition in March 2006, Mr. Witt provided consulting and crisis management services to state and local governments, educational institutions, the international community and corporations. From 2003 to 2006, Mr. Witt was the Chief Executive Officer of the International Code Council, a 50,000 member association dedicated to building safety that develops the codes used to construct residential and commercial buildings, including homes and schools. Mr. Witt has over 25 years of disaster management experience, culminating in his appointment as the Director of FEMA, where he served from 1993 to 2001. Mr. Witt was appointed by President Clinton and confirmed by the U.S. Senate as Director of FEMA in April 1993. In February 1996, President Clinton elevated Mr. Witt to cabinet status, a first for a FEMA Director. As FEMA Director, Mr. Witt coordinated federal disaster relief on behalf of President Clinton, including the response and recovery activities of 28 federal agencies and departments, the American Red Cross and other voluntary agencies. He also oversaw the National Flood Insurance Program, the U.S. Fire Administration and other pro-active mitigation activities to reduce loss of life and property from all types of hazards. Mr. Witt directed 2,500 employees located in Washington, D.C. and 10 regional offices. Mr. Witt’s professional career includes the formation of Witt Construction, a commercial and residential construction company. After 12 years as a successful businessman and community leader, he was elected County Judge for Yell County, serving as the chief elected official for the county, with judicial responsibilities for county and juvenile court. At age 34, he was the youngest elected official in Arkansas, and was later honored for his accomplishments by the National Association of Counties. After being re-elected six times to the position, Mr. Witt was appointed by then Governor Bill Clinton to assume leadership of the Arkansas Office of Emergency Services (“OES”). He served as the Director of the Arkansas OES for four years.

Howard Safir became the Chief Executive Officer of our Security Consulting and Investigations unit upon our acquisition of Safir in May 2006. Mr. Safir served as Chairman and Chief Executive Officer of Safir from December 2001 until its acquisition. Prior to that time, Mr. Safir was Vice Chairman of IPSA International, a provider of investigative and security consulting services. From 1996 to 2000, Mr. Safir served as Police Commissioner of New York City. From 1994 to 1996, Mr. Safir served as New York City’s Fire Commissioner. Mr. Safir began his law enforcement career in 1965 as a special agent assigned to the New York office of the Federal Bureau of Narcotics, a forerunner of the Drug Enforcement Administration (the “DEA”). From 1977 to 1978, Mr. Safir served as Assistant Director of the DEA. From 1978 to 1990, Mr. Safir worked for the United States Marshals Service where he served as Director of the Witness Protection Program and Assistant Director for Operations. Mr. Safir is currently Chairman of the Board of Directors of GVI Security Solutions, a provider of video surveillance and security solutions products and National Security Solutions Inc., a blank check company organized for the purpose of effecting a business combination, including with entities involved in the security and homeland defense industries.  Mr. Safir also serves as a Director of Verint Systems, Inc., a provider of intelligence solutions for enterprise workforce optimization and security intelligence, and as Chief Executive Officer of the November Group, through which he provides, to a limited extent, technical and management consulting services to various companies, including ChoicePoint Inc., which provides investigative, consulting and other services which are similar to services the Company provides.

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

John P. Oswald became a member of our Board of Directors on January 28, 2008 and has been appointed Chairman of the Compensation Committee and the Nominating Committee.  Mr. Oswald has been the President and Chief Executive Officer of the Capital Trust Group, an international merchant/investment bank with offices in London, New York, Washington, D.C. and Beirut since 1993.  Mr. Oswald is responsible for the U.S. operations of Capital Trust Group and it’s worldwide investment banking operations.  His responsibilities have included managing a number of private equity funds, both in the U.S. and European markets which have focused on mezzanine and equity investments ranging from approximately $10 million to $100 million in middle market, private and public companies with revenues from $20-$1 billion.  Since 1993 Mr. Oswald has also managed an extensive portfolio of U.S. real estate comprised of office/retail space primarily in suburban areas in the U.S. and Europe.  The investment banking/advisory function of Capital Trust Group includes advising clients with respect to mergers and acquisitions, financings and dispositions of holdings in the oil and gas, real estate, entertainment, education, construction, media and communications areas.  Mr. Oswald has also been responsible for completing numerous public debt offerings and public issuances of stock for the Capital Trust Group’s portfolio companies and clients.  Since December 1, 2006 Mr. Oswald has also been the President and Chief Executive Officer of Verus International Group, Ltd., an international merchant bank with offices in New York and Barbados.  From 1986 to 1996, Mr. Oswald was a partner in the international law firm of Lord Day & Lord.  He began his career as an accountant at Arthur Andersen & Co. and he is a certified public accountant.  Mr. Oswald serves as a director for Preem Holdings AB, the largest downstream refining operation in Europe, Samir, the third largest public company and the only downstream oil refinery in Morocco, and numerous privately held companies.

Ronald M. Starr has been a director since November 1998. Since 1996, Mr. Starr has been a Managing Director at Starr & Company, LLC, an accounting and business management firm for high net worth individuals, including Harvey W. Schiller, our Chairman and Chief Executive Officer. Mr. Starr was a member of the General Partner of Millennium Technology Ventures, L.P. from 1999 to 2001 and has been the Chief Financial Officer and General Counsel of the venture capital funds PS Capital Holdings, L.P. and PS Capital Ventures, L.P., where his duties included negotiating and structuring the funds’ venture capital investments, since 1996 and 1997, respectively. Prior to working at Millennium Technology Ventures, PS Capital and Starr & Company, Mr. Starr was an attorney in the tax department at Proskauer Rose LLP, a New York City law firm. Mr. Starr is an advisory partner of Millennium Technology Value Partners, L.P.

John P. Bujouves has been a director since June 2005. Mr. Bujouves has been the President and a director of Bayshore Asset Management Inc., a provider of asset management services, since 2003 and the Chief Executive Officer of Integris Funds Ltd., a Cayman Islands based mutual fund company, since 1999. Mr. Bujouves has served as a director of Nationwide Credit Inc., one of the ten largest account receivable companies in the United States, since 2003. He also serves as Chairman of Globacor Capital Inc., a Canadian private equity investment firm, and Bayshore Bank & Trust Corp., one of Barbados’ largest private banks, and is a director and former Chairman of the Ontario Arthritis Society. Mr. Bujouves’s past experience includes directing CIBC’s International Private Banking group in Canada, where he provided leadership and technical expertise to a professional consulting group on the uses of international banking and trust services. Prior to that, as Managing Partner for Royal Trust International, Mr. Bujouves launched Royal Trust Corporation’s first two locations in the United States.

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

Based solely upon a review of the copies of the forms furnished to us, we believe that our officers and directors complied with all applicable filing requirements during the 2008 fiscal year except as set forth below:

On January 29, 2008, Mr. Bujouves filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on January 1, 2008.

On January 29, 2008, Mr. Burstein filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on January 1, 2008.

On January 29, 2008, Mr. Lööf filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on January 1, 2008.

On February 22, 2008, Mr. Ondeck filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on January 1, 2008.

On April 4, 2008, Mr. Fischer filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering a series of transactions, two of which occurred on March 31, and April 1, 2008.

On April 24, 2008, Mr. Oswald filed a Statement of Changes in Beneficial Ownership of Securities on Form 4 covering one transaction that occurred on February 25, 2008.

On February 27, 2009, Vicis Capital, LLC filed an Initial Statement of Beneficial Ownership of Securities on Form 3 covering its becoming a 10% beneficial owner on December 19, 2008.

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

The Nominating Committee considers and makes recommendations on matters related to the practices, policies and procedures of the Board of Directors and takes a leadership role in shaping our corporate governance. As part of its duties, the committee assesses the size, structure and composition of the Board of Directors and its committees, coordinates evaluation of Board performance and reviews Board compensation. The committee also acts as a screening and nominating committee for candidates considered for election to the Board of Directors. In this capacity it concerns itself with the composition of the Board of Directors with respect to depth of experience, balance of professional interests, required expertise and other factors. The committee evaluates prospective nominees identified on its own initiative or referred to it by other Board members, management, stockholders or external sources and all self-nominated candidates.  The committee uses the same criteria for evaluating candidates nominated by stockholders and self-nominated candidates as it does for those proposed by other Board members, management and search companies. Our Nominating Committee is comprised of Messrs. Lööf, Bujouves and Oswald. Mr. Oswald is the chairman of the committee.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) applying to all of our directors, officers and employees. The Code of Ethics is reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to appropriate persons identified in the Code of Ethics, and (v) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available in the Investor Relations; Corporate Governance portion of our website, http://www.globaloptions.com.  Additional copies of the Code of Ethics may be obtained without charge, from us by writing or calling: 75 Rockefeller Plaza, 27th Floor, New York, New York 10019, Attn: Chief Financial Officer, tel: (212) 445-6261.

Item 11.    Executive Compensation

(Dollar amounts in thousands, except per share amounts)

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Harvey W. Schiller, Ph.D. Chairman and Chief Executive Officer	2008 2007	400 375	50(1) 100(4)	163(2) -(5)	– – )	16(3) 16(6)	629 491
Jeffrey O. Nyweide Chief Financial Officer and Executive Vice President	2008 2007	350 325	38(1) 75(4)	122(2) –	– –	136(7) 71(8)	645 471
James Lee Witt Chief Executive Officer of Preparedness Services unit	2008 2007	500 500	55(9) 100(11)	- -(5)	- 572(12)	14(10) 17(13)	569 1,189

(1)
Amount represents bonus earned in accordance with achievement of performance criteria established by the Compensation Committee. The bonus amount, as approved by the Compensation Committee, was paid on September 5, 2008.

(2)
On December 19, 2006, Dr. Schiller and Mr. Nyweide were granted 100,000 shares and 75,000 shares and on  July 24, 2008 were granted 250,000 and 187,500 shares of restricted stock, respectively, which is subject to vesting in accordance with annual performance criteria established by the Compensation Committee.    None of this restricted stock was vested in 2007. On December 12, 2007, our Compensation Committee determined that 6,250 shares and 4,687 shares of restricted stock, valued at $78 and $58, held by Dr. Schiller and Mr. Nyweide, respectively, effective on January 1, 2008, were no longer subject to forfeiture. Dr. Schiller and Mr. Nyweide elected to have the Company withhold 2,278 and 1,585 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of their restricted stock. Such withheld shares are reflected as treasury shares in the Company’s books and records. As a result of the withholding of shares, Dr. Schiller and Mr. Nyweide received 3,972 and 3,102 shares, respectively.    Effective on August 15, 2008, our Compensation Committee determined that 25,000 shares and 18,500 shares of restricted stock, valued at $163 and $122, held by Dr. Schiller and Mr. Nyweide, respectively, were no longer subject to forfeiture. Dr. Schiller and Mr. Nyweide elected to have the Company withhold 9,451 and 6,253 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of their restricted stock. Such withheld shares are reflected as treasury shares in the Company’s books and records. As a result of the withholding of shares, Dr. Schiller and Mr. Nyweide received 15,549 and 12,247 shares, respectively.

(3)	Amount includes payment of $11 towards health, life and disability insurance benefits.

(4)
Amount represents bonus earned in accordance with annual performance criteria established by the Compensation Committee.  The bonus amount was approved by the Compensation Committee on December 12, 2007, and was paid on January 11, 2008.

(5)	On January 1, 2007, certain of our employees were awarded 13 shares of our common stock under our 2006 long-term incentive plan, with a grant date fair value of $12.00 per share.

(6)	Amount includes payments of $11 toward health, life and disability insurance benefits.

(7)	Amount includes payments of a $108 housing allowance for the rental of an apartment in New York City, as well as $17 towards health, life and disability insurance benefits.

(8)	Amount includes payments of a $45 housing allowance for the rental of an apartment in New York City, as well as $17 towards health, life and disability insurance benefits.

(9)	Amount represents bonus earned in accordance with annual performance criteria established by the Compensation Committee.

(10)	Amount includes payments of $12 towards health, life and disability insurance benefits.

(11)	Amount represents bonus earned in accordance with annual performance criteria established by the Compensation Committee.

(12)
On September 28, 2007, Mr. Witt was awarded options to purchase 112,500 shares of our common stock at an exercise price of $7.24 per share with a grant date fair value of $572.  The options vest ratably upon the first, second and third anniversaries of the date of grant.

(13)	Amount includes payments of $14 towards health, life and disability insurance benefits.

Employment Agreements and Potential Payments Upon Termination or Change In Control

Harvey W. Schiller, Ph.D.

We entered into a three-year employment agreement with Dr. Schiller, our Chairman and Chief Executive Officer, in January 2004.  On December 19, 2006, the agreement was amended to extend the term through January 31, 2010.  The agreement is subject to automatic one-year extensions, unless either party provides notice to the other party of its intention not to renew the agreement.  The amendment provides for an annual base salary of $375, $400 and $425 starting January 1, 2007, 2008 and 2009, respectively, as well as an annual performance bonus payable 50% in cash and 50% in restricted stock which will vest upon the achievement of goals agreed upon mutually between Dr. Schiller and the Compensation Committee.  In connection with the extension of the term of his employment agreement, Dr. Schiller was awarded a one-time grant of 100,000 shares, and on July 24, 2008 was granted 250,000 shares of restricted common stock, subject to vesting in accordance with performance criteria established by the Compensation Committee.

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

Jeffrey O. Nyweide

We were a party to a consulting agreement with Mr. Nyweide providing for his service as our Chief Financial Officer and Executive Vice President-Corporate Development for a monthly fee of $25, subject to adjustment based upon the services performed by Mr. Nyweide.  On December 19, 2006, the Compensation Committee amended the terms of this consulting agreement, extending its term through January 2010.  The amendment provided for an increase in the monthly fee to $27, $29 and $31 for the years 2007, 2008 and 2009, respectively.  In connection with the extension, Mr. Nyweide was awarded a one-time grant of 75,000 shares, and on July 24, 2008 was granted 187,500 shares of restricted common stock, subject to vesting in accordance with performance criteria established by the Compensation Committee.

Effective as of August 1, 2007, Mr. Nyweide and we terminated his consulting agreement and entered into an employment agreement providing for Mr. Nyweide’s service as our Chief Financial Officer, Executive Vice President—Corporate Development, Treasurer and Secretary, reporting to the Chairman of the Board.  The employment agreement is for an initial term commencing on August 1, 2007 and terminating on January 31, 2010, subject to one-year extensions. Under the employment agreement, Mr. Nyweide’s salary for the remainder of 2007 was $27 per month and his annual base salary for 2008 was $350 and for 2009 will be $375.  In addition, Mr. Nyweide will receive $9 per month to help defray his cost of living in New York City.  Mr. Nyweide will also be entitled to annual performance bonuses payable 50% in cash and 50% in restricted stock subject to vesting according to mutually agreed goals, established by the Compensation Committee.  The employment agreement provides that all options to purchase common stock and the 75,000 shares of restricted stock, subject to vesting as described above, granted to Mr. Nyweide pursuant to his consulting agreement, will remain in full force and effect.  Upon a change in control, all such options and restricted stock will immediately vest, all performance conditions will deemed to have been met and the exercise term of any stock options will equal the term of such options as originally granted. In addition, we have agreed to provide Mr. Nyweide with all employee benefit plans and programs that we offer for our senior management, including 401(k) plans and group life, disability, health, medical and dental insurance plans.

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

James Lee Witt

Concurrently with our acquisition of JLWA in March 2006, we entered into a four-year employment agreement with Mr. Witt, the former President and Chief Executive Officer of JLWA.  On May 11, 2007, the agreement was amended and restated. Pursuant to the amended and restated agreement, Mr. Witt became the Chief Executive Officer of our Preparedness Services unit and agreed to perform such other duties and responsibilities as the Board of Directors may assign. Mr. Witt agreed to devote his full time to us at a salary of $300 per year and a discretionary annual bonus.  In addition, Mr. Witt receives annual compensation of $200 as consideration for his resignation from the International Code Council.  We may terminate Mr. Witt’s employment agreement for cause, upon the death or disability of Mr. Witt or upon 30 days’ notice by either party. In the event we terminate the employment agreement without cause, we are required to pay Mr. Witt his base salary and certain benefits for 12 months following termination. The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.  On September 28, 2007, Mr. Witt was awarded options to purchase 112,500 shares of our common stock at an exercise price of $7.24 per share with a grant date fair value of $572.  The options vest ratably upon the first, second and third anniversaries of the date of grant.

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

Amended and Restated 2006 Long-Term Incentive Plan

Our 2006 Long-Term Incentive Plan was originally adopted on December 5, 2006.  On July 24, 2008, our stockholders approved the Amended and Restated 2006 Long-Term Incentive Plan (the “Incentive Plan”), which became effective immediately following its approval and replaced the original 2006 Long-Term Incentive Plan.

The Incentive Plan provides for the issuance of up to 3,000,000 shares of our common stock, increased from 1,500,000 under the original 2006 Long-Term Incentive Plan.  The Compensation Committee has the authority to determine the amount, type and terms of each award, but may not grant awards under the Incentive Plan, in any combination, for more than 625,000 shares of our common stock to any individual during any calendar year, increased from 312,500 under the original 2006 Long-Term Incentive Plan.

The Incentive Plan is administered by the Compensation Committee, or in the absence of the Compensation Committee, the entire Board of Directors.  The Compensation Committee has sole authority to interpret the Incentive Plan and set the terms of all awards, including, without limitation, determining the performance goals associated with performance-based awards, determining the recipients of awards, determining the types of awards to be granted, and the making policies and procedures relating to administration of the Incentive Plan.

The purpose of the Incentive Plan is to allow us to continue to provide incentives to such participants who are responsible for our success and growth, assist us in attracting, rewarding and retaining employees of experience and ability, facilitate the completion of strategic acquisitions, link incentives with increases in stockholder value and to further align participants’ interests with those of other stockholders.  In general, the Incentive Plan empowers us to grant stock options and stock appreciation rights, and performance-based cash and stock and other equity based awards, including restricted stock and restricted stock units.  The Incentive Plan will also continue to allow us to grant performance-based compensation awards that meet the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), thereby preserving our ability to receive tax deductions for the awards.

The Incentive Plan may be amended, suspended or terminated by the Board of Directors, except that (a) no amendment shall be made that would impair the rights of any participant under any award theretofore granted without the participant’s consent, and (b) no amendment shall be made which, without the adoption of our stockholders, would (i) materially increase the number of shares that may be issued under the Incentive Plan, except as the Compensation Committee may appropriately make adjustments; (ii) materially increase the benefits accruing to the participants under the Incentive Plan; (iii) materially modify the requirements as to eligibility for participation in the Incentive Plan; (iv) decrease the exercise price of an option to less than 100% of the Fair Market Value (as defined under the Incentive Plan) per share of common stock on the date of grant thereof; or (v) extend the term of any option beyond ten years.

No award may be granted under the Incentive Plan after the tenth anniversary of the Incentive Plan’s effective date, December 5, 2006.

Amended and Restated 2006 Employee Stock Purchase Plan

Our 2006 Stock Purchase Plan was originally adopted on December 5, 2006.  On July 24, 2008, our stockholders approved the Amended and Restated 2006 Employee Stock Purchase Plan (the “Stock Purchase Plan”), which became effective immediately following its approval and replaced the original 2006 Employee Stock Purchase Plan.

The Stock Purchase Plan permits eligible employees to automatically purchase at the end of each month at a discounted price, a certain number of shares of our common stock by having the effective purchase price of such shares withheld from their base pay.  The Stock Purchase Plan provides for the issuance of up to 2,000,000 shares of our common stock, increased from 250,000 under the original 2006 Employee Stock Purchase Plan.

The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors.  Pursuant to the terms of the Stock Purchase Plan, the Compensation Committee has the authority to make rules and regulations for the administration of the Stock Purchase Plan.

The purpose of the Stock Purchase Plan is to encourage eligible employees to acquire or increase their proprietary interests in our company through the purchase of shares of our common stock, thereby creating a greater community of interest between our stockholders and our employees.

The Incentive Plan may be amended or terminated by the Board of Directors, provided that, without stockholder approval, no such amendment may (a) increase the maximum number of shares that may be issued under the Stock Purchase Plan, (b) amend the requirements as to the class of employees eligible to purchase stock under the Stock Purchase Plan, or (c) permit the members of the Compensation Committee to purchase stock under the Stock Purchase Plan.  No termination, modification, or amendment of the Stock Purchase Plan may adversely affect the rights of an employee with respect to an option previously granted to him or her under such option without his or her written consent.

Unless the Stock Purchase Plan is previously terminated by the Board of Directors, no additional stock will be available for purchase under the Stock Purchase Plan at the earlier of (a) October 17, 2016, or (b) the point in time when no shares of stock appropriately reserved for issuance are available.

Executive Compensation Plan

On December 5, 2006, the Compensation Committee approved the establishment of our Executive Compensation Plan (“Executive Compensation Plan”), which links base salary, benefits and short-term and long-term incentives within the total compensation framework. The committee also extended the agreements with Dr. Schiller and Mr. Nyweide until January 31, 2010. The Executive Compensation Plan provides for cash awards and vesting of restricted stock, based on the achievement of performance targets set by the Compensation Committee.

Bonus awards granted under the Executive Compensation Plan have two components: an annual (single-year) incentive plan component, which is 20% of the bonus target, and a multi-year incentive plan component, which is 80% of the bonus target. Single-year performance targets are established at the end of the immediately preceding year and are monitored throughout the year. The annual incentive plan provides upside potential when organizational goals are exceeded and less when goals are missed. Multi-year performance metrics include components that related to increasing stockholder value.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of the end of the fiscal year ended December 31, 2008:

Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares of restricted stock that have not vested (1) (#)	Equity Incentive Plan Awards: Market value at December 31, 2008 of Unearned shares that have not vested (RSU Awards) ($)	Number of Securities Underlying Unvested RSUs (1) (#)	Market Value of Securities Underlying Unvested RSUs ($)

Harvey Schiller	318,750(2)	634	95,737	191
Jeffrey O. Nyweide	239,313(2)	476	42,281	84
James Lee Witt	-	-	37,500	75

(1)
Pursuant to the terms of their respective employment and consulting agreements, all of Dr. Schiller’s and Mr. Nyweide’s restricted stock and RSUs will vest immediately upon a change in control of the Company, and all performance conditions for any restricted stock will be deemed to be met.

(2)
Amount represents shares of restricted stock subject to vesting in accordance with performance criteria established by the Compensation Committee.   On December 19, 2006, Dr. Schiller and Mr. Nyweide were granted 100,000 shares and 75,000 shares and on July 24, 2008 were granted 250,000 and 187,500 shares of restricted stock, respectively, which is subject to vesting in accordance with annual performance criteria established by the Compensation Committee.    None of this restricted stock was vested in 2007. On December 12, 2007, our Compensation Committee determined that 6,250 shares and 4,687 shares of restricted stock, valued at $78 and $58, held by Dr. Schiller and Mr. Nyweide, respectively, effective on January 1, 2008, were no longer subject to forfeiture. Dr. Schiller and Mr. Nyweide elected to have the Company withhold 2,278 and 1,585 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of their restricted stock. Such withheld shares are reflected as treasury shares in the Company’s books and records. As a result of the withholding of shares, Dr. Schiller and Mr. Nyweide received 3,972 and 3,102 shares, respectively.    Effective on August 15, 2008, our Compensation Committee determined that 25,000 shares and 18,500 shares of restricted stock, valued at $163 and $122, held by Dr. Schiller and Mr. Nyweide, respectively, were no longer subject to forfeiture. Dr. Schiller and Mr. Nyweide elected to have the Company withhold 9,451 and 6,253 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of their restricted stock. Such withheld shares are reflected as treasury shares in the Company’s books and records. As a result of the withholding of shares, Dr. Schiller and Mr. Nyweide received 15,549 and 12,247 shares, respectively

DIRECTOR COMPENSATION

The following table sets forth information with respect to compensation earned by or awarded to each Director of the Corporation who is not a named executive officer and who served on the Board of Directors during the fiscal year ended December 31, 2008:

Name	Fees Earned ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Per-Olof Lööf	45	78	(1)	-	123

Ronald Starr	-	-		-	-

John Bujouves	33	78	(2)	-	111

John P. Oswald (3)	48	-	(4)	-	48

(1)	On January 1, 2008, an option to purchase 25,000 shares was granted to Mr. Lööf under the 2006 Long Term Incentive Plan.

(2)	On January 1, 2008 an option to purchase 25,000 shares of our common stock was granted to Mr. Bujouves under the 2006 Long-Term Incentive Plan.

(3)	Mr. Oswald was appointed to our Board of Directors on January 28, 2008.

(4)	An option to purchase 10,000 shares of our common stock granted to Mr. Oswald on January 1, 2008, valued at $31, was for his service on our Senior Advisory Board and is not included in this table.

2008 Director’s Plan

A compensation plan for our Board of Directors was in place for 2008.  Following the Directors Plan, each non-employee member of our Board of Directors was entitled to receive an annual stock option grant for attending board meetings and serving on and chairing board committees.  One of our directors declined such a grant.  All stock options were made exercisable at the then prevailing market price on the date immediately prior to the date of grant.  No other fees were paid to members of our board.

On January 1, 2008, we granted options to purchase 75,000 shares, in the aggregate, to three of the four independent members of the Board of Directors, under the 2006 Long-Term Incentive Plan.  These options were granted at an exercise price based upon the closing price of the common stock on the date immediately prior to the date of grant, have a term of five years and vested in equal installments, 25% at March 31, 2008, 25% at June 30, 2008, 25% at September 30, 2008 and 25% at December 31, 2008.

2009 Director’s Plan

A compensation plan for our Board of Directors is in place for 2009.  Following the Directors Plan, each non-employee member of our Board of Directors is entitled to receive an annual stock option grant for attending board meetings and serving on and chairing board committees.  One of our directors declined such a grant.  All stock options were made exercisable at the then prevailing market price on the date immediately prior to the date of grant.

On January 1, 2009, we granted options to purchase 75,000 shares, in the aggregate, to three of the four independent members of the Board of Directors, to purchase shares of our common stock under the Amended and Restated 2006 Long-Term Incentive Plan.  These options were granted at an exercise price based upon the closing price of the common stock on the date immediately prior to the date of grant, have a term of five years and vest in equal installments, 25% at March 31, 2009, 25% at June 30, 2009, 25% at September 30, 2009 and 25% at December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 6, 2009 by:

•	each person who is known by us to beneficially own 5% or more of our common stock;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers, as a group.

Except as otherwise set forth below, the address of each of the persons listed below is GlobalOptions Group, Inc., 75 Rockefeller Plaza, 27th Floor, New York, New York 10019. Unless otherwise indicated, the common stock beneficially owned by a holder includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person, and also includes options to purchase shares of our common stock exercisable within 60 days which have been granted under the 2005 Stock Option Plan, the 2006 Stock Option Plan, the 2006 Long-Term Incentive Plan and the Amended and Restated 2006 Long-Term Incentive Plan.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)
	Shares	%
5% or Greater Stockholders:

Vicis Capital Master Fund(2)	3,299,749	25.0
James L. Witt Revocable Trust U/A/D 12/28/05(3)	802,318	6.1
Artio Global Management LLC(4)	761,620	5.8

Directors and Named Executive Officers:

Harvey W. Schiller, Ph.D.(5)	502,533	3.8
Jeffrey O. Nyweide(6)	269,262	2.0
James Lee Witt(7)	858,351	6.5
Per-Olof Lööf(8)	53,000	*
Ronald M. Starr(9)	5,555	*
John P. Bujouves(10)	280,469	2.1
John P. Oswald(11)	112,742	*

All executive officers and directors as a group (10 persons)(12)	2,415,332	18.2

*	Less than 1% of outstanding shares.

(1)
Based upon 13,208,210 shares of our common stock outstanding on March 6, 2009 and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of March 6, 2009.  The number of shares and ownership percentages do not include shares of common stock issuable upon the conversion of our Series D Preferred Stock, as the Series D Preferred Stock is non-voting and is subject to a beneficial ownership limitation that restricts its conversion into common stock.

(2)
Consists of shares of our common stock.  Shares of our common stock held by Vicis Capital Master Fund may be deemed to be controlled by Vicis Capital LLC.  The business address of Vicis Capital LLC is 445 Park Avenue, 16th Floor, New York, New York  10022.

(3)	Consists of shares of our common stock. Shares of our common stock held by the James L. Witt Revocable Trust U/A/D 12/28/05 may be deemed to be controlled by its trustee, Mr. James Lee Witt.

(4)	Consists of shares of common stock. The business address of Artio Global Management (formerly Julius Baer Investment Management LLC) is 330 Madison Avenue, Suite 12A, New York, NY 10017.

(5)	Consists of shares of our common stock.

(6)	Consists of shares of our common stock.

(7)
Consists of 56,033 shares of our common stock held by Mr. Witt individually, and 802,318 shares of our common stock held by the James L. Witt Revocable Trust U/A/D 12/28/05, of which Mr. Witt is the trustee.  Mr. Witt may be deemed to be the beneficial owner of the shares of our common stock held by the James L. Witt Revocable Trust U/A/D 12/28/05.

(8)
Consists of 31,250 shares of our common stock issuable upon exercise of stock options held by Mr. Lööf individually, and 21,750 shares of our common stock held by Lööf Holdings, LLC, a limited liability company controlled by Mr. Lööf.  Mr. Lööf may be deemed to be the beneficial owner of the shares of our common stock held by Lööf Holdings, LLC.

(9)	Consists of 5,555 shares of our common stock held by Mr. Starr’s spouse. Mr. Starr may be deemed to be the beneficial owner of the shares of our common stock held by his spouse.

(10)
Consists of 31,250 shares of our common stock issuable upon exercise of stock options held by Mr. Bujouves individually, 2,344 shares of our common stock held by Bayshore Merchant Services, Inc., 146,875 shares of our common stock held by Integris Funds Ltd., and 100,000 shares of our common stock held by Lauriston Nominees Inc.  Mr. Bujouves is the President and a director of Bayshore Asset Management, Inc., which is an affiliate of Bayshore Merchant Services, Inc., the Chief Executive Officer of Integris Funds Ltd., and Lauriston Nominees Inc. is the nominee of Bayshore Bank and Trust Corp., of which Mr. Bujouves is Chairman.  Mr. Bujouves may be deemed to be the beneficial owner of the shares of our common stock held by Bayshore Merchant Services, Inc., Integris Funds Ltd., and Lauriston Nominees Inc.  Mr. Bujouves disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(11)
Consists of 7,032 shares of our common stock and 16,250 shares of our common stock issuable upon exercise of stock options held by Mr. Oswald individually, 48,959 shares of our common stock held by Capital Trust Investments Limited, of which Mr. Oswald is a director, and 40,501 shares of our common stock held by Verus International Group, Ltd., of which Mr. Oswald is Chief Executive Officer.  Mr. Oswald may be deemed to be the beneficial owner of the shares of our common stock held by Capital Trust Investments Limited and Verus International Group, Ltd.  Mr. Oswald disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(12)
Consists of 2,333,249 shares of our common stock and 82,083 shares of our common stock issuable upon exercise of stock options.  Included in the above calculations are 330,087 shares of our common stock and 3,333 shares of our common stock issuable upon exercise of stock options beneficially owned by three executive officers who are not named executive officers and are therefore not specifically identified in the above table.

Equity Compensation Plan Information

See Part II, Item 5, “Securities Authorized for Issuance Under Equity Compensation Plans” for information regarding our equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Stock Options Exchanged for Restricted Stock

On May 28, 2008, we issued a tender offer to holders of outstanding stock options issued prior to January 1 2008 (“Eligible Options”), to exchange their Eligible Options for RSUs on a 3 for 1 basis.  Each RSU represents one share of our common stock to be issued in the future, based on certain vesting requirements.  The offer expired on June 25, 2008. As result of this offer, as of June 26, 2008, 1,105,188 stock options were accepted for exchange and cancellation, and we issued 368,475 RSUs with a grant date fair value of $2.12 per share to participants in the offer.  The grant date fair value of the restricted stock units was determined by using the closing price of our common stock on the day immediately preceding the grant date.

All of our executive officers and directors participated in the tender offer, as a group accounting for approximately 78% of the stock options exchanged and cancelled and RSUs issued in the offer.  An individualized breakdown of their participation is set out below.

	Stock Options Exchanged and Cancelled	RSUs Issued
Harvey W. Schiller, Ph.D.	287,208	95,737
Jeffrey O. Nyweide	126,839	42,281
James Lee Witt	112,500	37,500
Howard Safir	112,500	37,500
Halsey Fisher	121,875	40,625
Thomas P. Ondeck	29,412	9,804
Per-Olof Lööf	24,375	8,127
John P. Oswald	1,250	417
Ronald M. Starr	23,108	7,707
John P. Bujouves	24,375	8,127
Total	863,442	287,825

Acquisitions

 On March 10, 2006, we acquired JLWA for an aggregate purchase price of $8,404. Of this amount, Mr. Witt, the former Chairman and Chief Executive Officer of JLWA, directly received $2,187 in cash at closing, 62,244 shares of our common stock valued at $1,215, $243 in the form of a 4.6% promissory note, which was paid in March 2007, and $332 in cash as a result of a working capital adjustment, which was paid in June 2006. Mr. Witt became the Chief Executive Officer of our Preparedness Services unit as a result of the transaction.

On May 11, 2007, we entered into the JLWA Modification Agreement with the JLWA Sellers. Under the modification, we agreed to make additional payments in the form of cash, promissory notes and common stock to the JLWA Sellers in exchange for eliminating the earnout provisions of the JLWA asset purchase agreement, which provided for a maximum additional payout of $15,400. The additional payments under the JLWA Modification Agreement consist of (i) a cash payment of $2,000, which was paid on May 14, 2007, (ii) a promissory note in the principal amount of $4,500, accruing interest at 5.65% per annum, due on January 15, 2008, subject to a 5% penalty fee if not paid on that due date, (iii) 300,000 shares of common stock valued at $2,880 and (iv) a promissory note in the principal amount of $4,300, accruing interest at 11.0% per annum, due on August 11, 2008. Of these amounts, Mr. Witt directly received $1,286 in cash, $3,001 in principal amount of the 5.65% promissory note and $2,766  in principal amount of the 11% promissory note, and James L. Witt Revocable Trust U/A/D 12/28/05, of which Mr. Witt is trustee, received 182,250 of the 300,000 shares of our common stock issued on January 30, 2008. In addition, Mr. Witt directly received approximately $3,500 of the JLWA note prepayment and prepayment premium. On October 20, 2007, the Company reached an agreement with the JLWA Sellers under which the JLWA Sellers agreed to the prepayment of the principal and accrued interest on a $4,500 promissory note, originally due on January 15, 2008, that the Company had issued to them pursuant to the terms of the JLWA Modification Agreement. In connection with this acceleration, on October 29, 2007, the Company made a negotiated prepayment premium of $800 to compensate the JLWA Sellers for, among other things, foregone interest and the cost of accelerated tax payments.  The JLWA Sellers could request acceleration of the $4,300 promissory note upon the consummation of a Qualified Public Offering or any other qualified capital raise. The JLWA Sellers requested acceleration of this promissory note in connection with our separate Qualified Public Offering, as a result of which Mr. Witt directly received approximately $2,800.

Issuances to Verus International Group, Ltd.

On February 25, 2008, pursuant to a stock purchase agreement dated February 1, 2008 by and between Verus Support Services, Inc. and us, Verus International Group, Ltd., of which one of our directors, John Oswald, is Chief Executive Officer, received 1,567 shares of our common stock valued at $15 in consideration of services performed from April 2007 through June 2007.

 Director Independence

Our Board of Directors has determined that each of our directors, except for Dr. Schiller, is “independent” under NASDAQ’s independence standards.  The Board of Directors considered the following relationships in determining that Messrs. Bujouves, Oswald, Lööf and Starr meet the independence standards of NASDAQ.  The Board of Directors considered that Mr. Bujouves is Chief Executive Officer of Integris Funds Ltd. and Chairman of Bayshore Bank & Trust Corp., each of which formerly held shares of the Company’s preferred stock and/or warrants and currently hold shares of the Company’s common stock, and determined it would not interfere with his independence, as defined by NASDAQ’s rules and regulations.  The Board of Directors considered that Mr. Lööf is a former Managing Partner of QuanStar Group and is currently the controlling person of Lööf Holdings, which formerly held shares of the Company’s preferred stock and warrants and currently holds shares of the Company’s common stock, and determined it would not interfere with his independence, as defined by NASDAQ’s rules and regulations.  The Board of Directors considered that Mr. Starr is Managing Director at Starr & Company, LLC, an accounting and business management firm for high net worth individuals that has a number of the Company’s stockholders as clients, and determined it would not interfere with his independence, as defined by NASDAQ’s rules and regulations.  The Board of Directors considered that Mr. Oswald is President and CEO of Verus International Group, Ltd., which has provided capital markets advisory services to the Company, formerly held shares of the Company’s preferred stock and warrants, and currently hold shares of the Company’s common stock.

ITEM 14.   Principal Accountant Fees and Services

 Audit Fees. The aggregate fees billed for professional services rendered was $505 and $653 for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2008 and 2007, respectively, which services included the cost of the reviews of the condensed consolidated financial statements for the years ended December 31, 2008 and 2007, and other periodic reports for each respective year.

 Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered was $60 and $391 for the years ended December 31, 2008 and 2007, respectively, relating principally to registration statements and mergers and acquisitions.

 Tax Fees. For the years ended December 31, 2008 and 2007, the principal accountant billed $173 and $130, respectively, for tax compliance.

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

Part IV

ITEM 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description

3.1	Certificate of Incorporation of GlobalOptions Group, Inc. (8)

3.2	Certificate of Amendment to Certificate of Incorporation. (11)

3.3	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series D Convertible Preferred Stock. (15)

3.4	Bylaws. (8)

3.5	Amendment to Bylaws. (14)

10.1	Restructuring Agreement, dated as of July 25, 2007, by and among GlobalOptions Group, Inc. and certain holders of the Company’s securities. (15)

10.2	Restructuring Registration Rights Agreement, dated as of July 25, 2007, by and among GlobalOptions Group, Inc. and certain holders of the Company’s securities. (15)

10.3	2005 Stock Option Plan. (2)

10.4	2006 Stock Option Plan. (7)

10.5	Amended and Restated 2006 Long-Term Incentive Plan. (21)

10.6	Amended and Restated 2006 Employee Stock Purchase Plan. (21)

10.7	Asset Purchase Agreement, dated as of January 13, 2006, by and between GlobalOptions Group, Inc. and James Lee Witt Associates, LLC. (3)

10.8	First Amendment to Asset Purchase Agreement, dated as of February 28, 2006, by and between GlobalOptions Group, Inc. and James Lee Witt Associates, LLC. (5)

10.9	Second Amendment to Asset Purchase Agreement, dated as of May 11, 2007, by and between GlobalOptions Group, Inc. and James Lee Witt Associates, LLC. (16)

10.10	Asset Purchase Agreement, dated as of January 27, 2006, by and between GlobalOptions Group, Inc. and Safir Rosetti, LLC. (4)

10.11	First Amendment to Asset Purchase Agreement, dated as of May 12, 2006, by and between GlobalOptions Group, Inc. and Safir Rosetti, LLC. (5)

10.12	Asset Purchase Agreement, dated as of May 12, 2006, by and between GlobalOptions Group, Inc., Secure Source, Inc., Marian E. Nicastro and David W. Nicastro. (6)

10.13	Asset Purchase Agreement, dated as of January 9, 2007, by and between GlobalOptions Group, Inc. and On Line Consulting Services, Inc. (10)

10.14	Stock Purchase Agreement, dated as of February 28, 2007, by and among GlobalOptions Group, Inc., ChoicePoint Government Services, Inc. and Choice Point Inc. (12)

10.15	Asset Purchase Agreement, dated February 28, 2007, by and between GlobalOptions Group, Inc. and Facticon, Inc. (13)

10.16	Asset Purchase Agreement, dated as of April 21, 2008, by and among GlobalOptions Group, Inc., Omega Insurance Services, Inc., and First Advantage Corporation. (20)

10.17	Fourth Amended and Restated Loan and Security Agreement, dated as of March 31, 2008, by and among GlobalOptions, Inc., The Bode Technology Group, Inc. and Silicon Valley Bank. (19)

10.18	Unconditional Guaranty, dated as of March 31, 2008, by GlobalOptions Group, Inc. in favor of Silicon Valley Bank. (19)

10.19	Security Agreement, dated March 31, 2008, by and between GlobalOptions Group, Inc. and Silicon Valley Bank. (19)

10.20	Intellectual Property Security Agreement, dated March 31, 2008, by and between GlobalOptions Group, Inc. and Silicon Valley Bank. (19)

10.21	Employment Agreement, dated as of January 29, 2004, between Harvey W. Schiller, Ph.D. and GlobalOptions, Inc. (1)

10.22
Letter Agreement among GlobalOptions Group, Inc., GlobalOptions, Inc. and Harvey W. Schiller, Ph.D., dated January 29, 2004, pursuant to which GlobalOptions Group, Inc. assumed Dr. Schiller’s original employment agreement with GlobalOptions, Inc. (1)

10.23	Amendment to Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 19, 2006. (9)

10.24	Employment Agreement, dated July 30, 2007, between Jeffrey O. Nyweide and GlobalOptions Group, Inc. (17)

10.25	Amended and Restated Employment Agreement, dated as of May 11, 2007, by and between GlobalOptions Group, Inc. and James Lee Witt. (16)

10.26	Employment Agreement, dated as of May 12, 2006, by and between GlobalOptions Group, Inc. and Howard Safir. (16)

10.27	Employment Agreement, dated as of September 5, 2008, by and between GlobalOptions, Inc. and Halsey Fischer. (*)

10.28	Employment Agreement, dated as of January 24, 2002, by and between Thomas P. Ondeck and GlobalOptions, Inc. (16)

10.29	First Amendment to Employment Agreement, dated September 20, 2002, by and between Thomas P. Ondeck and GlobalOptions, Inc. (16)

10.30	Amendment to Employment Agreement of Thomas P. Ondeck, dated October 17, 2006. (16)

10.31	Consulting Services Contract, dated as of August 29, 2007, between the State of Louisiana Governor’s Office of Homeland Security and Emergency Preparedness and GlobalOptions Group, Inc. (18)

21.1	Subsidiaries of GlobalOptions Group, Inc.*

23.1	Consent of Marcum & Kliegman, LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALOPTIONS GROUP, INC.

Dated: March 13, 2009	By:	/s/ Harvey W. Schiller
Harvey W. Schiller Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 13, 2009	By:	/s/ Jeffrey O. Nyweide
Jeffrey O. Nyweide Executive Vice President-Corporate Development, Chief Financial Officer, Secretary
(Principal Financial Officer and Principal Accounting Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Harvey W. Schiller	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009
Harvey W. Schiller

/s/ Jeffrey O. Nyweide	Executive Vice President ─ Corporate Development, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)	March 13, 2009
Jeffrey O. Nyweide
/s/ Per-Olof Lööf	Director	March 13, 2009
Per-Olof Lööf
/s/ John P. Oswald	Director	March 13, 2009
John P. Oswald /s/ Ronald M. Starr	Director	March 13, 2009
Ronald M. Starr /s/ John P. Bujouves	Director	March 13, 2009
John P. Bujouves

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Incorporation of GlobalOptions Group, Inc. (8)

3.2	Certificate of Amendment to Certificate of Incorporation. (11)

3.3	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series D Convertible Preferred Stock. (15)

3.4	Bylaws. (8)

3.5	Amendment to Bylaws. (14)

10.1	Restructuring Agreement, dated as of July 25, 2007, by and among GlobalOptions Group, Inc. and certain holders of the Company’s securities. (15)

10.2	Restructuring Registration Rights Agreement, dated as of July 25, 2007, by and among GlobalOptions Group, Inc. and certain holders of the Company’s securities. (15)

10.3	2005 Stock Option Plan. (2)

10.4	2006 Stock Option Plan. (7)

10.5	Amended and Restated 2006 Long-Term Incentive Plan. (21)

10.6	Amended and Restated 2006 Employee Stock Purchase Plan. (21)

10.7	Asset Purchase Agreement, dated as of January 13, 2006, by and between GlobalOptions Group, Inc. and James Lee Witt Associates, LLC. (3)

10.8	First Amendment to Asset Purchase Agreement, dated as of February 28, 2006, by and between GlobalOptions Group, Inc. and James Lee Witt Associates, LLC. (5)

10.9	Second Amendment to Asset Purchase Agreement, dated as of May 11, 2007, by and between GlobalOptions Group, Inc. and James Lee Witt Associates, LLC. (16)

10.10	Asset Purchase Agreement, dated as of January 27, 2006, by and between GlobalOptions Group, Inc. and Safir Rosetti, LLC. (4)

10.11	First Amendment to Asset Purchase Agreement, dated as of May 12, 2006, by and between GlobalOptions Group, Inc. and Safir Rosetti, LLC. (5)

10.12	Asset Purchase Agreement, dated as of May 12, 2006, by and between GlobalOptions Group, Inc., Secure Source, Inc., Marian E. Nicastro and David W. Nicastro. (6)

10.13	Asset Purchase Agreement, dated as of January 9, 2007, by and between GlobalOptions Group, Inc. and On Line Consulting Services, Inc. (10)

10.14	Stock Purchase Agreement, dated as of February 28, 2007, by and among GlobalOptions Group, Inc., ChoicePoint Government Services, Inc. and Choice Point Inc. (12)

10.15	Asset Purchase Agreement, dated February 28, 2007, by and between GlobalOptions Group, Inc. and Facticon, Inc. (13)

10.16	Asset Purchase Agreement, dated as of April 21, 2008, by and among GlobalOptions Group, Inc., Omega Insurance Services, Inc., and First Advantage Corporation. (20)

10.17	Fourth Amended and Restated Loan and Security Agreement, dated as of March 31, 2008, by and among GlobalOptions, Inc., The Bode Technology Group, Inc. and Silicon Valley Bank. (19)

10.18	Unconditional Guaranty, dated as of March 31, 2008, by GlobalOptions Group, Inc. in favor of Silicon Valley Bank. (19)

10.19	Security Agreement, dated March 31, 2008, by and between GlobalOptions Group, Inc. and Silicon Valley Bank. (19)

10.20	Intellectual Property Security Agreement, dated March 31, 2008, by and between GlobalOptions Group, Inc. and Silicon Valley Bank. (19)

10.21	Employment Agreement, dated as of January 29, 2004, between Harvey W. Schiller, Ph.D. and GlobalOptions, Inc. (1)

10.22
Letter Agreement among GlobalOptions Group, Inc., GlobalOptions, Inc. and Harvey W. Schiller, Ph.D., dated January 29, 2004, pursuant to which GlobalOptions Group, Inc. assumed Dr. Schiller’s original employment agreement with GlobalOptions, Inc. (1)

10.23	Amendment to Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 19, 2006. (9)

10.24	Employment Agreement, dated July 30, 2007, between Jeffrey O. Nyweide and GlobalOptions Group, Inc. (17)

10.25	Amended and Restated Employment Agreement, dated as of May 11, 2007, by and between GlobalOptions Group, Inc. and James Lee Witt. (16)

10.26	Employment Agreement, dated as of May 12, 2006, by and between GlobalOptions Group, Inc. and Howard Safir. (16)

10.27	Employment Agreement, dated as of September 5, 2008, by and between GlobalOptions, Inc. and Halsey Fischer. (*)

10.28	Employment Agreement, dated as of January 24, 2002, by and between Thomas P. Ondeck and GlobalOptions, Inc. (16)

10.29	First Amendment to Employment Agreement, dated September 20, 2002, by and between Thomas P. Ondeck and GlobalOptions, Inc. (16)

10.30	Amendment to Employment Agreement of Thomas P. Ondeck, dated October 17, 2006. (16)

10.31	Consulting Services Contract, dated as of August 29, 2007, between the State of Louisiana Governor’s Office of Homeland Security and Emergency Preparedness and GlobalOptions Group, Inc. (18)

21.1	Subsidiaries of GlobalOptions Group, Inc.*

23.1	Consent of Marcum & Kliegman, LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 30, 2005, as amended.

(2)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on August 11, 2005.

(3)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on January 18, 2006.

(4)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on February 1, 2006.

(5)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on March 16, 2006, as amended.

(6)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on May 16, 2006, as amended.

(7)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 16, 2006.

(8)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 11, 2006.

(9)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 22, 2006.

(10)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on January 10, 2007.

(11)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on February 23, 2007.

(12)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on March 1, 2007.

(13)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on March 1, 2007.

(14)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 16, 2007.

(15)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on July 26, 2007.

(16)	Incorporated by reference to the exhibits included with our registration statement on Form SB-2, as amended, originally filed with the SEC on August 2, 2007.

(17)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-QSB filed with the SEC on August 14, 2007.

(18)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on September 26, 2007.

(19)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on April 22, 2008.

(20)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on April 25, 2008.

(21)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on July 30, 2008.