Form 10-Q
period 2009-03-31
GlobalOptions Group, Inc.
filed 2009-05-11
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐  Accelerated filer ☐

Non-accelerated filer   ☐  (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐  No ☒

As of May 11, 2009, there were 13,667,347 shares of the issuer’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2009
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	1
	Condensed Consolidated Statements of Operations for the Three Months Ended
	March 31, 2009 and 2008 (Unaudited)	2
	Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended
	March 31, 2009 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2009 and 2008 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

ITEM 4T.	Controls and Procedures.	26

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings.	27

ITEM 1A.	Risk Factors.	28

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28

ITEM 3.	Defaults Upon Senior Securities.	28

ITEM 4.	Submission of Matters to a Vote of Security Holders.	28

ITEM 5.	Other Information.	28

ITEM 6.	Exhibits.	29

SIGNATURES.		30

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amount)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,418	$5,276
Accounts receivable, net	31,762	27,485
Inventories, net	3,052	2,522
Prepaid expenses and other current assets	692	862

Total current assets	37,924	36,145

Property and equipment, net	5,877	5,834
Intangible assets, net	5,370	5,981
Goodwill	19,968	19,968
Security deposits and other assets	548	553

Total assets	$69,687	$68,481

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$7,521	$7,093
Notes payable	250	400
Accounts payable	6,776	6,199
Deferred revenues	519	585
Accrued compensation and related benefits	4,431	3,155
Other current liabilities	2,145	1,966

Total current liabilities	21,642	19,398

Other long-term obligations	829	838

Total liabilities	22,471	20,236

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,900,000 shares authorized, no shares issued or outstanding
Series D convertible preferred stock, non-voting, $0.001 par value, 100,000 shares authorized, dividends do not accrue, no anti-dilution protection, 13,129.84 and 55,388.37 shares issued and outstanding, convertible into 875,317 and 3,692,743 shares of common stock, liquidation preference of $0.001 per share or $0.	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 13,320,431 shares issued and 13,213,364 shares outstanding at March 31, 2009, and 10,486,935 shares issued and 10,379,868 shares outstanding at December 31, 2008	13	10
Additional paid-in capital	109,592	108,989
Accumulated deficit	(62,181)	(60,546)
Treasury stock; at cost, 107,067 shares	(208)	(208)
Total stockholders' equity	47,216	48,245
Total liabilities and stockholders' equity	$69,687	$68,481

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

Revenues	$25,514	$21,499

Cost of revenues	14,755	12,366
Gross profit	10,759	9,133

Operating expenses:

Selling and marketing	3,056	2,502

General and administrative	9,148	10,996

Total operating expenses	12,204	13,498

Loss from operations	(1,445)	(4,365)

Other income (expense):

Interest income	1	16

Interest (expense)	(191)	(24)

Other expense, net	(190)	(8)

Net loss	$(1,635)	$(4,373)

Basic and diluted net loss per share	$(0.15)	$(0.45)

Weighted average number of common shares outstanding - basic and diluted	11,110,969	9,641,684

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
For the Three Months Ended March 31, 2009
(Unaudited)
(dollars in thousands)

					Series D
					Convertible		Additional
	Common Stock		Treasury Shares		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2009	10,486,935	$10	107,067	$(208)	55,388.37	$-	$108,989	$(60,546)	$48,245

Shares issued upon conversion of Series D convertible preferred stock	2,817,235	3	-	-	(42,258.53)	-	(3)	-	-

Issuance of common stock under employee stock purchase plan	16,261	-	-	-	-	-	20	-	20

Stock based compensation - restricted stock vested	-	-	-	-	-	-	192	-	192

Stock based compensation - employee stock purchase plan	-	-	-	-	-	-	7	-	7

Amortization of consultant stock option costs	-	-	-	-	-	-	20	-	20

Amortization of employee stock options costs	-	-	-	-	-	-	115	-	115

Amortization of consultant restricted stock unit costs	-	-	-	-	-	-	(2)	-	(2)

Amortization of employee restricted stock unit costs	-	-	-	-	-	-	254	-	254

Net loss	-	-	-	-	-	-	-	(1,635)	(1,635)

Balance, March 31, 2009	13,320,431	$13	107,067	$(208)	13,129.84	$-	$109,592	$(62,181)	$47,216

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:

Net loss	$(1,635)	$(4,373)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Recovery of bad debts	(393)	(115)

Depreciation and amortization	987	1,014

Deferred rent	13	81

Stock-based compensation	586	1,092

Loss on disposition of equipment	-	21

Changes in operating assets and liabilities:

Accounts receivable	(3,884)	3,928

Inventories	(530)	(105)

Prepaid expenses and other current assets	170	167

Security deposits and other assets	5	19

Accounts payable	577	(1,133)

Deferred revenues	(66)	(24)

Accrued compensation and related benefits	1,276	(589)

Other current liabilities	172	173

Other long-term obligations	(15)	(14)

Total adjustments	(1,102)	4,515

Net cash (used in) provided by operating activities	(2,737)	142

Cash flows from investing activities:

Purchases of property and equipment	(413)	(453)

Purchase of intangible assets	(6)	(4)

Net cash used in investing activities	(419)	(457)

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2009	2008

Cash flows from financing activities:

Net proceeds under line of credit	$428	$-

Repayment of notes payable	(150)	(450)

Proceeds from issuance of stock in connection with ESPP	20	-

Repurchase of common stock	-	(17)

Net cash provided by (used in) financing activities	298	(467)

Net decrease in cash and cash equivalents	(2,858)	(782)

Cash and cash equivalents - beginning of period	5,276	4,426

Cash and cash equivalents - end of period	$2,418	$3,644

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$109	$50

Supplemental disclosures of non-cash investing and financing activities:

Common stock issued in exchange for obligation to issue common stock	$-	$2,160

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 16, 2009 for the year ended December 31, 2008.

3.  Summary of Significant Accounting Policies

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of the underlying assets and liabilities. The Company establishes a valuation allowance for deferred tax assets when it determines that it is more likely than not that the benefits of deferred tax assets will not be realized in future periods.  The Company was not required to provide for a provision for income taxes for the three months ended March 31, 2009 and 2008, respectively as a result of losses incurred during this period.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding, as adjusted, during the periods presented. Common stock equivalents, consisting of stock options, restricted stock units (“RSUs”), and Series D convertible preferred stock were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.  The basic weighted average number of shares was reduced for non-vested restricted stock awards and contingently returnable escrowed shares issued in connection with acquisitions.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

3.  Summary of Significant Accounting Policies, continued

Net Loss Per Common Share, continued

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

	March 31,
	2009	2008
Stock options	1,066,008	1,709,353
Restricted stock units	366,045	-
Convertible preferred stock	875,317	3,732,808
Potentially dilutive securities realizable from the vesting of performance based restricted stock	558,063	164,063
Contingently returnable shares related to the acquisitions of Facticon, Inc. (“Facticon”) and Hyperion Risk, Inc.	-	167,865
Total potentially dilutive securities	2,865,433	5,774,089

Recently Implemented Accounting Pronouncements

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

3.  Summary of Significant Accounting Policies, continued

Recently Implemented Accounting Pronouncements, continued

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). The guidance of FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company expects SFAS 142-3 to have an impact on the accounting for any future business acquisitions.

In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 03-6-1 did not have a material effect on the consolidated financial statements.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted.  The adoption of EITF 07-5 did not have a material effect on the consolidated financial statements.

In November 2008, the EITF issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). This Issue addresses the impact that SFAS 141R and SFAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. This Issue is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, consistent with the effective dates of SFAS 141R and SFAS 160. The Company expects EITF 08-6 to have an impact on the accounting for any future business acquisitions.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

4.   Acquisition

Acquisition of Omega Insurance Services, Inc. (d/b/a First Advantage Investigative Services) (“FAIS”)

On April 21, 2008, GlobalOptions Group acquired substantially all of the business and net assets of FAIS. The aggregate purchase price paid for the assets and business was $2,548, consisting of cash in the amount of $2,164, a broker fee of $350 and acquisition and related legal expenses of $34.  The Company began consolidating the results of operations of FAIS with its operations beginning April 21, 2008.

The following presents the unaudited pro-forma combined results of operations for the three months ended March 31, 2008 of the Company with FAIS, as if the acquisition had occurred as of January 1, 2008.

For the Three Months Ended March 31,
2008
Revenues	$23,947

Net loss	$(5,319)

Pro-forma basic and diluted net loss per common share (not rounded)	$(0.55)

Pro-forma weighted average common shares outstanding - basic and diluted	9,641,684

The pro-forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred if the acquisition of FAIS had been completed as of the beginning of 2008, nor are they necessarily indicative of future consolidated results.

5. Inventories

Inventories are comprised of the following:

	As of
	March 31, 2009	December 31, 2008
Raw materials	$1,771	$1,373
Work in progress – DNA Analysis	323	304
Finished goods	968	900
	3,062	2,577

Less: Reserve for obsolescence	(10)	(55)
Total	$3,052	$2,522

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

 6.  Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following:

	Trade Names	Developed Technology	Non-Compete Agreements	Client Relationships	Patents		Accumulated Amortization	Total

Balance as of January 1, 2009	$2,560	$440	$1,660	$8,715	$115		$(7,509)	$5,981
Additions:
Costs of patents	-	-	-	-	6		-	6
Amortization	-	-	-	-	-		(617)	(617)
Balance as of March 31, 2009	$2,560	$440	$1,660	$8,715	$121		$(8,126)	$5,370

Weighted average amortization period at March 31, 2009 (in years)	6.1	0.7	0.3	2.3	-	(1)

(1)  Patents not yet approved and as such, the amortization period has not yet begun as of March 31, 2009.

The Company recorded amortization expense related to the acquired amortizable intangibles of $617 and $681 for the three months ended March 31, 2009 and 2008, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

7.  Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	As of
	March 31, 2009	December 31, 2008

Accrued performance based bonuses	$1,630	$1,237

Accrued payroll and commissions	1,929	1,172

Accrued employee benefits	872	746

Total	$4,431	$3,155

8.  Line of Credit

The Company maintains a working capital line of credit (the “Facility”) which is secured by accounts receivable and is subject to certain liquidity and earnings financial covenants. The Company has granted a first priority security interest in substantially all of its assets to the financial institution that provides this Facility.

Effective as of March 30, 2009, the financial institution that provides the Facility entered into an amendment to the Company’s working capital line of credit to (i) reduce the maximum amount available under the Facility to $10,000 (ii) increase the range of the applicable interest rate with respect to the amount outstanding under the line of credit  to 1.00% to 1.75% based upon the Company’s liquidity, plus the greater of 6.25% or the lender’s most recently announced “prime rate”, and (iii) extend the maturity of the Facility to March 29, 2010.  The Company paid a one-time fee of $55 in connection with the March 30, 2009 modification, which is included in general and administrative expenses.  The interest rate on the line of credit at March 31, 2009 was 7%.  As of March 31, 2009, the Company’s net borrowings were $7,521 under the line of credit and based upon the amount of qualifying accounts receivables, the Company was eligible to draw up to a total of $10,000 under the Facility.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

9.  Notes Payable

Notes payable, which mature at various dates through 2009, consisted of the following:

	As of
	March 31, 2009	December 31, 2008
Note payable to seller for acquisition of Secure Source, Inc. (“Secure Source”)	$250	$250
Notes payable to seller for acquisition of SPZ Oakland Corporation dba On Line Consulting Service, Inc. (“On Line Consulting”)	-	150

Total	$250	$400

On January 6, 2009, the Company repaid $150 in satisfaction of a note payable issued in connection with the purchase of On Line Consulting.

10.  Commitments and Contingencies

           Operating Leases

The Company has obligations for various office and laboratory leases.  Such lease obligations expire at various dates through August 2016.

Rent expense charged to operations amounted to $874 and $930, for the three months ended March 31, 2009 and 2008, respectively.

The terms of certain of the Company’s lease obligations provide for scheduled escalations in the monthly rent. In accordance with SFAS No. 13, “Accounting for Leases,” the non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent of $789 and $784 represents the long-term unamortized rent adjustment amount at March 31, 2009 and at December 31, 2008 and is reflected within other long-term obligations in the condensed consolidated balance sheet. In addition, the current portion of deferred rent was $47 and $41 as of March 31, 2009 and December 31, 2008, respectively, and is reflected within other current liabilities in the condensed consolidated balance sheets.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation.  Except for certain claims as described below, the Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements.

The Company was added as a defendant in federal and state litigation matters related to Facticon, which were initially filed by the plaintiffs prior to the Company’s acquisition of the assets of  Facticon.  On December 22, 2008, the Federal matter was settled in full with a cash payment of $657.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

10.  Commitments and Contingencies, continued

Litigation, Claims and Assessments, continued

In the State Court matter, Wonsch, et al. vs. Facticon Inc. and GlobalOptions Group, Inc., filed in the State Court for the Central District of California, the plaintiffs in a class action (the “State Plaintiffs”), alleged that Facticon failed to pay overtime wages under the California Civil Code. This action was similar to the Anchondo case, but was limited to the state laws of California. Subsequent to the acquisition, the Company was added as a defendant in said case, under the successor liability theory.  On December 30, 2008, the Company and the State Plaintiffs tentatively agreed to settle this matter.  As of March 31, 2009, the Company has established a reserve in the amount of $118 to cover the Company for the expected cash settlement of the remaining Facticon State Court matter, included in other current liabilities.  This amount was paid on May 8, 2009.

11.   Stockholders’ Equity

Common Stock Issued

On February 17, 2009, the Company issued 2,817,235 shares of its common stock upon the conversion of 42,258.53 shares of Series D convertible preferred stock.

During the three months ended March 31, 2009, the Company issued 16,261 shares of its common stock under the Amended and Restated 2006 Employee Stock Purchase Plan (the “Stock Purchase Plan”).  The Company realized proceeds of $20 and recognized stock based compensation of $7 in connection with the issuance of these shares.

Restricted Stock Issued Under Performance Based Executive Bonus Plan

On December 19, 2006, the Company awarded 100,000 and 75,000 shares of unvested restricted stock to its Chief  Executive Officer and Chief Financial Officer, respectively, in connection with the extension of their respective employment and consulting agreements. On July 24, 2008 the Company awarded an additional 250,000 and 187,500 shares of unvested restricted stock to its Chief Executive Office and Chief Financial Officer, respectively, in connection with the 2006 Executive Compensation Performance Bonus Plan.

At March 31, 2009, an aggregate of 558,063 of the restricted shares awarded to these executives remain subject to vesting based on certain performance and stock price targets that have been established by the Compensation Committee.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

12.  Stock Based Compensation

 Amended and Restated 2006 Long-Term Incentive Plan

Under the Company’s Amended and Restated 2006 Long-Term Incentive Plan (the “Incentive Plan”), the Company may issue up to 3,000,000 shares of the Company’s common stock.  The Compensation Committee has the authority to determine the amount, type and terms of each award, but may not grant awards under the Incentive Plan, in any combination, for more than 625,000 shares of the Company’s common stock to any individual during any calendar year, increased from 312,500 under the Company’s original 2006 Long-Term Incentive Plan.

As of March 31, 2009, 964,787 shares of common stock remain eligible to be issued under the Incentive Plan.

Amended and Restated 2006 Employee Stock Purchase Plan

Under the Company’s Amended and Restated Employee Stock Purchase Plan (the “Stock Purchase Plan”), eligible employees of the Company are permitted to automatically purchase at the end of each month at a discounted price, a certain number of shares of the Company’s common stock by having the effective purchase price of such shares withheld from their base pay.  The Stock Purchase Plan provides for the issuance of up to 2,000,000 shares of the Company’s common stock.

As of March 31, 2009, 1,961,621 shares of common stock remain unissued under the Stock Purchase Plan.

Stock Based Compensation

Stock based compensation for employees accounted for under SFAS No. 123R “Share-Based Payment” (“SFAS 123R”) was approximately $568 and $896 for the three months ended March 31, 2009 and 2008, respectively.   For the three months ended March 31, 2009 and 2008, $48 and $-, respectively, of stock based compensation under SFAS 123R was reflected in selling and marketing expenses, and $520 and $896, respectively, was reflected in general and administrative expenses.

 The Company accounts for equity instruments issued to non-employees in accordance with EITF Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (“EITF 96-18”) which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.  Stock based compensation for non-employees accounted for under EITF 96-18 was approximately $18 and $28 for the three months ended March 31, 2009 and 2008, respectively, and is reflected within general and administrative expenses.

The following table summarizes total stock based compensation costs recognized under SFAS 123R and EITF 96-18 for the three months ended March 31, 2009 and 2008, respectively.

	For the Three Months Ended March 31,
	2009			2008
	SFAS 123R	EITF 96-18	Total	SFAS 123R	EITF 96-18	Total
Stock options	$115	$20	$135	$727	$28	$755
RSUs	254	(2)	252	-	-	-
Stock purchase plan	7	-	7	-	-	-
Vesting of restricted shares under performance based executive bonus award	192		192	169	-	169
Shares issued to consultants for services	-	-	-	-	168	168
Total	$568	$18	$586	$896	$196	$1,092

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

12. Stock Based Compensation, continued

Stock Options

The fair value of each option grant during the three months ended March 31, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average assumptions used to compute the grant date value of the options granted during the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
Dividend yield	0%	0%
Expected volatility	104%	87%
Risk-free interest rate	1.86%	2.95%
Expected lives	3.6 years	5 years

The Company has determined that the expected life of options granted is the same as the contractual term for options granted prior to July 1, 2008, because the employees were expected to remain with the Company for the full term of the option award.  The expected life of options granted after June 30, 2008 was calculated using the simplified method set out in SEC Staff Accounting Bulleting No. 110 calculating the expected life as the average of the contractual term and the vesting period.

The weighted average fair value of the options on the date of grant, using the fair value based methodology for the three months ended March 31, 2009 and 2008 was $1.24 and $1.85 per share, respectively.

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

On February 25, 2009, the Company granted, in the aggregate, options for the purchase of 267,500 shares of its common stock at an exercise price of $1.70 per share, under the Incentive Plan, to certain officers and employees.  The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant.  In the aggregate, these options have a value of approximately $325 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of four years, volatility of 104%, dividends of 0%, and a risk free interest rate of 2.06%.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

12. Stock Based Compensation, continued

Stock Options, continued

At March 31, 2009, the unamortized value of stock options held by employees under SFAS123R was approximately $637.  The unamortized portion will be expensed over a weighted average period of 1.6 years.

 A summary of the status of the Company’s stock option plans and the changes during the three months ended March 31, 2009, is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value

Options outstanding at December 31, 2008	634,687	$3.62	4.1
Granted	442,500
Forfeited	(11,179)
Options outstanding at March 31, 2009	1,066,008	$2.58	4.2	-
Exercisable March 31, 2009	340,141	$3.85	3.9	-

Restricted Stock Units (“RSUs”)

At March 31, 2009, the unamortized value of RSUs held by employees under SFAS 123R was approximately $2,072. The unamortized portion will be expensed over a weighted average period of 2.1 years.

A summary of the activity related to RSUs for the three months ended March 31, 2009 is presented below:

	Total	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	366,087	$2.12
RSUs vested	-
RSUs forfeited	(42)
Nonvested at March 31, 2009	366,045	$2.12

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

12. Stock Based Compensation, continued

Stock Purchase Plan

The Stock Purchase Plan was established for eligible employees to purchase shares of the Company’s common stock on a monthly basis at 85% of the lower of the market value of the Company’s common stock on the first or last business day of each month. Under the Stock Purchase Plan, employees may authorize the Company to withhold up to 15% of their compensation during any monthly offering period for common stock purchases, subject to certain limitations. The Stock Purchase Plan was implemented during July 2008 and is qualified under Section 423 of the Internal Revenue Code. For the three months ended March 31, 2009, 16,261 shares were issued under the Stock Purchase Plan. Stock based compensation recognized in connection with the issuance of these shares was $7 for the three months ended March 31, 2009.

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

The following tables summarize financial information about the Company’s business segments for the three months ended March 31, 2009 and 2008.

For the Three Months Ended March 31, 2009

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$10,958	$6,899	$7,657	$-	$25,514

Income (Loss) from Operations	$741	$(1,165)	$(1,021)	$-	$(1,445)

Depreciation and Amortization	$251	$288	$448	$-	$987

Interest Expense , net	$-	$-	$-	$(190)	$(190)

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

13.   Client and Segment Data, continued

For the Three Months Ended March 31, 2008

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$7,142	$6,240	$8,117	$-	$21,499

Loss from Operations	$(443)	$(1,443)	$(2,479)	$-	$(4,365)

Depreciation and Amortization	$312	$283	$419	$-	$1,014

Interest Expense, net	$-	$-	$-	$24	$24

14.  Major Clients/Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. The Company’s largest client, which is within the Preparedness Services segment and represents work performed under government contracts, accounted for approximately 27% and 25% of the Company’s revenues for the three months ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009 and 2008, work performed under government contracts represented 55% and 46% of the Company’s revenues, respectively, the most significant of which, in 2009 and 2008, represented 62% and 82%, respectively, of the Company’s revenues within the Preparedness Services segment.

15.  Subsequent Events

On April 1, 2009, the Company entered into an amendment of an employment agreement with one of its key executives, at an annual salary of $375, expiring March 31, 2010. The agreement provides, among other things, for the payment of an annual performance bonus.

On April 14, 2009, the Company issued 36,900 shares valued at $75 for services rendered during 2008, and 12,900 shares valued at $23 for services rendered during the three months ended March 31, 2009, to Lippert/Heilshorn and Associates.

On April 30, 2009, the Company issued 6,183 shares of its common stock under the stock purchase plan.  The Company realized proceeds of $7 and recognized stock based compensation of $2 in connection with the issuance of these shares.

On May 1, 2009, the Company issued 398,000 shares of its common stock upon the conversion of 5,970 shares of  Series D convertible preferred stock.

On May 6, 2009, the Company repaid $288, consisting of $250 and $38 of principal and interest, respectively, in satisfaction of a note payable issued in connection with the purchase of Secure Source.

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

Overview

GlobalOptions Group, Inc. and Subsidiaries (collectively the “Company” or “GlobalOptions Group”) is an integrated provider of risk mitigation and risk management services to government entities, Fortune 1000 corporations and high net-worth and high-profile individuals. We enable clients to identify, assess and prevent natural and man-made threats to the well-being of individuals and the operations of governments and corporations. In addition, we assist our clients in recovering from the damages or losses resulting from the occurrence of acts of terror, natural disasters, fraud and other risks. We have established operating platforms for each of our business units that leverage our experienced senior management team and our proprietary business processes and technology solutions.  We have an established base of key clients, forming a base upon which we intend to grow both vertically and horizontally.

We believe our reputation, credentials and personal relationships provide us with a competitive advantage in both expanding business with our existing clients as well as securing new business. Our senior management team and advisory boards have extensive industry backgrounds and include former generals in the military, top government officials and corporate officers, intelligence and law enforcement officers, professional investigators and legal and crisis communications specialists.

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

The following table represents the revenue contribution by each of these three reporting segments as a percentage of our total revenues:

	For the Three Months Ended March 31,
Segment	2009	2008
Preparedness Services	43.0%	33.2%
Fraud and SIU Services	27.0	29.0
Security Consulting and Investigations	30.0	37.8
Total	100.0%	100.0%

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

Corporate Developments

Modification to the Line of Credit Agreement

Effective March 30, 2009, GlobalOptions, Inc., an operating subsidiary of the company and Bode entered into an extension and modification extension, the agreement with the financial institution that provides the line of credit, for which we provided an unconditional guarantee (“Loan Agreement”).

The Loan Agreement provides a working capital line of credit (the “Facility”).  The Modification Agreement amended the terms of the Loan Agreement to (i) reduce the maximum amount available under the Facility to $10,000 (ii) increase the range of applicable interest rates for amounts outstanding under the Facility (the exact rate based upon the Borrowers’ Liquidity (as defined in the Loan Agreement)) to 1.00% to 1.75%, plus the greater of 6.25% or the Bank’s most recently announced “prime rate”, (iii) change the Maturity Date (as defined in the Loan Agreement) from March 30, 2009 to March 29, 2010, and (iv) decrease the early termination fee under the Loan Agreement to $50.  The Borrowers paid the Bank a one-time fee of $55 and agreed to reimburse the Bank for certain other fees and expenses in connection with the Modification Agreement.

           Conversion of Series D Convertible Preferred Stock

On February 17, 2009, the Company issued 2,817,235 shares of its common stock upon the conversion of 42,258.53 shares of Series D convertible preferred stock.

On May 1, 2009, the Company issued 398,000 shares of its common stock upon the conversion of 5,970 shares of Series D convertible preferred stock.

Statements of Operations

Revenues

Principally, we generate our revenues through providing risk mitigation solutions to our clients. For our Preparedness Services and Security Consulting and Investigations engagements, we typically invoice on a time and materials basis. For most of our Fraud and SIU Services engagements, we invoice on a fixed fee basis. We enter into contractual arrangements with most of our clients, on both an exclusive and non-exclusive basis. The duration of our engagements range from one week to two or more years. Over half of our revenues are generated from repeat client relationships that we have had for more than one year. In addition to our services, we also generate revenues from the sale of kits and supplies principally used by law enforcement to collect DNA materials. Generally, we must compete in the market for our clients based upon our reputation, service history and relationships. There are limited cases within all of our business segments in which we are considered by our clients to be the sole source provider, based principally upon the experience of our personnel or, in the case of Bode and certain DNA investigations, our technical expertise. Our clients consist of government entities, corporations and high net-worth and high-profile individuals. We provide our services domestically through our own employees and through a network of approved subcontractors to achieve scale, geographic coverage and specialized expertise. Currently, a small portion of our revenues are generated by services provided outside the United States.

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

Results of Operations

The following is a summary of our operating results as a percentage of our total condensed consolidated revenues for the periods indicated:

	For the Three Months Ended March 31,
	2009	2008

Revenues	100%	100%
Cost of revenues	58	58
Gross profit	42	42
Operating expenses:
Selling and marketing expenses	12	11
General and administrative	36	51
Total operating expenses	48	62
Loss from operations	(6)	(20)
Other income (expense), net	(1)	-
Net loss	(7)%	(20)%

GlobalOptions Group Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenues

We had overall revenues of $25,514 for the three months ended March 31, 2009, as compared to revenues of $21,499 for the three months ended March 31, 2008, for an overall increase of $4,015 or 19%.

Preparedness Services revenues were $10,958 for the three months ended March 31, 2009, as compared to $7,142 for the three months ended March 31, 2008.  Of the $3,816 or 53% increase in revenues, $3,268 was primarily attributable to our relief and recovery efforts in Louisiana and Texas.

Fraud and SIU Services revenues were $6,899 for the three months ended March 31, 2009, as compared to $6,240 for the three months ended March 31, 2008.  The increase of $659 or 11% was primarily attributable to expansion of our client base and growth in our contract account relationships.

Security Consulting and Investigations revenues were $7,657 for the three months ended March 31, 2009, as compared to $8,117 for the three months ended March 31, 2008.  The decrease of $460, or 6%, was primarily attributable to a decline in our investigations business resulting from lighter demand for litigation support services.

Gross Profit

Our consolidated gross profit for the three months ended March 31, 2009 and 2008 was $10,759 and $9,133, respectively, reflecting an increase of $1,626 or 18%.  This increase was principally due to an increase in revenue, as discussed above.  For the three months ended March 31, 2009 and 2008, our gross profit margins were 42%.

Preparedness Services gross profit was $4,975 or 45% of this segment’s revenues for the three months ended March 31, 2009, as compared to $3,251 or 46% of this segment’s revenues for the three months ended March 31, 2008.  Fraud and SIU Services gross profit was $2,673 or 39% of this segment’s revenues for the three months ended March 31, 2009, as compared to $2,748 or 44% of this segment’s revenues for the three months ended March 31, 2008.  The decrease in gross profit margin in this segment was primarily due to increased use of third party consultants. Security Consulting and Investigations gross profit was $3,111 or 41% of this segment’s revenues for the three months ended March 31, 2009, as compared to $3,134 or 39% of this segment’s revenues for the three months ended March 31, 2008.  The increase in profit margin was primarily a result of decreased use of third party consultants at this segment.

Operating Expenses

Selling and marketing expenses were $3,056 or 12% of revenues for the three months ended March 31, 2009, as compared to $2,502 or 12% of revenues for the three months ended March 31, 2008. The increase in selling expenses for the three months ended March 31, 2009 related to an increased emphasis on our selling and marketing activities and, in particular, the additional costs incurred during 2009 related to an expansion of the scope of the Company’s client forum marketing event.  General and administrative expenses were $9,148 or 36% of revenues for the three months ended March 31, 2009, as compared to $10,996 or 51% of revenues for the three months ended March 31, 2008.  The decrease of $1,848 or 17% is attributable to a $506 reduction in stock based compensation, improved efficiencies resulting from headcount reductions and the further integration of operations.

Liquidity and Capital Resources

For the Three Months Ended March 31, 2009

We had a cash and cash equivalent balance of $2,418 as of March 31, 2009.

Cash (used in) provided by operating activities was approximately $(2,737) and $142 for the three months ended March 31, 2009 and 2008, respectively.  Cash used in operating activities for the three months ended March 31, 2009 resulted primarily from our net loss $1,635 as well as an increase in the funds required to finance accounts receivable of $3,884, offset by a decrease in accrued compensation of $1,276 as well as non-cash charges for depreciation and amortization of $987 and for stock based compensation of $586.

Cash used in investing activities was $419 and $457 for the three months ended March 31, 2009 and 2008, respectively.  Of the cash used in investing activities for the three months ended March 31, 2009, $413 represented purchases of property, plant and equipment.

Financing activities provided net funds of $298 and used net funds of $467 for the three months ended March 31, 2009 and 2008, respectively.  The net cash provided for the three months ended March 31, 2009 is primarily due to proceeds from the line of credit of $428, less repayment of notes payable for acquisitions of $150.

Effective March 31, 2009, the financial institution that provides a line of credit for us and our wholly owned subsidiaries entered into an amendment to our working capital line of credit, reducing the applicable interest rate range with respect to the line of credit to 1.00% to 1.75%, based on our liquidity, plus the greater of 6.25% or the lender’s most recently announced “prime rate.”  As of March 31, 2009 our net borrowings were $7,521 under the line of credit, and based upon the amount of qualifying accounts receivable, we were eligible to draw up to a total of $10,000 under the line of credit.  The line of credit and all obligations outstanding thereunder are due and payable not later than March 29, 2010.

For the three months ended March 31, 2009, we have met our cash needs through operating cash flows, reduction of our cash balance and through borrowings under our line of credit arrangement. At March 31, 2009, we had working capital of $16,282. We believe that a combination of cost reductions that we have implemented to date, and will continue to implement, an acceleration of the collection of certain of our government receivables, along with anticipated revenue improvements resulting from both new products and from new relationships generated from our February 2009 client forum marketing event, will allow us to generate improvements in cash flows from operations. Furthermore, we believe that these improved operating cash flows, along with the proceeds from our line of credit arrangement will be sufficient to finance our operations through March 31, 2010.

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

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are more fully described in our “Notes to Consolidated Financial Statements” included in the Annual Report on Form 10-K for the year ended December 31, 2008. Some of our accounting policies require the application of significant judgment by management in the preparation of the consolidated financial statements and, as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. We have identified certain of our accounting policies as the ones that are most important to the portrayal of our consolidated financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies include the following:

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during our first quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was added as a defendant in federal and state litigation matters related to Facticon, which were initially filed by the plaintiffs prior to the Company’s acquisition of the assets of  Facticon.  On December 22, 2008, the Federal matter was settled in full with a cash payment of $657.

In the State Court matter, Wonsch, et al. vs. Facticon Inc. and GlobalOptions Group, Inc., filed in the State Court for the Central District of California, the plaintiffs in a class action (the “State Plaintiffs”), alleged that Facticon failed to pay overtime wages under the California Civil Code.  Subsequent to the acquisition, the Company was added as a defendant in said case, under the successor liability theory.  On December 30, 2008, the Company and the State Plaintiffs tentatively agreed to settle this matter.  As of March 31, 2009, the Company has established a reserve in the amount of $118 to cover the Company for the expected cash settlement of the remaining Facticon State Court matter, included in other current liabilities.   This amount was paid on May 8, 2009.

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

There are no items required to be disclosed on Current Report on Form 8-K during the three months ended March 31, 2009 that were not so reported.

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

GLOBALOPTIONS GROUP, INC.

Dated: May 11, 2009	By:	/s/ Harvey W. Schiller
Harvey W. Schiller Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 11, 2009	By:	/s/ Jeffrey O. Nyweide
Jeffrey O. Nyweide Executive Vice President-Corporate Development, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)