Form 10-Q
period 2009-06-30
GlobalOptions Group, Inc.
filed 2009-08-14
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 14, 2009, there were 13,803,753 shares of the issuer’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2009
TABLE OF CONTENTS

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amount)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,792	$5,276
Accounts receivable, net	22,544	27,485
Inventories, net	3,419	2,522
Prepaid expenses and other current assets	677	862

Total current assets	32,432	36,145

Property and equipment, net	6,066	5,834
Intangible assets, net	4,975	5,981
Goodwill	19,968	19,968
Security deposits and other assets	529	553

Total assets	$63,970	$68,481

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$4,601	$7,093
Notes payable	-	400
Accounts payable	5,715	6,199
Deferred revenues	700	585
Accrued compensation and related benefits	3,211	3,155
Other current liabilities	1,690	1,966

Total current liabilities	15,917	19,398

Other long-term obligations	821	838

Total liabilities	16,738	20,236

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,900,000 shares authorized, no shares issued or outstanding Series D convertible preferred stock, non-voting, $0.001 par value, 100,000 shares authorized, dividends do not accrue, no anti-dilution protection, 7,159.75 and 55,388.37 shares issued and outstanding, convertible into 477,317 and 3,692,743 shares of common stock at June 30, 2009 and December 31, 2008, respectively, liquidation preference of $0.001 per share or $0.	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;13,834,600 shares issued and 13,710,706 shares outstanding at June 30, 2009, and 10,486,935 shares issued and 10,379,868 shares outstanding at December 31, 2008	14	10
Additional paid-in capital	110,464	108,989
Accumulated deficit	(63,003)	(60,546)
Treasury stock; at cost, 123,894 shares at June 30, 2009 and 107,067 shares at December 31, 2008	(243)	(208)
Total stockholders' equity	47,232	48,245
Total liabilities and stockholders' equity	$63,970	$68,481

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$26,430	$26,254	$51,944	$47,753

Cost of revenues	14,837	15,107	29,592	27,473
Gross profit	11,593	11,147	22,352	20,280

Operating expenses:

Selling and marketing	3,253	2,718	6,309	5,220

General and administrative	8,966	10,306	18,114	21,302

Total operating expenses	12,219	13,024	24,423	26,522

Loss from operations	(626)	(1,877)	(2,071)	(6,242)

Other income (expense):

Interest income	-	6	1	22

Interest (expense)	(196)	(100)	(387)	(124)

Other expense, net	(196)	(94)	(386)	(102)

Net loss	$(822)	$(1,971)	$(2,457)	$(6,344)

Basic and diluted net loss per share	$(0.06)	$(0.20)	$(0.20)	$(0.65)

Weighted average number of common shares outstanding - basic and diluted	12,973,261	9,665,991	12,047,259	9,697,337

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 2009
(Unaudited)
(dollars in thousands)

					Series D
					Convertible		Additional
	Common Stock		Treasury Shares		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2009	10,486,935	$10	107,067	$(208)	55,388.37	$-	$108,989	$(60,546)	$48,245

Shares issued upon conversion of Series D convertible preferred stock	3,215,235	4	-	-	(48,228.62)	-	(4)	-	-

Shares issued to consultants for services	49,800	-	-	-	-	-	97	-	97

Shares issued in connection with vesting of RSUs	46,006	-	-	-	-	-	-	-	-

Issuance of common stock under employee stock purchase plan	36,624	-	-	-	-	-	48	-	48

Purchase of treasury shares	-	-	16,827	(35)	-	-	-	-	(35)

Stock based compensation - restricted stock vested	-	-	-	-	-	-	463	-	463

Stock based compensation - employee stock purchase plan	-	-	-	-	-	-	15	-	15

Amortization of consultant stock option costs	-	-	-	-	-	-	55	-	55

Amortization of employee stock options costs	-	-	-	-	-	-	220	-	220

Amortization of consultant restricted stock unit costs	-	-	-	-	-	-	3	-	3

Amortization of employee restricted stock unit costs	-	-	-	-	-	-	578	-	578

Net loss	-	-	-	-	-	-	-	(2,457)	(2,457)

Balance, June 30, 2009	13,834,600	$14	123,894	$(243)	7,159.75	$-	$110,464	$(63,003)	$47,232

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:

Net loss	$(2,457)	$(6,344)

Adjustments to reconcile net loss to net cash provided by operating activities:

Recovery of bad debts	(371)	201

Depreciation and amortization	1,772	2,127

Deferred rent	23	295

Stock-based compensation	1,431	2,263

Loss on disposition of equipment	-	21

Changes in operating assets and liabilities:

Accounts receivable	5,312	3,004

Inventories	(897)	49

Prepaid expenses and other current assets	185	(4)

Security deposits and other assets	24	25

Accounts payable	(484)	127

Deferred revenues	115	79

Accrued compensation and related benefits	56	(758)

Other current liabilities	(289)	(266)

Other long-term obligations	(27)	(27)

Total adjustments	6,850	7,136

Net cash provided by operating activities	4,393	792

Cash flows from investing activities:

Purchases of property and equipment	(988)	(654)

Purchase of intangible assets	(10)	(21)

Acquisition of FAIS	-	(2,548)

Net cash used in investing activities	(998)	(3,223)

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from financing activities:

Net (repayments) proceeds under line of credit	$(2,492)	$3,581

Repayment of notes payable	(400)	(700)

Accretion of OCS discounted notes	-	2

Proceeds from issuance of stock in connection with ESPP	48	-

Repurchase of common stock	(35)	(17)

Net cash (used in) provided by financing activities	(2,879)	2,866

Net increase in cash and cash equivalents	516	435

Cash and cash equivalents - beginning of period	5,276	4,426

Cash and cash equivalents - end of period	$5,792	$4,861

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$449	$137

Supplemental disclosures of non-cash investing and financing activities:

Common stock issued in exchange for obligation to issue common stock	$-	$2,160

Supplemental non-cash investing and financing activity - acquisition of FAIS:
Assets acquired and liabilities assumed:
Accounts receivable	$-	$1,201
Property and equipment	-	61
Intangible assets	-	1,625
Accounts payable	-	(17)
Other current liabilities	-	(322)

Total purchase price, paid in cash	$-	$2,548

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through August 14, 2009, the issuance date of this Form 10-Q. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 16, 2009 for the year ended December 31, 2008.

3.  Summary of Significant Accounting Policies

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of the underlying assets and liabilities. The Company establishes a valuation allowance for deferred tax assets when it determines that it is more likely than not that the benefits of deferred tax assets will not be realized in future periods.  The Company was not required to provide for a provision for income taxes for the three and six months ended June 30, 2009 and 2008, respectively, as a result of losses incurred during this period.

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

	June 30 ,
	2009	2008
Stock options	1,040,663	680,617
Restricted stock units	318,475	368,475
Convertible preferred stock	477,317	3,692,743
Potentially dilutive securities realizable from the vesting of performance based restricted stock	558,063	120,563
Contingently returnable shares related to the acquisitions of Facticon, Inc. (“Facticon”), James Lee Witt Associates, Inc. and Hyperion Risk, Inc.	-	167,865
Total potentially dilutive securities	2,394,518	5,030,263

Recently Implemented Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects SFAS 141R to have an impact on the accounting for any future business acquisitions.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company is required to adopt SFAS 165 prospectively to both interim and annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification, ("Codification") as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on the consolidated financial statements.

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

The following presents the unaudited pro-forma combined results of operations for the three and six months ended June 30, 2008 of the Company with FAIS, as if the acquisition had occurred as of January 1, 2008.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2008	2008
Revenues	$26,798	$50,744

Net loss	$(2,181)	$(7,500)

Pro-forma basic and diluted net loss per common share (not rounded)	$(0.23)	$(0.77)

Pro-forma weighted average common shares outstanding - basic and diluted	9,665,991	9,697,337

The pro-forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred if the acquisition of FAIS had been completed as of the beginning of 2008, nor are they necessarily indicative of future consolidated results.

5. Inventories

Inventories are comprised of the following:

	As of
	June 30, 2009	December 31, 2008
Raw materials	$2,032	$1,373
Work in progress – DNA Analysis	376	304
Finished goods	1,031	900
	3,439	2,577

Less: Reserve for obsolescence	(20)	(55)
Total	$3,419	$2,522

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

 6.  Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following:

	Trade Names	Developed Technology	Non-Compete Agreements	Client Relationships	Patents		Accumulated Amortization	Total
Balance as of January 1, 2009	$2,560	$440	$1,660	$8,715	$115		$(7,509)	$5,981
Additions:
Costs of patents	-	-	-	-	10		-	10
Amortization	-	-	-	-	-		(1,016)	(1,016)

Balance as of June 30, 2009	$2,560	$440	$1,660	$8,715	$125		$(8,525)	$4,975

Weighted average amortization period at June 30, 2009 (in years)	5.9	0.7	0.2	2.2	-	(1)

(1)  Patents not yet approved and as such, the amortization period has not yet begun as of June 30, 2009.

The Company recorded amortization expense related to the acquired amortizable intangibles of $400 and $767 for the three months ended June 30, 2009 and 2008, and $1,016 and $1,448 for the six months ended June 30, 2009 and 2008, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

7.  Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:
	As of
	June 30, 2009	December 31, 2008
Accrued performance based bonuses	$914	$1,237
Accrued payroll and commissions	1,264	1,172
Accrued employee benefits	1,033	746

Total	$3,211	$3,155

8.  Line of Credit

The Company maintains a working capital line of credit (the “Facility”) which is secured by accounts receivable and is subject to certain liquidity and earnings financial covenants. The Company has granted a first priority security interest in substantially all of its assets to the financial institution that provides this Facility.

Effective as of March 30, 2009, the financial institution that provides the Facility entered into an amendment to the Company’s working capital line of credit to (i) reduce the maximum amount available under the Facility to $10,000 (ii) increase the range of the applicable interest rate with respect to the amount outstanding under the line of credit  to 1.00% to 1.75% based upon the Company’s liquidity, plus the greater of 6.25% or the lender’s most recently announced “prime rate”, and (iii) extend the maturity of the Facility to March 29, 2010.  The Company paid a one-time fee of $55 in connection with the March 30, 2009 modification, which is included in general and administrative expenses.  The interest rate on the line of credit at June 30, 2009 was 7.25%.  As of June 30, 2009, the Company’s net borrowings were $4,601 under the line of credit and based upon the amount of qualifying accounts receivable, the Company was eligible to draw an additional $5,399 for up to a total of $10,000, under the Facility.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

9.  Notes Payable

Notes payable, which matured at various dates through 2009, consisted of the following:

As of December 31, 2008

Note payable to seller for acquisition of Secure Source, Inc. (“Secure Source”)	$250
Notes payable to seller for acquisition of SPZ Oakland Corporation dba On Line Consulting Service, Inc. (“On Line Consulting”)	150

Total	$400

On January 6, 2009, the Company repaid $150 in satisfaction of a note payable issued in connection with the purchase of On Line Consulting.

On May 6, 2009, the Company repaid $288, consisting of $250 and $38 of principal and interest, respectively, in satisfaction of a note payable issued in connection with the purchase of Secure Source.

10.  Commitments and Contingencies

Employment Agreements

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

Rent expense charged to operations amounted to $980 and $957, for the three months ended June 30, 2009 and 2008, and $1,854 and $1,886 for the six months ended June 30, 2009 and 2008, respectively.

The terms of certain of the Company’s lease obligations provide for scheduled escalations in the monthly rent. In accordance with SFAS No. 13, “Accounting for Leases,” the non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent of $794 and $784 represents the long-term unamortized rent adjustment amount at June 30, 2009 and at December 31, 2008 and is reflected within other long-term obligations in the condensed consolidated balance sheet. In addition, the current portion of deferred rent was $53 and $40 as of June 30, 2009 and December 31, 2008, respectively, and is reflected within other current liabilities in the condensed consolidated balance sheets.

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

The Company was added as a defendant in federal and state litigation matters related to Facticon, which were initially filed by the plaintiffs prior to the Company’s acquisition of the assets of  Facticon, under the successor liability theory.  The federal matter was settled in full on December 22, 2008 with a cash payment of $657.  In the State Court Matter, Wonsch, et al. vs. Facticon Inc. and GlobalOptions Group, Inc., filed in the State Court for the Central District of California, the plaintiffs in a class action (the “State Plaintiffs”), alleged that Facticon failed to pay overtime wages under the California Civil Code.  The State matter was settled in full on May 12, 2009 with a cash payment of  $118.

11.   Stockholders’ Equity

Common Stock Issued

On February 17, 2009, the Company issued 2,817,235 shares of its common stock upon the conversion of 42,258.53 shares of  Series D convertible preferred stock.

On April 14, 2009, the Company issued 36,900 shares valued at $75 for services rendered during 2008, and 12,900 shares valued at $22 for services rendered during the three months ended March 31, 2009, to Lippert/Heilshorn and Associates.

On May 1, 2009, the Company issued 398,000 shares of its common stock upon the conversion of 5,970 shares of Series D convertible preferred stock.

On June 26, 2009, the Company issued 31,912 and 14,094 shares of its common stock to the Chief Executive Officer and Chief Financial Officer, respectively, pursuant to the vesting of RSUs under the company’s amended and restated 2006 Long Term Incentive Plan (the “Incentive Plan”).  The Chief Executive Office and Chief Financial Officer elected to have the Company withhold 12,063 and 4,764 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of these RSUs.     Such withheld shares valued at $25 and $10, respectively are reflected as treasury shares in the Company’s books and records.

During the six months ended June 30, 2009, the Company issued  36,624 shares of its common stock under the Amended and Restated 2006 Employee Stock Purchase Plan (the “Stock Purchase Plan”).  The Company realized proceeds of $48 and recognized stock based compensation of $ $15 in connection with the issuance of these shares.

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

At June 30, 2009, an aggregate of 558,063 of the restricted shares awarded to these executives remain subject to vesting based on certain performance and stock price targets that have been established by the Compensation Committee.

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

As of June 30, 2009, 991,676 shares of common stock remain eligible to be issued under the Incentive Plan.

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

As of June 30, 2009, 1,941,258 shares of common stock remain unissued under the Stock Purchase Plan.

Stock Based Compensation

Stock based compensation for employees accounted for under SFAS No. 123R “Share-Based Payment” (“SFAS 123R”) was approximately $708 and $1,130 for the three months ended June 30, 2009 and 2008, respectively, and $1,276 and $2,026 for the six months ended June 30, 2009 and 2008, respectively.   For the three months ended June 30, 2009 and 2008, $68 and $0, respectively, were reflected in selling and marketing expenses, and  $640 and $1,130, respectively, were reflected in general and administrative expenses. For the  six months ended June 30, 2009 and 2008, $116 and $0 respectively, were reflected in selling and marketing expenses, and $1,160 and $2,026, respectively, were reflected in general and administrative expenses.

The Company accounts for equity instruments issued to non-employees in accordance with EITF Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or in  Conjunction  with Selling,  Goods or Services” (“EITF 96-18”) which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.  Stock based compensation for non-employees accounted for under EITF 96-18 was approximately $138 and $42 for the three months ended June 30, 2009 and 2008 respectively, and $155 and $237 for the six months ended June 30, 2009 and 2008, respectively. For the three and six months ended June 30, 2009, $97 was reflected in selling and marketing expenses  and $41 and $58, respectively is reflected within general and administrative expenses.  All stock based compensation for non-employees for the three and six months ended June 30, 2008 is reflected in general and administrative expenses.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

12. Stock Based Compensation, continued

Stock Based Compensation, continued

The following table summarizes total stock based compensation costs recognized under SFAS 123R and EITF 96-18 for the three and six months ended June 30, 2009 and 2008, respectively.

	For the Three Months Ended June 30,
	2009			2008
	EITF 96-18	SFAS 123R	Total	EITF 96-18	SFAS 123R	Total
Stock options	$35	$105	$140	$42	$698	$740
RSUs	6	324	330	-	16	16
Stock purchase plan	-	8	8	-	-	-
Vesting of restricted shares under performance based executive bonus award	-	271	271	-	416	416
Shares issued to consultants for services	97	-	97	-		-
Total	$138	$708	$846	$42	$1,130	$1,172

	For the Six Months Ended June 30,
	2009			2008
	EITF 96-18	SFAS 123R	Total	EITF 96-18	SFAS 123R	Total
Stock options	$55	$220	$275	$70	$1,425	$1,495
RSUs	3	578	581	-	16	16
Stock purchase plan	-	15	15	-	-	-
Vesting of restricted shares under performance based executive bonus award	-	463	463	-	585	585
Shares issued to consultants for services	97	-	97	167	-	167
Total	$155	$1,276	$1,431	$237	$2,026	$2,263

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

12. Stock Based Compensation, continued

Stock Options

The fair value of each option grant during six months ended June 30, 2009 and three and six months ended June 30, 2008 was estimated on the date of grant using the Black-Scholes option pricing model.  No options were granted by the Company during the three months ended June 30, 2009.  The weighted average assumptions used to compute the grant date value of the options granted during the six months ended June 30, 2009 and thee and six months ended June 30, 2008 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Dividend yield	-	0%	0%	0%
Expected volatility	-	87%	104%	87.0%
Risk-free interest rate	-	3.09%	1.86%	2.97%
Expected lives	-	5 years	3.6 years	5 years

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

The weighted average fair value of the options on the date of grant, using the fair value based methodology was $1.24 per share for the six months ended June 30, 2009, and  was $1.55 and $1.80 per share for the three and six months ended June 30, 2008, respectively.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

12. Stock Based Compensation, continued

Stock Options, continued

At June 30, 2009, the unamortized value of stock options held by employees under SFAS123R was approximately $676.  The unamortized portion will be expensed over a weighted average period of 1.4 years.

 A summary of the status of the Company’s stock option plans and the changes during the six months ended June 30, 2009, is presented in the table below:

	Number of	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic
	Options	(per share)	(in years)	Value

Options outstanding at December 31, 2008	634,687	$3.62	4.1
Granted	442,500
Forfeited	(36,524)
Options outstanding at June 30, 2009	1,040,663	$2.60	4.0	$163
Exercisable at June 30, 2009	411,015	$3.59	3.7	$28

Restricted Stock Units (“RSUs”)

At June 30, 2009, the unamortized value of RSUs held by employees under SFAS 123R was approximately $1,791. The unamortized portion will be expensed over a weighted average period of 1.8 years.

A summary of the activity related to RSUs for the six months ended June 30, 2009 is presented below:

	Total	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	366,087	$2.12
RSUs vested	(134,302)
RSUs forfeited	(1,606)
Nonvested at June 30, 2009	230,179	$2.12

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

12. Stock Based Compensation, continued

Stock Purchase Plan

The Stock Purchase Plan was established for eligible employees to purchase shares of the Company’s common stock on a monthly basis at 85% of the lower of the market value of the Company’s common stock on the first or last business day of each month. Under the Stock Purchase Plan, employees may authorize the Company to withhold up to 15% of their compensation during any monthly offering period for common stock purchases, subject to certain limitations. The Stock Purchase Plan was implemented during July 2008 and is qualified under Section 423 of the Internal Revenue Code. For the three and six months ended June 30, 2009, 20,363 and 36,624 shares respectively were issued under the Stock Purchase Plan. Stock based compensation recognized in connection with the issuance of these shares was $8 and $15 respectively, for the three and  six months ended June 30, 2009.

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

The following tables summarize financial information about the Company’s business segments for the three and six months ended June 30, 2009 and 2008.

For the Three Months Ended June 30, 2009

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$10,031	$7,686	$8,713	$-	$26,430

Income (loss) from Operations	$721	$(688)	$(659)	$-	$(626)

Depreciation and Amortization	$62	$278	$445	$-	$785

Interest Expense, net	$-	$-	$-	$196	$196

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

  13.   Client and Segment Data, continued

For the Three Months Ended June 30, 2008

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$8,108	$9,276	$8,870	$-	$26,254

Income (loss) from Operations	$204	$(883)	$(1,198)	$-	$(1,877)

Depreciation and Amortization	$316	$370	$426	$-	$1,112

Interest Expense, net	$-	$-	$-	$100	$100

For the Six Months Ended June 30, 2009

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$20,989	$14,585	$16,370	$-	$51,944

Income (loss) from Operations	$1,462	$(1,853)	$(1,680)	$-	$(2,071)

Depreciation and Amortization	$313	$566	$893	$-	$1,772

Interest Expense, net	$-	$-	$-	$386	$386

For the Six Months Ended June 30, 2008

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$15,250	$15,516	$16,987	$-	$47,753

Income (loss) from Operations	$(232)	$(2,341)	$(3,669)	$-	$(6,242)

Depreciation and Amortization	$629	$653	$845	$-	$2,127

Interest Expense, net	$-	$-	$-	$124	$124

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

14.  Major Clients/Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. The Company’s largest client, which is within the Preparedness Services segment and represents work performed under a government contract, accounted for approximately 24% and 24% of the Company’s revenues for the three months ended June 30, 2009 and 2008, and 26% and 25% for six months ended June 30, 2009 and 2008, respectively.

For the three months ended June 30, 2009 and 2008 work performed under government contracts represented 54% and 43% of the Company’s revenues, respectively, the most significant of which, in 2009 and 2008, represented 64% and 79%, respectively, of the Company’s revenues within the Preparedness Services segment.

For the six months ended June 30, 2009 and 2008 work performed under government contracts represented 54% and 44% of the Company’s revenues, respectively, the most significant of which, in 2009 and 2008, represented 63% and 77%, respectively, of the Company’s revenues within the Preparedness Services segment.

15.  Subsequent Events

On July 21, 2009, a holder of 7,111 shares of Series D Convertible Preferred stock notified the Company of its intent to convert its shares of Series D Convertible Preferred Stock into 474,067 shares of the Company’s common stock.

On July 22, 2009, the Company was notified that the State of Louisiana, Governor's Office of Homeland Security and Emergency Preparedness ("GOHSEP") exercised its option in the Company’s Consulting Services Contract with GOHSEP (the “Louisiana Contract”) to extend the term of the Louisiana Contract, which provides for up to $34 million in potential revenue per contract year, through August 23, 2010. The Louisiana Contract established the Company as the lead provider of relief and recovery efforts related to all State of Louisiana (the "State") disasters. Under the Louisiana Contract, the State chose to expand the Company's role to be the State's lead disaster advisor and recovery manager. The Company also continues to provide recovery relief to the State in the aftermath of Hurricanes Katrina and Rita, as well as Hurricanes Gustav and Ike, and provides these same services for other new and/or pre-existing disasters.  The Company also provides programmatic and policy advice on FEMA and assists with the development and dissemination of the State's disaster-related policies and procedures. As described above, the term of the Louisiana Contract is through August 23, 2010 and is terminable by GOHSEP upon 30 days' written notice.

On July 31, 2009, the Company issued 4,735 shares of its common stock under the Stock Purchase Plan.  The Company realized proceeds of $7 and recognized stock based compensation of $3 in connection with the issuance of these shares.

During July, 2009, the Company issued 88,268 shares of its common stock pursuant to the vesting of RSUs under the Incentive Plan, and issued 44 shares of its common stock in connection with the exercise of a stock option.

On August 13, 2009, the Company entered into employment agreement modifications with Harvey W. Schiller, the Company’s Chairman and Chief Executive Officer, and Jeffrey O. Nyweide, the Company’s Chief Financial Officer.    These modified agreements clarified the employment and compensation provisions upon a termination of employment or a change of control.   Aggregate annual salary compensation levels of $425 and $375 for each of Dr. Schiller and Mr. Nyweide, respectively, will remain in effect for the remaining term of the agreements, which currently is through January 31, 2011, as will the terms of the bonus program in effect prior to the modification.

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

The following table represents the revenue contribution by each of these three reporting segments as a percentage of our total revenues:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Segment	2009	2008	2009	2008
Preparedness Services	38.0%	30.9%	40.4%	31.9%
Fraud and SIU Services	29.0	35.3	28.1	32.5
Security Consulting and Investigations	33.0	33.8	31.5	35.6
Total	100.0%	100.0%	100.0%	100.0%

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

Develop New Solutions. We will continue to develop and seek solutions to meet unique client and dynamic market segment needs by expanding and bundling our product and service offerings. As we continue to grow both organically and through acquisitions, we expect to meet additional needs of our clients. Evidence of this strategy is our enterprise-oriented solution, GlobalTrak, and the DNA technology service we offer through The Bode Technology Group, Inc. (“Bode”).

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

Extension of Agreement with the State of Louisiana

On July 22, 2009, the Company was notified that the State of Louisiana, Governor's Office of Homeland Security and Emergency Preparedness ("GOHSEP") exercised its option in the Company’s Consulting Services Contract with GOHSEP (the “Louisiana Contract”) to extend the term of the Louisiana Contract, which provides for up to $34 million in potential revenue per contract year, through August 23, 2010. The Louisiana Contract established the Company as the lead provider of relief and recovery efforts related to all State of Louisiana (the "State") disasters. Under the Louisiana Contract, the State chose to expand the Company's role to be the State's lead disaster advisor and recovery manager. The Company also continues to provide recovery relief to the State in the aftermath of Hurricanes Katrina and Rita, as well as Hurricanes Gustav and Ike, and provides these same services for other new and/or pre-existing disasters.  The Company also provides programmatic and policy advice on FEMA and assists with the development and dissemination of the State's disaster-related policies and procedures. As described above, the term of the Louisiana Contract is through August 23, 2010 and is terminable by GOHSEP upon 30 days' written notice.

Modification to Employment Agreements

On August 13, 2009, the Company entered into employment agreement modifications with Harvey W. Schiller, the Company’s Chairman and Chief Executive Officer and Jeffrey O. Nyweide, the Company’s Chief Financial Officer.

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

Results of Operations

The following is a summary of our operating results as a percentage of our total condensed consolidated revenues for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	100%	100%	100%	100%
Cost of revenues	56	58	57	58
Gross profit	44	42	43	42
Operating expenses:
Selling and marketing expenses	12	10	12	11
General and administrative	34	39	35	44
Total operating expenses	46	49	47	55
Loss from operations	(2)	(7)	(4)	(13)
Other income (expense), net	(1)	-	(1)	-

Net loss	(3)%	(7)%	(5)%	(13)%

GlobalOptions Group Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Revenues

We had overall revenues of $26,430 for the three months ended June 30, 2009, as compared to revenues of $26,254 for the three months ended June 30, 2008, for an overall increase of $176 or 1%.

Preparedness Services revenues were $10,031 for the three months ended June 30, 2009, as compared to $8,108 for the three months ended June 30, 2008. The $1,923 or 24% increase in revenues, was primarily attributable to our relief and recovery efforts in Texas, Indiana and Iowa.

Fraud and SIU Services revenues were $7,686 for the three months ended June 30, 2009, as compared to $9,276 for the three months ended June 30, 2008.  The decrease of $1,590 or 17% is due to a decline in our investigations business resulting from lower demand for investigation services, resulting from a reduction in fraud claims processed by our third party claims administrators.

Security Consulting and Investigations revenues were $8,713 for the three months ended June 30, 2009, as compared to $8,870 for the three months ended June 30, 2008 reflecting a  decrease of $157, or less than 2%.

Gross Profit

Our consolidated gross profit for the three months ended June 30, 2009 and 2008 was $11,593 and $11,147 respectively, reflecting an increase of $446 or 4%.  This increase was principally due to an increase in revenue, as discussed above.  For the three months ended June 30, 2009 and 2008, our gross profit margins were 44% and 42%, respectively.

Preparedness Services gross profit was $4,715 or 47% of this segment’s revenues for the three months ended June 30, 2009, as compared to $3,574 or 44% of this segment’s revenues for the three months ended June 30, 2008.  The improvement in gross margin is the result of improvements in efficiency.  Fraud and SIU Services gross profit was $3,080 or 40% of this segment’s revenues for the three months ended June 30, 2009, as compared to $4,084 or 44% of this segment’s revenues for the three months ended June 30, 2008.  The decrease in gross profit margin was primarily due to a greater utilization of subcontractors during the quarter as well as  changes in client mix related to our 2008 acquisition of First Advantage Investigative Services (“FAIS”). Security Consulting and Investigations gross profit was $3,798 or 44% of this segment’s revenues for the three months ended June 30, 2009, as compared to $3,489 or 39% of this segment’s revenues for the three months ended June 30, 2008.  The increase in profit margin was primarily a result of decreased use of third party consultants in this segment.

Operating Expenses

Selling and marketing expenses were $3,253 or 12% of revenues for the three months ended June 30, 2009, as compared to $2,718 or 10% of revenues for the three months ended June 30, 2008. The $535 or 20% increase in selling expenses for the three months ended June 30, 2009 related to an increased emphasis on our selling and marketing activities including the re-assignment of internal personnel and the utilization of marketing consultants.  General and administrative expenses were $8,966 or 35% of revenues for the three months ended June 30, 2009, as compared to $10,306 or 39% of revenues for the three months ended June 30, 2008.  The decrease of $1,340 or 13% is attributable to a  reduction in stock based compensation, improved efficiencies resulting from headcount reductions and the further integration of operations.

GlobalOptions Group Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenues

We had overall revenues of $51,944 for the six months ended June 30, 2009, as compared to revenues of $47,753 for the six months ended June 30, 2008, for an overall increase of $4,191 or 9%.

Preparedness Services revenues were $20,989 for the six months ended June 30, 2009, as compared to $15,250 for the six months ended June 30, 2008.  The $5,739 or 38% increase in revenues was primarily attributable to our relief and recovery efforts in  Texas, Indiana and Iowa.

Fraud and SIU Services revenues were $14,585 for the six months ended June 30, 2009, as compared to $15,516 for the six months ended June 30, 2008.  The decrease of $931 or 6% was primarily attributable to decreased demand for investigative services at this segment, resulting from a reduction in fraud claims processed by our third party claims administrators.

Security Consulting and Investigations revenues were $16,370 for the six months ended June 30, 2009, as compared to $16,987 for the six months ended June 30, 2008, reflecting a decrease $617, or less than 4%, resulting from a decrease in security equipment sales, as well as a reduction in demand for litigation support and computer forensic services.

Gross Profit

Our consolidated gross profit for the six months ended June 30, 2009 and 2008 was $22,352 and $20,280, respectively, reflecting an increase of $2,072 or 10%.  This increase was principally due to an increase in revenue, as discussed above.  For the six months ended June 30, 2009 and 2008, our gross profit margins were 43% and 42%, respectively.

Preparedness Services gross profit was $9,690 or 46% of this segment’s revenues for the six months ended June 30, 2009, as compared to $6,825 or 45% of this segment’s revenues for the six months ended June 30, 2008.  Fraud and SIU Services gross profit was $5,753 or 39% of this segment’s revenues for the six months ended June 30, 2009, as compared to $6,833 or 44% of this segment’s revenues for the six months ended June 30, 2008.  The decrease in gross profit margin was primarily due to changes in client mix related to our 2008 acquisition of FAIS. Security Consulting and Investigations gross profit was $6,909 or 42% of this segment’s revenues for the six months ended June 30, 2009, as compared to $6,622 or 39% of this segment’s revenues for the six months ended June 30, 2008.  The increase in profit margin was primarily a result of decreased use of third party consultants at this segment.

Operating Expenses

Selling and marketing expenses were $6,309 or 12% of revenues for the six months ended June 30, 2009, as compared to $5,220 or 11% of revenues for the six months ended June 30, 2008. The $1,089 or 21% increase in selling expenses for the six months ended June 30, 2009 related to an increased emphasis on our selling and marketing activities, including the re-assignment of internal personnel and the utilization of marketing consultants, as well as the expansion of our client forum marketing event held in February. General and administrative expenses were $18,114 or 35% of revenues for the six months ended June 30, 2009, as compared to $21,302 or 45% of revenues for the six months ended June 30, 2008.  The decrease of $3,188 or 15% is attributable to a decrease in stock based compensation, as well as improved efficiencies resulting from headcount reductions and the further integration of operations.

Liquidity and Capital Resources

For the Six Months Ended June 30, 2009

We had a cash and cash equivalent balance of $5,792 as of June 30, 2009.

Cash  provided by operating activities was approximately $4,393 and $792 for the six months ended June 30, 2009 and 2008, respectively.  Cash provided by operating activities for the six months ended June 30, 2009 resulted primarily from a reduction in accounts receivable of $5,312 resulting primarily from collections, offset by an increase in inventories of $897 as well as our net loss $2,457 as adjusted for non-cash charges for depreciation and amortization of $1,772 and for stock based compensation of $1,431

Cash used in investing activities was $998 and $3,223 for the six months ended June 30, 2009 and 2008, respectively.  Of the cash used in investing activities for the six months ended June 30, 2009, $988 represented purchases of property, plant and equipment.

Cash (used in) provided by financing activities was $(2,879) and $2,866, respectively, and consisted principally of the net (repayments) and borrowings under the line of credit of $(2,492) and $3,581 for the six months ended June 30, 2009 and 2008, respectively.

Effective March 30, 2009, the financial institution that provides a line of credit for us and our wholly owned subsidiaries entered into an amendment to our working capital line of credit, reducing the applicable interest rate range with respect to the line of credit to 1.00% to 1.75%, based on our liquidity, plus the greater of 6.25% or the lender’s most recently announced “prime rate.”  As of June 30, 2009 our net borrowings were $4,601 under the line of credit, and based upon the amount of qualifying accounts receivable, we were eligible to draw up to a total of $10,000 under the line of credit.  The line of credit and all obligations outstanding thereunder are due and payable not later than March 29, 2010.

For the six months ended June 30, 2009, we have met our cash needs through operating cash flows and through borrowings under our line of credit arrangement. At June 30, 2009, we had working capital of $16,515. We believe that a combination of cost reductions that we have implemented to date, and will continue to implement, along with anticipated revenue improvements resulting from both new products and from new relationships generated from our client forum marketing event held in February, will allow us to generate improvements in cash flows from operations. Furthermore, we believe that these improved operating cash flows, along with the proceeds from our line of credit arrangement will be sufficient to finance our operations through June 30, 2010.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of  June 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during our second quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

(Amounts contained in this Part II are in thousands, except for share amounts).

Item 1. Legal Proceedings.

From time to time, we are involved in litigation arising in the ordinary course of business. We do not believe that we are involved in any litigation that is likely, individually or in the aggregate, to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

We were added as a defendant in federal and state litigation matters related to Facticon, which were initially filed by the plaintiffs prior to the our acquisition of the assets of  Facticon, under the successor liability theory.  The federal matter was settled in full on December 22, 2008 with a cash payment of $657.  In the State Court Matter, Wonsch, et al. vs. Facticon Inc. and GlobalOptions Group, Inc., filed in the State Court for the Central District of California, the plaintiffs in a class action (the “State Plaintiffs”), alleged that Facticon failed to pay overtime wages under the California Civil Code.  The State matter was settled in full on May 12, 2009 with a cash payment of  $118.

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 14, 2009, the Company issued 36,900 shares valued at $75 for services rendered during 2008 and 12,900 shares valued at $23 for services rendered during the three months ended March 31, 2009, to Lippert/Heilshorn and Associates.

Item 3. Default Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On August 13, 2009, the Company entered into a modification of employment agreement originally dated January 29, 2004, as amended to date, with Harvey W. Schiller, the Company’s Chairman and Chief Executive Officer, (the “Modification Agreement” and together with the Modification Agreement, the “Schiller Employment Agreement”) and an extension to employment agreement originally dated July 30, 2007 with Jeffrey O. Nyweide, the Company’s Chief Financial Officer and Executive Vice President-Corporate Development (the “Extension Agreement” and together with the Extension Agreement, the “Nyweide Employment Agreement”).

Pursuant to the Modification Agreement, Dr. Schiller agreed to maintain a salary of $425,000 for the remaining term of the Schiller Employment Agreement, which currently is through January 31, 2011.  Dr. Schiller also agreed that the annual bonus structure, performance vesting requirements and performance targets currently in place shall continue through the fiscal year 2010.  The Modification Agreement also provides that if Dr. Schiller terminated his employment with the Company for Good Reason (as defined in the Schiller Employment Agreement) (other than for non-renewal of the Schiller Employment Agreement) or the Company terminated his employment without Cause (as defined in the Schiller Employment Agreement), Dr. Schiller shall be entitled to a pro rata bonus for the year in which he terminates his employment and 100% of his salary and bonus for the remaining term of the Schiller Employment Agreement.  If Dr. Schiller terminates his employment for non-renewal of the Schiller Employment Agreement, all shares of restricted stock and restricted stock units will vest.  The Company and Dr. Schiller also agreed that upon a Change of Control (as defined in the Schiller Employment Agreement), all stock options, restricted stock and restricted stock units held by Dr. Schiller shall vest immediately and all performance conditions of any and all cash bonuses and performance stock options or restricted stock shall be deemed to be met.  However, (i) the amount of cash bonus and shares of restricted stock to be vested for each year remaining in the term of the Schiller Employment Agreement is limited to the targeted award permitted under Dr. Schiller’s bonus plan for a given year, and (ii) in lieu of issuing any additional shares of common stock to reach such target, the Company will pay to Dr. Schiller an amount in cash equal to $2.00 per share for each share that would have been required to be issued.  Upon a Change of Control or a termination for Good Reason or without Cause, the Company will place the cash amounts due to Dr. Schiller upon such events in a “rabbi” trust to be distributed to Dr. Schiller on a timely basis in the event Dr. Schiller becomes entitled to such payments.  The Company and Dr. Schiller also extended the term of Dr. Schiller’s noncompetition period with the Company from one year to two years upon a Change of Control and his termination of employment with the Company.

Pursuant to the Extension Agreement, Mr. Nyweide agreed to maintain a salary of $31,250 per month for the remaining term of his Employment Agreement, which currently is through January 31, 2011.  Mr. Nyweide also agreed that the annual bonus structure, performance vesting requirements and performance targets currently in place shall continue through the fiscal year 2010.  The Extension Agreement also provides that if Mr. Nyweide terminated his employment with the Company for Good Reason (as defined in the Nyweide Employment Agreement) or the Company terminated his employment without Cause (as defined in the Nyweide Employment Agreement), Mr. Nyweide shall be entitled to a pro rata bonus for the year in which he is terminated and 50% of his salary and bonus for the remaining term of the Nyweide Employment Agreement.  The Company and Mr. Nyweide also agreed that upon a Change of Control (as defined in the Nyweide Employment Agreement), all stock options, restricted stock and restricted stock units held by Mr. Nyweide shall vest immediately and all performance conditions of any and all cash bonuses and performance stock options or restricted stock shall be deemed to be met.  However, (i) the amount of cash bonus and shares of restricted stock to be vested for each year remaining in the term of the Nyweide Employment Agreement is limited to 50% of the targeted award permitted under Mr. Nyweide’s bonus plan for a given year, and (ii) in lieu of issuing any additional shares of common stock to reach 50% of such target, the Company will pay to Mr. Nyweide an amount in cash equal to $2.00 per share for each share that would have been required to be issued.  Upon a Change of Control or a termination for Good Reason or without Cause, the Company will place the cash amounts due to Mr. Nyweide upon such events in a “rabbi” trust to be distributed to Mr. Nyweide on a timely basis in the event Mr. Nyweide becomes entitled to such payments.  The Company and Mr. Nyweide also extended the term of Mr. Nyweide’s noncompetition period with the Company from one year to two years upon a Change of Control and his termination of employment with the Company.  The Company also agreed to pay any excise tax incurred by Mr. Nyweide if the payments under the Nyweide Agreement are considered “parachute payments.”

Item 6. Exhibits.

The exhibits listed in the following Exhibit Index are filed as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Louisiana Amendment
10.2	Modification of Employment Agreement - H. Schiller
10.3	Modification of Employment Agreement - J. Nyweide
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALOPTIONS GROUP, INC.

Dated: August 14, 2009	By:	/s/ Harvey W. Schiller
Harvey W. Schiller
Chairman, Chief Executive Officer
and Director
(Principal Executive Officer)

Dated: August 14, 2009	By:	/s/ Jeffrey O. Nyweide
Jeffrey O. Nyweide
Executive Vice President-Corporate Development,
Chief Financial Officer, Secretary
(Principal Financial Officer and Principal Accounting Officer)