Form 10-Q
period 2009-09-30
GlobalOptions Group, Inc.
filed 2009-11-12
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 12, 2009, there were 14,299,350 shares of the issuer’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2009
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.
Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	1
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
September 30, 2009 and 2008 (Unaudited)	2
Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended
September 30, 2009 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2009 and 2008 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	30

ITEM 4T. Controls and Procedures.	30

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	31

ITEM 1A. Risk Factors.	31

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	31

ITEM 3. Defaults Upon Senior Securities.	31

ITEM 4. Submission of Matters to a Vote of Security Holders.	31

ITEM 5. Other Information.	31

ITEM 6. Exhibits.	32

SIGNATURES.	33

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amount)

	September 30, 2009	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,142	$5,276
Accounts receivable, net	22,272	27,485
Inventories, net	3,419	2,522
Prepaid expenses and other current assets	993	862

Total current assets	31,826	36,145

Property and equipment, net	6,573	5,834
Intangible assets, net	4,666	5,981
Goodwill	19,968	19,968
Security deposits and other assets	543	553

Total assets	$63,576	$68,481

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$3,677	$7,093
Notes payable	-	400
Accounts payable	4,592	6,199
Deferred revenues	645	585
Accrued compensation and related benefits	4,597	3,155
Other current liabilities	1,870	1,966

Total current liabilities	15,381	19,398

Other long-term obligations	801	838

Total liabilities	16,182	20,236

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,900,000 shares authorized, no shares issued or outstanding	-	-
Series D convertible preferred stock, non-voting, $0.001 par value, 100,000 shares authorized, dividends do not accrue, no anti-dilution protection, 0 and 55,388.37 shares issued and outstanding, convertible into 0 and 3,692,743 shares of common stock at September 30, 2009 and December 31, 2008, respectively, liquidation preference of $0.001 per share or $0.	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 14,414,999 shares issued and 14,291,105 shares outstanding at September 30, 2009, and 10,486,935 shares issued and 10,379,868 shares outstanding at December 31, 2008	14	10
Additional paid-in capital	111,140	108,989
Accumulated deficit	(63,517)	(60,546)
Treasury stock; at cost, 123,894 shares at September 30, 2009 and 107,067 shares at December 31, 2008	(243)	(208)
Total stockholders' equity	47,394	48,245
Total liabilities and stockholders' equity	$63,576	$68,481

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$26,005	$29,488	$77,949	$77,241

Cost of revenues	14,441	16,876	44,033	44,349
Gross profit	11,564	12,612	33,916	32,892

Operating expenses:

Selling and marketing	3,156	3,154	9,465	8,374

General and administrative	8,821	9,801	26,935	31,103

Total operating expenses	11,977	12,955	36,400	39,477

Loss from operations	(413)	(343)	(2,484)	(6,585)

Other income (expense):

Interest income	9	2	10	24

Interest (expense)	(110)	(74)	(497)	(198)

Other expense, net	(101)	(72)	(487)	(174)

Net loss	$(514)	$(415)	$(2,971)	$(6,759)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.24)	$(0.70)

Weighted average number of common shares outstanding - basic and diluted	13,270,411	9,734,067	12,459,456	9,660,684

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2009
(Unaudited)
(dollars in thousands)

					Series D
					Convertible		Additional
	Common Stock		Treasury Shares		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2009	10,486,935	$10	107,067	$(208)	55,388.37	$-	$108,989	$(60,546)	$48,245

Shares issued upon conversion of Series D convertible preferred stock	3,692,552	4	-	-	(55,388.37)	-	(4)	-	-

Shares issued to consultants for services	49,800	-	-	-	-	-	98	-	98

Shares issued upon exercise of stock options	44	-	-	-	-	-	-	-	-

Shares issued in connection with vesting of RSUs	134,274	-	-	-	-	-	-	-	-

Issuance of common stock under employee stock purchase plan	51,394	-	-	-	-	-	69	-	69

Purchase of treasury shares	-	-	16,827	(35)	-	-	-	-	(35)

Stock based compensation - restricted stock vested	-	-	-	-	-	-	739	-	739

Stock based compensation - employee stock purchase plan	-	-	-	-	-	-	23	-	23

Amortization of consultant stock option costs	-	-	-	-	-	-	75	-	75

Amortization of employee stock options costs	-	-	-	-	-	-	322	-	322

Amortization of consultant restricted stock unit costs	-	-	-	-	-	-	4	-	4

Amortization of employee restricted stock unit costs	-	-	-	-	-	-	825	-	825

Net loss	-	-	-	-	-	-	-	(2,971)	(2,971)

Balance, September 30, 2009	14,414,999	$14	123,894	$(243)	-	$-	$111,140	$(63,517)	$47,394

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:

Net loss	$(2,971)	$(6,759)

Adjustments to reconcile net loss to net cash provided by operating activities:

Provision (recovery) of bad debts	(245)	148

Depreciation and amortization	2,543	3,262

Deferred rent	14	439

Stock-based compensation	2,086	3,021

Loss on disposition of equipment	-	27

Changes in operating assets and liabilities:

Accounts receivable	5,458	(5,021)

Inventories	(897)	(433)

Prepaid expenses and other current assets	(131)	(104)

Security deposits and other assets	10	40

Accounts payable	(1,607)	288

Deferred revenues	60	189

Accrued compensation and related benefits	1,442	1,380

Other current liabilities	(105)	355

Other long-term obligations	(42)	(41)

Total adjustments	8,586	3,550

Net cash provided by (used in) operating activities	5,615	(3,209)

Cash flows from investing activities:

Purchases of property and equipment	(1,909)	(921)

Purchase of intangible assets	(58)	(42)

Acquisition of FAIS	-	(2,548)

Net cash used in investing activities	(1,967)	(3,511)

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2009	2008

Cash flows from financing activities:

Net (repayments) proceeds under line of credit	$(3,416)	$6,000

Repayment of notes payable	(400)	(700)

Accretion of OCS discounted notes	-	3

Proceeds from issuance of stock in connection with ESPP	69	10

Repurchase of common stock	(35)	(50)

Net cash (used in) provided by financing activities	(3,782)	5,263

Net decrease in cash and cash equivalents	(134)	(1,457)

Cash and cash equivalents - beginning of period	5,276	4,426

Cash and cash equivalents - end of period	$5,142	$2,969

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$575	$208

Supplemental disclosures of non-cash investing and financing activities:

Common stock issued in exchange for obligation to issue common stock	$-	$2,160

Supplemental non-cash investing and financing activity - acquisition of FAIS:
Assets acquired and liabilities assumed:
Accounts receivable	$-	$1,201
Property and equipment	-	102
Intangible assets	-	2,790
Accounts payable	-	(17)
Other current liabilities	-	(322)
Earnout Liability	-	(1,206)

Total purchase price, paid in cash	$-	$2,548

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through November 12, 2009,  the issuance date of this Form 10-Q. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed on March 16, 2009 for the year ended December 31, 2008.

3.  Summary of Significant Accounting Policies

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of the underlying assets and liabilities. The Company establishes a valuation allowance for deferred tax assets when it determines that it is more likely than not that the benefits of deferred tax assets will not be realized in future periods.  The Company was not required to provide for a provision for income taxes for the three and nine months ended September 30, 2009 and 2008, respectively, as a result of losses incurred during this period.

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

	September 30 ,
	2009	2008
Stock options	1,037,794	666,923
Restricted stock units	229,526	368,433
Convertible preferred stock	-	3,692,743
Potentially dilutive securities realizable from the vesting of performance based restricted stock	558,063	558,063
Contingently returnable shares related to the acquisitions of Facticon, Inc. (“Facticon”), James Lee Witt Associates, Inc. and Hyperion Risk, Inc.	-	162,500
Total potentially dilutive securities	1,825,383	5,448,662

Recently Implemented Accounting Guidance

The FASB, in June 2009, issued new accounting guidance that established the FASB Accounting Standards Codification, ("Codification" or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued new accounting guidance, under ASC Topic 805 on business combinations, which established principles and requirements as to how acquirers recognize and measure in these financial statements the identifiable assets acquired, the liabilities assumed, noncontrolling interests and goodwill acquired in the business combination or a gain from a bargain purchase.  This guidance is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.   This guidance will have an impact on the Company’s accounting for any future business acquisitions.

In December 2007, the FASB issued new accounting guidance, under ASC Topic 810 on consolidations, which establishes the accounting for noncontrolling interests in a subsidiary and the deconsolidation of a subsidiary. This guidance requires (a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This guidance will have an impact on the Company’s accounting for any future business acquisitions.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

3.  Summary of Significant Accounting Policies, continued

Recently Implemented Accounting Guidance, continued

In April 2008, the FASB issued new accounting guidance, under ASC Topic 350 on intangibles, which outlines the requirements for determining the useful life of an intangible asset.  The new guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company expects the new guidance to have an impact on the accounting for any future business acquisitions.

In June 2008,  the FASB issued new accounting guidance, under ASC Topic 260 on earnings per share, related to the determination of whether instruments granted in share-based payment transactions are participating securities. This guidance clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 815 on derivatives and hedging, as to how an entity should determine whether an instrument (or an embedded feature) is indexed to an entity's own stock. This guidance  provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In November 2008, the FASB issued new accounting guidance, under ASC Topic 323 on investments— equity method and joint ventures, relating to the accounting for equity method investments.  This guidance addresses how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated.  This guidance is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company expects this guidance to have an impact on its accounting for any future business acquisitions.

In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on subsequent events, which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

The following presents the unaudited pro-forma combined results of operations for the nine months ended September 30, 2008 of the Company with FAIS, as if the acquisition had occurred as of January 1, 2008.

For the Nine months ended September 30,
2008
Revenues	$80,233

Net loss	$(7,916)

Pro-forma basic and diluted net loss per common share (not rounded)	$(0.82)

Pro-forma weighted average common shares outstanding - basic and diluted	9,660,684

The pro-forma combined results of operations are not necessarily indicative of the results of operations that actually would have occurred if the acquisition of FAIS had been completed as of the beginning of 2008, nor are they necessarily indicative of future consolidated results.

5. Inventories

Inventories are comprised of the following:

	As of
	September 30, 2009	December 31, 2008
Raw materials	$2,152	$1,373
Work in progress – DNA Analysis	395	304
Finished goods	922	900
	3,469	2,577

Less: Reserve for obsolescence	(50)	(55)
Total	$3,419	$2,522

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

 6.  Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following:

	Trade Names	Developed Technology	Non-Compete Agreements	Client Relationships	Patents		Accumulated Amortization	Total
Balance as of January 1, 2009	$2,560	$440	$1,660	$8,715	$115		$(7,509)	$5,981
Additions:
Costs of patents	-	-	-	-	59		-	59
Amortization	-	-	-	-	-		(1,374)	(1,374)
Balance as of September 30, 2009	$2,560	$440	$1,660	$8,715	$174		$(8,883)	$4,666

Weighted average amortization period at September 30, 2009 (in years)	5.6	0.6	0.2	2.0	-	(1)

(1)  Patents not yet approved and as such, the amortization period has not yet begun as of September 30, 2009.

The Company recorded amortization expense related to the acquired amortizable intangibles of $358 and $777 for the three months ended September 30, 2009 and 2008, and $1,374 and $2,224 for the nine months ended September 30, 2009 and 2008, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

7.  Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	As of
	September 30, 2009	December 31, 2008
Accrued performance based bonuses	$1,341	$1,237
Accrued payroll and commissions	2,194	1,172
Accrued employee benefits	1,062	746

Total	$4,597	$3,155

8.  Line of Credit

The Company maintains a working capital line of credit (the “Facility”) which is secured by accounts receivable and is subject to certain liquidity and earnings financial covenants. The Company has granted a first priority security interest in substantially all of its assets to the financial institution that provides this Facility.

Effective as of March 30, 2009, the financial institution that provides the Facility entered into an amendment to the Company’s working capital line of credit to (i) reduce the maximum amount available under the Facility to $10,000 (ii) increase the range of the applicable interest rate with respect to the amount outstanding under the line of credit  to 1.00% to 1.75% based upon the Company’s liquidity, plus the greater of 6.25% or the lender’s most recently announced “prime rate”, and (iii) extend the maturity of the Facility to March 29, 2010.  The Company paid a one-time fee of $55 in connection with the March 30, 2009 modification, which is included in general and administrative expenses.  The interest rate on the line of credit at September 30, 2009 was 7.25%.  As of September 30, 2009, the Company’s net borrowings were $3,677 under the line of credit and based upon the amount of qualifying accounts receivable, the Company was eligible to draw an additional $6,323 for up to a total of $10,000, under the Facility.

Effective as of August 26, 2009, the financial institution that provides the Facility entered into an amendment to the Company’s working capital line of credit to modify certain collateral requirements.  The maximum amount available under the Facility remains $10,000.

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

Rent expense charged to operations amounted to $894 and $918, for the three months ended September 30, 2009 and 2008, and $2,748 and $2,805 for the nine months ended September 30, 2009 and 2008, respectively.

The terms of certain of the Company’s lease obligations provide for scheduled escalations in the monthly rent. The non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent of $789 and $784 represents the long-term unamortized rent adjustment amount at September 30, 2009 and at December 31, 2008 and is reflected within other long-term obligations in the condensed consolidated balance sheet. In addition, the current portion of deferred rent was $62 and $40 as of September 30, 2009 and December 31, 2008, respectively, and is reflected within other current liabilities in the condensed consolidated balance sheets.

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

During July  2009, the Company issued 44 shares of its common stock in connection with the exercise of a stock option.

During September 2009, the Company issued 477,317 shares of its common stock upon the conversion of the remaining outstanding 7,159.75 shares of Series D convertible preferred stock.  After this conversion, no shares of Series D convertible stock were outstanding.

During the nine months ended September 30, 2009, the Company issued 134,274 shares of its common stock pursuant to the vesting of RSUs under the 2006 Long Term Incentive Plan (the “Incentive Plan”).  Of the 134,274 shares issued, 31,912 and 14,094 shares were issued to the Chief Executive Officer and Chief Financial Officer, respectively.  The Chief Executive Office and Chief Financial Officer elected to have the Company withhold 12,063 and 4,764 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of these RSUs.  Such withheld shares valued at $25 and $10, respectively are reflected as treasury shares in the Company’s books and records.

During the nine months ended September 30, 2009, the Company issued 51,394 shares of its common stock under the Amended and Restated 2006 Employee Stock Purchase Plan (the “Stock Purchase Plan”).  The Company realized proceeds of $69 and recognized stock based compensation of $ $23 in connection with the issuance of these shares.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

12.  Stock Based Compensation

Restricted Stock Issued Under Performance Based Executive Bonus Plan, continued

At September 30, 2009, an aggregate of 558,063 of the restricted shares awarded to these executives remain subject to vesting based on certain performance and stock price targets that have been established by the Compensation Committee.

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

As of September 30, 2009, 993,857 shares of common stock remain eligible to be issued under the Incentive Plan.

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

As of September 30, 2009, 1,926,488 shares of common stock remain unissued under the Stock Purchase Plan.

Stock Based Compensation

Equity instruments issued to employees are recorded at their fair value on the date of grant and are amortized over the vesting period of the award.  Stock based compensation for employees was approximately $634 and $734 for the three months ended September 30, 2009 and 2008, respectively, and $1,909 and $2,759 for the nine months ended September 30, 2009 and 2008, respectively.   For the three months ended September 30, 2009 and 2008, $130 and $85, respectively, were reflected in selling and marketing expenses, and $504 and $649, respectively, were reflected in general and administrative expenses. For the nine months ended September 30, 2009 and 2008, $245 and $189 respectively, were reflected in selling and marketing expenses, and $1,664 and $2,570, respectively, were reflected in general and administrative expenses.

Equity instruments issued to non-employees are recorded at their fair value on the grant date. The non-vested portions of the award are adjusted based on market value on a quarterly basis and the adjusted value of award is amortized over the expected service period.  Stock based compensation for non-employees was approximately $20 and $24 for the three months ended September 30, 2009 and 2008 respectively, and $177 and $263 for the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009 and 2008, all stock based compensation for non-employees was reflected in general and administrative expenses.  For the nine months ended September 30, 2009 and 2008, $98 and $0, respectively, were reflected in selling and marketing expenses, and $79 and $263, respectively, were reflected in general and administrative expenses.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

12. Stock Based Compensation, continued

Stock Based Compensation, continued

The following table summarizes total stock based compensation costs recognized for the three and nine months ended September 30, 2009 and 2008, respectively.

	For the Three Months Ended September 30,
	2009			2008
	Non- employees	Employees	Total	Non- employees	Employees	Total
Stock options	$20	$103	$123	$22	$133	$155
RSUs	-	247	247	2	256	258
Stock purchase plan	-	8	8	-	3	3
Vesting of restricted shares under performance based executive bonus award	-	276	276	-	342	342
Total	$20	$634	$654	$24	$734	$758

	For the Nine months ended September 30,
	2009			2008
	Non- employees	Employees	Total	Non- employees	Employees	Total
Stock options	$75	$322	$397	$93	$1,558	$1,651
RSUs	4	825	829	2	272	274
Stock purchase plan	-	23	23	-	3	3
Vesting of restricted shares under performance based executive bonus award	-	739	739	-	926	926
Shares issued to consultants for services	98	-	98	168	-	168
Total	$177	$1,909	$2,086	$263	$2,759	$3,022

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

12. Stock Based Compensation, continued

Stock Options

The fair value of each option grant during the nine months ended September 30, 2009 and three and nine months ended September 30, 2008 was estimated on the date of grant using the Black-Scholes option pricing model.  No options were granted by the Company during the three months ended September 30, 2009.  The weighted average assumptions used to compute the grant date value of the options granted during the nine months ended September 30, 2009 and thee and nine months ended September 30, 2008 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009		2008
Dividend yield	-	0%	0%	%	0%
Expected volatility	-	99.8%	104%	%	87.0%
Risk-free interest rate	-	3.37%	1.86%	%	2.97%
Expected lives	-	4 years	3.6 years		5 years

The Company has determined that the expected life of options granted is the same as the contractual term for options granted prior to July 1, 2008, because the employees were expected to remain with the Company for the full term of the option award.  The expected life of options granted after June 30, 2008 was calculated using the simplified method, calculating the expected life as the average of the contractual term and the vesting period.

The weighted average fair value of the options on the date of grant, using the fair value based methodology was $1.24 per share for the nine months ended September 30, 2009, and was $1.64 and $1.80 per share for the three and nine months ended September 30, 2008, respectively.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

12. Stock Based Compensation, continued

Stock Options, continued

At September 30, 2009, the unamortized value of stock options held by employees was approximately $562.  The unamortized portion will be expensed over a weighted average period of 1.2 years.

 A summary of the status of the Company’s stock option plans and the changes during the nine months ended September 30, 2009, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
		(per share)	(in years)
Options outstanding at December 31, 2008	634,687	$3.62	4.1
Exercised	(44)
Granted	442,500
Forfeited	(39,349)
Options outstanding at September 30, 2009	1,037,794	$2.58	3.7	$46
Exercisable at September 30, 2009	454,812	$3.41	3.5	$8

Restricted Stock Units (“RSUs”)

At September 30, 2009, the unamortized value of RSUs held by employees was approximately $1,515. The unamortized portion will be expensed over a weighted average period of 1.6 years.

A summary of the activity related to RSUs for the nine months ended September 30, 2009 is presented below:

	Total	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	366,087	$2.12
RSUs vested	(134,274)
RSUs forfeited	(2,287)
Nonvested at September 30, 2009	229,526	$2.12

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

For the three months ended September 30, 2009 and 2008 14,770 and 6,140 shares respectively were issued under the Stock Purchase Plan.  The Company recognized $8 and $3, respectively of stock based compensation in connection with the issuance of these shares.

For the nine months ended September 30, 2009 and 2008, 51,394 and 6,140 shares respectively were issued under the Stock Purchase Plan.  The Company recognized $23 and $3 of stock based compensation in connection with the issuance of these shares.

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

The following tables summarize financial information about the Company’s business segments for the three and nine months ended September 30, 2009 and 2008.

For the Three Months Ended September 30, 2009

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$9,461	$7,806	$8,738	$-	$26,005

Income (loss) from Operations	$735	$(680)	$(468)	$-	$(413)

Depreciation and Amortization	$62	$269	$440	$-	$771

Interest Expense, net	$-	$-	$-	$101	$101

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

13.   Client and Segment Data, continued

For the Three Months Ended September 30, 2008

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$11,820	$8,657	$9,011	$-	$29,488

Income (loss) from Operations	$(1,191)	$(1,117)	$(417)	$-	$(343)

Depreciation and Amortization	$320	$383	$432	$-	$1,135

Interest Expense, net	$-	$-	$-	$72	$72

For the Nine months ended September 30, 2009

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$30,450	$22,391	$25,108	$-	$77,949

Income (loss) from Operations	$2,197	$(2,533)	$(2,148)	$-	$(2,484)

Depreciation and Amortization	$375	$835	$1,333	$-	$2,543

Interest Expense, net	$-	$-	$-	$487	$487

For the Nine months ended September 30, 2008

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$27,070	$24,173	$25,998	$-	$77,241

Income (loss) from Operations	$962	$(3,466)	$(4,081)	$-	$(6,585)

Depreciation and Amortization	$948	$1,036	$1,278	$-	$3,262

Interest Expense, net	$-	$-	$-	$174	$174

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

14.  Major Clients/Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. The Company’s largest client, which is within the Preparedness Services segment and represents work performed under a government contract, accounted for approximately 23% and 26% of the Company’s revenues for the three months ended September 30, 2009 and 2008, and 25% and 25% for nine months ended September 30, 2009 and 2008, respectively.

For the three months ended September 30, 2009 and 2008 work performed under government contracts represented 51% and 51% of the Company’s revenues, respectively, the most significant of which, in 2009 and 2008, represented 64% and 64%, respectively, of the Company’s revenues within the Preparedness Services segment.

For the nine months ended September 30, 2009 and 2008 work performed under government contracts represented 53% and 47% of the Company’s revenues, respectively, the most significant of which, in 2009 and 2008, represented 64% and 71%, respectively, of the Company’s revenues within the Preparedness Services segment.

On July 22, 2009, the Company was notified that the State of Louisiana, Governor's Office of Homeland Security and Emergency Preparedness ("GOHSEP") exercised its option in the Company’s Consulting Services Contract with GOHSEP (the “Louisiana Contract”) to extend the term of the Louisiana Contract, which provides for up to $34 million in potential revenue per contract year, through August 23, 2010. The Louisiana Contract established the Company as the lead provider of relief and recovery efforts related to all State of Louisiana (the "State") disasters. Under the Louisiana Contract, the State chose to expand the Company's role to be the State's lead disaster advisor and recovery manager. The Company also continues to provide recovery relief to the State in the aftermath of Hurricanes Katrina and Rita, as well as Hurricanes Gustav and Ike, and provides these same services for other new and/or pre-existing disasters.  The Company also provides programmatic and policy advice regarding the Federal Emergency Management Agency (“FEMA”) and assists with the development and dissemination of the State's disaster-related policies and procedures. As described above, the term of the Louisiana Contract is through August 23, 2010 and is terminable by GOHSEP upon 30 days' written notice.

15.  Subsequent Events

On October 31, 2009, the Company issued 8,245 shares of its common stock under the Stock Purchase Plan.  The Company realized proceeds of $11 and recognized stock based compensation of $4 in connection with the issuance of these shares.

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

The following table represents the revenue contribution by each of these three reporting segments as a percentage of our total revenues:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Segment	2009	2008	2009	2008
Preparedness Services	36.4%	40.1%	39.1%	35.0%
Fraud and SIU Services	30.0	29.4	28.7	31.3
Security Consulting and Investigations	33.6	30.5	32.2	33.7
Total	100.0%	100.0%	100.0%	100.0%

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

During September 2009, the Company issued 477,317 shares of its common stock upon the conversion of  the remaining 7,159.75 shares of  Series D convertible preferred stock.   At September 30, 2009, there were no shares of Series D convertible preferred stock outstanding.

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

Modifications to Employment Agreements

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

Results of Operations

The following is a summary of our operating results as a percentage of our total condensed consolidated revenues for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2009	2008	2009	2008

Revenues	100%	100%	100%	100%
Cost of revenues	56	57	56	57
Gross profit	44	43	44	43
Operating expenses:
Selling and marketing expenses	12	11	12	11
General and administrative	34	33	35	40
Total operating expenses	46	44	47	51
Loss from operations	(2)	(1)	(3)	(8)
Other income (expense), net	-	-	(1)	-

Net loss	(2)%	(1)%	(4)%	(8)%

GlobalOptions Group Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenues

We had overall revenues of $26,005 for the three months ended September 30, 2009, as compared to revenues of $29,488 for the three months ended September 30, 2008, for an overall decrease of  $3,483 or 12%.

Preparedness Services revenues were $9,461 for the three months ended September 30, 2009, as compared to $11,820 for the three months ended September 30, 2008. The $2,359 or 20% decrease in revenues, was primarily attributable to the winding down of our relief and recovery efforts in Texas, Indiana and Iowa, the revenues of which were not replaced with the same level of relief work in 2009.

Fraud and SIU Services revenues were $7,806 for the three months ended September 30, 2009, as compared to $8,657 for the three months ended September 30, 2008.  The $851 or 10% decrease in revenues was primarily due to a decline in our investigations business resulting from lower demand for investigation, resulting from a reduction in fraud claims processed by our third party claims administrators and the elimination of certain lower margin accounts.

Security Consulting and Investigations revenues were $8,738 for the three months ended September 30, 2009, as compared to $9,011 for the three months ended September 30, 2008, reflecting a  decrease of $273, or 3%.

Gross Profit

Our consolidated gross profit for the three months ended September 30, 2009 and 2008 was $11,564 and $12,612 respectively, reflecting a decrease of $1,048 or 8%.  This decrease was principally due to a decrease in revenue, as discussed above.  For the three months ended September 30, 2009 and 2008, our gross profit margins were 44% and 43%, respectively.

Preparedness Services gross profit was $4,355 or 46% of this segment’s revenues for the three months ended September 30, 2009, as compared to $5,225 or 44% of this segment’s revenues for the three months ended September 30, 2008.  The improvement in gross margin is the result of improvements in efficiency resulting from the decreased use of outside consultants.  Fraud and SIU Services gross profit was $3,341 or 43% of this segment’s revenues for the three months ended September 30, 2009, as compared to $3,285 or 38% of this segment’s revenues for the three months ended September 30, 2008.  The increase in gross profit margin was primarily due to a revenue shift to higher margin customer accounts.   Security Consulting and Investigations gross profit was $3,868 or 44% of this segment’s revenues for the three months ended September 30, 2009, as compared to $4,102 or 46% of this segment’s revenues for the three months ended September 30, 2008.  The decrease in profit margin was primarily a result of lower utilization of labor costs.

Operating Expenses

Selling and marketing expenses were $3,156 or 12% of revenues for the three months ended September 30, 2009, as compared to $3,154 or 11% of revenues for the three months ended September 30, 2008. General and administrative expenses were $8,822 or 34% of revenues for the three months ended September 30, 2009, as compared to $9,801 or 33% of revenues for the three months ended September 30, 2008.  The decrease of $978 or 10% is attributable to improved efficiencies resulting from headcount reductions and the further integration of operations.

GlobalOptions Group Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Revenues

We had overall revenues of $77,949 for the nine months ended September 30, 2009, as compared to revenues of $77,241 for the nine months ended September 30, 2008, for an overall increase of $708 or 1%.

Preparedness Services revenues were $30,450 for the nine months ended September 30, 2009, as compared to $27,070 for the nine months ended September 30, 2008.  The $3,380 or 12% increase in revenues was primarily attributable to our relief and recovery efforts in  Texas, Indiana and Iowa.

Fraud and SIU Services revenues were $22,391 for the nine months ended September 30, 2009, as compared to $24,173 for the nine months ended September 30, 2008.  The $1,782 or 7% decrease in revenues was primarily attributable to decreased demand for investigative services at this segment, resulting from a reduction in fraud claims processed by our third party claims administrators and the elimination of certain lower margin accounts.

Security Consulting and Investigations revenues were $25,108 for the nine months ended September 30, 2009, as compared to $25,998 for the nine months ended September 30, 2008.  The $890, or 3% decrease in revenues resulted from a reduction in demand for investigation services, litigation support and computer forensic services, due to the changes in the economic environment.

Gross Profit

Our consolidated gross profit for the nine months ended September 30, 2009 and 2008 was $33,916 and $32,891, respectively, reflecting an increase of $1,025 or 3%.  This increase was principally due to an increase in gross margin percentages, as discussed below.  For the nine months ended September 30, 2009 and 2008, our gross profit margins were 44% and 43%, respectively.

Preparedness Services gross profit was $14,045 or 46% of this segment’s revenues for the nine months ended September 30, 2009, as compared to $12,050 or 45% of this segment’s revenues for the nine months ended September 30, 2008.  The improvement in gross margin is the result of improvements in efficiency resulting from the decreased use of outside consultants.  Fraud and SIU Services gross profit was $9,094 or 41% of this segment’s revenues for the nine months ended September 30, 2009, as compared to $10,118 or 42% of this segment’s revenues for the nine months ended September 30, 2008.  The decrease in gross profit margin was primarily due to changes in client mix related to our 2008 acquisition of FAIS. Security Consulting and Investigations gross profit was $10,777 or 43% of this segment’s revenues for the nine months ended September 30, 2009, as compared to $10,724 or 41% of this segment’s revenues for the nine months ended September 30, 2008.  The increase in profit margin was the result of improved utilization of labor and the increase in sales of our DNA related products.

Operating Expenses

Selling and marketing expenses were $9,465 or 12% of revenues for the nine months ended September 30, 2009, as compared to $8,374 or 11% of revenues for the nine months ended September 30, 2008. The $1,091 or 13% increase in selling expenses for the nine months ended September 30, 2009 related to an increased emphasis on our selling and marketing activities, including the re-assignment of internal personnel and the utilization of marketing consultants, as well as the expansion of our client forum marketing event held in February. General and administrative expenses were $26,935 or 35% of revenues for the nine months ended September 30, 2009, as compared to $31,103 or 40% of revenues for the nine months ended September 30, 2008.  The decrease of $4,167 or 13% is attributable to a decrease in stock based compensation, as well as improved efficiencies resulting from headcount reductions and the further integration of operations.

Liquidity and Capital Resources

For the Nine months ended September 30, 2009

We had a cash and cash equivalent balance of  $5,142 as of September 30, 2009.

Cash  provided by (used in) operating activities was approximately $5,615 and $(3,209) for the nine months ended September 30, 2009 and 2008, respectively.  Cash provided by operating activities for the nine months ended September 30, 2009 resulted primarily from a reduction in accounts receivable of $5,458 resulting primarily from collections, offset by an increase in inventories of $897 as well as our net loss $2,971 as adjusted for non-cash charges for depreciation and amortization of $2,543 and for stock based compensation of  $2,086.

Cash used in investing activities was $1,967 and $3,511 for the nine months ended September 30, 2009 and 2008, respectively.  Of the cash used in investing activities for the nine months ended September 30, 2009, $1,909 represented purchases of property, plant and equipment and capitalization of internally developed software costs.

Cash (used in) provided by financing activities was $(3,782) and $5,263, respectively, and consisted principally of the net (repayments) and borrowings under the line of credit of $(3,416) and $6,000, for the nine months ended September 30, 2009 and 2008, respectively.

Effective March 30, 2009, the financial institution that provides a line of credit for us and our wholly owned subsidiaries entered into an amendment to our working capital line of credit, reducing the applicable interest rate range with respect to the line of credit to 1.00% to 1.75%, based on our liquidity, plus the greater of 6.25% or the lender’s most recently announced “prime rate.”  As of September 30, 2009 our net borrowings were $3,677 under the line of credit, and based upon the amount of qualifying accounts receivable, we were eligible to draw up to a total of $10,000 under the line of credit.  The line of credit and all obligations outstanding thereunder are due and payable not later than March 29, 2010.

For the nine months ended September 30, 2009, we have met our cash needs through operating cash flows and through borrowings under our line of credit arrangement. At September 30, 2009, we had working capital of $16,445. We believe that a combination of cost reductions that we have implemented to date, and will continue to implement, along with anticipated revenue improvements resulting from both new products and from new relationships will allow us to generate improvements in cash flows from operations. Furthermore, we believe that these improved operating cash flows, along with the proceeds from our line of credit arrangement will be sufficient to finance our operations through September 30, 2010.

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

Intangible Assets, Goodwill and Impairment

In accordance with the accounting standards, we recognize certain intangible assets acquired in acquisitions, primarily goodwill, trade names, covenants not to compete and client relationships. In accordance with the provisions within the Intangibles Topic of the FASB Accounting Standards Codfication, on a regular basis, we perform impairment analysis of the carrying value of goodwill and certain other intangible assets by assessing the recoverability when there are indications of potential impairment based on estimates of undiscounted future cash flows.

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

Stock-Based Compensation

The Company has adopted the fair value recognition provisions Accounting Standards Codification 718 “Compensation—Stock Compensation” (“ASC 718”).  Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions ASC 718. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

ASC 718 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of ASC 718, the Company accounted for forfeitures as they occurred.

We account for equity instruments issued to non-employees in accordance with the provisions of ASC 718 which requires that such equity instruments be recorded at their fair value on the measurement date, which is typically the date the services are performed. Stock-based compensation for non-employees is accounted for under ASC 718 and is reflected within general and administrative expenses.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of  September 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during our third quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBALOPTIONS GROUP, INC.

Dated: November 12, 2009	By:	/s/ Harvey W. Schiller
Harvey W. Schiller Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 12, 2009	By:	/s/ Jeffrey O. Nyweide
Jeffrey O. Nyweide Executive Vice President-Corporate Development, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)