Form 10-K
period 2009-12-31
GlobalOptions Group, Inc.
filed 2010-03-16
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($2.00) was $15,997,186.  Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded.  Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 16, 2010, there were 14,357,254 shares of the registrant’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Form 10-K
December 31, 2009
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

Item 1. Business

GlobalOptions Overview

GlobalOptions is an integrated provider of risk mitigation and management services to government entities, Fortune 1,000 corporations and high net-worth and high-profile individuals. We enable clients to identify, assess and prevent natural and man-made threats to the well-being of individuals and the operations of governments and corporations. In addition, we assist our clients in recovering from the damages or losses resulting from the occurrence of acts of terror, natural disasters, fraud and other risks. Our strategy is to continue to develop a comprehensive risk mitigation solutions company through both organic growth and acquisitions. In pursuit of our strategy, we have acquired and integrated nine complementary risk mitigation businesses since August 2005 that contributed an aggregate of approximately $103 million, $103 million, and $84 million, respectively, in revenues to our business during the years ended December 31, 2009, 2008 and 2007.

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

Natural Disasters and Emergency Preparedness. Governments, corporations and individuals have increased their focus on disaster preparedness and prevention after witnessing the loss of life and financial impact of natural disasters and acts of terror, including Hurricane Katrina and the terror attacks of September 11, 2001. According to The Federal Emergency Management Agency (“FEMA”), in 2009, there were 59 major disaster declarations in the U.S., and public assistance for major disasters in the U.S. has averaged approximately $275 billion annually since 1998. While major catastrophes capture the attention of a global audience, smaller regional and localized disasters can be equally damaging to governments, corporations and individuals. We believe most government entities, corporations and individuals are not equipped to address communications continuity, coordinate a rapid response and handle insurance related issues effectively enough to satisfy their constituents, employees and stockholders.

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

Comprehensive Risk Mitigation Solutions. We have assembled what we believe to be core services utilized by clients seeking risk mitigation solutions. We are therefore able to offer a comprehensive suite of customized services designed to address each client’s specific needs. Our service offerings have been enhanced through our proprietary systems, such as GlobalTrak 3.0™, which provides both client and internal personnel access to real-time, web-based reporting, communications and fraud program management tools, and through advanced technologies, such as the forensic DNA capabilities of the Bode Technology Group (“Bode”), part of our Security Consulting Investigations Unit.

Reputable and Resourceful Management and Advisory Boards. Due to the critical and sensitive nature of risk mitigation and investigative engagements, we believe the ability to provide services and retain clients is driven largely by reputation and personal relationships. Our senior management and advisory boards have exceptional credentials and well-established relationships. Their experience and former titles include: a Brigadier General in the U.S. Air Force; a Director of FEMA; a Director of the FBI; a U.S. Secretary of Transportation; a Director of the CIA; a U.S. Ambassador and high-ranking corporate executives. We believe this level of expertise provides credibility with clients and access to key decision-makers within government and industry.

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

Strategic Alternatives

We have retained the services of Needham & Company to explore strategic alternatives.  The exploration of strategic alternatives is consistent with our overall strategy to maximize stockholder value.  While we have not made any determination to pursue any transaction involving the sale of our entire business or any of our individual business units, pursuant to the retention of Needham we have had and continue to have discussions with various third parties with respect to potential transactions.  No assurance can be given that any such transaction will be effected and upon what terms such a transaction would be effected.

Growth Strategy

Our goal is to continue to develop a company within the risk mitigation industry that provides clients with a comprehensive offering solution through a balance of organic growth and acquisitions. We intend to grow our business in the following manner.

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

Develop New Solutions. We will continue to develop and seek solutions to meet unique client and dynamic market segment needs by expanding and bundling our product and service offerings. As we continue to grow both organically and through acquisitions, we expect to meet additional needs of our clients. Evidence of this strategy is the continuing expansion of the capabilities of our enterprise-oriented solution, GlobalTrak 3.0™.  Through our GlobalTrak 3.0™ platform we are building more enhanced client interface and support capabilities and additional tools to help us more efficiently manage our investigations our Rapid Data and Rapid Video are example of solutions that have helped us leverage technologies to better serve our clients.  Our DNA technology service we offer through Bode continues to develop new tools and technologies.

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

The Preparedness Services unit is comprised of James Lee Witt Associates, LLC (“JLWA”) and is led by former FEMA Director James Lee Witt.  Mr. Witt’s employment contract with us expired on March 10, 2010 and he is now working with us on at at-will basis.  Our staff includes seasoned crisis and emergency management leaders with significant experience in the public sector. Our Preparedness Services unit has 74 full-time employees and 1 part-time employee and is headquartered in Washington, D.C.

For the year ended December 31, 2009, we completed 103 crisis management and emergency response projects with average revenue of approximately $379.  Preparedness Services accounted for approximately 38% of our revenues for the year ended December 31, 2009.

Fraud and SIU Services

The Fraud and SIU Services unit provides investigative surveillance, anti-fraud solutions and business intelligence services to the insurance industry, law firms and multinational organizations. We provide services to clients both nationally and regionally through licensed investigators in all 50 states, as well as internationally through affiliates. Our investigators provide reports and intelligence on subjects such as workman’s compensation surveillance, unfair trade practices, political trends, economic forecasts, mortgage insurance fraud, profiles on competitors and satellite reconnaissance. Services we provide include:

•	Anti-fraud training

•	Background investigations

•	Corporate investigations for liability

•	Fraud reporting

•	Insurance claims investigations

•	On-scene accident investigations

•	Regulatory compliance

•	Surveillance

Our proprietary GlobalTrak 3.0™ technology enables us to deliver real-time, web-based reporting, communications , rapid data intelligence, and fraud program management. By automating and streamlining investigative processes, GlobalTrak 3.0™provides our clients with more expedient and cost-effective service. Our recent rollout of rapid video upload, allowing for immediate delivery of field intelligence represents an example our advanced capabilities. Our comprehensive software enables adjusters, claims representatives, risk managers and SIU departments to securely access and download status updates, including case receipts, assignments, work schedules, results of investigative activity, investigative reports and streaming video and audio. We believe GlobalTrak 3.0™ is a significant competitive differentiator and offers our clients a valuable enterprise solution.

The Fraud and SIU Services unit is comprised of the following acquired companies: Confidential Business Resources (“CBR”); Hyperion Risk, Inc. (“Hyperion Risk”); Secure Source, Inc (“Secure Source”); Facticon, Inc. (“Facticon”); and First Advantage Investigative Services (“FAIS”).  This unit is led by Halsey Fischer, a 20-year industry veteran and former President and Chief Executive Officer of CBR. Our investigative team includes highly educated and trained investigators who utilize extensive public and proprietary databases to uncover factual circumstances surrounding sensitive investigations. Our experts are capable of handling any type of investigative need anywhere in the world. Our anti-fraud services are national in scope, but local in expertise. Headquartered in Nashville, TN, the Fraud and SIU Services unit has 298 full-time and 68 part-time employees and has offices in Sacramento, Chicago, Orlando and Philadelphia.

For the year ended December 31, 2009, we completed 31,930 investigations and anti-fraud projects with average revenue of just under $1. Fraud and SIU Services accounted for approximately 29% of our revenues for the year ended December 31, 2009.

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

Our Security Consulting and Investigations unit is comprised of the following acquired companies: Safir Rosetti, LLC (“Safir”); Bode and SPZ Oakland Corporation, dba On Line Consulting Services, Inc. (“On Line Consulting”). Until March 31, 2010, this unit will be led by Howard Safir, former New York City Police Commissioner. Effective April 1, 2010, pursuant to the terms of a consulting agreement, Mr. Safir will become a consultant to this business unit and this unit will then be led by Harvey Schiller, our Chief Executive Officer and Jeffrey Nyweide, our Chief Financial Officer. Our national network of security and investigative personnel has extensive backgrounds in the fields of security, investigations, intelligence, law enforcement and public safety. Headquartered in New York, NY, we have 302 full-time and 14 part-time employees in the Security Consulting and Investigations unit and have offices in Dallas, Oakland, and Lorton, VA.

For the year ended December 31, 2009, we completed 811 security and investigation projects (excluding Bode) with average revenue of $15. During the year ended December 31, 2009, Bode completed 75,621 DNA related projects with average revenue of less than $1. Security Consulting and Investigations (including Bode) accounted for approximately 33% of our revenues for the year ended December 31, 2009.

International Strategies

The International Strategies unit provides multidisciplinary, international risk management and business solutions. We offer a range of security and risk management services to foreign and domestic governments, corporations and individuals. The International Strategies unit was our original core business and is led by Thomas Ondeck, a founder of GlobalOptions. Headquartered and operated in Washington, D.C., we employ two full-time employees.

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

On January 9, 2007, we acquired substantially all of the business and assets of On Line Consulting, a full-service security and fire alarm consulting and design firm headquartered in Oakland, California. The On Line Consulting acquisition added security and communications systems expertise to our Security Consulting and Investigations unit.

On February 28, 2007, we acquired all of the outstanding common stock of Bode, which provides forensic DNA analysis, proprietary DNA collection products and related research services to law enforcement agencies, federal and state governments, crime laboratories and disaster management organizations. The Bode acquisition significantly expanded the size of our Security Consulting and Investigations unit.

On February 28, 2007, we acquired substantially all of the business and assets of Facticon, a surveillance, investigative and business intelligence firm based in Chadds Ford, Pennsylvania. The Facticon acquisition expanded our Fraud and SIU Services unit’s risk mitigation expertise in the insurance, legal, business and financial industries.

On April 21, 2008, we acquired substantially all of the business and assets of FAIS related to our Fraud and SIU Services unit.  The FAIS acquisition expanded our Fraud and SIU Services unit’s risk mitigation expertise in the legal, business and insurance industries.

Underwritten Public Offering

On October 29, 2007, we completed an underwritten public offering of 4,500,000 shares of our common stock, receiving approximately $20.25 million in gross proceeds ($18.2 million in net proceeds).

We used a portion of the net proceeds from the proposed underwritten public offering to repay $4.3 million of notes and $38 of related accrued interest and have been using the balance of the net proceeds for working capital and general corporate purposes.

In connection with the underwritten public offering, on October 29, 2007 we entered into an agreement with Canaccord Adams Inc. and Morgan Keegan & Company, Inc., as underwriters, who were paid aggregate fees of $1.41 million.

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

For the years ended December 31, 2009, 2008 and 2007, a limited number of clients accounted for a substantial percentage of our total revenues. For the year ended December 31, 2009, our two largest clients accounted for approximately 24% and 8% of our revenues. For the year ended December 31, 2008, our two largest clients accounted for approximately 26% and 8% of our revenues. For the year ended December 31, 2007, our two largest clients accounted for approximately 29% and 9% of our revenues.  Revenues from our largest client, the State of Louisiana,. accounted for 63%, 68%, and 83%, of the revenues generated by our Preparedness Services unit during the years ended December 31, 2009, 2008 and 2007, respectively.

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

Competitors in the risk management and security market include Control Risks Group Limited, G4S Risk Management, Kroll Inc., Toribos GmbH, and Olive Group. Additionally, many of the national and international accounting and consulting firms, along with other companies such as FTI Consulting, Inc., Securitas AB and its subsidiary, Pinkerton Consulting & Investigations, Inc., Alvarez & Marsal, LLC, AlixPartners LLC, Xroads Solutions Group, and LexisNexis Applied Discovery, provide investigative, consulting and other services that are similar to services we provide.

Employees

As of January 31, 2010 the Company had 681 full-time and 83 part-time employees. We enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. You should consider carefully the specific risk factors described below in addition to the other information contained in this Annual Report on Form 10-K,, including our consolidated financial statements and related notes included elsewhere in this Annual report on Form 10-K, before making a decision to invest in our common stock. If any of these risks actually occurs, our business, financial condition, results of operations or prospects could be materially and adversely affected. This could cause the trading price of our common stock to decline and a loss of all or part of your investment.

Risks Related to Our Business and Industry

We are an emerging company with a history of operating losses and may not become profitable.

We were founded in 1998 and are still in the process of developing our four business units: Preparedness Services; Fraud and SIU Services; Security Consulting and Investigations; and International Strategies. We have incurred significant operating losses since inception, including net losses available to common stockholders of approximately $5.3 million, $7.9 million, and $27.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. We cannot anticipate when or if we will achieve profitability in the future. We may not generate sufficient revenues to meet our expenses, operate profitably or utilize our net operating losses in the future.

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

Revenues from our services to a limited number of clients have accounted for a substantial percentage of our total revenues.  For the year ended December 31, 2009, our largest client accounted for approximately 24% of revenues For the year ended December 31, 2008, our largest client accounted for approximately 26% of revenues.  For the year ended December 31, 2007, our largest client accounted for approximately 29% of revenues. Revenues from our largest client, the State of Louisiana, accounted for 63%, 68%, and 83% of the revenues generated by our Preparedness Services unit during the years ended December 31, 2009, 2008 and 2007, respectively.  Our contract with the State of Louisiana, which expires on August 31, 2010, is a time and materials contract under which the State is not required to purchase a minimum amount of our services. Therefore, this contract could cease producing revenues at any time with little or no notice.

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

We may have difficulty pursuing our acquisition strategy

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

As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting. Furthermore, our registered independent public accounting firm will be required to report on our assessment of the effectiveness of our internal control over financial reporting and separately report on the effectiveness of our internal control over financial reporting beginning with our fiscal year ending December 31, 2010.

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

Our Preparedness Services unit assists governments, corporations and individuals in connection with, among other things, emergency management issues and natural and other disaster preparedness and recovery efforts. Our revenues may fluctuate significantly depending upon the occurrence, or anticipated occurrence, of events of this nature. For example, for the years ended December 31, 2009, 2008 and 2007, 24%, 26% and 29% of the Company’s revenues, or 45%, 52% and 61% of the Company’s revenues from government contracts, respectively, were generated by one contract with the State of Louisiana. Accordingly, any decrease in demand for our services in this area could materially adversely affect our results of operations.

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

As of December 31, 2009, we had approximately $19,968 of goodwill, which represented approximately 34% of our total assets as of December 31, 2009. All of this goodwill resulted from previous acquisitions, and it is possible that future acquisitions will result in additional goodwill. We have implemented accounting guidance for acquisitions which requires that existing goodwill not be amortized, but instead be assessed annually for impairment or sooner if circumstances indicate a possible impairment.  In the event that we determine the book value of goodwill is impaired, any such impairment would be charged to earnings in the period of impairment. Any such future impairment of goodwill could have a material adverse effect on our results of operations.

Competitive conditions could adversely affect our business.

We operate in a number of geographic and service markets, all of which are highly competitive. There are relatively few barriers preventing companies from competing with us and we do not own any patents or other technology that, by itself, precludes or inhibits others from entering our markets. As a result, new market entrants, particularly those who already have recognizable names in the risk mitigation industry, will likely pose a threat to our business. If we are unable to respond effectively to our competitors, some of which have greater financial resources or name recognition, our business and results of operations will be materially adversely affected. Competitors in the risk management and security market include Control Risks Group Limited, G4S Risk Management, Kroll Inc., Toribos GmbH and Olive Group. Additionally, many of the national and international accounting and consulting firms, along with other companies such as FTI Consulting, Inc., Securitas AB and its subsidiary, Pinkerton Consulting & Investigations, Inc., Alvarez & Marsal, LLC, AlixPartners LLC, Xroads Solutions Group, and LexisNexis Applied Discovery, provide investigative, consulting and other services that are similar to services we provide.

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

A majority of our engagements are project-based and are generally terminable by either party on short-term notice. As a result, our clients, including the State of Louisiana under the three year contract that it awarded to us in September 2007, are not obligated to continue using our services at historical levels or at all, and may cancel their arrangements with us without penalty. Identifying and engaging new clients can be a lengthy and difficult process. If a significant amount of our clients cease using our services around the same time, we could experience an adverse effect on our results of operations.

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

Since our reverse merger in June 2005, the high and low bid price for our common stock has been $32.00 and $1.14 per share, respectively. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:

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

Our executive officers, directors and 10% stockholders control approximately 41% of the voting power represented by our outstanding.  If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2.    Properties

Our operational headquarters is located in Washington, D.C. and our administrative headquarters is located in New York, New York. We have additional offices in Arkansas, California, Florida, Illinois, Tennessee, Texas and Virginia. All of our offices are leased and we do not consider any specified leased facility to be material to our operations. We believe that equally suited facilities are available in several other areas throughout the U.S. The following table summarizes information with respect to our material facilities:

Business Unit	Location	Area (sq.feet)	Year of Lease Expiration
Corporate Headquarters:	New York, New York	4,525	(1)

Preparedness Services:	Washington, D.C.	15,294	2015
	Little Rock, Arkansas	4,000	2012
	Sacramento, California	3,322	2011

Fraud and SIU Services:	Orlando, Florida	7,872	2011
	Nashville, Tennessee	2,942	2012

Security Consulting and Investigations:	Lorton, Virginia	38,505	2016
	New York, New York	9,179	2015
	Dallas, Texas	5,500	2012

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

Item 4.    (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock is quoted on the NASDAQ Capital Market under the symbol “GLOI”. Based upon information furnished by our transfer agent, as of March 6, 2010, we had 207 holders of record of our common stock.

The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by NASDAQ:

Fiscal Year 2008	High	Low
First Quarter	$4.02	$1.47
Second Quarter	2.99	1.90
Third Quarter	2.36	1.25
Fourth Quarter	2.45	1.25

Fiscal Year 2009	High	Low
First Quarter	$2.15	$1.14
Second Quarter	2.15	1.25
Third Quarter	2.10	1.55
Fourth Quarter	2.08	1.30

Fiscal Year 2010	High	Low
First Quarter (1)	$1.92	$1.38

            We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. Our senior credit facility prohibits us from paying dividends.  We currently expect to retain future earnings, if any, for the development of our business.

(1)  From January 1, 2010 through March 12, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock that may be issued upon the exercise of options and upon the vesting of restricted stock units (“RSUs”) under all of our equity compensation plans as of December 31, 2009. See “Executive Compensation—Benefit Plans” for a description of our stock option and incentive plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and upon vesting of RSUs (a)	Weighted average exercise price of outstanding options (does not include RSUs) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	1,196,600	$2.57	2,971,976 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	1,196,600	$2.57	2,971,976

(1)Our 2005 Stock Option Plan and 2006 Stock Option Plan were adopted by our stockholders on August 8, 2005 and June 12, 2006, respectively. On October 17, 2006, our Board of Directors approved, and stockholders later ratified, that the remaining shares reserved, but unissued, with respect to any awards under the 2005 Stock Option Plan and 2006 Stock Option Plan were unreserved and that no new awards were to be issued under these plans. Our Amended and Restated 2006 Long-Term Incentive Plan and Amended and Restated 2006 Employee Stock Purchase Plan were adopted by our stockholders on July 24, 2008.

(2)The number of securities remaining available for future issuances includes 1,063,075 under the Amended and Restated 2006 Long-Term Incentive Plan and 1,908,901 under the Amended and Restated 2006 Employee Stock Purchase Plan.

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

(Dollar amounts in thousands, except per share amounts)

Overview

GlobalOptions is an integrated provider of risk mitigation and management services to government entities, Fortune 1,000 corporations and high net-worth and high-profile individuals. We enable clients to identify, assess and prevent natural and man-made threats to the well-being of individuals and the operations of governments and corporations. In addition, we assist our clients in recovering from the damages or losses resulting from the occurrence of acts of terror, natural disasters, fraud and other risks. Our strategy is to continue to develop a comprehensive risk mitigation solutions company.  In pursuit of our strategy, we have acquired and integrated nine complementary risk mitigation businesses since August 2005 that contributed an aggregate of approximately $102,900, $103,000, and $84,800 in revenues to our business during the years ended December 31, 2009, 2008 and 2007, respectively.

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

•
International Strategies provides a range of security and risk management services, such as global business intelligence, investigations and litigation support to foreign and domestic governments, corporations and individuals. Our International Strategies unit was our original core business.

Our Preparedness Services, Fraud and SIU Services, and Security Consulting and Investigations units represent our three financial reporting segments. Our International Strategies business unit, on the basis of its relative materiality, is included in our Fraud and SIU Services segment.

The following table represents the revenue contribution by each of these three reporting segments as a percentage of our total revenues:

	For the Years Ended December 31,
Segment	2009	2008	2007

Preparedness Services	38.2%	37.6%	35.4%
Fraud and SIU Services	29.0	30.1	28.1
Security Consulting and Investigations	32.8	32.3	36.5
Total	100.0%	100.0%	100.0%

Strategic Alternatives

We have retained the services of Needham & Company to explore strategic alternatives.  The exploration of strategic alternatives is consistent with our overall strategy to maximize stockholder value.  While we have not made any determination to pursue any transaction involving the sale of our entire business or any of our individual business units, pursuant to the retention of Needham we have had and continue to have discussions with various third parties with respect to potential transactions.  No assurance can be given that any such transaction will be effected and upon what terms such a transaction would be effected.

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

Results of Operations

The following is a summary of our operating results as a percentage of our total consolidated revenues for the periods indicated:

	For the years ended December 31,
	2009	2008	2007

Revenues	100%	100%	100%
Cost of revenues	56	58	56
Gross profit	44	42	44

Operating expenses:
Selling and marketing	12	11	17
General and administrative	36	39	52
Impairment loss on goodwill and intangibles	-	-	6
Total operating expenses	48	50	75

Loss from operations	(4)	(8)	(31)
Other income (expense), net	-	-	(1)

Net loss before income taxes	(4)	(8)	(32)
Provision for income taxes	(1)	-	-

Net loss after taxes	(5)	(8)	(32)
Net loss applicable to common stockholders	(5)%	(8)%	(32)%

GlobalOptions’ Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues

We had overall revenues of $102,130 for the year ended December 31, 2009, as compared to revenues of $104,187 for the year ended December 31, 2008, for an overall decrease of $2,057 or 2%  The decrease in revenues for the year ended December 31, 2009 was principally attributable to a slowdown in investigations and security projects resulting from recessionary economic conditions, partially offset by increases in revenues related to DNA projects at our Bode division.

Preparedness Services revenues were $39,003 for the year ended December 31, 2009, as compared to $39,117 for the year ended December 31, 2008, representing a decrease of $114 or less than 1%.  The State of Louisiana, which retained JLWA to manage the state’s relief program related to Hurricanes Katrina, Rita, and Gustav, represented $24,478 of revenues for the year ended December 31, 2009, as compared to $26,647 of revenues for the year ended December 31, 2008.

Fraud and SIU Services revenues were $29,593 for the year ended December 31, 2009, as compared to $31,388 for the year ended December 31, 2008.  The decrease of $1,795 or 6% was attributable to the reduction in revenues of $1,000 from our International Strategies Unit and $795 was on account of a slowdown in the demand for our investigations with our Fraud and SIU Unit, principally due to softness in the insurance industry.

Security Consulting and Investigations revenues were $33,534 for the year ended December 31, 2009, as compared to $33,682 for the December 31, 2008, representing a decrease of $148 or less than 1%.

Gross Profit

Our consolidated gross profit for the years ended December 31, 2009 and 2008 was $44,763 and $44,248, reflecting gross profit margins of 44% and 42%, respectively.  Preparedness Services gross profit was $17,933 or 46% of this segment’s revenues for the year ended December 31, 2009, as compared to $17,323 or 44% of this segment’s revenues for the year ended December 31, 2008, due to a decreased usage of outside consultants. Fraud and SIU Services gross profit was $12,066 or 41% of this segment’s revenues for the year ended December 31, 2009, as compared to $13,152 or 42% of this segment’s revenues for the year ended December 31, 2008.  Security Consulting and Investigations gross profit was $14,764 or 44% of this segment’s revenues for the year ended December 31, 2009, as compared to $13,773 or 41% of this segment’s revenues for the year ended December 31, 2008, due principally to measures taken to improve efficiency and greater utilization of labor and equipment on account of higher revenue levels at Bode.

Operating Expenses

Selling and marketing expenses were $12,455 or 12% of revenues for the year ended December 31, 2009, as compared to $11,504 or 11% of revenues for the year ended December 31, 2008, representing an increase of $949 or 8%.  During the years ended December 31, 2009 and December 31, 2008, we incurred earnout charges of $0 and $720 respectively, in connection with the May 11, 2007 JLWA Modification Agreement.  The $720 decrease in earnout is offset by an increased emphasis on selling and marketing activities during 2009, including additional personnel dedicated to these activities.

General and administrative expenses were $36,568 or 36% of revenues for the year ended December 31, 2009, as compared to $40,348 or 39% of revenues for the year ended December 31, 2008. The decrease of $3,780 or 9% is principally due to a decrease in headcount and professional fees.

Other Income (Expense), Net

Interest expense, net, was $540 for the year ended December 31 2009, as compared to $352 for the year ended December 31, 2008. The increase of $187 or 53% was attributable to an increase in the average balance outstanding under our line of credit.

Income Tax Provision

Income tax provision, to record deferred income taxes, was $511 for the year ended December 31, 2009.

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

Other Income (Expense), Net

Interest expense, net, was $352 for the year ended December 31 2008, as compared to $517 for the year ended December 31, 2007. The decrease of $165 or 32% was attributable to a net decrease in debt related to acquisitions.

Liquidity and Capital Resources

We had a cash and cash equivalent balance of $3,221 as of December 31, 2009.

Cash provided by (used in) operating activities was approximately $6,082 and ($839) for the years ended December 31, 2009 and 2008, respectively.  Cash provided by operating activities for the year ended December 31, 2009 resulted primarily from improvements in the collection of accounts receivable of $8,112 as well as  non-cash charges for depreciation and amortization $3,352 and for stock based compensation of $2,831, offset by our net loss of $5,311 as well as an increase in the use of funds to reduce accounts payable of $2,634.

Cash used in operating activities for the year ended December 31, 2008 resulted primarily from our net loss of $7,956 as well as an increase in the use of funds to finance accounts receivable of $1,219, offset by non-cash charges for depreciation and amortization of $4,366 and for stock based compensation of $4,258.

Cash used in investing activities during 2009 was $2,865 of which $2,797 related to the purchases of property and equipment, including the capitalization of internally developed software. Cash used in investing activities for the year ended December 31, 2008 was $4,430, of which $2,548 related to the Company’s acquisition of FAIS in April 2008.

Financing activities used net funds of $5,272 during the year ended December 31, 2009 and provided net funds 6,119 for the year ended December 31, 2008. Cash used during the year ended December 31, 2009 was primarily to the paydown the line of credit. Cash provided for the year ended December 31, 2008 was primarily due to draws upon our line of credit of $7,093, less repayment of notes payable of approximately $800, and the repurchase of common stock of approximately $208.

We have an arrangement with a financial institution that provides a line of credit for us and our wholly owned subsidiaries.  The applicable interest rate with respect to the amount outstanding under the line of credit ranges from 1.00% to 1.75%, based upon our liquidity, plus the greater of 6.25% or the lender’s most recently announced “prime rate.”  As of December 31, 2009, our net borrowings were $2,163 under the line of credit and based upon the amount of qualifying accounts receivable, we were eligible to draw up an additional $7,837 for up to a total of $10,000 under the line of credit.  The line of credit and all obligations outstanding thereunder are due and payable not later than March 30, 2010.  We are currently in discussions with respect to the renewal or replacement of this line of credit.  We anticipate that any renewal or replacement would be in an aggregate amount sufficient for our current working capital requirements.  There can be no assurance that we will successfully renew or replace this line of credit.

In connection with exploring our strategic alternatives, during the year ended December 31, 2009, we have spent approximately $669.  We believe that as we pursue these efforts in 2010, we may need to spend additional funds towards these strategic alternatives.

For the year 2009, we have met our cash needs through operating cash flows and through borrowings under our line of credit.  At December 31, 2009, we had working capital of $15,356.   We believe that a combination of cost reductions that we have implemented during 2009 and will continue to implement in 2010, along with our targeted improvements in revenues in 2010, will allow us to generate improvements in 2010 cash flows from operations, as compared to 2009.  Furthermore, we believe that these improved operating cash flows, along with the proceeds from our line of credit arrangement, will be sufficient to finance our operations through December 31, 2010.

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

        Intangible Assets, Goodwill and Impairment

In accordance with accounting standards, we recognize certain intangible assets acquired in acquisitions, primarily goodwill, trade names, covenants not to compete and client relationships.  On a regular basis, we perform impairment analysis of the carrying value of goodwill and certain other intangible assets by assessing the recoverability when there are indications of potential impairment based on estimates of undiscounted future cash flows.

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

Stock-Based Compensation

The Company utilizes the fair value method for stock-based awards and the related stock-based compensation is based upon the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

Accounting guidance requires forfeitures to be estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

We account for equity instruments issued to non-employees in accordance with accounting standards which require that such equity instruments be recorded at their fair value on the measurement date, which is typically the date the services are performed. Stock-based compensation for non-employees is reflected within general and administrative expenses.

Recent Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance that established the FASB Accounting Standards Codification, ("Codification" or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued new accounting guidance, under ASC Topic 825 on financial instruments, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of ASC Topic 820 on fair value measurements and disclosures. We did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

In December 2007, the FASB issued new accounting guidance, under ASC Topic 805 on business combinations, which established principles and requirements as to how acquirers recognize and measure in these financial statements the identifiable assets acquired, the liabilities assumed, noncontrolling interests and goodwill acquired in the business combination or a gain from a bargain purchase.  This guidance is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.   This guidance will have an impact on our accounting for any future business acquisitions.

           In December 2007, the FASB issued new accounting guidance, under ASC Topic 810 on consolidations, which establishes the accounting for noncontrolling interests in a subsidiary and the deconsolidation of a subsidiary. This guidance requires (a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This guidance will have an impact on our accounting for any future business acquisitions.

In March 2008, the FASB issued new accounting guidance under ASC Topic 815 on derivatives and hedging, which changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow.  The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This accounting guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued new accounting guidance, under ASC Topic 350 on intangibles, which outlines the requirements for determining the useful life of an intangible asset.  The new guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. This guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  We expect the new guidance to have an impact on the accounting for any future business acquisitions.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 815 on derivatives and hedging, as to how an entity should determine whether an instrument (or an embedded feature) is indexed to an entity's own stock. This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

In June 2008, the FASB issued new accounting guidance, under ASC Topic 260 on earnings per share, which clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not have a material effect on our consolidated financial statements.

In November 2008, the FASB issued new accounting guidance, under ASC Topic 323 on investments— equity method and joint ventures, relating to the accounting for equity method investments.  This guidance addresses how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated.  This guidance is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  We expect this guidance to have an impact on its accounting for any future business acquisitions.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders
Of GlobalOptions Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of GlobalOptions Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GlobalOptions Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, New York

March 16, 2010

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share amount)

	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$3,221	$5,276
Accounts receivable, net	19,632	27,485
Inventories, net	3,354	2,522
Prepaid expenses and other current assets	840	862

Total current assets	27,047	36,145

Property and equipment, net	6,994	5,834
Intangible assets, net	4,268	5,981
Goodwill	19,968	19,968
Security deposits and other assets	537	553

Total assets	$58,814	$68,481

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$2,163	$7,093
Notes payable	-	400
Accounts payable	3,565	6,199
Deferred revenues	590	585
Accrued compensation and related benefits	3,643	3,155
Other current liabilities	1,730	1,966

Total current liabilities	11,691	19,398

Long-term liabilities:
Deferred tax obligation	511	-
Other long-term obligations	789	838
Total long-term liabilities	1,300	838

Total liabilities	12,991	20,236

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,900,000 shares authorized, no shares issued or outstanding Series D convertible preferred stock, non-voting, $0.001 par value, 100,000 shares authorized, dividends do not accrue, no anti-dilution protection, 0 and 55,388.37 shares issued and outstanding, convertible into 0 and 3,692,743 shares of common stock at December 31, 2009 and 2008, respectively, liquidation preference of $0.001 per share or $0.	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 14,472,363 shares issued and 14,348,469 shares outstanding at December 31, 2009, and 10,486,935 shares issued and 10,379,868 shares outstanding at December 31, 2008, and	14	10
Additional paid-in capital	111,909	108,989
Accumulated deficit	(65,857)	(60,546)
Treasury stock; at cost, 123,894 and 107,067 shares at December 31, 2009 and December 31, 2008, respectively	(243)	(208)
Total stockholders' equity	45,823	48,245
Total liabilities and stockholders' equity	$58,814	$68,481

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2009	2008	2007

Revenues	$102,130	$104,187	$87,131

Cost of revenues	57,367	59,939	48,969
Gross profit	44,763	44,248	38,162

Operating expenses:

Selling and marketing	12,455	11,504	14,821

General and administrative	36,568	40,348	44,908

Impairment loss on goodwill and intangibles	-	-	5,144

Total operating expenses	49,023	51,852	64,873

Loss from operations	(4,260)	(7,604)	(26,711)

Other income (expense):

Interest income	12	27	297

Interest expense	(552)	(379)	(814)

Other income	-	-	100

Prepayment premium	-	-	(800)

Other expense, net	(540)	(352)	(1,217)

Loss before income taxes	(4,800)	(7,956)	(27,928)

Income tax provision	511	-	-

Net loss	$(5,311)	$(7,956)	$(27,928)

Basic and diluted net loss per share	$(0.41)	$(0.81)	$(6.69)

Weighted average number of common shares outstanding - basic and diluted	12,870,729	9,834,069	4,177,435

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
 Consolidated Statement of Stockholders' Equity
For the Year Ended December 31, 2009
(dollars in thousands)

					Series D
					Convertible		Additional
	Common Stock		Treasury Shares		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2009	10,486,935	$10	107,067	$(208)	55,388.37	$-	$108,989	$(60,546)	$48,245

Stock issued to consultants for services	89,577	-	-	-	-	-	165	-	165

Shares issued upon the exercise of stock options	44	-	-	-	-	-	-	-	-

Shares issued in connection with the vesting of RSUs	134,274	-	-	-	-	-	-	-	-

Treasury shares acquired in satisfaction of income tax withoholding	-	-	16,827	(35)	-	-	-	-	(35)

Issuance of common stock in connection with the conversion of Series D Convertible Preferred Stock	3,692,552	4	-	-	(55,388.37)	-	(4)	-	-

Issuance of common stock under employee stock purchase plan	68,981	-	-	-	-	-	93	-	93

Stock based compensation - restricted stock vested	-	-	-	-	-	-	1,041	-	1,041

Stock based compensation - employee stock purchase plan	-	-	-	-	-	-	31	-	31

Amortization of consultant stock option costs	-	-	-	-	-	-	96	-	96

Amortization of employee stock options costs	-	-	-	-	-	-	394	-	394

Amortization of consultant restricted stock unit costs	-	-	-	-	-	-	4	-	4

Amortization of employee restricted stock unit costs	-	-	-	-	-	-	1,100	-	1,100

Net loss	-	-	-	-	-	-	-	(5,311)	(5,311)

Balance, December 31, 2009	14,472,363	$14	123,894	$(243)	-	$-	$111,909	$(65,857)	$45,823

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
 Consolidated Statement of Stockholders' Equity
For the Year Ended December 31, 2008
(dollars in thousands)

					Series D
					Convertible		Additional
	Common Stock		Treasury Shares		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2008	9,660,269	$10	-	$-	55,989.32	$-	$102,537	$(52,590)	$49,957

Stock issued to consultants for services	26,984	-	-	-	-	-	167	-	167

Treasury shares acquired in satisfaction of income tax withoholding	-	-	19,567	(50)	-	-	-	-	(50)

Treasury shares acquired in connection with settlement of Facticon matters	-	-	87,500	(158)	-	-	-	-	(158)

Issuance of common stock to sellers of JLWA in satisfaction of $2,160 obligation to issue common stock	225,000	-	-	-	-	-	2,160	-	2,160

Issuance of common stock to sellers of JLWA	75,000	-	-	-	-	-	720	-	720

Issuance of common stock in connection with the conversion of Series D Convertible Preferred Stock	40,064	-	-	-	(600.95)	-	-	-	-

Issuance of common stock to executive employees for future services	437,500	-	-	-	-	-	-	-	-

Issuance of common stock under employee stock purchase plan	22,118	-	-	-	-	-	34	-	34

Stock based compensation - restricted stock vested	-	-	-	-	-	-	1,058	-	1,058

Stock based compensation - employee stock purchase plan	-	-	-	-	-	-	11	-	11

Amortization of consultant stock option costs	-	-	-	-	-	-	122	-	122

Amortization of employee stock options costs	-	-	-	-	-	-	1,650	-	1,650

Amortization of consultant restricted stock unit costs	-	-	-	-	-	-	4	-	4

Amortization of employee restricted stock unit costs	-	-	-	-	-	-	526	-	526

Net loss	-	-	-	-	-	-	-	(7,956)	(7,956)

Balance, December 31, 2008	10,486,935	$10	107,067	$(208)	55,388.37	$-	$108,989	$(60,546)	$48,245

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:

Net loss	$(5,311)	$(7,956)	$(27,928)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:

Provision for bad debts	(259)	148	1,699

Depreciation and amortization	3,352	4,366	3,917

Deferred rent	28	448	38

Non-cash interest charges	-	4	37

Reserve for restructuring	420	517	-

Reserve for litigation	65	-	-

Reserve for obsolete inventory	(5)	-	-

Impairment of goodwill and intangible assets	66	-	5,144

Stock-based compensation	2,831	4,258	3,330

Deferred income taxes	511	-	-

Loss on disposition of equipment	-	27	-

Changes in operating assets and liabilities:

Accounts receivable	8,112	(1,219)	(723)

Inventories	(827)	(196)	194

Prepaid expenses and other current assets	22	(70)	(59)

Security deposits and other assets	16	25	(264)

Accounts payable	(2,634)	459	769

Deferred revenues	5	42	396

Accrued compensation and related benefits	488	(585)	576

Due to former members of JLWA for earnout	-	-	7,732

Other current liabilities	(751)	(1,053)	(432)

Other long-term obligations	(47)	(54)	108

Total adjustments	11,393	7,117	22,462

Net cash provided by (used in) operating activities	6,082	(839)	(5,466)

Cash flows from investing activities:

Purchases of property and equipment	(2,797)	(1,638)	(1,520)

Purchase of intangible assets	(68)	(44)	(920)

Acquisition of FAIS	-	(2,548)	-

Acquisition of On Line Consulting	-	(200)	(988)

Acquisition of Facticon	-	-	(1,300)

Acquisition of Bode, less cash acquired of $284	-	-	(12,907)

Net cash used in investing activities	(2,865)	(4,430)	(17,635)

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
(dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007

Cash flows from financing activities:

Net proceeds (repayments) under line of credit	$(4,930)	$7,093	$-

Proceeds from issuance of common stock	-	-	18,177

Repayment of notes payable	(400)	(800)	(12,231)

Proceeds from exercise of stock options	-	-	48

Proceeds from issuance of stock in connection with ESPP	93	34	-

Repurchase of common stock	(35)	(208)	-

Net cash (used in) provided by financing activities	(5,272)	6,119	5,994

Net increase (decrease) in cash and cash equivalents	(2,055)	850	(17,107)

Cash and cash equivalents - beginning of year	5,276	4,426	21,533

Cash and cash equivalents - end of year	$3,221	$5,276	$4,426

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$631	$353	$827

Supplemental disclosures of non-cash investing and financing activities:

Common stock issued to settle the obligation to issue common stock	$-	$2,160	$-

Common stock issued upon the cashless exercise of stock options	$-	$-	$318

Common stock issued upon conversion of Series A convertible
preferred stock	$-	$-	$3

Common stock ($1,541) and Series D convertible preferred stock ($36)
issued upon conversion of Series C convertible preferred stock	$-	$-	$1,577

Issuance of common stock ($631), Series C ($59) and Series D ($20)
convertible preferred stock in equity restructuring	$-	$-	$1

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
 Consolidated Statements of Cash Flows, continued
(dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007

Supplemental non-cash investing and financing activity - acquisition of FAIS:
Assets acquired and liabilities assumed:
Accounts receivable	$-	$1,201	$-
Property and equipment	-	61	-
Intangible assets	-	1,625	-
Accounts payable	-	(17)	-
Other current liabilities	-	(322)	-

Total purchase price, paid in cash	$-	$2,548	$-

Supplemental non-cash investing and financing activity - acquisition of On Line Consulting:
Assets acquired and liabilities assumed:
Property and equipment	$-	$-	$97
Intangible assets	-	-	1,199
Goodwill recognized on purchase business combination	-	200	1,845
Accounts payable, accrued expenses and deferred revenues	-	-	(199)
Other current liabilities	-	-	(46)

Total purchase price	-	200	2,896

Less: Cash paid to acquire On Line Consulting	-	-	(988)
Non-cash consideration to seller	$-	$200	$1,908

Non-cash consideration consisted of:
Common stock issued to acquire On Line Consulting	$-	$-	$1,350
Notes payable issued to seller	-	-	558
Total non-cash consideration	$-	$-	$1,908

Supplemental non-cash investing and financing activity - acquisition of Bode:
Assets acquired and liabilities assumed:
Accounts receivable	$-	$-	$5,510
Inventories	-	-	2,519
Other current assets (including cash of $284)	-	-	560
Property and equipment	-	-	4,133
Intangible assets	-	-	310
Goodwill recognized on purchase business combination	-	-	1,377
Accounts payable, accrued expenses and deferred rent obligations	-	-	(1,217)

Total purchase price	-	-	13,192

Less: Cash acquired	-	-	(284)
Less: Cash paid to acquire Bode	-	-	(12,908)
Non-cash consideration to seller	$-	$-	$-

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
 Consolidated Statements of Cash Flows, continued
(dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007

Supplemental non-cash investing and financing activity - acquisition of Facticon:
Assets acquired and liabilities assumed:
Accounts receivable	$-	$-	$759
Property and equipment	-	-	34
Intangible assets	-	-	120
Goodwill recognized on purchase business combination	-	-	3,113
Accounts payable, accrued expenses and deferred revenues	-	-	(1,226)

Total purchase price	-	-	2,800

Less: Cash paid to acquire Facticon	-	-	(1,300)
Non-cash consideration to seller	$-	$-	$1,500

Non-cash consideration consisted of :
Note payable issued to seller	$-	$-	$100
Common stock issued to acquire Facticon	-	-	1,400
Total non-cash consideration	$-	$-	$1,500

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

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

2. Principles of Consolidation

The consolidated financial statements of the Company include the consolidated financial statements of GlobalOptions, Inc. and its wholly-owned subsidiary, Bode. All material intercompany accounts and transactions are eliminated in consolidation.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

3.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Actual results could differ from estimated amounts. Significant estimates and assumptions include reserves related to receivables and inventories, the recoverability of long-term assets, amortizable lives of intangible assets, purchase accounting, accruals related to performance based compensation plans, deferred taxes and related valuation allowances and valuation of equity instruments.   Global and other economic risks could affect the Company’s estimates.  The Company’s management monitors these risks and assesses its business and financial risks on a quarterly basis.

Concentrations of Credit Risk

Cash: The Company maintains its cash with high credit quality financial institutions.  At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.  As of December 31, 2009 substantially all of the Company’s funds are held at one financial institution.

Accounts Receivable: The number of clients that comprise the Company’s client base, along with the different industries, governmental entities and geographic regions, including foreign clients, in which the Company’s clients operate, limits concentrations of credit risk with respect to accounts receivable. The Company does not generally require collateral or other security to support client receivables, however, the Company may require it’s customers to provide retainers, up-front deposits or irrevocable letters-of-credit when considered necessary to mitigate credit risk. The Company has established an allowance for doubtful accounts based upon facts surrounding the credit risk of specific clients and past collections history. Credit losses have been within management’s expectations. At December 31, 2009 and 2008, the Company had allowances for doubtful accounts of $1,410 and $2,487, respectively.

Cash Equivalents: The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Reserves for obsolete inventories are provided for based on historical experience. At December 31, 2009 and 2008, the Company had reserves for obsolete inventory of $50 and $55, respectively.

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
(Dollars in thousands except share and per share amounts)

3.  Summary of Significant Accounting Policies, continued

Intangible Assets

The Company recognizes certain intangible assets acquired in acquisitions, primarily goodwill, trade names, covenants not to compete, and client relationships.

The Company has reviewed the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2009 and 2008.  The Company intends to re-evaluate the carrying amounts of its amortizable intangibles at lease quarterly to identify any triggering events, including those that could arise from the current national and global economic crisis that would require us to conduct an impairment review. As described above, if triggering events require us to undertake an impairment review, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

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

Revenue Recognition and Related Costs

The Company applies the revenue recognition principles set forth in applicable accounting guidance with respect to all of its revenue. The Company adheres strictly to this criteria, which provides for revenue to be recognized when (1) persuasive evidence of an arrangement exists, (2) delivery or installation has been completed, (3) the customer accepts and verifies receipt, and (4) collectability is reasonably assured.

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
(Dollars in thousands except share and per share amounts)

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

The Company expenses the cost of advertising as incurred. Advertising expense for the years ended December 31, 2009, 2008, and 2007 was approximately $32, $55 and $126, respectively.

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of such assets and liabilities. The Company establishes a valuation allowance for certain deferred tax assets. The Company was not required to provide for a provision for income taxes for the years ended December 31, 2008 and 2007, respectively, as a result of losses incurred during these periods.

For the year ended December 31, 2009, the Company recorded a deferred income tax provision on account of an increase in the net deferred tax liability caused principally by current income tax deductions related  to the amortization of goodwill over a 15 year life that have not been recognized for book purposes.

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

Effective January 1, 2007, the Company adopted accounting guidance which clarifies the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the years ended December 31, 2007, December 31, 2008 and December 31, 2009. The tax years ended December 31, 2008, 2007, 2006, 2005, 2004 and 2003 remain subject to examination for federal, state, and local income tax purposes by various taxing authorities as of December 31, 2009.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

3.	Summary of Significant Accounting Policies, continued

Income Taxes, continued

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses.

Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with accounting guidance which requires that such equity instruments are recorded at their fair value on the measurement  date, which is typically the date the services are performed.  Stock based compensation for non-employees is reflected within general and administrative expenses.

The Company accounts for equity instruments issued to employees in accordance with accounting guidance which requires that awards are recorded at their fair value on the date of grant and are amortized over the vesting period of the award.  The Company recognizes compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

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

	At December 31,
	2009	2008	2007
Stock Options	967,781	634,687	1,191,665
Restricted Stock Units	228,819	366,087	-
Preferred Stock and Warrants	-	3,692,743	3,732,821
Potentially dilutive securities realizable from the vesting of performance based restricted stock	470,563	558,063	175,000
Contingently returnable shares related to the acquisitions of Facticon and Hyperion	-	-	78,923

Total Potentially Dilutive Securities	1,667,163	5,251,580	5,178,409

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

3.  Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In June 2009, the FASB issued new accounting guidance that established the FASB Accounting Standards Codification, ("Codification" or “ASC”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued new accounting guidance, under ASC Topic 825 on financial instruments, which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of ASC Topic 820 on fair value measurements and disclosures. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

3.  Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In March 2008, the FASB issued new accounting guidance under ASC Topic 815 on derivatives and hedging activities, which changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow.  The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This accounting guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued new accounting guidance, under ASC Topic 260 on earnings per share, which clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The guidance is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

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

Purchase consideration, excluding the purchase price adjustment (which was finalized in the amount of $200), consisted of $1,546 in cash and 84,375 shares of common stock of GlobalOptions Group valued at $16.00 per share for a total value of all consideration of $2,846. At closing, the Company paid $750 of the cash portion of the purchase price, and issued promissory notes of which $417 was paid on January 9, 2008, and $141 was due and paid on January 9, 2009.  On March 23, 2007, the Company paid cash of $224, and recorded an obligation of $14, which was paid on August 29, 2007.

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

All of the promissory notes issued in connection with the acquisition of On Line Consulting bear no stated interest rate. Accordingly, the promissory note obligations were recorded at their net present values discounted at a rate of 6% per annum.  Discounts amounted to $33 and $9 with respect to the $417 and $141 notes due January 9, 2008 and 2009, respectively. The accreted interest for the years ended December 31, 2009 and 2008 is approximately $0 and $5, respectively.

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
(Dollars in thousands except share and per share amounts)

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

  The results of operations for On Line Consulting for the years ended December 31, 2009 and 2008 and for the period from January 10, 2007 to December 31, 2007, are reflected in the Company’s results for the years ended December 31, 2009, 2008 and 2007 in the accompanying consolidated statements of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

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

The results of operations for Bode for the years ended December 31, 2009 and 2008 and for the period from March 1, 2007 to December 31, 2007, are reflected in the Company’s results for the years ended December 31, 2009, 2008 and 2007 in the accompanying consolidated statements of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

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
(Dollars in thousands except share and per share amounts)

4.      Acquisitions, continued

Acquisition of Facticon, continued

The following presents a summary of the purchase price consideration for the purchase of Facticon:

Cash	$1,300
Note issued to seller	100
Value of common stock issued	1,400

Total Purchase Price Consideration	$2,800

The results of operations for Facticon for the years ended December 31, 2009, 2008 and for the period from March 1, 2007 to December 31, 2007, are reflected in the Company’s results for the years ended December 31, 2009, 2008 and 2007 in the accompanying consolidated statements of operations.

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

The calculated value of these intangible assets created an excess of the fair value of assets acquired over the purchase price  using the purchase method of accounting. Under the purchase method of accounting, the payment of contingent consideration that might result in recognition of additional cost of the acquired entity when the contingency is resolved, an amount equal to the lesser of the maximum contingent consideration or the excess of fair value over the cost of the acquired entity is to be  recognized as if it were a liability. Upon the resolution of the contingency and upon issuance of the consideration, any excess of consideration over the amount that was recognized as a liability is to be recognized as additional cost of the acquired entity. If the amount initially recognized as if it were a liability exceeded the consideration issued, that excess amount shall be allocated as a pro rata reduction of the amounts assigned to property and equipment and intangible assets acquired. In accordance with SFAS 141, the Company had initially recorded a liability of $1,206 representing the difference between the fair value of the assets acquired and the consideration transferred to the sellers at the closing date excluding contingent consideration.  On November 20, 2008, the Company determined that no earnout was to be paid.  Accordingly, the Company has recorded an adjustment to the purchase price, reflecting a $41 reduction in net property and equipment and $1,165 of net identifiable intangible assets consisting of reductions of $129 for non-compete agreements, $1,145 for client relationships less $109 of accumulated amortization.  The purchase price adjustment will affect depreciation and amortization on a prospective basis.

The Company also recorded a liability of approximately $274 as a reserve for exit activities which includes the estimated costs of certain salary and severance expenses of transitional employees that were accrued and accounted for as part of the purchase price.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

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

The results of operations of FAIS for the years ended December 31, 2009, and the period from April 21, 2008 to December 31, 2008 are reflected in the Company’s consolidated results for the year ended December 31, 2009 and 2008 in the accompanying consolidated statements of operations.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

4. Acquisitions, continued

Unaudited Pro-Forma Financial Information

The following presents the unaudited pro-forma combined results of operations of the Company with On Line Consulting, Bode, Facticon and FAIS from the beginning of the year of acquisition in addition to the entire fiscal year preceding the acquisition of their net assets or common stock. The respective acquisition dates are January 9, 2007 for On Line Consulting, February 28, 2007 for Bode and Facticon, and April 21, 2008 for FAIS.

	For the Years Ended December 31,
	2008	2007
Revenues	$107,178	$102,561

Net loss available to common stockholders	$(9,112)	$(32,636)

Pro-forma basic and diluted net loss per common share	$(0.93)	$(7.81)

Pro-forma weighted average common shares outstanding - basic and diluted	9,834	4,179

The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisitions of On Line Consulting, Bode, Facticon and FAIS had been completed as of the beginning of 2007, 2008 or 2009, nor are they necessarily indicative of future consolidated results.

5. Inventories

Inventories are comprised of the following:

	December 31,
	2009	2008
Raw materials	$2,099	$1,373
Work in progress – DNA analysis	330	304
Finished goods	975	900
	$3,404	$2,577
Less: Reserve for obsolescence	(50)	(55)
Total	$3,354	$2,522

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

 6.  Intangible Assets and Goodwill

Intangible Assets

Intangible asset activity consists of amounts related to the 2007 acquisitions, consisting of On Line Consulting, Bode and Facticon and the 2008 acquisition of FAIS.

Intangible assets are comprised of the following:

	Trade Names	Developed Technology	Non- Compete Agreements	Client Relationships	Patents	Accumulated Amortization	Total

Balance as of January 1, 2008	2,560	440	1,499	7,360	70	(4,659)	7,270

Acquisition of FAIS	-	-	290	2,500	-	-	2,790
Costs of patents	-	-	-	-	45	-	45
Purchase Price Adjustment - FAIS	-	-	(129)	(1,145)	-	109	(1,165)
Amortization Expense	-	-	-	-	-	(2,959)	(2,959)

Balance as of December 31, 2008	$2,560	$440	$1,660	$8,715	$115	$(7,509)	$5,981
Costs of patents	-	-	-	-	68	-	68
Impairment of non-compete agreement	-	-	(161)	-	-	95	(66)
Amortization Expense	-	-	-	-	-	(1,715)	(1,715)

Balance as of December 31, 2009	$2,560	$440	$1,499	$8,715	$183	$(9,129)	$4,268

Weighted average amortization period at December 31, 2009 in years	5.4	0.5	0 .0	1.9	12.0

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

 6.  Intangible Assets and Goodwill, continued

Intangible Assets, continued

The estimated amortization of amortizable intangible assets are comprised of the following for the five years ending December 31, 2014:

For the Years Ending December 31,	Trade Names	Developed Technology	Non- Compete Agreements	Client Relationships	Patents	Total
2010	$305	$22	$1	$857	$7	$1,192
2011	251	22	-	637	8	918
2012	207	4	-	508	7	726
2013	207	-	-	346	8	561
2014	207	-	-	197	8	412
thereafter	265	-	-	52	142	459
Totals	$1,442	$48	$1	$2,597	$180	$4,268

During the years ended December 31, 2009, 2008 and 2007, the Company recorded amortization expense related to the acquired amortizable intangibles of approximately $1,715,  $2,959 and $2,909, respectively.  For the year ended December 31, 2009, the Company recorded a charge to general and administrative expenses of approximately $66 for the impairment of the value of a non-compete agreement within the Fraud and SIU Services Segment.  For the year ended December 31, 2007, the Company recorded a charge to general and administrative expense of approximately $186 (which was included in amortization expense) in connection with the abandonment of the trade names previously used within Hyperion, Secure Source and Facticon.

On December 17, 2007, the Company entered into a five year agreement with an insurance service company to provide Fraud and SIU services.  In connection with the agreement, the Company paid a cash inducement fee of $850, which has been recorded as an intangible asset – client relationships, as a fee paid to obtain revenue generating client relationship.  This intangible asset is being amortized on a straight line basis over the term of agreement.  In addition, the agreement included a contingent fee of $150, payable 15 months from closing, for which a portion is subject to forfeiture if revenues under the agreement do not meet certain agreed upon goals.  Under the terms of the agreement, the Company will pay a commission upon the achievement of certain gross revenues at rates ranging from 3% to 7%.  For each twelve month period ending on the first, second, third, fourth, and fifth anniversaries of the agreement, the Company will pay an additional commission in an amount equal to 3% of all revenues in excess of $2,100 up to $3,000; 5% of all revenues in excess of $3,000 up to $4,000; and 7% of all revenues in excess of $4,000. For the commission period ended December 17, 2008, no commission was incurred under this agreement.

Goodwill Impairment

At December 31, 2009, 2008 and 2007, the Company performed an annual evaluation of its goodwill. The Company performed its annual impairment tests of goodwill for its three reporting segments: Preparedness Services, Fraud and SIU Services and Security Consulting Investigations,

As a result of these tests the Company determined that for the year ended December 31, 2007 that the amount of goodwill recorded in connection with the Fraud and SIU Services segment was impaired or not fully recoverable, as the current performance and future expectations do not support the carrying value of goodwill.  As a result, the Company recorded a $5,144 impairment charge during the year ended December 31, 2007 for the Fraud and SIU Services segment.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

6.  Intangible Assets and Goodwill, continued

Goodwill

A summary of Goodwill is comprised of the following for the years ended December 31, 2009 and 2008:

	Preparedness Services	Fraud and SIU Services	Security Consulting and Investigations	Consolidated
Balance as of January 1, 2008	$883	$6,022	$12,863	$19,768
Purchase Price Adjustment- On Line Consulting	—	—	200	200
Balance as of December 31, 2009 and 2008	$883	$6,022	$13,063	$19,968

Of the total goodwill of $19,968 at December 31, 2009 and 2008, $18,591 is tax deductible.  The amount of goodwill recorded in 2007 upon the acquisition of Bode,  which amounted to $1,377,  is not tax deductible.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

7.   Property and Equipment

A summary of property and equipment is comprised of the following:

	December 31,
	2009	2008
Computer hardware and software	$5,993	$3,453
Laboratory equipment	1,844	1,648
Furniture and fixtures	915	895
Vehicles	134	134
Leasehold improvements	2,718	2,677
	$11,604	$8,807
Less: accumulated depreciation and amortization	$(4,610)	$(2,973)

Property and equipment, net	$6,994	$5,834

Depreciation and amortization of property and equipment for the years ended December 31, 2009, 2008 and 2007 was approximately $1,637, $1,407 and $1,012, respectively.

8.   Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	December 31,
	2009	2008
Performance based bonuses	$1,429	$1,237
Payroll and commissions	1,499	1,172
Employee benefits	715	746

Total	$3.643	$3,155

9.  Line of Credit

The Company maintains a working capital line of credit (the “Facility”) which is secured by accounts receivable and is subject to certain liquidity and earnings financial covenants. The Company has granted a first priority security interest in substantially all of its assets to the financial institution that provides this Facility

Effective as of March 30, 2009, the financial institution that provides the Facility entered into an amendment to the Company’s working capital line of credit to (i) reduce the maximum amount available under the Facility to $10,000 (ii) increase the range of the applicable interest rate with respect to the amount outstanding under the line of credit  to 1.00% to 1.75% based upon the Company’s liquidity, plus the greater of 6.25% or the lender’s most recently announced “prime rate”, and (iii) extend the maturity of the Facility to March 30, 2010.  The Company paid a one-time fee of $55 in connection with the March 30, 2009 modification, which is included in general and administrative expenses.  The interest rate on the line of credit at December 31, 2009 was 7.25%.  As of December 31, 2009, the Company’s net borrowings were $2,163 under the line of credit and based upon the amount of qualifying accounts receivable, the Company was eligible to draw an additional $7,837 for up to a total of $10,000, under the Facility.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

 9.  Line of Credit, continued

All obligations outstanding under the Facility are due and payable no later than March 30, 2010.  The Company is currently in discussions with respect to the renewal or replacement of the Facility, and anticipates that any renewal or replacement would be in an aggregate amount sufficient for its current working capital requirements.  There can be no assurance that the Facility will be successfully renewed or replaced.

10.  Due to Former Members of JLWA for Earnout and JLWA Modification Agreement

In connection with the purchase of James Lee Witt Associates, LLC (“JLWA”) on March 10, 2006, the Initial JLWA Agreement provided for the Company to pay up to $15,400 in compensatory Earnout payments to the sellers of JLWA upon the attainment of certain contractual annual revenue goals to be measured on the first, second and third anniversaries of the closing date of this transaction.   Prepayment of the Earnout was subject to the continued employment of the JLWA sellers and has therefore been characterized as compensation.  In accordance with the provisions of the agreement, the Earnout was to be paid to JLWA Sellers within sixty (60) days of the dates of the respective anniversaries of March 31, 2006, with the first $4,000 of the Earnout to be paid in cash and the remainder to be paid 50% in cash and 50% in shares of common stock of the Company.

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

On October 20, 2007, the Company reached an agreement with the JLWA Sellers under which the JLWA Sellers agreed to the prepayment of the principal and accrued interest on the $4,500 promissory note, originally due on January 15, 2008, that the Company had issued pursuant to the terms of the JLWA Modification Agreement. In connection with this acceleration, on October 29, 2007, the Company made a negotiated prepayment premium of $800 to compensate the JLWA Sellers for, among other things, foregone interest and the cost of accelerated tax payments. The Company borrowed approximately $5,400 from its line of credit to fund these payments, plus interest of $121, prior to the completion of the underwritten public offering (See Note 14).

On October 29, 2007, pursuant to the terms of the JLWA Modification Agreement, the JLWA Sellers requested and were granted accelerated payment of the $4,300 promissory note, plus interest of $38, in connection with the October 29, 2007 completion of the Company’s underwritten public offering.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

11.  Notes Payable

On March 9, 2007, the Company repaid an obligation of $400 in connection with the acquisition of JLWA.

On May 14, 2007, the Company made a cash payment of $2,000 related to the JLWA Modification Agreement (See Note 10).

On May 30, 2007, the Company paid the $750 note payable installment in connection with the acquisition of Secure Source.

On October 29, 2007 the Company paid $8,800 in full satisfaction of the notes issued related to the JLWA Modification Agreement.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

12. Income Taxes

For the year ended December 31, 2009, we incurred losses before income taxes of $4,800, while recording a tax provision of $511, representing an effective tax rate of (11%). This tax provision primarily represented an increase in the net deferred tax liability caused principally by current income tax deductions related to amortization of goodwill over a 15 year life that have not been recognized for book purposes.  Goodwill is not amortized for book purposes and is not written down unless impaired, which has not been the case for the Company for the years 2009 and 2008.   As a result, the deferred tax liability will not reverse until such time, if any, that our goodwill becomes impaired or sold. As such, this deferred income tax liability, which is expected to continue to increase, will have an indefinite life, resulting in what is referred to as a “naked credit.”

For the year ended December 31, 2009, on account of the “naked credit” for the deferred tax liability relating to the basis difference in goodwill, this deferred tax liability is not considered in the determination of the valuation allowance due to the indefinite life of the goodwill intangible assets.   Accordingly, the remaining net deferred tax asset of approximately $19,617 at December 31, 2009 is subject to a  100% valuation allowance because it is currently more likely than not that the benefit of the net deferred tax asset will not be realized in future periods.

The valuation allowances related to the Company’s deferred tax asset increased by approximately $9, $3,054 and $10,693 for the years ended December 31, 2009, 2008 and 2007, respectively.

Significant components of the Company’s net deferred tax assets and liability at December 31, 2009 and 2008 is as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$7,358	$5,846
Stock-based compensation	3,127	3,865

Allowance for doubtful accounts	550	995
Intangible assets	2,277	2,306
Goodwill	5,235	6,104
Other accruals	1,286	1,146
Total gross deferred tax assets	19,833	20,262
Deferred tax liability:
Excess of book over tax basis of:
Property and equipment	(216)	(655)
Goodwill	(511)	-
Net deferred tax assets before valuation allowance	19,106	19,607
Less: valuation allowance	(19,617)	(19,607)
Deferred tax assets, net	$(511)	$-

As of December 31, 2009, the Company had approximately $19,100 and $17,200 of federal and state net operating losses (“NOL”), respectively, available for income tax purposes that may be carried forward to offset future taxable income, if any. The federal carryforwards expire in years 2022 through 2029. The Company conducted a change in ownership study in accordance with  Section 382 of the Internal Revenue Code (“IRC”) and determined that its ability to use approximately $13,900 of its federal and state NOL carryforwards generated prior to October, 2008 is subject to an annual limitation.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31,
	2009	2008	2007
Tax benefit at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes	(5.0)	(6.0)	(6.0)
Permanent differences:
Stock-based compensation	31.8	4.0	0.0
Other	3.2	0.5	1.7
Adjustments of deferred tax assets:
Stock-based compensation	0.0	(9.0)	0.0
Net operating loss carry forwards	5.1	6.1	0.0
Tax rate change	9.4	0.0	0.0
Increase in valuation allowance	0.2	38.4	38.3
Effective income tax rate	10.7%	0.0%	0.0%

During the year ended December 31, 2008, the income tax status of certain share based payment awards was recharacterized as a result of issuing restricted stock units in exchange for certain incentive stock options, for which compensation expense was previously treated as a permanent difference because they would not be expected to generate a tax deduction for the Company.  Accordingly, the Company recorded an increase to its gross deferred tax assets at December 31, 2008 for the cumulative compensation expense associated with the incentive stock options which were exchanged, as well as a corresponding increase in the valuation allowance.  In addition, as a result of the vesting of restricted stock units and certain other share based payment awards during the year ended December 31, 2009, the ultimate tax deduction realized by the Company at the vesting date was substantially lower than the cumulative compensation expense recorded for financial reporting purposes, which is commonly referred to as a “shortfall”.  Accordingly, the effective tax rate reconciliation for the year ended December 31, 2009 includes the effect of derecognizing the gross deferred tax asset and the related valuation allowance associated with the book compensation expense of these vested awards and correspondingly, the set-up of the gross deferred tax asset and the corresponding valuation allowance associated with the final tax deduction .

In 2009, the Company re-evaluated its effective state tax rate  as a result of significant operations in new state jurisdictions and a reduction of operations in the previously filed state jurisdictions.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

13.  Commitments and Contingencies

Employment Agreements

The Company has entered into employment agreements with six of its key executives, expiring through January, 2012. The contractual agreements provide, among other things, for the payment of up to twenty-five months of contractual compensation to certain of these executives for termination under certain circumstances. Aggregate potential contractual compensation commitments related to these agreements were $1,883 at December 31, 2009.

At December 31, 2009, aggregate salaries related to these agreements amounted to $2,175.

The Company’s two top executives are eligible for a performance bonus payable 50% in cash and 50% in restricted common stock, pursuant to the Incentive Plan, which vests upon the achievement of goals agreed upon mutually between the executives and the Board’s compensation committee (the “Compensation Committee”). The executives have been awarded shares of restricted common stock under the Incentive Plan, which form a pool of eligible restricted common stock shares that will be earned (or vested) pursuant solely to the achievement of the performance goals agreed upon between the executives and the Compensation Committee (see Note 14).

Operating Leases

In connection with the Company’s acquisitions, GlobalOptions assumed the obligations for various office leases. Such lease obligations expire at various dates through August 2016.

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

On September 12, 2008, effective on August 1, 2008, the Company entered into an agreement to lease 8,204 of rentable square feet of office space in Carrollton, TX, to replace the Company’s prior Carrollton, TX office lease. The new lease effectively terminated the old lease without penalty. The new lease expires on May 31, 2014.

Future minimum lease payments under these operating leases are as follows:

For the Year Ending December 31,	Amount
2010	$2,806
2011	$2,532
2012	$2,173
2013	$2,019
2014	$2,066
Thereafter	$2,341
Total	$13,937

Rent expense charged to operations amounted to approximately $3,641, $3,745 and $3,103 for the years ended December 31, 2009, 2008 and 2007, respectively.

The terms of certain of the Company’s lease obligations provide for scheduled escalations in the monthly rent. Non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent of $782 and $824 represents the long-term unamortized rent adjustment amount at December 31, 2009 and 2008, respectively and is reflected in other long-term obligations in the accompanying consolidated balance sheets. In addition, the current portion of deferred rent was $70 and $41 at December 31, 2009 and 2008, respectively and is reflected within other current liabilities in the consolidated balance sheets.

Included in other current liabilities at December 31, 2009 and 2008, are obligations of $515 and $517, respectively, for restructuring costs, which include principally rent obligations for closed offices.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

13. Commitments and Contingencies, continued

Advisory Agreements

On June 12, 2007, the Company entered into an agreement with Burnham Hill Partners (“BHP”) a division of Pale Capital, to provide certain financial advisory services.  In connection with this agreement, on July 26, 2007, the Company paid BHP a fee of $200, which was included in general and administrative expenses.

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

In the State Court matter, Wonsch, et al. vs. Facticon Inc. and GlobalOptions Group, Inc., filed in the State Court for the Central District of California, the plaintiffs in a class action (the “State Plaintiffs”), alleged that Facticon failed to pay overtime wages under the California Civil Code. This action was similar to the Anchondo case, but was limited to the state laws of California. Subsequent to the acquisition, the Company was added as a defendant in said case, under the successor liability theory.  On May 12, 2009, the State Court matter was settled in full with a cash payment of $118.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

14.   Stockholders’ Equity

Description of Authorized Capital

The Company is authorized to issue up to 100,000,000 shares of common stock. The holders of the Company’s common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. However, the current policy of the Board of Directors is to retain earnings, if any, for the operation and expansion of the business. Upon liquidation, dissolution or winding-up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution. The holders of common stock have no preemptive, subscription, redemption or conversion rights.

The Company is authorized to issue 15,000,000 of preferred stock, of which 100,000 shares have been designated as Series D convertible preferred stock.   Shares previously issued for other classes of preferred stock, for which shares are no longer outstanding, have been canceled and returned to undesignated preferred stock that is available for future issuance..

Common Stock Issued

On January 1, 2007, the Company issued 3,471 shares of common stock with a value of $42 to various employees under the 2006 Long-Term Incentive Plan.

On February 1, 2007, the Company issued 39,706 shares of common stock in connection with the cashless exercise of 110,294 stock options.  On February 7, 2007 and February 21, 2007, the Company issued an aggregate of 88,236 shares of common stock in connection with the standard exercise of stock options resulting in total proceeds of approximately $48.

On February 21, 2007, the Company issued 3,125 shares of its common stock upon the conversion of 50 shares of Series A convertible preferred stock.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

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

On April 14, 2009, the Company issued 36,900 shares valued at $75 to Lippert/Heilshorn and Associates for services rendered during 2008, and 12,900 shares valued at $23 for services rendered during 2009.  On December 24, 2009 the Company issued 39,777 shares of its common stock valued at $67 to Lippert/Heilshorn and Associates, for services rendered during 2009.

On July 23, 2009, the Company issued 44 shares of its common stock in connection with the exercise of a stock option.

During the year ended December 31, 2009, the Company issued 3,692,552 shares of common stock upon the conversion of 55,388 shares of Series D convertible preferred stock.  No shares of Series D convertible preferred stock remain outstanding at December 31, 2009.

During the year ended December 31, 2009, the Company issued 134,274 shares of its common stock pursuant to the vesting of RSUs under the 2006 Long Term Incentive Plan (the “Incentive Plan”).  Of the 134,274 shares issued, 31,912 and 14,094 shares were issued to the Chief Executive Officer and Chief Financial Officer, respectively.  The Chief Executive Office and Chief Financial Officer elected to have the Company withhold 12,063 and 4,764 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of these RSUs.  Such withheld shares valued at $25 and $10, respectively are reflected as treasury shares in the Company’s books and records.

 During the years ended December 31, 2009 and 2008, the Company issued 68,981 and 22,118 shares of its common stock respectfully under the Amended and Restated 2006 Employee Stock Purchase Plan (the “Stock Purchase Plan”).  The Company realized proceeds of $92 and $35 and recognized stock based compensation of $32 and $11, respectively in connection with the issuance of these shares.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

14.   Stockholders’ Equity, continued

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

In connection with this underwritten public offering, the Company entered into an October 29, 2007 agreement with Canaccord Adams Inc. and Morgan Keegan & Company, Inc., as underwriters, who were paid aggregate fees of $1,418. The underwriters for the offering had a 30-day over-allotment option to purchase up to an additional 675,000 shares of common stock from GlobalOptions at the offering price of $4.50 per share, which expired unexercised.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

15. Stock Based Compensation

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

As of December 31, 2009, 1,063,075 shares of common stock remain eligible to be issued under the Incentive Plan.

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

As of December 31, 2009, 1,908,901 shares of common stock remain unissued under the Stock Purchase Plan.

Equity instruments issued to employees are recorded at their fair value on the date of grant and are amortized over the vesting period of the award.  Stock based compensation for employees was approximately $2,566, $3,246 and $3,199 for the years ended December 31, 2009, 2008 and 2007, respectively.   For the years ended December 31, 2009, 2008 and 2007, respectively, stock based compensation for employees of $418, $222 and $0 were reflected in selling and marketing expenses, and $2,148, $3,024 and $3,199, respectively, were reflected in general and administrative expenses.

Equity instruments issued to non-employees are recorded at their fair value on the grant date. The non-vested portions of the award are adjusted based on market value on a quarterly basis and the adjusted value of award is amortized over the expected service period.  Stock based compensation for non-employees was approximately $265, $292, and $131 for the years ended December 31, 2009, 2008 and 2007, respectively.   For the years ended December 31, 2009, 2008 and 2007, respectively, stock based compensation for non-employees of $120, $0 and $0 were reflected in selling and marketing expenses, and $145, $292 and $131, respectively, were reflected in general and administrative expenses.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

15.  Stock Based Compensation, continued

Stock-Based Compensation, continued

The following table summarizes total stock based compensation costs for the years ended December 31, 2009, 2008 and 2007.

For the Year Ended December 30, 2009

	Advisors and Consultants	Employees and Directors	Total
Stock Options	$96	$394	$490
RSUs	4	1,100	1,104
Stock issued to consultants for services	165		165
Stock purchase plan	-	31	31
Vesting of restricted shares under performance based executive bonus award	-	1,041	1,041
Total	$265	$2,566	$2,831

For the Year Ended December 30, 2008

	Advisors and Consultants	Employees and Directors	Total
Stock Options	$121	$1,650	$1,771
RSUs	4	526	530
Stock issued to consultants for services	167	-	167
Stock purchase plan	-	11	11
Earnout (JLWA acquisition)	720	-	720
Vesting of restricted shares under performance based executive bonus award	-	1,059	1,059
Total	$1,012	$3,246	$4,258

For the Year Ended December 30, 2007

	Advisors and Consultants	Employees and Directors	Total
Stock Options	$64	$2,480	$2,544
Stock issued to consultants for services	67	-	67
Bonus shares issued to employees	-	42	42
Vesting of restricted shares under performance based executive bonus award	-	677	677
Total	$131	$3,199	$3,330

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

15.  Stock Based Compensation, continued

Stock Options

The fair value of each option grant during the years ended December 31, 2009, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average of the assumptions used to compute the grant date value of the options granted during the years ended December 31, 2009, 2008 and 2007 were as follows:

	Years Ended December 31,
	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	104%	87%	87%
Risk-free interest rate	1.86%	3.0%	4.3%
Expected lives	3.6 years	5 years	5 years

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

The weighted average fair value of the options on the date of grant, using the fair value based methodology for years ended December 31, 2009, 2008 and 2007 was $1.24, $1.80 and $6.05 per share, respectively.

Effective August 1, 2007, the Company terminated its consulting agreement and entered into an employment agreement with its Chief Financial Officer.  As of August 1, 2007, the unvested portion of the officer’s options was valued at $268, and is being amortized to stock based compensation expense over the remaining vesting periods due to his change in status from consultant to employee.  During the years ended December 31, 2008 and 2007, $71 and $72, respectively, was amortized to stock based compensation  in connection with these options.

During the years ended December 31, 2009, 2008 and 2007, the Company issued 100,000, 100,000 and 13,750 stock options respectively, to certain members of its advisory boards in exchange for their advisory services to the Company.  The options issued during each such year were valued at $128, $314 and $117, respectively. The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant. The fair value of the options granted during the year ended December 31, 2009 was calculated using the Black-Scholes option pricing model with the following assumptions:  dividend yield of 0%, expected volatility of 104%, risk-free interest rate of 1.55% and an expected term of five years.  Options granted during the year ended December 31, 2008 were valued under the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, expected volatility of 87%, risk-free interest rate of 3.45% and an expected term of three years. Options granted during the year ended December 31, 2007 were valued under the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, expected volatility of 87%, risk-free interest rate of 4.7% and an expected term of five years.   For the years ended December 31, 2009, 2008 and 2007, $96, $122 and $85, respectively was amortized to stock based compensation related to these options.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

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
(Dollars in thousands except share and per share amounts)

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

At December 31, 2009, 2008, and 2007 the unamortized value of employee stock options outstanding under SFAS 123R was approximately $406, $353 and $4,671, respectively. The unamortized portion at December 31, 2009 will be expensed over a weighted average period of 1.0 years. For the years ended December 31, 2009, 2008 and 2007 costs of approximately $394, $1,650, and $2,480, respectively, were recognized in connection with the vesting of these employee stock options.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

15. Stock Based Compensation, continued

Stock Options, continued

A summary of the status of the Company’s stock option plans and the changes during the years ended December 31, 2009 2008 and 2007, respectively, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average remaining contractual life	Intrinsic Value
Options outstanding at January 1, 2007	1,028,793
Granted	460,321
Exercised	(198,530)
Forfeited	(98,919)
Options outstanding at December 31, 2007	1,191,665	$13.72
Granted	619,334
Forfeited	(71,124)
Canceled/Exchanged	(1,105,188)
Options outstanding at December 31, 2008	634,687	$3.62
Granted	442,500	$1.81
Exercised	(44)	$1.70
Forfeited	(109,362)	$2.64
Options outstanding at December 31, 2009	967,781	$2.57	3.5 years	$-

Exercisable, December 31, 2009	475,919	$3.27	3.4 years	$-
Options vested during the year ended December 31, 2009	326,572	$2.14

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
(Dollars in thousands except share and per share amounts)

15. Stock Based Compensation, continued

Restricted Stock Units (“RSUs”), continued

RSUs held by executive officers and directors vest ratably on each of the first, second and third anniversaries of the grant date.  RSUs held by all other employees and consultants vest ratably on the first and second anniversaries of the grant date.

At December 31, 2009, the unamortized value of RSUs held by employees was approximately $1,236. The unamortized portion will be expensed over a weighted average period of 1.3 years.  For the year ended December 31, 2009, a cost of $1,100 was recognized in connection with the vesting of these employee RSUs.

A summary of the activity related to RSUs for the year ended December 31, 2009 is presented below:

	Total	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	-	-
RSUs issued upon cancellation of options tendered, June 26, 2008	368,475	$2.12
RSUs vested	-
RSUs forfeited	(2,388)
Nonvested at December 31, 2008	366,087
RSUs vested	(134,274)
RSUs forfeited	(2,994)
Nonvested at December 31, 2009	228,819	$2.12

Stock Purchase Plan

The Stock Purchase Plan was established for eligible employees to purchase shares of the Company’s common stock on a monthly basis at 85% of the lower of the market value of the Company’s common stock on the first or last business day of each month. Under the Stock Purchase Plan, employees may authorize the Company to withhold up to 15% of their compensation during any monthly offering period for common stock purchases, subject to certain limitations. The Stock Purchase Plan was implemented during July 2008 and is qualified under Section 423 of the Internal Revenue Code.  For the years ended December 31, 2009 and 2008, 68,981 and 22,118 shares respectively, were issued under the Stock Purchase Plan, resulting in total proceeds of $93 and $34 respectively. Stock based compensation recognized in connection with the issuance of these shares was $31 and $11 for the years ended December 31, 2009 and 2008 respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

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

On July 24, 2008 the Company awarded 250,000 and 187,500 shares of unvested restricted stock to its Chief Executive Office and Chief Financial Officer, respectively, in connection with the 2006 Executive Compensation Performance Bonus Plan.

On December 12, 2007, the Compensation Committee determined that, effective January 1, 2008, 6,250 shares and 4,687 shares of restricted stock held by its Chief Executive Officer and Chief Financial Officer, respectively, were no longer subject to forfeiture. The Chief Executive Office, and Chief Financial Officer elected to have the Company withhold 2,278 and 1,585 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of their restricted stock. Such withheld shares valued at $10 and $7, respectively, are reflected as treasury shares in the Company’s books and records.

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

On December 14, 2009, the Compensation Committee determined that an additional 50,000 shares and 37,500 shares of restricted stock held by its Chief Executive Officer and Chief Financial Officer, respectively, were no longer subject to forfeiture.  As of December 31, 2009, an aggregate 470,563 of the restricted shares awarded to these executives remain subject to vesting based on certain performance and stock price targets that have been established by the Compensation Committee.

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

During the year ended December 31, 2009, in connection with expected performance under a bonus program for senior executives, stock-based compensation of approximately $1,041 was recognized for the estimated pro rata vesting of restricted stock.  Of this amount, $946 is associated with the amortization over the derived service period of the $975 grant date value of a restricted stock award that is based on the achievement of certain common stock market price milestones.   The remaining amount of $95 is associated with the amortization over the service period of the probable outcome at each reporting date of a restricted stock award that is based on the achievement of certain performance criteria.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

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

The following tables summarize financial information about the Company’s business segments for the years ended December 31, 2009, 2008 and 2007.  The Company’s segment information for the year ended December 31, 2009 is presented on a basis different than for the years ended December 31, 2008 and 2007.

For the Year Ended December 31, 2009

	Preparedness Services	Fraud & SIU Services	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$39,003	$29,593	$33,534	$-	$102,130

Income (loss) from Operations	$3,585	$(6,030)	$(1,815)	$-	$(4,260)

Identifiable Assets	$10,492	$17,916	$30,406	$-	$58,814

Depreciation and Amortization	$438	$1,130	$1,784	$-	$3,352

Interest Expense	$-	$-	$-	$552	$552

Income Tax Expense	$-	$-	$-	$511	$511

Capital Expenditures	$102	$2,023	$740	$-	$2,865

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

16.   Client and Segment Data, continued

For the Year Ended December 31, 2008

	Preparedness Services	Fraud & SIU Services		Security Consulting & Investigations		Corporate	Consolidated

Revenues	$39,117		$31,388		$33,682	$-		$104,187

Income (Loss) from Operations	$1,712	$	(4,488)	$	(4,828)	$-	$	(7,604)

Identifiable Assets	$17,331		$18,967		$32,183	$-		$68,481

Depreciation and Amortization	$1,267		$1,379		$1,720	$-		$4,366

Interest Expense	$-		$-		$-	$379		$379

Capital Expenditures	$144		$662		$876	$-		$1,682

For the Year Ended December 31, 2007

	Preparedness Services	Fraud & SIU Services	Security Consulting & Investigations		Corporate	Consolidated

Revenues	$30,823	$24,493		$31,815	$-	$87,131

Loss from Operations	$(8,057)	$(11,543)	$	(7,111)	$-	$(26,711)

Identifiable Assets	$13,882	$17,250		$34,811	$-	$65,943

Depreciation and Amortization	$1,244	$1,313		$1,360	$-	$3,917

Interest Expense	$-	$-		$-	$814	$814

Other Income	$100	$-		$-	$-	$100

Prepayment Premium	$800	$-		$-	$-	$800

Capital Expenditures	$8	$1,055		$1,377	$-	$2,440

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

17.  Major Clients

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. The Company’s largest client, which is within the Preparedness Services segment, accounted for approximately 24% of the Company’s revenues for the year ended December 31, 2009, and represented work performed under government contracts.  For the year ended December 31, 2008, the Company’s largest client, which is within the Preparedness Services segment, accounted for approximately 26% of the Company’s revenues and represented work performed under government contracts.  For the year ended December 31, 2007, the Company’s largest client, which is with the Preparedness Services segment  and represented work performed under government contracts, accounted for 29% of the Company’s revenues, and the Company’s second largest client, which was within the Fraud and SIU services segment accounted for approximately 11% of the Company’s revenues.

For the years ended December 31, 2009, 2008 and 2007, government contracts represented 53%, 49% and 48% of the Company’s net revenues, respectively, the most significant of which, in 2009, 2008 and 2007, represented 63%, 68% and 83%,  respectively, of the Company’s net revenues within the Preparedness Services segment.

As of December 31, 2009 and 2008, accounts receivable from a significant single customer was $5,362 and $10,151, respectively.

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

18.  Related Party Transactions

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

19.  Defined Contribution Plan

The Company has a 401(k) profit sharing plan (the “401(k) Plan”), covering employees who have completed three months of service and meet certain other eligibility requirements. The 401(k) Plan provides for a discretionary matching contribution by the Company, based on employee elective deferrals, determined each payroll period. The 401(k) Plan also provides for an employer discretionary profit sharing contribution. Employees vest at a rate of 25% per year in discretionary employer contributions. The 401(k) Plan expense amounted to approximately $788, $776 and $290 for the years ended December 31, 2009, 2008 and 2007, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

20.  Subsequent Events

On January 1, 2010, the Company granted, in the aggregate, options for the purchase of 75,000 shares of its common stock at an exercise price of $1.65 per share, under the Incentive Plan, to three members of the Board of Directors. The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant.  In the aggregate, these options have a value of approximately $80 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of three years, volatility of 103.2%, dividends of 0%, and a risk free interest rate of 2.69%.

On January 1, 2010, the Company granted, in the aggregate, options for the purchase of 100,000 shares of its common stock at an exercise price of $1.65 per share, under the Incentive Plan, to certain members of its advisory boards for their advisory services to the Company.  The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant.  In the aggregate, these options have a value of approximately $106 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of three years, volatility of 103.2%, dividends of 0%, and a risk free interest rate of 2.69%.

During January and February of 2010, the Company issued 8,785 shares of its common stock under the Stock Purchase Plan.  The Company realized proceeds of $11 and recognized stock based compensation of $5 in connection with the issuance of these shares.

On March 8, 2010, the United States Postal Service Office of Inspector General (“USPS”) executed a Delivery Order ordering up to approximately $1.839 million of Workers Compensation Analyst Program Management Services for the period commencing on March 3, 2010 and ending on September 25, 2010, which the Company will provide through its FSIU unit.

On March 9, 2010, effective as of April 1, 2010, the Company entered into consulting agreements with each of Howard Safir, the Chief Executive Officer of our Security Consulting and Investigations unit and Adam Safir, Howard Safir’s son and an officer of the Company’s Security Consulting and Investigations unit.  Pursuant to the terms of their respective consulting agreements, as of April 1, 2010 Messrs. Safir and Safir will no longer be employees of the Company, but will provide consulting services to the Security Consulting and Investigations business unit, including assistance in the Company’s exploration of strategic alternatives and certain marketing assistance.  The terms of the consulting agreements are 12 months, provided, however, that the Company may terminate each of the consulting agreements after three months and/or each month thereafter.  Messrs. Howard Safir and Adam Safir shall receive, $30,000 per month and $20,000 per month respectively for their consulting services.  In addition, if the Company sells its Security Consulting and Investigations unit or any assets thereof, each of Messrs. Howard Safir and Adam Safir shall receive up to $600,000 and $300,000, respectively, based upon the sales price received for the business or such assets.  Also included in the consulting agreements are 12 month non-solicitation and non-servicing provisions.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2009.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2009, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of Marcum LLP, our independent registered public accounting firm, regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during our fourth quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

The Company held its Annual Meeting on December 14, 2009. A quorum was present at the Annual Meeting, with 9,507,940 outstanding shares of the Company’s common stock entitled to vote represented in person or by proxy.

At the Annual Meeting, the Company’s stockholders re-elected each of our incumbent directors, to serve until our 2010 annual meeting of stockholders and until their successors are duly elected and qualify, by the following votes:

	Shares For	Shares Withheld

Harvey W. Schiller, Ph.D.	9,476,999	30,941

Per-Olof Lööf	9,497,207	10,733

John P. Oswald	9,499,161	10,733

Ronald M. Starr	9,499,161	10,733

John P. Bujouves	9,499,161	10,733

The Company’s stockholders voted to ratify the appointment of Marcum LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009, by the following votes:

Shares

For:	9,507,561

Against:	0

Abstain:	379

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

Name	Age	Position

Executive Officers and Directors
Harvey W. Schiller, Ph.D.	70	Chairman of the Board of Directors and Chief Executive Officer

Jeffrey O. Nyweide	54	Chief Financial Officer, Executive Vice President-Corporate Development, Treasurer and Secretary

Thomas P. Ondeck	63	President, International Strategies Unit

Halsey Fischer	61	Chief Executive Officer, Fraud and SIU Services Unit

James Lee Witt	66	Chief Executive Officer, Preparedness Services Unit

Howard Safir	68	Chief Executive Officer, Security Consulting and Investigations Unit

Per-Olof Lööf	59	Vice Chairman of the Board of Directors

John P. Oswald	50	Director and Chairman of the Compensation and the Nominating Committees

Ronald M. Starr	40	Director and Chairman of the Audit Committee

John P. Bujouves	47	Director

We believe that the collective skills, experiences and qualifications of our directors provides our Board with the expertise and experience necessary to advance the interests of our stockholders.  While the Nominating Committee of our Board has not established any specific, minimum qualifications that must be met by each of our directors, it uses a variety of criteria to evaluate the qualifications and skills necessary for each member of the Board.  In addition to the individual attributes of each of our current directors described below, we believe that having the highest professional and personal ethics and values, consistent with our longstanding values and standards is an important characteristic for our directors.  They should have broad experience at the policy-making level in business, exhibit commitment to enhancing shareholder value and have sufficient time to carry out their duties and to provide insight and practical wisdom based on their past experience.

The business experience for the past five years (and, in some instances, for prior years) of each of our directors, officers and key employees are as follows:

Harvey W. Schiller, Ph.D. has been our Chairman of the Board and Chief Executive Officer since June 2005.  Dr. Schiller had been Chairman of the Board of privately-held GlobalOptions, Inc. since February 2004.  Dr. Schiller oversees our administrative headquarters with a focus on our strategy and new business development and effective April 1, 2010, Dr. Schiller, along with Jeffrey O. Nyweide will also assume day-to-day control of our Security Consulting and Investigations unit.  From 2007 to 2008, Dr. Schiller served as a director of Dirt Motor Sports, Inc. (currently known as World Racing Group, Inc.).  Prior to joining GlobalOptions, Dr. Schiller served as Chairman of Assante U.S., a provider of financial and life management products and services, from 2002 to 2004.  Prior to joining Assante, he was Chairman and Chief Executive Officer of YankeeNets from 1999 to 2002.  His previous experience includes President of Turner Sports, Inc., Executive Director and Secretary General of the United States Olympic Committee and Commissioner of the Southeastern Conference.  Prior to joining the United States Olympic Committee, Dr. Schiller served for more than 25 years in the United States Air Force, achieving the rank of Brigadier General.  Dr. Schiller is a former partner in QuanStar Group, a management consulting firm in New York, and a former advisory partner of Millennium Technology Value Partners, L.P.  Dr. Schiller brings to the Board extensive leadership experience having held senior positions in several high-profile organizations.  From his military career and as an executive of numerous entities, Dr. Schiller brings to the Board strong leadership and organizational skills and a deep commitment to integrity and excellence.

Jeffrey O. Nyweide has been our Chief Financial Officer, Executive Vice President-Corporate Development, Treasurer and Secretary since June 2005 effective April 1, 2010, Mr. Nyweide, along with Dr. Schiller will also assume day-to-day control of our Security Consulting and Investigations unit.  Mr. Nyweide had been Chief Financial Officer and Executive Vice President-Corporate Development of privately-held GlobalOptions, Inc. since April 2003.  Mr. Nyweide has been a successful entrepreneur and executive for the past 20 years.  Mr. Nyweide has been a Venture Partner with Millennium Technology Ventures, L.P., a New York-based venture capital firm, since 2001.  From 1987 to 2000, he co-founded and then grew Dataware Technologies, Inc., a software and services company, as Director, President and Chief Operating Officer, and took the company public.  In 1995, he helped found Northern Light Technology LLC.  Mr. Nyweide has significant experience in mergers and acquisitions, finance and operations, as well as with establishing international business in Europe and Asia from prior experience as a founder and managing director of Quantum Management in Greenwich, Connecticut and Munich, Germany.  In this role he worked with European and United States investment banks and corporations developing merger and acquisition strategies as well as strategic alliances.  His previous experience in the services and solutions business also includes sales, marketing and operating experience as an executive with The Service Bureau Company, a subsidiary of Control Data Corporation, in Chicago, Atlanta and Greenwich.

Thomas P. Ondeck became President of our International Strategies unit upon its inception in June 2006.  Mr. Ondeck had been President of privately-held GlobalOptions, Inc. since January 1999.  Mr. Ondeck has dealt with national and international crises, including assisting companies besieged by activist and hate groups, plaintiffs’ product liability litigation campaigns, the financial impact of violence in Southeast Asia, threats against multinational businesses by organized criminal elements in the former Soviet Union, extortive litigation involving misuse of the United States civil RICO statute by business competitors and asset looting in Latin America.  Mr. Ondeck also heads our investigations and business intelligence practice areas.  He supervises our litigation support investigations for law firms.  Mr. Ondeck also spearheads our investigative services for corporations, including due diligence investigations in connection with corporate acquisitions and internal corporate investigations into potential theft of assets, identity misrepresentation and fraud.  Mr. Ondeck was previously a litigation partner in two international law firms and served in the White House as an aide to former President Richard M. Nixon.

Halsey Fischer became the Chief Executive Officer of our Fraud and SIU Services unit upon our acquisition of Confidential Business Resources (“CBR”) in August 2005.  Mr. Fischer oversees our national investigations practice.  Mr. Fischer served as the President and Chief Executive Officer of CBR from its founding in 1998 until its acquisition.  During his tenure at CBR, Mr. Fischer built an investigations firm with eight offices in the United States through acquisitions and organic growth.  Under Mr. Fischer’s leadership, CBR developed a state-of-the-art Internet case management system for use by remote offices and its clients.  Prior to forming CBR, Mr. Fischer was Senior Vice President, U.S. Investigations for Pinkerton Consulting & Investigations, Inc., since acquired by Securitas AB, and was responsible for each of its 28 profit centers across the United States.  Prior to Pinkerton, Mr. Fischer was Group President of Security Consulting and Investigations for Business Risks International, the predecessor to Pinkerton’s investigations unit.

James Lee Witt became the Chief Executive Officer of our Preparedness Services unit upon our acquisition of James Lee Witt Associates, LLC (“JLWA”) in March 2006.  As the President and Chief Executive Officer of JLWA from 2002 until its acquisition in March 2006, Mr. Witt provided consulting and crisis management services to state and local governments, educational institutions, the international community and corporations.  From 2003 to 2006, Mr. Witt was the Chief Executive Officer of the International Code Council, a 50,000 member association dedicated to building safety that develops the codes used to construct residential and commercial buildings, including homes and schools.  Mr. Witt has over 25 years of disaster management experience, culminating in his appointment as the Director of FEMA, where he served from 1993 to 2001.  Mr. Witt was appointed by President Clinton and confirmed by the U.S. Senate as Director of FEMA in April 1993.  In February 1996, President Clinton elevated Mr. Witt to cabinet status, a first for a FEMA Director.  As FEMA Director, Mr. Witt coordinated federal disaster relief on behalf of President Clinton, including the response and recovery activities of 28 federal agencies and departments, the American Red Cross and other voluntary agencies.  He also oversaw the National Flood Insurance Program, the U.S. Fire Administration and other pro-active mitigation activities to reduce loss of life and property from all types of hazards.  Mr. Witt directed 2,500 employees located in Washington, D.C. and 10 regional offices.  Mr. Witt’s professional career includes the formation of Witt Construction, a commercial and residential construction company.  After 12 years as a successful businessman and community leader, he was elected County Judge for Yell County, serving as the chief elected official for the county, with judicial responsibilities for county and juvenile court.  At age 34, he was the youngest elected official in Arkansas, and was later honored for his accomplishments by the National Association of Counties.  After being re-elected six times to the position, Mr. Witt was appointed by then Governor Bill Clinton to assume leadership of the Arkansas Office of Emergency Services (“OES”).  He served as the Director of the Arkansas OES for four years.

Howard Safir became the Chief Executive Officer of our Security Consulting and Investigations unit upon our acquisition of Safir Rosetti, LLC (“Safir”) in May 2006.  Pursuant to the terms of a consulting agreement with us, effective April 1, 2010, Mr. Safir will no longer be Chief Executive Officer of our Security Consulting and Investigations unit, but will provide consulting services to such unit.  Mr. Safir served as Chairman and Chief Executive Officer of Safir from December 2001 until its acquisition.  Prior to that time, Mr. Safir was Vice Chairman of IPSA International, a provider of investigative and security consulting services.  From 1996 to 2000, Mr. Safir served as Police Commissioner of New York City.  From 1994 to 1996, Mr. Safir served as New York City’s Fire Commissioner.  Mr. Safir began his law enforcement career in 1965 as a special agent assigned to the New York office of the Federal Bureau of Narcotics, a forerunner of the Drug Enforcement Administration (the “DEA”).  From 1977 to 1978, Mr. Safir served as Assistant Director of the DEA.  From 1978 to 1990, Mr. Safir worked for the United States Marshals Service where he served as Director of the Witness Protection Program and Assistant Director for operations.  Mr. Safir is currently Chairman of the Board of Directors of GVI Security Solutions, a provider of video surveillance and security solutions products, and National Security Solutions Inc., a blank check company organized for the purpose of effecting a business combination, including with entities involved in the security and homeland defense industries.  Mr. Safir also serves as a Director of Verint Systems, Inc., a provider of intelligence solutions for enterprise workforce optimization and security intelligence, as a Director of Implant Sciences Corporation, a developer of sophisticated sensors and systems for the security, safety and defense industries, and as Chief Executive Officer of the November Group, through which he provides, to a limited extent, technical and management consulting services to various companies, including ChoicePoint Inc., which provides investigative, consulting and other services which are similar to services the Company provides.

Per-Olof Lööf has been our Vice Chairman of the Board since June 2005.  Mr. Lööf had been Vice Chairman of the Board of privately-held GlobalOptions, Inc. since August 2004.  Mr. Lööf has been the Chief Executive Officer and a director of Kemet Corporation, a global manufacturer of electronic components/capacitors supplier, since April 2005, and a director of Devcon International Corp., a company with operating divisions in security services, materials and construction, from 2004 to 2009.  .  Prior to joining Kemet, Mr. Lööf was Managing Partner of QuanStar Group from 2003 to 2004.  Mr. Lööf has significant experience in acquisition integration efforts through past positions at Sensormatic Electronics Corporation, a manufacturer and provider of electronic article surveillance systems and accessories, where he was President and Chief Executive Officer from 1999 until its acquisition by Tyco International, Ltd. in 2002.  Prior to Sensormatic, Mr. Lööf was Senior Vice President at NCR Corporation and Chief Executive Officer of AT&T ISTEL.  Mr. Loof also worked for 12 years at Digital Equipment Corporation as Vice President of Sales and Marketing.  From his experience in serving in the role of Chief Executive Officer for multiple companies, Mr. Lööf possesses significant senior management experience.  The Board believes Mr. Lööf’s experience assists us in integrating entities acquired by us.

John P. Oswald has been a director since January 2008 and has been appointed Chairman of the Compensation Committee and the Nominating Committee.  Mr. Oswald has been the President and Chief Executive Officer of the Capital Trust Group, an international merchant/investment bank with offices in London, New York, Washington, D.C. and Beirut, since 1993.  Mr. Oswald is responsible for the U.S. operations of Capital Trust Group and its worldwide investment banking operations.  His responsibilities have included managing a number of private equity funds, both in U.S. and European markets, which have focused on mezzanine and equity investments ranging from approximately $10 million to $100 million in middle market, private and public companies with revenues from $20 billion to $1 billion.  Since 1993, Mr. Oswald has also managed an extensive portfolio of U.S. real estate comprised of office/retail space primarily in suburban areas in the U.S. and Europe.  The investment banking/advisory function of Capital Trust Group includes advising clients with respect to mergers and acquisitions, financings and dispositions of holdings in the oil and gas, real estate, entertainment, education, construction, media and communications areas.  Mr. Oswald has also been responsible for completing numerous public debt offerings and public issuances of stock for the Capital Trust Group’s portfolio companies and clients.  Since December 1, 2006 Mr. Oswald has also been the President and Chief Executive Officer of Verus International Group, Ltd., an international merchant bank with offices in New York and Barbados.  From 1996 to 2005, Mr. Oswald served as a director of Kirkland’s Inc.  From 1986 to 1996, Mr. Oswald was a partner in the international law firm of Lord Day & Lord.  He began his career as an accountant at Arthur Andersen & Co. and he is a certified public accountant.  Mr. Oswald serves as a director for Preem Holdings AB, the largest downstream refining operation in Europe, Samir, the third largest public company and the only downstream oil refinery in Morocco, and numerous privately held companies. The Board also believes that Mr. Oswald has valuable international business experience and through his service on the boards of several companies, offers in-depth knowledge of numerous industries that is important to us as we evaluate business and growth opportunities.

Ronald M. Starr has been a director since June 2005.  Mr. Starr had been a director of privately-held GlobalOptions, Inc. since November 1998.  Since 1996, Mr. Starr has been a Managing Director at Starr & Company, LLC, an accounting and business management firm for high net worth individuals.  Mr. Starr was a member of the General Partner of Millennium Technology Ventures, L.P. from 1999 to 2001 and has been the Chief Financial Officer and General Counsel of the venture capital funds PS Capital Holdings, L.P. and PS Capital Ventures, L.P., where his duties have included negotiating and structuring the funds’ venture capital investments, since 1996 and 1997, respectively.  Prior to working at Millennium Technology Ventures, PS Capital and Starr & Company, Mr. Starr was an attorney in the tax department at Proskauer Rose LLP, a New York City law firm.  The Board believes that, as an attorney, and as an executive in the venture capital industry, Mr. Starr has broad experience advising and assisting in the growth of small and mid-size companies.

John P. Bujouves has been a director since June 2005.  Mr. Bujouves has been the President and a director of Bayshore Asset Management Inc., a provider of asset management services, since 2003, and the Chief Executive Officer of Integris Funds Ltd., a Cayman Islands based mutual fund company, since 1999.  Mr. Bujouves serves as Chairman of Globacor Capital Inc., a Canadian private equity investment firm, and J&T Bank and Trust, Inc. (formerly known as Bayshore Bank & Trust Corp.), Bayshore Bank & Trust Corp., one of Barbados’ largest private banks.  Mr. Bujouves is also a director of Safe Storage Depot, a real-estate development company, Numeric Answers Inc., a corporate accounting firm, DLK on Avenue, a cosmetic medical clinic, and the Ontario Arthritis Society.  Mr. Bujouves’s former experience includes directing CIBC’s International Private Banking group in Canada.  Prior to that, as Managing Partner for Royal Trust International, Mr. Bujouves worked globally and launched Royal Trust Corporation’s first two international offices located in the United States.  The Board believes that Mr. Bujouves provides extensive business knowledge through significant experience in banking and offers a broad wealth of experience through his service as a member of the board of directors of numerous entities.

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

Based solely upon a review of the copies of the forms furnished to us, we believe that our officers and directors complied with all applicable filing requirements during the 2009 fiscal year except as set forth below:

On January 30, 2009, Mr. Boujoves filed a Statement of Changes in Beneficial Ownership of Securities covering one transaction that occurred on January 1, 2009.

On February 2, 2009, Mr. Loof filed a Statement of Changes in Beneficial Ownership of Securities covering one transaction that occurred on January 1, 2009.

On February 2, 2009, Mr. Oswald filed a Statement of Changes in Beneficial Ownership of Securities covering one transaction that occurred on January 1, 2009.

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

Item 11.  Executive Compensation

(Dollar amounts in thousands, except per share amounts)

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)		Option Awards ($)	All Other Compensation ($)		Total ($)

Harvey W. Schiller, Ph.D.	2009	425	100	(2)	423	(3)	–	5	(4)	953
Chairman and Chief	2008	400	50	(5)	973	(6)	–	5	(7)	1,428
Executive Officer

Jeffrey O. Nyweide	2009	375	75	(2)	317	(3)	–	122	(8)	889
Chief Financial Officer and Executive Vice President	2008	350	38	(5)	728	(6)	–	111	(9)	1,227

James Lee Witt	2009	500	45	(10)	-		-	4	(11)	549
Chief Executive Officer of Preparedness Services unit	2008	500	55	(10)	-		-	4	(11)	559

(1)
The amounts listed in this column are performance-based compensation and reflect the probable outcome award value at the date of grant in accordance with FASB ASC Topic 718.  Amounts for 2008 have been recomputed under the same methodology in accordance with SEC rules.  The stock awards for each of Dr. Schiller and Mr. Nyweide are provided under the terms of a performance bonus program pursuant to the terms outlined by the Compensation Committee of the Board of Directors (the “Performance Bonus Plan”) established on December 5, 2006, and as outlined in the Executive Compensation Plan.  The performance measures, as determined by the Compensation Committee, include components for operations and business integration improvements, achieving revenue goals and overall performance of the company’s stock price.

Summary of Awards.  On December 5, 2006, the Compensation Committee awarded to each of Dr. Schiller and Mr. Nyweide performance based awards covering performance for the period January 6, 2006 through December 31, 2009, under which they may earn vested shares of our Company stock.  In April, 2008, these awards were modified (see note xx, below) and in December, 2009 were extended to the year 2010 (see note 3, below).

Seeding of Restricted Shares Under the Plan.  In order to seed shares of non-vested restricted stock under the Performance Bonus Plan, on December 19, 2006, Dr. Schiller and Mr. Nyweide were granted 100,000 shares and 75,000 shares and on July 24, 2008 were granted 250,000 and 187,500 shares of restricted stock, respectively, under the Long Term Incentive Plan which is subject to vesting upon the achievement of performance criteria.

Vesting Of Shares from Inception of Plan. (a) On December 12, 2007, our Compensation Committee determined that 6,250 shares and 4,687 shares of restricted stock, valued on date of grant at $78 and $58, held by Dr. Schiller and Mr. Nyweide, respectively, effective on January 1, 2008, were no longer subject to forfeiture. (b) Effective on August 15, 2008, our Compensation Committee determined that 25,000 shares and 18,500 shares of restricted stock, valued on date of grant at $163 and $122, held by Dr. Schiller and Mr. Nyweide, respectively, were no longer subject to forfeiture. (c) Effective on December 14, 2009, our Compensation Committee determined that 50,000 shares and 37,500 shares of restricted stock, valued on date of grant at $107 and $80, held by Dr. Schiller and Mr. Nyweide, respectively, were no longer subject to forfeiture.

(2)
Amount represents bonus earned in accordance with achievement of performance criteria established by the Compensation Committee. The bonus amount, as approved by the Compensation Committee, was paid on December 24, 2008.

(3)
On August 13, 2009 the Compensation Committee extended the eligibility period to December 31, 2011 for the performance awards available to be earned by Dr. Schiller and Mr. Nyweide under the Performance Bonus Plan, resulting in a new award effective on August 13, 2009.  Pursuant to the terms of the Performance Bonus Plan, we have estimated the probable value at August 13, 2009 of that modification to be $423 and $317, respectively.  Incorporated into this award is the continuation of uncapped performance measures.  Accordingly, the effective limitation for this award would be 888,065 and 665,304 shares valued at $ 1,598 and $1,198 for Dr. Schiller and Mr. Nyweide respectively, representing the remaining shares available under the Long-term Incentive Plan, each as of the date of this award.

(4)	Amount includes payments towards parking and life insurance benefits.

(5)
Amount represents bonus earned in accordance with achievement of performance criteria established by the Compensation Committee.  The bonus amount, as approved by the Compensation Committee, was paid on September 5, 2008.

(6)
On April 18, 2008 the Compensation Committee modified the award, originally granted to Dr. Schiller and Mr. Nyweide, under the Performance Bonus Plan on December 5, 2006, in effect resulting in a new award effective on April 18, 2008.  Pursuant to the terms of the Performance Bonus Plan, we have estimated the probable value at August 13, 2009 of that modification to be $973 and $728, respectively.  Incorporated into this award is the continuation of uncapped performance measures.  Accordingly, the effective limitation for this award would be 1,156,925 and 865,836 shares valued at $2,475 and 1,853, for Dr. Schiller respectively, representing the remaining shares available under the Long-term Incentive Plan, each as of the date of this award.

(7)	Amount includes payments toward parking and life insurance benefits.

(8)	Amount includes payments of a housing allowance of $108 for the rental of an apartment in New York City, parking, life insurance, as well as reimbursement of professional fees of $10.

(9)	Amount includes payments of a housing allowance of $108 for the rental of an apartment in New York City, as well as payments for parking and life insurance.

(10)	Amount represents bonus earned in accordance with annual performance criteria established by the Compensation Committee.

(11)	Amount includes payments toward parking and life insurance benefits.

Employment Agreements and Potential Payments Upon Termination or Change In Control

Harvey W. Schiller, Ph.D.

We entered into a three-year employment agreement with Dr. Schiller, our Chairman and Chief Executive Officer, in January 2004.  The agreement was initially amended on December 19, 2006 to extend the term through January 31, 2010 and subsequently on August 13, 2009 to extend the term through January 31, 2011.  The agreement is subject to automatic one-year extensions, unless either party provides notice to the other party of its intention not to renew the agreement.  The amendments provide for an annual base salary of $375,000, $400,000, $425,000 and $425,000 starting January 1, 2007, 2008, 2009 and 2010, respectively, as well as an annual performance bonus payable 50% in cash and 50% in restricted stock which will vest upon the achievement of goals agreed upon mutually between Dr. Schiller and the Compensation Committee, with the performance goals set for 2008 applied for the years 2009 and 2010.  In connection with the initial extension of the term of his employment agreement, Dr. Schiller was awarded a one-time grant of 100,000 shares, and on July 24, 2008 was granted 250,000 shares of restricted common stock, subject to vesting in accordance with performance criteria established by the Compensation Committee.

In the event of death or disability, Dr. Schiller (or his estate) will be entitled to salary and pro rata bonus until termination, and 90 days from termination may exercise vested options; unvested options will be forfeited.  If terminated for cause, Dr. Schiller will forfeit all unexercised options.  If Dr. Schiller terminates his employment with the Company for good reason (other than for non-renewal of the agreement) or the Company terminates his employment without cause, Dr. Schiller shall be entitled to a pro rata bonus for the year in which he terminates his employment and 100% of his salary and bonus for the remaining term of his employment agreement.  If Dr. Schiller terminates his employment for non-renewal of the agreement, all shares of restricted stock and restricted stock units will vest.  In addition, upon a change of control, all stock options, restricted stock and restricted stock units held by Dr. Schiller shall vest immediately and all performance conditions of any and all cash bonuses and performance stock options or restricted stock shall be deemed to be met.  However, (i) the amount of cash bonus and shares of restricted stock to be vested for each year remaining in the term of the Dr. Schiller’s employment agreement is limited to the targeted award permitted under Dr. Schiller’s bonus plan for a given year, and (ii) in lieu of issuing any additional shares of common stock to reach such target, the Company will pay to Dr. Schiller an amount in cash equal to $2.00 per share for each share that would have been required to be issued.  Upon a change of control or a termination for good reason or without cause, the Company will place the cash amounts due to Dr. Schiller upon such events in a “rabbi” trust to be distributed to Dr. Schiller on a timely basis in the event Dr. Schiller becomes entitled to such payments.  The Company and Dr. Schiller also extended the term of Dr. Schiller’s noncompetition period with the Company from one year to two years upon a change of control and his termination of employment with the Company.

Jeffrey O. Nyweide

We were a party to a consulting agreement with Mr. Nyweide providing for his service as our Chief Financial Officer and Executive Vice President-Corporate Development for a monthly fee of $25,000, subject to adjustment based upon the services performed by Mr. Nyweide.  On December 19, 2006, the Compensation Committee amended the terms of this consulting agreement, extending its term through January 2010.  The amendment provided for an increase in the monthly fee to $27,000, $29,000 and $31,000 for the years 2007, 2008 and 2009, respectively.  In connection with the extension, Mr. Nyweide was awarded a one-time grant of 75,000 shares, and on July 24, 2008 was granted 187,500 shares of restricted common stock, subject to vesting in accordance with performance criteria established by the Compensation Committee.

Effective as of August 1, 2007, Mr. Nyweide and we terminated his consulting agreement and entered into an employment agreement providing for Mr. Nyweide’s service as our Chief Financial Officer, Executive Vice President—Corporate Development, Treasurer and Secretary, reporting to the Chairman of the Board.  The employment agreement, which had an initial term through January 31, 2010, was amended on August 13, 2009 to extend its term through January 31, 2011, and pursuant to its terms was further extended to January 31, 2012.  The agreement is subject to automatic one-year extensions.  Under the employment agreement, Mr. Nyweide’s salary for the remainder of 2007 was $27,000 per month and his annual base salary for 2008 was $350,000 and for each of 2009 and 2010 will be $375,000.  In addition, Mr. Nyweide will receive $9,000 per month to help defray his cost of living in New York City.  Mr. Nyweide will also be entitled to annual performance bonuses payable 50% in cash and 50% in restricted stock subject to vesting according to mutually agreed goals, established by the Compensation Committee.  The employment agreement provides that all options to purchase common stock and the 75,000 shares of restricted stock, subject to vesting as described above, granted to Mr. Nyweide pursuant to his consulting agreement, will remain in full force and effect.  In addition, we have agreed to provide Mr. Nyweide with all employee benefit plans and programs that we offer for our senior management, including 401(k) plans and group life, disability, health, medical and dental insurance plans.

If Mr. Nyweide terminates his employment with the Company for good reason or the Company terminates his employment without cause, Mr. Nyweide shall be entitled to a pro rata bonus for the year in which he is terminated and 50% of his salary and bonus for the remaining term of the Mr. Nyweide’s employment agreement.  In addition, upon a change of control, all stock options, restricted stock and restricted stock units held by Mr. Nyweide shall vest immediately and all performance conditions of any and all cash bonuses and performance stock options or restricted stock shall be deemed to be met.  However, (i) the amount of cash bonus and shares of restricted stock to be vested for each year remaining in the term of the employment agreement is limited to 50% of the targeted award permitted under Mr. Nyweide’s bonus plan for a given year, and (ii) in lieu of issuing any additional shares of common stock to reach 50% of such target, the Company will pay to Mr. Nyweide an amount in cash equal to $2.00 per share for each share that would have been required to be issued.  Upon a change of control or a termination for good reason or without cause, the Company will place the cash amounts due to Mr. Nyweide upon such events in a “rabbi” trust to be distributed to Mr. Nyweide on a timely basis in the event Mr. Nyweide becomes entitled to such payments.  The Company and Mr. Nyweide also extended the term of Mr. Nyweide’s noncompetition period with the Company from one year to two years upon a Change of Control and his termination of employment with the Company.  The Company also agreed to pay any excise tax incurred by Mr. Nyweide if the payments under the Nyweide Agreement are considered “parachute payments.”

James Lee Witt

Concurrently with our acquisition of JLWA in March 2006, we entered into a four-year employment agreement with Mr. Witt, the former President and Chief Executive Officer of JLWA.  On May 11, 2007, the agreement was amended and restated.  In March 2010 the employment agreement with Mr. Witt expired and Mr. Witt is currently an at-will employee.  Pursuant to the amended and restated agreement, Mr. Witt became the Chief Executive Officer of our Preparedness Services unit and agreed to perform such other duties and responsibilities as the Board may assign.  Mr. Witt agreed to devote his full time to us at a salary of $300,000 per year and a discretionary annual bonus.  In addition, Mr. Witt receives annual compensation of $200,000 as consideration for his resignation from the International Code Council.  We may terminate Mr. Witt’s employment agreement for cause, upon the death or disability of Mr. Witt or upon 30 days’ notice by either party.  In the event we terminate the employment agreement without cause, we are required to pay Mr. Witt his base salary and certain benefits for 12 months following termination.  The employment agreement also contains non-compete and non-solicitation provisions for 12 months following termination, as well as confidentiality provisions.

Benefit Plans

2005 Stock Option Plan

Our 2005 Stock Option Plan was adopted as of August 5, 2005. We had reserved a total of 6,500,000 shares of our common stock for issuance under the 2005 Stock Option Plan.   As of March 15, 2010 there remain outstanding options to purchase 9,113 shares of common stock outstanding under this plan. On October 17, 2006, our Board of Directors approved, and stockholders later ratified, that the remaining shares reserved, but unissued, with respect to any awards under the 2005 Stock Option Plan were unreserved and that no new awards were to be issued under the 2005 Stock Option Plan.

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

2006 Stock Option Plan

Our 2006 Stock Option Plan was adopted as of June 12, 2006. We had reserved a total of 8,500,000 shares of our common stock for issuance under the 2006 Stock Option Plan, As of March 15, 2010 there are options to purchase 229 shares of our common stock outstanding under this plan.  On October 17, 2006, our Board of Directors approved, and stockholders later ratified, that the remaining shares reserved, but unissued, with respect to any awards under the 2006 Stock Option Plan were unreserved and that no new awards were to be issued under the 2006 Stock Option Plan.

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

The Incentive Plan provides for the issuance of up to 3,000,000 shares of our common stock, increased from 1,500,000 under the original 2006 Long-Term Incentive Plan.  As of March 15, 2010 there are options to purchase 1,114,325 shares of our common stock, 470,563 shares of restricted common stock and 228,819 shares of common stock underlying restricted stock units outstanding under this plan.  The Compensation Committee has the authority to determine the amount, type and terms of each award, but may not grant awards under the Incentive Plan, in any combination, for more than 625,000 shares of our common stock to any individual during any calendar year, increased from 312,500 under the original 2006 Long-Term Incentive Plan.

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

The Stock Purchase Plan permits eligible employees to automatically purchase at the end of each month at a discounted price, a certain number of shares of our common stock by having the effective purchase price of such shares withheld from their base pay.  The Stock Purchase Plan provides for the issuance of up to 2,000,000 shares of our common stock, increased from 250,000 under the original 2006 Employee Stock Purchase Plan.   As of March 15, 2010 there are 1,900,116 shares of our common stock remaining to be issued under this plan.

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

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of the end of the fiscal year ended December 31, 2009:

Stock Awards

Name	Equity Incentive Plan Awards: Number of Unearned Shares of restricted stock that have not vested (1) (#)		Equity Incentive Plan Awards: Market value at December 31, 2009 of Unearned shares that have not vested (RSU Awards) ($)	Number of Securities Underlying Unvested RSUs (1) (#)	Market Value of Securities Underlying Unvested RSUs ($)

Harvey Schiller	268,750	(2)	443	63,825	105

Jeffrey O. Nyweide	201,813	(2)	333	28,187	47

James Lee Witt	-		-	25,000	41

(1)
Pursuant to the terms of their respective employment and consulting agreements, all of Dr. Schiller’s and Mr. Nyweide’s restricted stock and RSUs will vest immediately upon a change in control of the Company, and all performance conditions for any restricted stock will be deemed to be met.

(2)
Amount represents shares of restricted stock subject to vesting in accordance with performance criteria established by the Compensation Committee.   The amounts listed in this column are performance-based compensation and reflect the probable outcome award value at the date of grant in accordance with FASB ASC Topic 718.  Amounts for 2008 have been recomputed under the same methodology in accordance with SEC rules.  The stock awards for each of Dr. Schiller and Mr. Nyweide are provided under the terms of a performance bonus program pursuant to the terms outlined by the Compensation Committee of the Board of Directors (the “Performance Bonus Plan”) established on December 5, 2006, and as outlined in the Executive Compensation Plan.  The performance measures, as determined by the Compensation Committee, include components for operations and business integration improvements, achieving revenue goals and overall performance of the company’s stock price.

Summary of Awards.  On December 5, 2006, the Compensation Committee awarded to each of Dr. Schiller and Mr. Nyweide performance based awards covering performance for the period January 6, 2006 through December 31, 2009, under which they may earn vested shares of our Company stock.  In April, 2008, these awards were modified (see note xx, below) and in December, 2009 were extended to the year 2010 (see note 3, below).

Seeding of Restricted Shares Under the Plan.  In order to seed shares of non-vested restricted stock under the Performance Bonus Plan, on December 19, 2006, Dr. Schiller and Mr. Nyweide were granted 100,000 shares and 75,000 shares and on July 24, 2008 were granted 250,000 and 187,500 shares of restricted stock, respectively, under the Long Term Incentive Plan which is subject to vesting upon the achievement of performance criteria.

Vesting Of Shares from Inception of Plan. (a) On December 12, 2007, our Compensation Committee determined that 6,250 shares and 4,687 shares of restricted stock, valued on date of grant at $78 and $58, held by Dr. Schiller and Mr. Nyweide, respectively, effective on January 1, 2008, were no longer subject to forfeiture. (b) Effective on August 15, 2008, our Compensation Committee determined that 25,000 shares and 18,500 shares of restricted stock, valued on date of grant at $163 and $122, held by Dr. Schiller and Mr. Nyweide, respectively, were no longer subject to forfeiture. (c) Effective on December 14, 2009, our Compensation Committee determined that 50,000 shares and 37,500 shares of restricted stock, valued on date of grant at $107 and $80, held by Dr. Schiller and Mr. Nyweide, respectively, were no longer subject to forfeiture.

(3)
On April 18, 2008 the Compensation Committee modified the award, originally granted to Dr. Schiller and Mr. Nyweide, under the Performance Bonus Plan on December 5, 2006, in effect resulting in a new award effective on April 18, 2008.  Pursuant to the terms of the Performance Bonus Plan, we have estimated the probable value at August 13, 2009 of that modification to be $973 and $728, respectively.  Incorporated into this award is the continuation of uncapped performance measures.

(4)
On August 13, 2009 the Compensation Committee extended the eligibility period to December 31, 2011 for the performance awards available to be earned by Dr. Schiller and Mr. Nyweide under the Performance Bonus Plan, resulting in a new award effective on August 13, 2009.  Pursuant to the terms of the Performance Bonus Plan, we have estimated the probable value at August 13, 2009 of that modification to be $423 and $317, respectively.  Incorporated into this award is the continuation of uncapped performance measures.

DIRECTOR COMPENSATION

The following table sets forth information with respect to compensation earned by or awarded to each Director of the Corporation who is not a named executive officer and who served on the Board of Directors during the fiscal year ended December 31, 2009:

Name	Fees Earned ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Per-Olof Lööf	33	32	(1)	-	65

Ronald Starr	-	-		-	-

John Bujouves	25	32		-	57

John P. Oswald	40	32		-	72

(1)	On January 1, 2009, an option to purchase 25,000 shares was granted to Mr. Lööf, Mr. Bujouves and Mr. Oswald under the 2006 Long Term Incentive Plan.

2009 Director’s Plan

A compensation plan for our Board of Directors is in place for 2009.  Following the Directors Plan, each non-employee member of our Board of Directors is entitled to receive cash compensation consisting of an annual cash retainer of $10,000, a fee of $2,500 for attending each board meeting, $2,500 for attending each committee meeting (the committee chair receives a supplement fee), an annual stock option grant for attending board meetings and serving on and chairing board committees.  One of our directors has declined the cash compensation and has declined the stock option grant.  All stock options were made exercisable at the then prevailing market price on the date immediately prior to the date of grant.

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

2010 Director’s Plan

A compensation plan for our Board of Directors is in place for 2010.  Following the Directors Plan, each non-employee member of our Board of Directors is entitled to receive cash compensation consisting of an annual cash retainer of $10,000, a fee of $2,500 for attending each board meeting, $2,500 for attending each committee meeting (the committee chair receives a supplement fee), an annual stock option grant for attending board meetings and serving on and chairing board committees.  One of our directors has declined the cash compensation and has declined the stock option grant.  All stock options were made exercisable at the then prevailing market price on the date immediately prior to the date of grant.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 15, 2010 by:

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

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)
	Shares	%
5% or Greater Stockholders:

Vicis Capital Master Fund(2)	3,299,749	23.0
Cipher 06 LLC(3)	1,152,066	8.0
James L. Witt Revocable Trust U/A/D 12/28/05(4)	802,318	5.6
Eric S. Weinstein(5)	750,821	5.2
Artio Global Management LLC(6)	732,677	5.1

Directors and Named Executive Officers:

Harvey W. Schiller, Ph.D.	522,382	3.6
Jeffrey O. Nyweide	278,592	1.9
James Lee Witt(7)	870,851	6.1
Per-Olof Lööf(8)	80,709	*
Ronald M. Starr(9)	8,124	*
John P. Bujouves(10)	308,178	2.1
John P. Oswald(11)	137,881	1.0

All executive officers and directors as a group (10 persons)(12)	2,572,781	17.7

*	Less than 1% of outstanding shares.

(1)
Based upon 14,357,254 shares of our common stock outstanding on March 15, 2010 and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of March 15, 2010.

(2)
Based solely on information contained in a Statement of Changes of Beneficial Ownership on Form 4 filed with the SEC on February 19, 2009 by Vicis Capital LLC.  Shares of our common stock held by Vicis Capital Master Fund may be deemed to be controlled by Vicis Capital LLC.  The business address of Vicis Capital LLC is 445 Park Avenue, 16th Floor, New York, New York  10022.

(3)
Based solely on information contained in a Schedule 13G filed with the SEC on August 10, 2009 by Cipher 06 LLC.  Includes a total of 38,632 of shares of our common stock owned by each of Michael Liss and Jason Adelman, managing members of Cipher 06 LLC..  The business address of Cipher 06 LLC is 590 Madison Avenue, 5th Floor, New York, NY  10022.

(4)	Shares of our common stock held by the James L. Witt Revocable Trust U/A/D 12/28/05 may be deemed to be controlled by its trustee, Mr. James Lee Witt.

(5)	Based solely on information contained in a Schedule 13G filed with the SEC on November 19, 2009 by Mr. Weinstein. Mr. Weinstein’s address is 46 Maddock Road, Titusville, NJ 08560.

(6)
Based solely on information contained in a report on Schedule 13G/A filed with the SEC on February 2, 2010.   The business address of Artio Global Management LLC is 330 Madison Avenue, Suite 12A, New York, NY 10017.

(7)
Consists of 68,533 shares of our common stock held by Mr. Witt individually, and 802,318 shares of our common stock held by the James L. Witt Revocable Trust U/A/D 12/28/05, of which Mr. Witt is the trustee.  Mr. Witt may be deemed to be the beneficial owner of the shares of our common stock held by the James L. Witt Revocable Trust U/A/D 12/28/05.

(8)
Consists of 2,709 shares of common stock and 56,250 shares of our common stock issuable upon exercise of stock options held by Mr. Lööf individually, and 21,750 shares of our common stock held by Lööf Holdings, LLC, a limited liability company controlled by Mr. Lööf.  Mr. Lööf may be deemed to be the beneficial owner of the shares of our common stock held by Lööf Holdings, LLC.

(9)
Consists of 2,569 shares of common stock help by Mr. Starr individually and 5,555 shares of our common stock held by Mr. Starr’s spouse.  Mr. Starr may be deemed to be the beneficial owner of the shares of our common stock held by his spouse.

(10)
Consists of 2,709 shares of common stock and 56,250 shares of our common stock issuable upon exercise of stock options held by Mr. Bujouves individually, 2,344 shares of our common stock held by Bayshore Merchant Services, Inc., 146,875 shares of our common stock held by Integris Funds Ltd., and 100,000 shares of our common stock held by Lauriston Nominees Inc.  Mr. Bujouves is the President and a director of Bayshore Asset Management, Inc., which is an affiliate of Bayshore Merchant Services, Inc., the Chief Executive Officer of Integris Funds Ltd., and Lauriston Nominees Inc. is the nominee of Bayshore Bank and Trust Corp., of which Mr. Bujouves is Chairman.  Mr. Bujouves may be deemed to be the beneficial owner of the shares of our common stock held by Bayshore Merchant Services, Inc., Integris Funds Ltd., and Lauriston Nominees Inc.  Mr. Bujouves disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(11)
Consists of 7,171 shares of our common stock and 41,250 shares of our common stock issuable upon exercise of stock options held by Mr. Oswald individually, 48,959 shares of our common stock held by Capital Trust Investments Limited, of which Mr. Oswald is a director, and 40,501 shares of our common stock held by Verus International Group, Ltd., of which Mr. Oswald is Chief Executive Officer.  Mr. Oswald may be deemed to be the beneficial owner of the shares of our common stock held by Capital Trust Investments Limited and Verus International Group, Ltd.  Mr. Oswald disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(12)
Consists of 2,412,364 shares of our common stock and 160,417 shares of our common stock issuable upon exercise of stock options.  Included in the above calculations are 359,397 shares of our common stock and 6,667 shares of our common stock issuable upon exercise of stock options beneficially owned by three executive officers who are not named executive officers and are therefore not specifically identified in the above table.

Equity Compensation Plan Information

See Part II, Item 5, “Securities Authorized for Issuance Under Equity Compensation Plans” for information regarding our equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Consulting Agreements

On March 9, 2010, effective as of April 1, 2010, we entered into consulting agreements with each of Howard Safir, the Chief Executive Officer of our Security Consulting and Investigations unit and Adam Safir, Howard Safir’s son and an officer or our Security Consulting and Investigations unit.  Pursuant to the terms of their respective consulting agreements, as of April 1, 2010 Messrs. Safir and Safir will no longer be our employees, but will provide consulting services to our Security Consulting and Investigations business unit, including assistance in the Company’s exploration of strategic alternatives and certain marketing assistance.  The terms of the consulting agreements are 12 months, provided, however, that we may terminate each of the consulting agreements after three months and/or each month thereafter.  Messrs. Howard Safir and Adam Safir shall receive, $30,000 per month and $20,000 per month respectively for their consulting services.  In addition, if we sell our Security Consulting and Investigations unit or any assets thereof, each of Messrs. Howard Safir and Adam Safir shall receive up to $600,000 and $300,000, respectively, based upon the sales price received for the business or such assets.  Also included in the consulting agreements are 12 month non-solicitation and non-servicing provisions.

Director Independence

The Board has determined that each of our directors, except for Dr. Schiller, is “independent” under the independence standards of The NASDAQ Stock Market LLC (“NASDAQ”) and applicable SEC rules..  The Board  considered the following relationships in determining that Messrs. Bujouves, Oswald, Lööf and Starr are independant.  The Board considered that Mr. Bujouves is Chief Executive Officer of Integris Funds Ltd. and Chairman of J&T Bank and Trust, Inc. (formerly known as Bayshore Bank & Trust Corp.), each of which formerly held shares of the Company’s preferred stock and/or warrants and currently hold shares of the Company’s common stock, and determined it would not interfere with his independence, as defined by NASDAQ’s rules and regulations.  The Board considered that Mr. Oswald is President and CEO of Verus International Group, Ltd., which has provided capital markets advisory services to the Company, formerly held shares of the Company’s preferred stock and warrants, and currently hold shares of the Company’s common stock, and determined it would not interfere with his independence, as defined by NASDAQ’s rules and regulations.  The Board considered that Mr. Lööf is a former Managing Partner of QuanStar Group and is currently the controlling person of Lööf Holdings, which formerly held shares of the Company’s preferred stock and warrants and currently holds shares of the Company’s common stock, and determined it would not interfere with his independence, as defined by NASDAQ’s rules and regulations.  The Board considered that Mr. Starr is Managing Director at Starr & Company, LLC, an accounting and business management firm for high net worth individuals that has Harvey W. Schiller, our Chairman and Chief Executive Officer, and a number of the Company’s stockholders as clients, and determined it would not interfere with his independence, as defined by NASDAQ’s rules and regulations.

ITEM 14.   Principal Accountant Fees and Services

 Audit Fees. The aggregate fees billed for professional services rendered was $433 and $533 for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2009 and 2008, respectively, which services included the cost of the reviews of the condensed consolidated financial statements for the years ended December 31, 2009 and 2008, and other periodic reports for each respective year.

 Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered was $21 and $13 for the years ended December 31, 2009 and 2008, respectively, relating principally to registration statements and mergers and acquisitions.

 Tax Fees. For the years ended December 31, 2009 and 2008, the principal accountant billed $125 and $173, respectively, for tax compliance.

 All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant which were $21 and $13, respectively, for the fiscal years ended December 31, 2009 and 2008.

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

Since May 6, 2003, the effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Marcum & Kliegman LLP, has been approved in advance by the Board of Directors, and none of those engagements made use of the de-minimums exception to the pre-approval contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

Part IV

ITEM 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description

3.1	Certificate of Incorporation of GlobalOptions Group, Inc. (4)

3.2	Certificate of Amendment to Certificate of Incorporation. (6)

3.3	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series D Convertible Preferred Stock. (8)

3.4	Bylaws. (4)

3.5	Amendment to Bylaws. (7)

10.1	2005 Stock Option Plan. (2)

10.2	2006 Stock Option Plan. (3)

10.3	Amended and Restated 2006 Long-Term Incentive Plan. (14)

10.4	Amended and Restated 2006 Employee Stock Purchase Plan. (14)

10.5	Asset Purchase Agreement, dated as of April 21, 2008, by and among GlobalOptions Group, Inc., Omega Insurance Services, Inc., and First Advantage Corporation. (13)

10.6	Fourth Amended and Restated Loan and Security Agreement, dated as of March 31, 2008, by and among GlobalOptions, Inc., The Bode Technology Group, Inc. and Silicon Valley Bank. (12)

10.7	First Loan Modification Agreement, dated as of March 30, 2009, by and among GlobalOptions, Inc., The Bode Technology Group, Inc. and Silicon Valley Bank. (15)

10.8	Unconditional Guaranty, dated as of March 31, 2008, by GlobalOptions Group, Inc. in favor of Silicon Valley Bank. (12)

10.9	Security Agreement, dated March 31, 2008, by and between GlobalOptions Group, Inc. and Silicon Valley Bank. (12)

10.10	Intellectual Property Security Agreement, dated March 31, 2008, by and between GlobalOptions Group, Inc. and Silicon Valley Bank. (12)

10.11	Employment Agreement, dated as of January 29, 2004, between Harvey W. Schiller, Ph.D. and GlobalOptions, Inc. (1)

10.12
Letter Agreement among GlobalOptions Group, Inc., GlobalOptions, Inc. and Harvey W. Schiller, Ph.D., dated January 29, 2004, pursuant to which GlobalOptions Group, Inc. assumed Dr. Schiller’s original employment agreement with GlobalOptions, Inc. (1)

10.13	Amendment to Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 19, 2006. (5)

10.14	Modification of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Groups, Inc., dated as of August 13, 2009. (17)

10.15	Employment Agreement, dated July 30, 2007, between Jeffrey O. Nyweide and GlobalOptions Group, Inc. (10)

10.16	Modification of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Groups, Inc., dated as of August 13, 2009. (17)

10.17	Amended and Restated Employment Agreement, dated as of May 11, 2007, by and between GlobalOptions Group, Inc. and James Lee Witt. (9)

10.18	Employment Agreement, dated as of May 12, 2006, by and between GlobalOptions Group, Inc. and Howard Safir. (9)

10.19	First Amendment to GlobalOptions Group, Inc. Employment Agreement, dated as of April 1, 2009, by and between GlobalOptions Group, Inc. and Howard Safir. (16)

10.20	Employment Agreement, dated as of September 5, 2008, by and between GlobalOptions, Inc. and Halsey Fischer. (15)

10.21	Employment Agreement, dated as of January 24, 2002, by and between Thomas P. Ondeck and GlobalOptions, Inc. (9)

10.22	First Amendment to Employment Agreement, dated September 20, 2002, by and between Thomas P. Ondeck and GlobalOptions, Inc. (9)

10.23	Amendment to Employment Agreement of Thomas P. Ondeck, dated October 17, 2006. (9)

10.24	Consulting Services Contract, dated as of August 29, 2007, between the State of Louisiana Governor’s Office of Homeland Security and Emergency Preparedness and GlobalOptions Group, Inc. (11)

10.25
Amendment to Consulting Services Contract between the State of Louisiana Governor’s Office of Homeland Security and Emergency Preparedness and GlobalOptions Groups, Inc., effective as of August 24, 2009. (17)

21.1	Subsidiaries of GlobalOptions Group, Inc.*

23.1	Consent of Marcum LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 30, 2005, as amended.

(2)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on August 11, 2005.

(3)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 16, 2006.

(4)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 11, 2006.

(5)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 22, 2006.

(6)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on February 23, 2007.

(7)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 16, 2007.

(8)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on July 26, 2007.

(9)	Incorporated by reference to the exhibits included with our registration statement on Form SB-2, as amended, originally filed with the SEC on August 2, 2007.

(10)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-QSB filed with the SEC on August 14, 2007.

(11)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on September 26, 2007.

(12)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on April 22, 2008.

(13)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on April 25, 2008.

(14)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on July 30, 2008.

(15)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on April 6, 2009.

(16)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on April 9, 2009.

(17)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q filed with the SEC on August 14, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALOPTIONS GROUP, INC.

Dated: March 16. 2010	By:	/s/ Harvey W. Schiller

Harvey W. Schiller Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 16, 2010	By:	/s/ Jeffrey O. Nyweide

Jeffrey O. Nyweide Executive Vice President-Corporate Development, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Harvey W. Schiller	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2010
Harvey W. Schiller

/s/ Jeffrey O. Nyweide	Executive Vice President ─ Corporate Development, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)	March 16, 2010
Jeffrey O. Nyweide

/s/ Per-Olof Lööf	Director	March 16, 2010
Per-Olof Lööf

/s/ John P. Oswald	Director	March 16, 2010
John P. Oswald

/s/ Ronald M. Starr	Director	March 16, 2010
Ronald M. Starr

/s/ John P. Bujouves	Director	March 16, 2010
John P. Bujouves

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Incorporation of GlobalOptions Group, Inc. (4)

3.2	Certificate of Amendment to Certificate of Incorporation. (6)

3.3	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series D Convertible Preferred Stock. (8)

3.4	Bylaws. (4)

3.5	Amendment to Bylaws. (7)

10.1	2005 Stock Option Plan. (2)

10.2	2006 Stock Option Plan. (3)

10.3	Amended and Restated 2006 Long-Term Incentive Plan. (14)

10.4	Amended and Restated 2006 Employee Stock Purchase Plan. (14)

10.5	Asset Purchase Agreement, dated as of April 21, 2008, by and among GlobalOptions Group, Inc., Omega Insurance Services, Inc., and First Advantage Corporation. (13)

10.6	Fourth Amended and Restated Loan and Security Agreement, dated as of March 31, 2008, by and among GlobalOptions, Inc., The Bode Technology Group, Inc. and Silicon Valley Bank. (12)

10.7	First Loan Modification Agreement, dated as of March 30, 2009, by and among GlobalOptions, Inc., The Bode Technology Group, Inc. and Silicon Valley Bank. (15)

10.8	Unconditional Guaranty, dated as of March 31, 2008, by GlobalOptions Group, Inc. in favor of Silicon Valley Bank. (12)

10.9	Security Agreement, dated March 31, 2008, by and between GlobalOptions Group, Inc. and Silicon Valley Bank. (12)

10.10	Intellectual Property Security Agreement, dated March 31, 2008, by and between GlobalOptions Group, Inc. and Silicon Valley Bank. (12)

10.11	Employment Agreement, dated as of January 29, 2004, between Harvey W. Schiller, Ph.D. and GlobalOptions, Inc. (1)

10.12
Letter Agreement among GlobalOptions Group, Inc., GlobalOptions, Inc. and Harvey W. Schiller, Ph.D., dated January 29, 2004, pursuant to which GlobalOptions Group, Inc. assumed Dr. Schiller’s original employment agreement with GlobalOptions, Inc. (1)

10.13	Amendment to Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 19, 2006. (5)

10.14	Modification of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Groups, Inc., dated as of August 13, 2009. (17)

10.15	Employment Agreement, dated July 30, 2007, between Jeffrey O. Nyweide and GlobalOptions Group, Inc. (10)

10.16	Modification of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Groups, Inc., dated as of August 13, 2009. (17)

10.17	Amended and Restated Employment Agreement, dated as of May 11, 2007, by and between GlobalOptions Group, Inc. and James Lee Witt. (9)

10.18	Employment Agreement, dated as of May 12, 2006, by and between GlobalOptions Group, Inc. and Howard Safir. (9)

10.19	First Amendment to GlobalOptions Group, Inc. Employment Agreement, dated as of April 1, 2009, by and between GlobalOptions Group, Inc. and Howard Safir. (16)

10.20	Employment Agreement, dated as of September 5, 2008, by and between GlobalOptions, Inc. and Halsey Fischer. (15)

10.21	Employment Agreement, dated as of January 24, 2002, by and between Thomas P. Ondeck and GlobalOptions, Inc. (9)

10.22	First Amendment to Employment Agreement, dated September 20, 2002, by and between Thomas P. Ondeck and GlobalOptions, Inc. (9)

10.23	Amendment to Employment Agreement of Thomas P. Ondeck, dated October 17, 2006. (9)

10.24	Consulting Services Contract, dated as of August 29, 2007, between the State of Louisiana Governor’s Office of Homeland Security and Emergency Preparedness and GlobalOptions Group, Inc. (11)

10.25
Amendment to Consulting Services Contract between the State of Louisiana Governor’s Office of Homeland Security and Emergency Preparedness and GlobalOptions Groups, Inc., effective as of August 24, 2009. (17)

21.1	Subsidiaries of GlobalOptions Group, Inc.*

23.1	Consent of Marcum LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 30, 2005, as amended.

(2)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on August 11, 2005.

(3)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 16, 2006.

(4)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 11, 2006.

(5)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 22, 2006.

(6)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on February 23, 2007.

(7)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 16, 2007.

(8)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on July 26, 2007.

(9)	Incorporated by reference to the exhibits included with our registration statement on Form SB-2, as amended, originally filed with the SEC on August 2, 2007.

(10)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-QSB filed with the SEC on August 14, 2007.

(11)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on September 26, 2007.

(12)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on April 22, 2008.

(13)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on April 25, 2008.

(14)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on July 30, 2008.

(15)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on April 6, 2009.

(16)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on April 9, 2009.

(17)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q filed with the SEC on August 14, 2009.