Form 10-Q
period 2010-03-31
GlobalOptions Group, Inc.
filed 2010-05-13
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 13, 2010, there were 14,370,080 shares of the issuer’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2010
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.
Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	1
Condensed Consolidated Statements of Operations for the Three Months Ended
March 31, 2010 and 2009 (Unaudited)	2
Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended
March 31, 2010 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2010 and 2009 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	25

ITEM 4T. Controls and Procedures.	25

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	26

ITEM 1A. Risk Factors.	26

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26

ITEM 3. Defaults Upon Senior Securities.	26

ITEM 4. (Removed and Reserved).	26

ITEM 5. Other Information.	26

ITEM 6. Exhibits.	27

SIGNATURES.	28

Part I  FINANCIAL INFORMATION
Item 1.  Financial Statements

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$2,669	$3,221
Accounts receivable, net	23,960	19,632
Inventories, net	3,435	3,354
Prepaid expenses and other current assets	802	840

Total current assets	30,866	27,047

Property and equipment, net	7,801	6,994
Intangible assets, net	3,967	4,268
Goodwill	19,968	19,968
Security deposits and other assets	544	537

Total assets	$63,146	$58,814

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$4,106	$2,163
Accounts payable	4,601	3,565
Deferred revenues	483	590
Accrued compensation and related benefits	5,460	3,643
Other current liabilities	2,324	1,730

Total current liabilities	16,974	11,691

Long-term liabilities:
Deferred tax obligation	602	511
Other long-term obligations	781	789
Total long-term liabilities	1,383	1,300

Total liabilities	18,357	12,991

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,900,000 shares authorized, no shares issued or outstanding	-	-
Series D convertible preferred stock, non-voting, $0.001 par value, 100,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 14,485,424 shares issued and 14,361,530 shares outstanding at March 31, 2010, and 14,472,363 shares issued and 14,348,469 shares outstanding at December 31, 2009	14	14
Additional paid-in capital	112,567	111,909
Accumulated deficit	(67,549)	(65,857)
Treasury stock; at cost, 123,894 and 123,894 shares at March 31, 2010 and December 31, 2009, respectively	(243)	(243)
Total stockholders' equity	44,789	45,823
Total liabilities and stockholders' equity	$63,146	$58,814

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Revenues	$25,234	$25,514

Cost of revenues	13,826	14,755
Gross profit	11,408	10,759

Operating expenses:

Selling and marketing	3,228	3,056

General and administrative	9,698	9,148

Total operating expenses	12,926	12,204

Loss from operations	(1,518)	(1,445)

Other income (expense):

Interest income	1	1

Interest (expense)	(84)	(191)

Other expense, net	(83)	(190)

Loss before income taxes	(1,601)	(1,635)

Income tax provision	91	-

Net loss	$(1,692)	$(1,635)

Basic and diluted net loss per share	$(0.12)	$(0.15)

Weighted average number of common shares outstanding - basic and diluted	13,882,454	11,110,969

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
For the Three Months Ended March 31, 2010
(Unaudited)
(dollars in thousands)

					Additional
	Common Stock		Treasury Shares		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2010	14,472,363	$14	123,894	$(243)	$111,909	$(65,857)	$45,823

Issuance of common stock under employee stock purchase plan	13,061	-	-	-	16	-	$16

Stock based compensation - restricted stock vested	-	-	-	-	219	-	$219

Stock based compensation - employee stock purchase plan	-	-	-	-	6	-	$6

Amortization of consultant stock option costs	-	-	-	-	28	-	$28

Amortization of employee stock options costs	-	-	-	-	124	-	$124

Amortization of consultant restricted stock unit costs	-	-	-	-	1	-	$1

Amortization of employee restricted stock unit costs	-	-	-	-	264	-	$264

Net loss	-	-	-	-	-	(1,692)	$(1,692)

Balance, March 31, 2010	14,485,424	$14	123,894	$(243)	$112,567	$(67,549)	$44,789

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:

Net loss	$(1,692)	$(1,635)

Adjustments to reconcile net loss to net cash used in operating activities:

Provision for (recovery of) bad debts	220	(393)

Depreciation and amortization	888	987

Deferred rent	6	13

Stock-based compensation	642	586

Deferred income taxes	91	-

Changes in operating assets and liabilities:

Accounts receivable	(4,548)	(3,884)

Inventories	(81)	(530)

Prepaid expenses and other current assets	38	170

Security deposits and other assets	(7)	5

Accounts payable	1,036	577

Deferred revenues	(107)	(66)

Accrued compensation and related benefits	1,817	1,276

Other current liabilities	(92)	172

Other long-term obligations	(7)	(15)

Total adjustments	(104)	(1,102)

Net cash used in operating activities	(1,796)	(2,737)

Cash flows from investing activities:

Purchases of property and equipment	(695)	(413)

Purchase of intangible assets	(20)	(6)

Net cash used in investing activities	(715)	(419)

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2010	2009

Cash flows from financing activities:

Net proceeds under line of credit	$1,943	$428

Repayment of notes payable	-	(150)

Proceeds from issuance of stock in connection with employee stock purchase plan	16	20

Net cash provided by financing activities	1,959	298

Net decrease in cash and cash equivalents	(552)	(2,858)

Cash and cash equivalents - beginning of period	3,221	5,276

Cash and cash equivalents - end of period	$2,669	$2,418

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$64	$109

Supplemental non-cash investing and financing activity:

Asset acquired under capital lease obligation	$679	$-

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

See Note 13, Subsequent Events, for a discussion of the  Company’s sale of a portion of the Security Consulting and Investigations unit and the Company’s entry into an agreement to sell the Preparedness Services unit.

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance date of this Form 10Q.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 16, 2010.

3.  Summary of Significant Accounting Policies

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of the underlying assets and liabilities. The Company establishes a valuation allowance for deferred tax assets when it determines that it is more likely than not that the benefits of deferred tax assets will not be realized in future periods.  For the three months ended March 31, 2010, the Company recorded a deferred income tax provision on account of an increase in the net deferred tax liability caused principally by current income tax deductions related to the amortization of goodwill over a 15 year life that have not been recognized for book purposes. The Company was not required to provide for a provision for income taxes for the three months ended March 31, 2009 as a result of losses incurred during this period.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding, as adjusted, during the periods presented. Common stock equivalents, consisting of stock options, restricted stock units (“RSUs”), and Series D convertible preferred stock were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.  The basic weighted average number of shares was reduced for non-vested restricted stock awards.

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

	March 31,
	2010	2009
Stock options	1,125,504	1,066,008
Restricted stock units	228,735	366,045
Series D convertible preferred stock	-	875,317
Potentially dilutive securities realizable from the vesting of performance based restricted stock	470,563	558,063
Total potentially dilutive securities	1,824,802	2,865,433

4. Inventories

Inventories are comprised of the following:

	As of
	March 31, 2010	December 31, 2009
Raw materials	$2,107	$2,099
Work in progress – DNA Analysis	315	330
Finished goods	1,063	975
	3,485	3,404

Less: Reserve for obsolescence	(50)	(50)
Total	$3,435	$3,354

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

5.  Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following:

	Trade Names	Developed Technology	Non-Compete Agreements	Client Relationships	Patents	Accumulated Amortization	Total
Balance as of January 1, 2010	$2,560	$440	$1,499	$8,715	$183	$(9,129)	$4,268
Additions:
Costs of patents	-	-	-	-	20	-	20
Amortization	-	-	-	-	-	(321)	(321)

Balance as of March 31, 2010	$2,560	$440	$1,499	$8,715	$203	$(9,450)	$3,967

Weighted average amortization period at March 31, 2010 (in years)	5.1	0.3	0.0	1.7	11.8

The Company recorded amortization expense related to the acquired amortizable intangibles of $321 and $617 for the three months ended March 31, 2010 and 2009, respectively.

6.  Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	As of
	March 31, 2010	December 31, 2009

Accrued performance based bonuses	$2,133	$1,429

Accrued payroll and commissions	2,300	1,499

Accrued employee benefits	1,027	715

Total	$5,460	$3,643

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

Effective as of March 29, 2010, the financial institution that provides the Facility, along with the Company, entered into an agreement  to extend the maturity of the Facility to September 29, 2010.  The Company paid a fee of $25 in connection with the March 29, 2010 agreement, which is included in general and administrative expenses.  The interest rate on the line of credit at March 31, 2010 was 7.25%.  As of March 31, 2010, the Company’s net borrowings were $4,106 under the line of credit and based upon the amount of qualifying accounts receivable, the Company was eligible to draw up to a total of $10,000 under the Facility.

8.  Commitments and Contingencies

           Employment Agreements

On March 9, 2010, effective as of April 1, 2010, the Company entered into consulting agreements with each of Howard Safir, the Chief Executive Officer of the Company’s Security Consulting and Investigations unit and Adam Safir, Howard Safir’s son and an officer of the Company’s Security Consulting and Investigations unit.  Pursuant to the terms of their respective consulting agreements, as of April 1, 2010, Messrs. Safir and Safir ceased serving as employees of the Company, but began providing consulting services to the Security Consulting and Investigations business unit, including assistance in the Company’s exploration of strategic alternatives and certain marketing assistance.  The terms of the consulting agreements are 12 months, provided, however, that the Company may terminate each of the consulting agreements after three months and/or each month thereafter.  Messrs. Howard Safir and Adam Safir will receive $30 per month and $20 per month, respectively, for their consulting services.  In addition, if the Company sells its Security Consulting and Investigations unit or any assets thereof, each of Messrs. Howard Safir and Adam Safir will receive up to $600 and $300, respectively, based upon the sales price received for the business or such assets.  Also included in the consulting agreements are 12 month non-solicitation and non-servicing provisions.

See Note 13, Subsequent Events, for a discussion of modifications made to the employment agreements of two of the Company’s executive officers.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

8.  Commitments and Contingencies, continued

Operating Leases

The Company has obligations for various office and laboratory leases.  Such lease obligations expire at various dates through August 2016.

Rent expense charged to operations amounted to $840 and $874 for the three months ended March 31, 2010 and 2009, respectively.

The terms of certain of the Company’s lease obligations provide for scheduled escalations in the monthly rent. Non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent of $781 and $782 represents the long-term unamortized rent adjustment amount at March 31, 2010 and December 31, 2009, respectively, and is reflected in other long-term obligations in the accompanying consolidated balance sheets. In addition, the current portion of deferred rent was $77 and $70 at March 31, 2010 and December 31, 2009, respectively, and is reflected within other current liabilities in the consolidated balance sheets.

Included in other current liabilities at March 31, 2010 and December 31, 2009 are obligations of $305 and $515, respectively, for restructuring costs, which includes principally rent obligations for closed offices.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation.  The Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements.

9.   Stockholders’ Equity

Common Stock Issued

During the three months ended March 31, 2010, the Company issued 13,061 shares of its common stock under the Amended and Restated 2006 Employee Stock Purchase Plan (the “Stock Purchase Plan”).  The Company realized proceeds of $16 and recognized stock based compensation of $6 in connection with the issuance of these shares.

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

At March 31, 2010, an aggregate of 470,563 of the restricted shares awarded to these executives remain subject to vesting based on certain performance and stock price targets that have been established by the Compensation Committee.

 Amended and Restated 2006 Long-Term Incentive Plan (the “Incentive Plan”)

Under the Company’s Amended and Restated 2006 Long-Term Incentive Plan, the Company may issue up to 3,000,000 shares of the Company’s common stock.  The Compensation Committee has the authority to determine the amount, type and terms of each award, but may not grant awards under the Incentive Plan, in any combination, for more than 625,000 shares of the Company’s common stock to any individual during any calendar year, increased from 312,500 under the Company’s original 2006 Long-Term Incentive Plan.

As of March 31, 2010, 904,651 shares of common stock remain eligible to be issued under the Incentive Plan.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

9.   Stockholders’ Equity

Amended and Restated 2006 Employee Stock Purchase Plan (“Stock Purchase Plan”)

Under the Stock Purchase Plan, eligible employees of the Company are permitted to automatically purchase at the end of each month, at a discounted price, a certain number of shares of the Company’s common stock by having the effective purchase price of such shares withheld from their base pay.  The Stock Purchase Plan provides for the issuance of up to 2,000,000 shares of the Company’s common stock.

As of March 31, 2010, 1,895,840 shares of common stock remain eligible to be issued under the Stock Purchase Plan.

Stock Based Compensation

Equity instruments issued to employees are recorded at their fair value on the date of grant and are amortized over the vesting period of the award.  Stock based compensation for employees was approximately $613 and $568 for the three months ended March 31, 2010 and 2009, respectively.   For the three months ended March 31, 2010 and 2009, $105 and $48, respectively, were reflected in selling and marketing expenses, and $508 and $520, respectively, were reflected in general and administrative expenses.

Equity instruments issued to non-employees are recorded at their fair value on the grant date. The non-vested portions of the award are adjusted based on market value on a quarterly basis and the adjusted value of award is amortized over the expected service period.  Stock based compensation for non-employees was approximately $29 and $18 for the three months ended March 31, 2010 and 2009, respectively, and was reflected in general and administrative expenses.

The following table summarizes total stock based compensation costs recognized for the three months ended March 31, 2010 and 2009, respectively.

	For the Three Months Ended March 31,
	2010			2009
	Employees	Non Employees	Total	Employees	Non Employees	Total
Stock options	$124	$28	$152	$115	$20	$135
RSUs	264	1	265	254	(2)	252
Stock purchase plan	6	-	6	7	-	7
Amortization of restricted shares under performance based executive bonus awards	219	-	219	192	-	192
Total	$613	$29	$642	$568	$18	$586

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

10. Stock Based Compensation

Stock Options

The fair value of each option grant during the three months ended March 31, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average assumptions used to compute the grant date value of the options granted during the three months ended March 31, 2010 and 2009 were as follows:

	For the Three Months Ended March 31,
	2010	2009
Dividend yield	0%	0%
Expected volatility	103.2%	104%
Risk-free interest rate	2.69%	1.86%
Expected lives	3 years%	3.6 years%

The Company has determined that the expected life of options granted prior to July 1, 2008 is the same as the contractual term for such options because the recipients were expected to remain with the Company for the full term of the option award.  The expected life of options granted on and after July 1, 2008 was calculated using the simplified method, calculating the expected life as the average of the contractual term and the vesting period.

The weighted average fair value of the options on the date of grant, using the fair value based methodology for the three months ended March 31, 2010 and 2009 was $1.06 and $1.24 per share, respectively.

On January 1, 2010, the Company granted, in the aggregate, options for the purchase of 75,000 shares of its common stock at an exercise price of $1.65 per share, under the Incentive Plan, to three members of the Board of Directors. The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant.  In the aggregate, these options have a fair value of approximately $80 utilizing the Black-Scholes option pricing model and the following assumptions: expected life of three years; volatility of 103.2%; dividends of 0%; and a risk free interest rate of 2.69%.

On January 1, 2010, the Company granted, in the aggregate, options for the purchase of 100,000 shares of its common stock at an exercise price of $1.65 per share, under the Incentive Plan, to certain members of its advisory boards for their advisory services to the Company.  The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant.  In the aggregate, these options have a fair value of approximately $106 utilizing the Black-Scholes option pricing model and the following assumptions: expected life of three years; volatility of 103.2%; dividends of 0%; and a risk free interest rate of 2.69%.

At March 31, 2010, the unamortized value of stock options held by employees was approximately $388.  The unamortized portion will be expensed over a weighted average period of 0.8 years.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

10. Stock Based Compensation, continued

Stock Options, continued

A summary of the status of the Company’s stock option plans and the changes during the three months ended March 31, 2010, is presented in the table below:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
		(per share)	(in years)
Options outstanding at December 31, 2009	967,781	$2.57	3.5
Granted	175,000
Forfeited	(17,277)
Options outstanding at March 31, 2010	1,125,504	$2.43	3.5	-
Exercisable March 31, 2010	694,579	$2.84	3.3	-

Restricted Stock Units (RSUs)

At March 31, 2010, the unamortized value of RSUs held by employees was approximately $968. The unamortized portion will be expensed over a weighted average period of 1.1 years.

A summary of the activity related to RSUs for the three months ended March 31, 2010 is presented below:

	Total	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	228,819	$2.12
RSUs vested	-
RSUs forfeited	(84)
Nonvested at March 31, 2010	228,735	$2.12

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

10. Stock Based Compensation, continued

Amended and Restated 2006 Employee Stock Purchase Plan

The Stock Purchase Plan was established for eligible employees to purchase shares of the Company’s common stock on a monthly basis at 85% of the lower of the market value of the Company’s common stock on the first or last business day of each month. Under the Stock Purchase Plan, employees may authorize the Company to withhold up to 15% of their compensation during any monthly offering period for common stock purchases, subject to certain limitations. The Stock Purchase Plan was implemented in July 2008 and is qualified under Section 423 of the Internal Revenue Code.

For the three months ended March 31, 2010 and 2009, 13,061 and 16,261 shares were issued under the Stock Purchase Plan, resulting in proceeds of $16 and $20, respectively. Stock based compensation recognized in connection with the issuance of these shares was $6 and $7 for the three months ended March 31, 2010 and 2009, respectively.

11.   Client and Segment Data

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

The Preparedness Services segment develops and implements crisis management and emergency response plans for disaster mitigation, continuity of operations and other emergency management issues for governments, corporations and individuals. See Note 13, Subsequent Events, for a discussion of the Company’s entry into an agreement to sell the Preparedness Services unit.

The Fraud and SIU Services segment provides investigative surveillance, anti-fraud solutions and business intelligence services to the insurance industry, law firms and multinational organizations. The results of the Company’s International Strategies business unit, on the basis of its relative materiality, are included in the Fraud and SIU Services segment.

The Security Consulting and Investigations segment delivers specialized security and investigative services to governments, corporations and individuals. See Note 13, Subsequent Events, for a discussion regarding the Company’s sale of the SafirRosetti unit within this segment.

Total revenues by segment include revenues to unaffiliated clients. The Company evaluates performance based on income (loss) from operations. Operating income (loss) is gross profit less operating expenses.

The following tables summarize financial information about the Company’s business segments for the three months ended March 31, 2010 and 2009.

For the Three Months Ended March 31, 2010

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations	Corporate		Consolidated

Revenues	$9,189	$6,997	$9,048	$	- -	$25,234

Income (Loss) from Operations	$375	$(1,167)	$(726)		$-	$(1,518)

Depreciation and Amortization	$81	$355	$452		$-	$888

Interest Expense , net	$-	$-	$-		$83	$83

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

11.   Client and Segment Data, continued

For the Three Months Ended March 31, 2009

	Preparedness Services	Fraud & SIU Services-	Security Consulting & Investigations	Corporate	Consolidated

Revenues	$10,958	$6,899	$7,657	$-	$25,514

Income (loss) from Operations	$741	$(1,165)	$(1,021)	$-	$(1,445)

Depreciation and Amortization	$251	$288	$448	$-	$987

Interest Expense, net	$-	$-	$-	$190	$190

12.  Major Clients/Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. The Company’s largest client, which is within the Preparedness Services segment and represents work performed under government contracts, accounted for approximately 22% and 27% of the Company’s revenues for the three months ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010 and 2009, work performed under government contracts represented 55% and 55% of the Company’s revenues, respectively, the most significant of which represented 61% and 62%, respectively, of the Company’s revenues within the Preparedness Services segment for the same periods.

13.  Subsequent Events

Stock Based Compensation

 On April 30, 2010, the Company issued 8,550 shares of its common stock under the stock purchase plan.  The Company realized proceeds of $12 and recognized stock based compensation of $4 in connection with the issuance of these shares.

Sale of SafirRosetti Business Unit

On April 30, 2010, the Company and GlobalOptions (the “Sellers”) completed the sale of all assets used in the Company’s SafirRosetti business unit (“SafirRosetti”), which provided the security consulting and design services within the Security Consulting and Investigations segment,  in accordance with an asset purchase agreement dated April 23, 2010 (the “SafirRosetti Purchase Agreement”), by and among the Sellers and Guidepost Solutions LLC (“Guidepost”), of which Joseph Rosetti, a former officer of SafirRosetti, is a principal.

Pursuant to the terms of the SafirRosetti Purchase Agreement, the SafirRosetti unit was sold for an aggregate consideration of (i) $3,500 in cash, subject to certain adjustments, of which $525 will be held in escrow for a period of 17 months, (ii) the assumption of substantially all of the liabilities of SafirRosetti which accrue post-closing, (iii) a secured promissory note in the aggregate face amount of $1,750, with an interest rate of 0.79% per annum (the “Note”), payable in equal installments at December 31, 2010 and June 30, 2011 and (iv) contingent consideration based on 70% of the purchased accounts receivable in excess of $1,750 collected by Guidepost between the closing and the one year anniversary of the closing.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

13. Subsequent Events, continued

    Sale of SafirRosetti Business Unit, continued

The Note provides a first priority lien against the sold accounts receivable of SafirRosetti and the post-closing accounts receivable of Guidepost arising from the customer accounts purchased and a second priority lien against the remaining property of SafirRosetti transferred to Guidepost.  Guidepost will transfer all uncollected account receivables back to the Sellers on June 30, 2011, subject to a purchase right by Guidepost.

As a result of the sale of SafirRosetti, the Company’s Security Consulting and Investigations segment is being renamed “Forensic DNA Solutions and Products” and will be comprised solely of The Bode Technology Group, Inc., which provides forensic DNA analysis services.

Entry into Agreement to Sell Preparedness Services Business Unit

On May 13, 2010, the Sellers entered into an Asset Purchase Agreement (the “Preparedness Purchase Agreement”) with Witt Group Holdings, LLC, a Delaware limited liability company (“Witt Holdings”), of which James Lee Witt, Chief Executive Officer, Mark Merritt, Co-President, Barry Scanlon, Co-President, and Pate Felts, Senior Advisor, respectively, of the Company’s Preparedness Services unit (the “Preparedness Unit”) are principals.

Pursuant to the terms of the Preparedness Purchase Agreement, Sellers will sell the Preparedness Unit to Witt Holdings for an aggregate consideration of (i) $10,000 in cash, of which $1,000 is to be held in escrow for 12 months following the Closing, (ii) an earnout payment equal to 40% of any revenues over $15,000 earned during the 12-month period following the closing of the transactions contemplated under the Preparedness Purchase Agreement (the “Closing”), which payment may not exceed $12,000, and (iii) the assumption of all of the Preparedness Unit’s liabilities, including its liabilities arising post Closing, including all termination and severance payments due to James Lee Witt, Mark Merritt, Barry Scanlon and Pate Felts upon the sale of the Preparedness Unit under their respective employment agreements, less $286, representing a payment due under the Preparedness Unit’s real estate lease in Washington D.C. The maximum total consideration payable to the Sellers under the Preparedness Purchase Agreement is $22,000.

In addition, Witt Holdings has agreed to pay Sellers, within six months of the date of Closing, the amount by which the working capital of the Preparedness Unit at the Closing exceeds $6,800, and Sellers have agreed to pay Witt Holdings within six months of the date of Closing, the amount by which the working capital of the Preparedness Unit is less than $5,800.  Sellers have also agreed to pay Witt Holdings (i) a “true-up” of up to $1,000 based on accounts receivable (other than accounts receivable originating from the State of Louisiana or its agencies) that remain uncollected as of six months following the Closing, and (ii) the face amount of any uncollected receivables arising from the bankruptcy or dissolution of any non-governmental entity.  Witt Holdings agreed upon such payment to transfer to Sellers all rights with respect to such uncollected receivables.

The sale of the Preparedness Unit is subject to the approval of the Company’s shareholders and certain other customary closing conditions.  The Preparedness Purchase Agreement may be terminated by Sellers and/or Witt Holdings for a number of reasons, including but not limited to if the transactions contemplated under the Preparedness Purchase Agreement do not close on or before October 31, 2010.

Modification of Employment Agreements

In connection with the Company’s entry into the Preparedness Purchase Agreement, the Compensation Committee of the Company’s Board of Directors determined that a “change of control,” as defined under the employment agreements of Dr. Schiller, the Company’s Chief Executive Officer, and Mr. Nyweide, the Company’s Chief Financial Officer and Executive Vice President (a “Change of Control”), would result from the completion of the sale of the Preparedness Unit.  In the event of a Change of Control, Dr. Schiller and Mr. Nyweide’s employment agreements provide that Dr. Schiller and Mr. Nyweide may terminate their employment with the Company for “good reason,” as defined under their employment agreements, Dr. Schiller and Mr. Nyweide will become entitled to certain severance payments should they terminate their employment, and all stock options, restricted stock and restricted stock units held by Dr. Schiller and Mr. Nyweide will vest immediately and all performance conditions of any and all cash bonuses and performance stock options or restricted stock will be deemed to be met.

On May 13, 2010, the Company entered into modifications of its employment agreements with Dr. Schiller and Mr. Nyweide to induce them to remain with the Company in the event that they become entitled to terminate their employment agreements as a result of the occurrence of a Change of Control.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(In thousands except share and per share amounts)

13.  Subsequent Events, continued

Modification of Employment Agreements, continued

Schiller Modification

The modification (the “Schiller Modification”) to Dr. Schiller’s employment agreement (the “Schiller Employment Agreement”) provides that in the event of the sale of two of the Company’s four divisions, provided that at least one such sale requires the approval of the Company’s stockholders (a “Sales Event”), Dr. Schiller will continue to serve as Chairman and Chief Executive Officer of the Company for one year following the Sales Event, although at a reduced level of responsibility.  Beginning on the first day of the month immediately following a Sales Event, Dr. Schiller will receive a base salary of $180 per annum, plus living expenses as provided under the Schiller Employment Agreement, for the duration of the Schiller Modification.  In addition to his base salary, Dr. Schiller will be eligible for a discretionary cash bonus one year after the Sales Event.  Following the completion of the term of the Schiller Modification, the Company has the option to continue to employ Dr. Schiller on a month-to-month basis for $20 per month.

Notwithstanding Dr. Schiller’s continued employment following a Sales Event, after the occurrence of a Sales Event, the Company is required to deposit all funds that would have been required to be paid to Dr. Schiller under the Schiller Employment Agreement had he terminated his employment for Good Reason (as defined under the Schiller Employment Agreement) as a result of the Sales Event, into a “rabbi trust.”  Pursuant to the Schiller Modification, such funds will be paid to Dr. Schiller six months after his separation from service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Dr. Schiller works part-time.)

The Schiller Modification also provides that upon Dr. Schiller’s termination without Cause (as defined under the Schiller Employment Agreement), for Good Reason not including a Sales Event, or as a result of death or Disability (as defined under the Schiller Employment Agreement) prior to the end of the term of the Schiller Modification, Dr. Schiller will receive his salary and benefits through the end of the term.  In addition, if an asset purchase agreement or similar agreement has been signed that would constitute a Sales Event if consummated, and Dr. Schiller’s employment is terminated without Cause prior to its consummation, Dr. Schiller will be entitled to these payments if such Sales Event occurs or another Change of Control occurs within six months of the date of termination.

Nyweide Modification

The modification (the “Nyweide Modification”) to Mr. Nyweide’s employment agreement (the “Nyweide Employment Agreement”) provides that in the event of a Sales Event, Mr. Nyweide will continue to serve as Chief Financial Officer and Executive Vice President of the Company for 18 months following the Sales Event.  Following a Sales Event, Mr. Nyweide will receive his current base salary of $375 per annum for the first twelve months of such term and a reduced base salary of $180 per annum for the remaining six months, during which period his responsibilities are intended to be reduced.  In addition to his base salary, Mr. Nyweide will be eligible to receive a performance bonus of $150 in connection with a Sales Event, and a performance bonus of $250 in the event of a sale of the Company’s fourth and final division.  Following the completion of the term of the Nyweide Modification, the Company has the option to continue to employ Mr. Nyweide on a month-to-month basis under the same terms and conditions.

Notwithstanding Mr. Nyweide’s continued employment following a Sales Event, after the occurrence of a Sales Event, the Company is required to deposit all funds that would have been required to be paid to Mr. Nyweide under the Nyweide Employment Agreement had he terminated his employment for Good Reason (as defined under the Nyweide Employment Agreement) as a result of the Sales Event, into a “rabbi trust.”  Pursuant to the Nyweide Modification, such funds will be paid to Mr. Nyweide six months after his separation from service for any reason.

The Nyweide Modification also provides that upon Mr. Nyweide’s termination without Cause (as defined under the Nyweide Employment Agreement), for Good Reason not including a Sales Event, or as a result of death or Disability (as defined under the Nyweide Employment Agreement) prior to the end of the term of the Nyweide Modification, Mr. Nyweide will receive his salary and benefits through the end of the term.  In addition, if an asset purchase agreement or similar agreement has been signed that would constitute a Sales Event if consummated, and Mr. Nyweide’s employment is terminated without Cause prior to its consummation, Mr. Nyweide will be entitled to these payments if such Sales Event occurs or another Change of Control occurs within six months of the date of termination.

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

Forward-Looking Statements

Information included or incorporated by reference in this Quarterly Report on Form 10-Q may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010.  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

GlobalOptions Group, Inc. and Subsidiaries (collectively the “Company” or “GlobalOptions Group”) is an integrated provider of risk mitigation and risk management services to government entities, Fortune 1,000 corporations and high net-worth and high-profile individuals. We enable clients to identify, assess and prevent natural and man-made threats to the well-being of individuals and the operations of governments and corporations. In addition, we assist our clients in recovering from the damages or losses resulting from the occurrence of acts of terror, natural disasters, fraud and other risks. We have established operating platforms for each of our business units that leverage our experienced senior management team and our proprietary business processes and technology solutions.  We have an established base of key clients, forming a base upon which we intend to grow our business.

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

We deliver risk mitigation and management services through the following four business units:

•
Preparedness Services develops and implements crisis management and emergency response plans for disaster mitigation, continuity of operations and other emergency management issues for governments, corporations and individuals. Services we provide include preparedness, response and recovery services, threat and impact assessments, business continuity plans and emergency exercises and training programs. The Preparedness Services unit is led by former Federal Emergency Management Agency Director James Lee Witt. See Corporate Developments below for a discussion of our entry into an agreement to sell our Preparedness Services unit.

•
Fraud and Special Investigative Unit (“SIU”) Services provides investigative surveillance, anti-fraud solutions and business intelligence services to the insurance industry, law firms and multinational organizations. Services we provide include fraud reporting, anti-fraud training, insurance claims investigations, surveillance, background investigations, and corporate investigations for liability, on-scene accident investigations and regulatory compliance. The Fraud and SIU Services unit is led by Halsey Fischer, a 20-year industry veteran and former President and Chief Executive Officer of Confidential Business Resources (“CBR”).

•
Security Consulting and Investigations delivers specialized security and investigative services to governments, corporations and individuals. Services we provide include forensic DNA analysis, as well as security consulting and design services consisting of facilities and IT security, litigation support, business intelligence, IT and accounting forensics, executive protection, independent monitoring and regulatory compliance. Effective April 30, 2010, we completed the sale of all assets used in our SafirRosetti business unit (“SafirRosetti”), which provided the security consulting and design services within this business unit.  As a result of the sale of SafirRosetti, this unit is being renamed “Forensic DNA Soultions and Products” and will be comprised solely of The Bode Technology Group, Inc. (“Bode”), which provides DNA analysis services.  The Forensic DNA Solutions and Products unit will be led by Barry Watson, CEO of Bode. See Corporate Developments below for a discussion of the sale of SafirRosetti.

•
International Strategies provides multidisciplinary, international risk management and business solutions. We offer a range of security and risk management services to foreign and domestic governments, corporations and individuals. The International Strategies unit was our original core business and is led by Thomas Ondeck, a founder of GlobalOptions. Headquartered and operated in Washington, D.C., we employ two full-time employees.

Our Preparedness Services, Fraud and SIU Services, and Security Consulting and Investigations units represent our three financial reporting segments. Our International Strategies business unit, on the basis of its relative materiality, is included in our Fraud and SIU Services segment.

The following table represents the revenue contribution by each of these three reporting segments as a percentage of our total revenues:

	For the Three Months Ended March 31,
Segment	2010	2009
Preparedness Services	36.4%	43.0%
Fraud and SIU Services	27.7	27.0
Security Consulting and Investigations	35.9	30.0
Total	100.0%	100.0%

Growth Strategy

Our goal is to offer this industry’s most comprehensive risk mitigation solutions to government entities, Fortune 1,000 corporations and high net-worth and high-profile individuals.  We intend to grow our business in the following manner.

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

Cross-sell and Integrate Businesses. We intend to continue our aggressive efforts to integrate the operations of companies we have acquired, providing the framework necessary for our senior managers to focus on identifying, prospecting and winning new opportunities across all business units. We believe our operational expertise and comprehensive service offerings enable us to cross-sell over industry verticals as well as leverage our existing client base, thereby enhancing our ability to execute on our organic growth initiatives.

Develop New Solutions. We will continue to develop and seek solutions to meet unique client and dynamic market segment needs by expanding and bundling our product and service offerings. As we continue to grow, principally through organic growth and through select acquisitions, we expect to meet additional needs of our clients. Evidence of this strategy is our enterprise-oriented solution, GlobalTrak 3.0TM, and the DNA technology service we offer through Bode.

Corporate Developments

Modification to the Line of Credit Agreement

We maintain a working capital line of credit (the “Facility”) which is secured by accounts receivable and is subject to certain liquidity and earnings financial covenants, and have granted a first priority security interest in substantially all of our assets to the financial institution that provides the Facility.

Effective as of March 29, 2010, the financial institution that provides the Facility entered into an amendment to our working capital line of credit to extend the maturity of the Facility to September 29, 2010.  A fee of $25 was paid in connection with the March 31, 2010 modification, which is included in general and administrative expenses.  The interest rate on the line of credit at March 31, 2010 was 7.25%.  As of March 31, 2010, our net borrowings were $4,106 under the line of credit and based upon the amount of qualifying accounts receivables, we were eligible to draw up to a total of $10,000 under the Facility.

Sale of SafirRosetti Business Unit

On April 30, 2010, we completed the sale of all assets used in our SafirRosetti business unit, which provided the security consulting and design services within the Security Consulting and Investigations segment, in accordance with an asset purchase agreement dated April 23, 2010 (the “SafirRosetti Purchase Agreement”), by and among us and GlobalOptions (the “Sellers”), and Guidepost Solutions LLC (“Guidepost”), of which Joseph Rosetti, a former officer of SafirRosetti, is a principal.

Pursuant to the terms of the SafirRosetti Purchase Agreement, the SafirRosetti unit was sold for an aggregate consideration of (i) $3,500 in cash, subject to certain adjustments, of which $525 will be held in escrow for a period of 17 months, (ii) the assumption of substantially all of the liabilities of SafirRosetti which accrue post-closing, (iii) a secured promissory note in the aggregate face amount of $1,750, with an interest rate of 0.79% per annum (the “Note”), payable in equal installments at December 31, 2010 and June 30, 2011 and (iv) contingent consideration based on 70% of the purchased accounts receivable in excess of $1,750 collected by the Guidepost between the closing and the one year anniversary of the closing.

The Note provides a first priority lien against the sold accounts receivable of SafirRosetti and the post-closing accounts receivable of Guidepost arising from the customer accounts purchased, and a second priority lien against the remaining property of SafirRosetti transferred to Guidepost.  Guidepost will transfer all uncollected account receivables back to the Sellers on June 30, 2011, subject to a purchase right by Guidepost.

As a result of the sale of SafirRosetti, the Company’s Security Consulting and Investigations segment is being renamed “Forensic DNA Solutions and Products” and will be comprised solely of The Bode Technology Group, Inc., which provides forensic DNA analysis services.

For additional disclosure regarding the SafirRosetti Purchase Agreement, see our Current Reports on Form 8-K filed with the SEC on April 29, 2010 and May 6, 2010.

Entry into Agreement to Sell Preparedness Services Business Unit

On May 13, 2010, the Sellers entered into an Asset Purchase Agreement (the “Preparedness Purchase Agreement”) with Witt Group Holdings, LLC, a Delaware limited liability company (“Witt Holdings”), of which James Lee Witt, Chief Executive Officer, Mark Merritt, Co-President, Barry Scanlon, Co-President, and Pate Felts, Senior Advisor, respectively, of our Preparedness Services unit (the “Preparedness Unit”) are principals.

Pursuant to the terms of the Preparedness Purchase Agreement, Sellers will sell the Preparedness Unit to Witt Holdings for an aggregate consideration of (i) $10,000 in cash, of which $1,000 is to be held in escrow for 12 months following the Closing, (ii) an earnout payment equal to 40% of any revenues over $15,000 earned during the 12-month period following the closing of the transactions contemplated under the Preparedness Purchase Agreement (the “Closing”), which payment may not exceed $12,000, and (iii) the assumption of all of the Preparedness Unit’s liabilities, including its liabilities arising post Closing, including all termination and severance payments due to James Lee Witt, Mark Merritt, Barry Scanlon and Pate Felts upon the sale of the Preparedness Unit under their respective employment agreements, less $286, representing a payment due under the Preparedness Unit’s real estate lease in Washington D.C. The maximum total consideration payable to the Sellers under the Preparedness Purchase Agreement is $22,000.

In addition, Witt Holdings has agreed to pay Sellers, within six months of the date of Closing, the amount by which the working capital of the Preparedness Unit at the Closing exceeds $6,800, and Sellers have agreed to pay Witt Holdings within six months of the date of Closing, the amount by which the working capital of the Preparedness Unit is less than $5,800.  Sellers have also agreed to pay Witt Holdings (i) a “true-up” of up to $1,000 based on accounts receivable (other than accounts receivable originating from the State of Louisiana or its agencies) that remain uncollected as of six months following the Closing, and (ii) the face amount of any uncollected receivables arising from the bankruptcy or dissolution of any non-governmental entity.  Witt Holdings agreed upon such payment to transfer to Sellers all rights with respect to such uncollected receivables.

The sale of the Preparedness Unit is subject to the approval of our shareholders and certain other customary closing conditions.  The Preparedness Purchase Agreement may be terminated by Sellers and/or Witt for a number of reasons, including but not limited to if the transactions contemplated under the Preparedness Purchase Agreement do not close on or before October 31, 2010.

For additional disclosure regarding the Preparedness Purchase Agreement, see our Current Report on Form 8-K filed with the SEC on May 13, 2010.

Modification of Employment Agreements

On May 13, 2010, in connection with our entry into the Preparedness Purchase Agreement, we entered into employment agreement modifications (the “Employment Agreement Modifications”) with Harvey W. Schiller, our Chairman and Chief Executive Officer, and Jeffrey O. Nyweide, our Chief Financial Officer and Executive Vice President.  We entered into the Employment Agreement Modifications in order to induce Dr. Schiller and Mr. Nyweide to remain with us in the event that they become entitled to terminate their employment agreements as a result of the occurrence of a “change of control,” as defined under their employment agreements.

For additional disclosure regarding the Employment Agreement Modifications, see our Current Report on Form 8-K filed with the SEC on May 13, 2010.

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

Results of Operations

The following is a summary of our operating results as a percentage of our total condensed consolidated revenues for the periods indicated:

	For the Three Months Ended March 31,
	2010	2009

Revenues	100%	100%
Cost of revenues	55	58
Gross profit	45	42
Operating expenses:
Selling and marketing	13	12
General and administrative	38	36
Total operating expenses	51	48
Loss from operations	(6)	(6)
Other income (expense), net	-	(1)
Net loss	(6)%	(7)%

GlobalOptions Group Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenues

We had overall revenues of $25,234 for the three months ended March 31, 2010, as compared to revenues of $25,514 for the three months ended March 31, 2009, for an overall decrease of $280 or 1%.

Preparedness Services revenues were $9,189 for the three months ended March 31, 2010, as compared to $10,958 for the three months ended March 31, 2009.  The decrease of $1,769 or 2% was primarily attributable to a reduction in our relief efforts in Texas, Iowa and Indiana.

Fraud and SIU Services revenues were $6,997 for the three months ended March 31, 2010, as compared to $6,899 for the three months ended March 31, 2009, reflecting an increase of 1%.

Security Consulting and Investigations revenues were $9,048 for the three months ended March 31, 2010, as compared to $7,657 for the three months ended March 31, 2009.  The increase of $1,391 or 18% was primarily attributable to an increase in demand for forensic DNA analysis and research and development projects.

Gross Profit

Our consolidated gross profit for the three months ended March 31, 2010 and 2009 was $11,408 and $10,759, respectively, reflecting an increase of $649 or 6%.  Our gross profit margins for the three months ended March 31, 2010 and 2009 were 45% and 42% respectively.

Preparedness Services gross profit was $4,200 or 46% of this segment’s revenues for the three months ended March 31, 2010, as compared to $4,975 or 45% of this segment’s revenues for the three months ended March 31, 2009.  Fraud and SIU Services gross profit was $2,859 or 41% of this segment’s revenues for the three months ended March 31, 2010, as compared to $2,643 or 39% of this segment’s revenues for the three months ended March 31, 2009.  The decrease in gross profit margin in this segment was primarily due to increased use of third party consultants in 2010. Security Consulting and Investigations gross profit was $4,349 or 48% of this segment’s revenues for the three months ended March 31, 2010, as compared to $3,111 or 41% of this segment’s revenues for the three months ended March 31, 2009.  The increase in profit margin was primarily a result of increased utilization of fixed labor costs in this segment during the three months ended March 31, 2010.

Operating Expenses

Selling and marketing expenses were $3,229 or 13% of revenues for the three months ended March 31, 2010, as compared to $3,056 or 12% of revenues for the three months ended March 31, 2009. The increase in selling expenses for the three months ended March 31, 2010 was primarily due to an increased emphasis on our selling and marketing activities, including the utilization of business development consultants.  General and administrative expenses were $9,698 or 38% of revenues for the three months ended March 31, 2010, as compared to $9,148 or 36% of revenues for the three months ended March 31, 2009.  The increase of $550 or 6% is primarily attributable to increases in professional fees and bad debt expense.

Liquidity and Capital Resources

For the Three Months Ended March 31, 2010

We had a cash and cash equivalent balance of $2,669 as of March 31, 2010.

Cash used in operating activities was approximately $1,796 and $2,737 for the three months ended March 31, 2010 and 2009, respectively.  Cash used in operating activities for the three months ended March 31, 2010 resulted primarily from our net loss of $1,692 as well as an increase in the funds required to finance accounts receivable of $4,548, offset by a decrease in accrued compensation of $1,817 and a decrease in accounts payable of $1,036, as well as  non-cash charges for depreciation and amortization of $888 and for stock based compensation of $642.

Cash used in investing activities was $715 and $419 for the three months ended March 31, 2010 and 2009, respectively.  Of the cash used in investing activities for the three months ended March 31, 2010, $695 represented purchases of property, plant and equipment.

Financing activities provided net funds of $1,959 and $298 for the three months ended March 31, 2010 and 2009, respectively.  The net cash provided for the three months ended March 31, 2010 is primarily due to proceeds from the line of credit of $1,943.

Effective as of March 29, 2010, the financial institution that provides the Facility entered into an amendment to our working capital line of credit to extend the maturity of the Facility to September 29, 2010.  We paid a one-time fee of $25 in connection with the March 31, 2010 modification, which is included in general and administrative expenses.  The interest rate on the line of credit at March 31, 2010 was 7.25%.  As of March 31, 2010, our  net borrowings were $4,106 under the line of credit and based upon the amount of qualifying accounts receivable we were eligible to draw up to a total of $10,000 under the Facility. The line of credit and all obligations outstanding thereunder are due and payable not later than September 30, 2010.

For the three months ended March 31, 2010, we have met our cash needs through operating cash flows, a reduction in our cash balance and  borrowings under the Facility. At March 31, 2010, we had working capital of $13,892.  We believe that a combination of cost reductions that we have implemented to date, and will continue to implement, an acceleration of the collection of certain of our government receivables, along with anticipated revenue improvements resulting from both new products and from new relationships generated from our February 2010 client forum marketing event, will allow us to generate improvements in cash flows from operations. The April 30, 2010 sale of our SafirRosetti unit generated net cash at closing of approximately $3,000. Furthermore, we believe that these improved operating cash flows, along with the proceeds from our line of credit arrangement will be sufficient to finance our operations through March 31, 2011.

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

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are more fully described in our “Notes to Consolidated Financial Statements” included in the Annual Report on Form 10-K for the year ended December 31, 2009. Some of our accounting policies require the application of significant judgment by management in the preparation of the consolidated financial statements and, as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. We have identified certain of our accounting policies as the ones that are most important to the portrayal of our consolidated financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies include the following:

Revenue Recognition and Related Costs

For investigation, crisis management and non-DNA related services, revenue is recognized on a time and materials or fixed price arrangement and is recognized as the services are performed pursuant to the applicable contractual arrangements. Revenue related to time and materials arrangements is recognized in the period in which the services are performed. Revenue related to fixed price arrangements is recognized based upon the achievement of certain milestones or progress points within the project plan. The impact of any revisions in estimated total revenue and direct contract costs is recognized in the period in which they become known. Expenses incurred by professional staff in the generation of revenue are billed to the client and recorded as revenue when incurred.

For DNA related services, revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence that an agreement exists, prices are fixed or determinable, services and products are provided to the client, and collectability is reasonably assured. The Company reduces revenue for estimated discounts and other allowances.

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

Intangible Assets, Goodwill and Impairment

In accordance with the accounting standards, we recognize certain intangible assets acquired in acquisitions, primarily goodwill, trade names, covenants not to compete and client relationships. In accordance with the provisions within the Intangibles Topic of the Financial Accounting Services Board Accounting Standards Codification, on a regular basis, we perform impairment analysis of the carrying value of goodwill and certain other intangible assets by assessing the recoverability when there are indications of potential impairment based on estimates of undiscounted future cash flows.

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

Item 4. Controls and Procedures.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls, during our first quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

None.

Item 5. Other Information.

There are no items required to be disclosed on Current Report on Form 8-K during the three months ended March 31, 2010 that were not so reported.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALOPTIONS GROUP, INC.

Dated: May 13, 2010	By:	/s/ Harvey W. Schiller
Harvey W. Schiller
Chairman, Chief Executive Officer and Director (Principal
Executive Officer)

Dated: May 13, 2010	By:	/s/ Jeffrey O. Nyweide
Jeffrey O. Nyweide
Executive Vice President-Corporate Development,
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

*Filed herewith