Form 10-Q
period 2010-06-30
GlobalOptions Group, Inc.
filed 2010-08-16
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐  No ☒

As of August 16, 2010, there were 14,424,433 shares of the issuer’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2010
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.
Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	1
Condensed Consolidated Statements of Operations for the Three and Six Months Ended
June 30, 2010 and 2009 (Unaudited)	2
Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended
June 30, 2010 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2010 and 2009 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	34

ITEM 4. Controls and Procedures.	34

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	35

ITEM 1A. Risk Factors.	35

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	35

ITEM 3. Defaults Upon Senior Securities.	35

ITEM 4. (Removed and Reserved).	35

ITEM 5. Other Information.	35

ITEM 6. Exhibits.	36

SIGNATURES.	37

Part I  FINANCIAL INFORMATION
Item 1.  Financial Statements

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,828	$3,221
Accounts receivable, net	4,427	4,680
Inventories, net	3,453	3,354
Prepaid expenses and other current assets	319	688
Current assets of discontinued operations	17,419	15,103

Total current assets	29,446	27,046

Property and equipment, net	3,602	3,928

Intangible assets, net	378	371
Goodwill	10,649	10,649
Security deposits and other assets	344	344
Other assets of discontinued operations	8,940	16,475

Total assets	$53,359	$58,813

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$4,171	$2,163
Accounts payable	1,366	1,185
Deferred revenues	467	328
Accrued compensation and related benefits	1,080	1,250
Other current liabilities	1,400	949
Current liabilities of discontinued operations	6,978	5,816

Total current liabilities	15,462	11,691

Long-term liabilities:
Other long-term obligations	275	647
Long-term liabilities of discontinued operations	389	652
Total long-term liabilities	664	1,299

Total liabilities	16,126	12,990

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,900,000 shares authorized, no shares issued or outstanding;	-	-
Series D convertible preferred stock, non-voting, $0.001 par value, 100,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 14,632,176 shares issued and 14,491,455 shares outstanding at June 30, 2010, and 14,472,363 shares issued and 14,348,469 shares outstanding at December 31, 2009	15	14
Additional paid-in capital	113,108	111,909
Accumulated deficit	(75,612)	(65,857)
Treasury stock; at cost, 140,721 and 123,894 shares at June 30, 2010 and December 31, 2009, respectively	(278)	(243)
Total stockholders' equity	37,233	45,823
Total liabilities and stockholders' equity	$53,359	$58,813

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$6,503	$5,405	$12,529	$10,011

Cost of revenues	3,595	3,149	6,820	5,955
Gross profit	2,908	2,256	5,709	4,056

Operating expenses:

Selling and marketing	803	771	1,730	1,718

General and administrative	4,944	3,891	9,544	7,784

Total operating expenses	5,747	4,662	11,274	9,502

Loss from operations	(2,839)	(2,406)	(5,565)	(5,446)

Other income (expense):

Interest income	-	-	1	1

Interest (expense)	(120)	(195)	(195)	(381)

Other expense, net	(120)	(195)	(194)	(380)

Loss from continuing operations	(2,959)	(2,601)	(5,759)	(5,826)

(Loss) income from discontinued operations, net of tax	(5,103)	1,780	(3,996)	3,369

Net loss	$(8,062)	$(821)	$(9,755)	$(2,457)

Basic and diluted net (loss) income per share
Continuing operations	$(0.21)	$(0.20)	$(0.41)	$(0.48)
Discontinued operations, net of tax	(0.37)	0.14	(0.29)	0.28

Net loss per share	$(0.58)	$(0.06)	$(0.70)	$(0.20)

Weighted average number of common shares outstanding - basic and diluted	13,918,526	12,973,261	13,900,588	12,047,259

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 2010
(dollars in thousands)
(Unaudited)

					Additional
	Common Stock		Treasury Shares		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2010	14,472,363	$14	123,894	$(243)	$111,909	$(65,857)	$45,823

Issuance of shares to consultants for services provided	26,309	-	-	-	45	-	45

Issuance of common stock in connection with vesting of restricted stock units	46,007	-	-	-	-	-	-

Purchase of treasury shares in connection with cashless vesting of restricted stock units	-	-	16,827	(35)	-	-	(35)

Issuance of common stock upon exercise of stock options	60,376	1	-	-	110	-	111

Issuance of common stock under employee stock purchase plan	27,121	-	-	-	37	-	37

Stock based compensation - restricted stock vested	-	-	-	-	432	-	432

Stock based compensation - employee stock purchase plan	-	-	-	-	13	-	13

Amortization of consultant stock option costs	-	-	-	-	69	-	69

Amortization of employee stock options costs	-	-	-	-	202	-	202

Amortization of consultant restricted stock unit costs	-	-	-	-	7	-	7

Amortization of employee restricted stock unit costs	-	-	-	-	284	-	284

Net loss	-	-	-	-	-	(9,755)	(9,755)

Balance, June 30, 2010	14,632,176	$15	140,721	$(278)	$113,108	$(75,612)	$37,233

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:

Net loss from continuing operations	(5,759)	(5,826)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Provision for bad debts	24	17

Depreciation and amortization	899	579

Deferred rent	7	30

Stock-based compensation	1,051	1,427

Recovery of obsolete inventory	-	(35)

Reserve for litigation	-	40

Changes in operating assets and liabilities:

Accounts receivable	229	(249)

Inventories	(99)	(862)

Prepaid expenses and other current assets	369	143

Security deposits and other assets	1	25

Accounts payable	181	387

Deferred revenues	139	134

Accrued compensation and related benefits	(170)	121

Other current liabilities	443	69

Other long-term obligations	(370)	(24)

Total adjustments	2,704	1,802

Net cash used in continuing operating activities	(3,055)	(4,024)

Net cash provided by discontinued operating activities	1,351	4,364

Net cash (used in) provided by operating activities	(1,704)	340

Cash flows from investing activities:

Purchases of property and equipment	(548)	(932)

Purchase of intangible assets	(32)	(10)

Net cash used in investing activities of continuing operations	(580)	(942)

Net cash provided by investing activities of discontinued operations	2,982	624

Net cash provided by (used in) investing activities	2,402	(318)

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows, continued
(dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

Cash flows from financing activities:

Net proceeds (repayments) under line of credit	$2,008	$(2,492)

Proceeds from conversion of Series D perferred stock to common stock	-	4

Proceeds from issuance of stock in connection with options exercised	111	-

Proceeds from issuance of stock in connection with ESPP	37	48

Repurchase of common stock	(35)	(35)

Net cash provided by (used in) financing activities of continuing operations	2,121	(2,475)

Net cash used in financing activities of discontinued operations	(2,212)	(400)

Net cash used in financing activities	(91)	(2,875)

Net increase (decrease) in cash and cash equivalents	607	(2,853)

Cash and cash equivalents - beginning of period	3,221	5,276

Cash and cash equivalents - end of period	$3,828	$2,423

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$197	$449

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

1.  Nature of Operations

GlobalOptions Group, Inc. and its subsidiaries (collectively the “Company” or “GlobalOptions Group”) provide risk mitigation and management services, including forensic DNA analysis, proprietary DNA collection products, and related research services to law enforcement agencies, federal and state governments, crime laboratories and disaster management organizations.

References herein to “GlobalOptions” refer to GlobalOptions, Inc., an operating subsidiary of the Company.

On April 30, 2010, the Company sold its SafirRosetti business unit (“SafirRosetti”).   Additionally, the Company’s Preparedness Services business unit (“Preparedness”) and its Fraud and Special Investigative Unit Services business unit (“FSIU”) were held for sale as of June 30, 2010 (See Note 2 - Basis of Presentation).  On May 13, 2010, the Company entered into a definitive agreement to sell Preparedness and on June 11, 2010, the Company entered into a definitive agreement to sell FSIU.  (See Note 4 – Discontinued Operations for a discussion of the sales of SafirRosetti on April 30, 2010, Preparedness on July 16, 2010 and FSIU on July 20, 2010.  See Note 13 – Subsequent Events, for a discussion of the Company’s entry into a definitive agreement to sell its Forensic DNA Solutions and Products Services business unit (“Bode”) on August 11, 2010.)

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 16, 2010.

As a result of the sale of SafirRosetti, and the Company’s classification of FSIU and Preparedness as “held for sale,” the Condensed Consolidated Balance Sheet as of June 30, 2010, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 present the results and accounts of these business units as discontinued operations.  All prior periods presented in the Condensed Consolidated Balance Sheets, the Condensed Consolidated Statements of Operations, and the Condensed Consolidated Statements of Cash Flows discussed herein have been restated to conform with such presentation.

Prior to the Company’s sale of SafirRosetti and entry into agreements to sell Preparedness and FSIU, the Company reported its operating results in three financial reporting segments: Preparedness Services; Fraud and SIU Services; and Security Consulting and Investigations (which was re-named Forensic DNA Solutions and Products following the sale of SafirRosetti).  The Preparedness Services segment consisted of the operations of Preparedness.  The Fraud and SIU Services segment consisted of the operations of FSIU and our International Strategies business unit, which provides multidisciplinary, international risk management and business solutions.  The Security Consulting and Investigations segment consisted of the operations of SafirRosetti and The Bode Technology Group, Inc., which provides forensic DNA analysis services.  As a result of the sale of SafirRosetti and entry into agreements to sell Preparedness and FSIU, the Company determined to cease reporting its operating results in separate segments.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

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

Discontinued Operations

The results of operations, loss on sale and impairment charges, as applicable for SafirRosetti, which was sold on April 30, 2010, and for each of Preparedness and FSIU, which are classified as “held for sale”  are included in “(Loss) income from discontinued operations, net of tax” in the accompanying Condensed Consolidated Statements of Operations. Assets and liabilities of the discontinued operations have been reclassified and are reflected in the accompanying Condensed Consolidated Balance Sheet as “Current assets of discontinued operations,” “Other assets of discontinued operations,” “Current liabilities of discontinued operations” and “Long-term liabilities of discontinued operations.”

For comparative purposes, all prior periods presented have been reclassified to reflect the classifications on a consistent basis.

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

	June 30,
	2010	2009
Stock options	1,036,907	1,040,663
Restricted stock units	144,420	318,475
Series D convertible preferred stock	-	477,317
Potentially dilutive securities realizable from the vesting of performance based restricted stock	470,563	558,063
Total potentially dilutive securities	1,651,890	2,394,518

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

4. Discontinued Operations

Introduction

During the second quarter of 2010, the Company completed the sale of SafirRosetti and entered into agreements to sell Preparedness and FSIU.  Prior to approving the Company’s entry into the purchase agreements with respect to each such transaction, the Company’s Board of Directors, acting with the advice and assistance of its legal advisors, evaluated the respective purchase agreements and, acting with the advice and assistance of its legal and financial advisors, evaluated the consideration negotiated with the buyers and their representatives.  In such evaluation, the Board of Directors considered a number of substantive factors, both positive and negative, and potential benefits and detriments of the specific transaction, including but not limited to the consideration offered, likelihood of consummation, prospects for the business unit going forward, opinion of financial advisors (when provided), and effect on the Company’s cash flows.  After careful consideration, the Board of Directors determined that each of the transactions were advisable and in the best interests of the Company and its stockholders and the form, terms and provisions of the respective transaction documents were expedient and in the best interests of the Company and its stockholders.

As a result of the Company’s sale of SafirRosetti and entry into agreements to sell Preparedness and FSIU, the results and accounts of these three business units are shown as discontinued operations in the Company’s financial statements.

Sale of SafirRosetti

On April 30, 2010, pursuant to the Board of Directors’ approval on April 21, 2010, the Company and GlobalOptions (the “Sellers”) completed the sale of all assets used in SafirRosetti in accordance with an asset purchase agreement dated April 23, 2010 (the “SafirRosetti Purchase Agreement”), by and among the Sellers and Guidepost Solutions LLC (“Guidepost”), of which Joseph Rosetti, a former officer of SafirRosetti, is a principal.

SafirRosetti delivered specialized security and investigative services to governments, corporations and individuals, and reported the results of its operations as part of the Company’s Security Consulting and Investigations reporting segment, which was re-named Forensic DNA Solutions and Products following the sale of SafirRosetti.

            Pursuant to the terms of the SafirRosetti Purchase Agreement, the Sellers sold SafirRosetti to Guidepost for aggregate consideration of (i) $3,500 in cash, subject to certain adjustments, of which $525 will be held in escrow for a period of 17 months, (ii) a secured promissory note (the “SafirRosetti Note”) in the aggregate face amount of $1,750, with an interest rate of 0.79% per annum, payable in equal installments at December 31, 2010 and June 30, 2011 and (iii) contingent consideration based on 70% of the purchased accounts receivable in excess of $1,750 collected by Guidepost between the closing and the one year anniversary of the closing.

The SafirRosetti Note provides a first priority lien against the sold accounts receivable of SafirRosetti and the post-closing accounts receivable of Guidepost arising from the customer accounts purchased and a second priority lien against the remaining property of SafirRosetti transferred to Guidepost.  Guidepost will transfer all uncollected accounts receivable back to the Sellers on June 30, 2011, subject to a purchase right by Guidepost.

As of June 30, 2010, the Company recorded a loss of $1,930 on the sale of SafirRosetti, pursuant to the following:

Cash selling price (of which $525 was held in escrow)	$3,500
Note receivable, net	1,670
Gross proceeds from sale	5,170
Less: expenses of sale	355
Net proceeds from sale	4,815
Less: net book value of assets sold to buyer or written off in connection with the sale	6,745
Net (loss) on the sale of SafirRosetti	$(1,930)

  This net loss does not reflect the benefit of contingent proceeds on the sale, which will be recorded in future periods as realized, as a reduction of the loss on the sale.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

4. Discontinued Operations, continued

Sale of Preparedness

On July 16, 2010, pursuant to the Board of Directors’ approval on May 6, 2010, the Sellers completed the sale of all assets used in Preparedness in accordance with an asset purchase agreement dated May 13, 2010 (the “Preparedness Purchase Agreement”), by and among the Sellers and Witt Group Holdings, LLC, (“Witt Holdings”), of which James Lee Witt, Chief Executive Officer, Mark Merritt, Co-President, Barry Scanlon, Co-President, and Pate Felts, Senior Advisor, respectively, of Preparedness are principals.

Preparedness developed and implemented crisis management and emergency response plans for disaster mitigation, continuity of operations and other emergency management issues for governments, corporations and individuals, and reported the results of its operations in the Company’s Preparedness Services reporting segment.

Pursuant to the terms of the Preparedness Purchase Agreement, the Sellers sold Preparedness to Witt Holdings for aggregate consideration of (i) $10,000 in cash, of which $1,000 is to be held in escrow for 12 months following the closing, (ii) an earnout payment equal to 40% of any revenues over $15,000 earned during the 12-month period following the closing, which payment may not exceed $12,000, and (iii) the assumption of all of the Preparedness liabilities, including all termination and severance payments due to James Lee Witt, Mark Merritt, Barry Scanlon and Pate Felts upon the sale of Preparedness under their respective employment agreements, less $286, representing a payment in connection with the Seller’s sublease of a portion of Preparedness’ Washington D.C. facility for a period of twelve months after closing.  The maximum total consideration payable to the Sellers under the Preparedness Purchase Agreement is $22,000.

In addition, Witt Holdings has agreed to pay the Sellers, within six months of the date of closing, the amount by which the working capital of Preparedness at closing exceeds $6,800, and the Sellers have agreed to pay Witt Holdings, within six months of the date of closing, the amount by which the working capital of Preparedness is less than $5,800.  The Sellers have also agreed to pay Witt Holdings (i) a “true-up” of up to $1,000 based on accounts receivable (other than accounts receivable originating from the State of Louisiana or its agencies) that remain uncollected as of six months following the closing, and (ii) the face amount of any uncollected receivables arising from the bankruptcy or dissolution of any non-governmental entity.  Witt Holdings has agreed upon such “true-up” payment to transfer to the Sellers all rights with respect to such uncollected receivables.

 Additionally, in connection with the Preparedness Purchase Agreement, the Company entered into (i) a license agreement pursuant to which it granted Witt Holdings a world-wide, perpetual, irrevocable, exclusive, royalty free, fully paid-up right and license to use the Company’s GlobalTrak software in the field of emergency preparedness and disaster relief recovery, and the Company agreed not to license the GlobalTrak software to any other business in such field, and (ii) a transition service agreement pursuant to which the Company will provide Witt Holdings with certain specified transition services following the closing, including but not limited to certain information technology services.

The sale of Preparedness was subject to the approval of the Company’s stockholders, which approval was obtained at a special meeting of the Company’s stockholders on July 15, 2010.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

4. Discontinued Operations, continued

    Sale of FSIU

On July 20, 2010, pursuant to the Board of Directors’ approval on June 10, 2010, the Sellers completed the sale of all assets used in FSIU in accordance with an asset purchase agreement dated June 11, 2010 (the “FSIU Purchase Agreement”), by and among the Sellers and GlobalOptions Services, Inc. (“Global Services”), of which Frank Pinder, the President of FSIU, together with David Finney, James Buscarini, Kevin McGinn and Mike Brantley, respectively the Vice Presidents of Operations, Business Development, Finance and IT, are officers and shareholders.  Balmoral Advisors, LLC, Private Equity Partners LLC and the North Atlantic Value LLP unit of JO Hambro Capital Management Ltd were the private equity sponsors.

FSIU provided investigative surveillance, anti-fraud solutions and business intelligence services to the insurance industry, law firms and multinational organizations, and reported the results of its operations in the Company’s Fraud and SIU Services reporting segment.

Pursuant to the terms of the FSIU Purchase Agreement, the Sellers sold FSIU to Global Services for aggregate consideration of (i) $8,340 in cash at closing, inclusive of $34 for an estimated adjustment for working capital and $56 for the purchase real estate lease deposits, of which $825 is to be held in escrow for 15 months following the closing and (ii) the assumption of substantially all of the liabilities of FSIU.  The cash purchase price is subject to a post closing adjustment for the actual working capital of FSIU at closing.

In connection with FSIU being classified as held for sale at June 30, 2010, the Company recorded a charge to discontinued operations of $4,475 to write down the carrying value of the assets of FSIU to fair value.

In connection with the FSIU Purchase Agreement, the Sellers and Global Services entered into certain license agreements pursuant to which the Sellers granted Global Services worldwide, perpetual, irrevocable, exclusive, royalty-free, fully paid-up rights and licenses to certain of the Seller’s intellectual property, including but not limited to the “GlobalOptions” corporate name, logo and websites (all of which Global Services has the right to purchase in the future for nominal consideration), and the Company’s Rapid Data Module and Rapid Video Module software and related source materials.  Additionally, the Sellers and Global Services entered into a transition service agreement pursuant to which the Sellers and Global Services will provide each other with certain transition services following the closing.

Results of Discontinued Operations

Results and net loss from discontinued operations are as follows, reflecting results and net loss of SafirRosetti, Preparedness, and FSIU:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Revenues	$18,143	$21,025	$37,351	$41,933
(Loss) income from operations	$(3,780)	$1,781	$(2,572)	$3,375
(Loss) income before tax	$(5,705)	$1,780	$(4,507)	$3,369
(Loss) income net of tax	$(5,103)	$1,780	$(3,996)	$3,369

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

4. Discontinued Operations, continued

Results of Discontinued Operations, continued

Assets and liabilities included in discontinued operations as of June 30, 2010 and December 31, 2009 are as follows:

	As of
	June 30, 2010	December 31, 2009
Assets
Accounts receivable, net	$15,038	$14,951
Receivables related to sale of business unit	2,212	-
Prepaid expenses and other current assets	169	152
Property and equipment, net	3,877	3,066
Goodwill and intangible assets, net	4,889	13,216
Deposits and other	174	193
Total assets of discontinued operations	$26,359	$31,578

Liabilities
Accounts payable	$3,279	$2,380
Accrued expenses and other liabilities	4,088	4,088
Total liabilities of discontinued operations	$7,367	$6,468

5. Inventories

Inventories are comprised of the following:

	As of
	June 30, 2010	December 31, 2009
Raw materials	$2,231	$2,099
Work in progress – DNA Analysis	300	330
Finished goods	972	975
	3,503	3,404

Less: Reserve for obsolescence	(50)	(50)
Total	$3,453	$3,354

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

6.  Intangible Assets

Intangible assets are comprised of the following:

	Trade Names	Developed Technology	Patents	Accumulated Amortization	Total
Balance as of January 1, 2010	$200	$110	$182	$(121)	$371
Additions:
Costs of patents	-	-	32	-	32
Amortization	-	-	-	(25)	(25)

Balance as of June 30, 2010	$200	$110	$214	$(146)	$378

Weighted average amortization period at June 30, 2010 (in years)	6.7	1.7	11.5

The Company recorded amortization expense related to the acquired amortizable intangibles of $12 and $11 for the three months ended June 30, 2010 and 2009, respectively, and $25 and $21 for the six months ended June 30, 2010 and 2009, respectively.

7.  Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	As of
	June 30, 2010	December 31, 2009
Accrued performance based bonuses	$380	$751
Accrued payroll and commissions	403	359
Accrued employee benefits	297	140
Total	$1,080	$1,250

8. Line of Credit

The Company maintains a working capital line of credit (the “Facility”), which matures on September 29, 2010 and is secured by accounts receivable and is subject to certain liquidity and earnings financial covenants. The Company has granted a first priority security interest in substantially all of its assets to the financial institution that provides this Facility.

Effective as of March 29, 2010, the financial institution that provides the Facility, along with the Company, entered into a modification of the agreement to extend the maturity of the Facility to September 29, 2010.  The Company paid a fee of $25 in connection with the March 29, 2010 agreement, which is included in general and administrative expenses.

The interest rate on the line of credit at June 30, 2010 was 7.25%.  As of June 30, 2010, the Company’s net borrowings were $4,171 under the line of credit and based upon the amount of qualifying accounts receivable, the Company was eligible to draw up to a total of $10,000 under the Facility.  See Note 13 – Subsequent Events – Line of Credit, for a discussion of additional modifications to the Facility made after the end of the second quarter of 2010.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

9.  Commitments and Contingencies

           Consulting Agreements

On March 9, 2010, effective as of April 1, 2010, the Company entered into consulting agreements with each of Howard Safir, the Chief Executive Officer of the Company’s Security Consulting and Investigations unit and Adam Safir, Howard Safir’s son and an officer of the Company’s Security Consulting and Investigations unit.  Pursuant to the terms of their respective consulting agreements, as of April 1, 2010, Messrs. Safir and Safir ceased serving as employees of the Company, but were available to provide consulting services to the Security Consulting and Investigations business unit, including being available to assist in the Company’s exploration of strategic alternatives and certain marketing assistance.  The terms of the consulting agreements were 12 months, provided, however, that the Company had the right to terminate each of the consulting agreements after three months and/or each month thereafter.  Messrs. Howard Safir and Adam Safir received $30 per month and $20 per month, respectively, under the consulting agreements.  In addition, if the Company was to sell its Security Consulting and Investigations segment or any assets thereof during the term of the respective consulting agreements, each of Messrs. Howard Safir and Adam Safir could have received up to $600 and $300, respectively, based upon certain aggregate sales price levels received for the business or such assets.  Also included in the consulting agreements are 12 month non-solicitation and non-servicing provisions.  On June 24, 2010, Messrs. Safir and Safir were notified that their consulting agreements were terminated, effective on June 30, 2010.

Employment Agreements

Effective May 11, 2010, the Company modified its employment agreements with each of Dr. Schiller, its CEO and Chairman, and Mr. Nyweide, its Chief Financial Officer and Executive Vice President of Corporate Development, to induce them to remain with the Company in the event that they became entitled to terminate their employment agreements as a result of the occurrence of a “change of control,” as defined under their employment agreements, which the Compensation Committee of the Company’s Board of Directors determined would result from the completion of the sale of Preparedness (the “Sales Event”).

The Company’s employment agreement with Dr. Schiller, as modified (the “Schiller Employment Agreement”), provides that in the event of a Sales Event, Dr. Schiller will continue to serve as its Chairman and Chief Executive Officer for one year following the Sales Event, and devote the necessary working time and efforts, but less than substantial working time and efforts, to the business of GlobalOptions Group.  Beginning on the first day of the month immediately following a Sales Event, Dr. Schiller will receive a base salary of $180 per annum, plus certain living expenses, for the duration of the term.  In addition to his base salary, Dr. Schiller will be eligible for a discretionary cash bonus one year after the Sales Event.  Following the completion of the term of the Schiller Employment Agreement, the Company will have the option to continue to employ Dr. Schiller on a month-to-month basis for $20 per month.   See Note 13 – Subsequent Events – Sales Event, for a discussion of additional compensation for Dr. Schiller triggered upon a Sales Event.

 The Company’s employment agreement with Mr. Nyweide, as modified (the “Nyweide Employment Agreement”), provides that in the event of a Sales Event, Mr. Nyweide will continue to serve as its Chief Financial Officer and Executive Vice President for 18 months following the Sales Event.  Following a Sales Event, Mr. Nyweide will receive his current base salary of $375 per annum for the first twelve months of such term and a reduced base salary of $180 per annum for the remaining six months, during which period his responsibilities are intended to be reduced.  In addition to his base salary, Mr. Nyweide will be eligible to receive a performance bonus of $150 in connection with a Sales Event (half payable on the date of the Sales Event and the remainder payable on the three-month anniversary thereof), and a performance bonus of $250 in the event of a sale of the Company’s fourth and final business division (half payable upon the sale of such business division and the remainder payable at the completion of the term of the Nyweide Employment Agreement).  Following the completion of the term of the Nyweide Employment Agreement, the Company will have the option to continue to employ Mr. Nyweide on a month-to-month basis under the same terms and conditions.  See Note 13 – Subsequent Events – Sales Event, for a discussion of additional compensation for Mr. Nyweide triggered upon a Sales Event.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

9.  Commitments and Contingencies, continued

Operating Leases

The Company has obligations for various office and laboratory leases.  Such lease obligations expire at various dates through August 2016.

Rent expense charged to continuing operations amounted to $293 and $306 for the three months ended June 30, 2010 and 2009, respectively, and $600 and $597 for the six months ended June 30, 2010 and 2009, respectively.

The terms of certain of the Company’s lease obligations provide for scheduled escalations in the monthly rent. Non-contingent rent increases are being amortized over the life of the leases on a straight line basis. Deferred rent of $653 and $647 represents the long-term unamortized rent adjustment amount at June 30, 2010 and December 31, 2009, respectively, and is reflected in other long-term obligations in the accompanying consolidated balance sheets. In addition, the current portion of deferred rent was $22 and $17 at June 30, 2010 and December 31, 2009, respectively, and is reflected within other current liabilities in the consolidated balance sheets.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation.  The Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements.

10.   Stockholders’ Equity

Common Stock Issued

During the six months ended June 30, 2010, the Company issued 27,121 shares of its common stock under the Amended and Restated 2006 Employee Stock Purchase Plan (the “Stock Purchase Plan”).  The Company realized proceeds of $37 and recognized stock based compensation of $13 in connection with the issuance of these shares.

During June 2010, the Company issued 60,376 shares of its common stock upon the exercise of stock options and realized proceeds of $111.

On June 24, 2010, pursuant to a stock purchase agreement dated April 1, 2009, the Company issued 26,309 shares of its common stock valued at $45 to Lippert/Heilshorn and Associates, Inc. for services rendered to the Company during the first half of 2010.

On June 30, 2010 the Company issued 31,913 and 14,094 shares of its common stock to the Chief Executive Officer and Chief Financial Officer, respectively, pursuant to the vesting of RSUs under the Company’s Amended and Restated 2006 Long Term Incentive Plan (the “Incentive Plan”).  The Chief Executive Officer and Chief Financial Officer elected to have the company withhold 12,063 and 4,764 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of these RSUs.  Such withheld shares valued at $25 and $10, respectively, are reflected as treasury shares in the Company’s books and records.

See Note 13 – Subsequent Events – Sales Event, for a discussion of the issuance of additional shares of the Company’s common stock pursuant to the vesting of additional RSUs held by the Company’s Chief Executive Officer and Chief Financial as a result of the sale of Preparedness.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

10.   Stockholders’ Equity, continued

Restricted Stock Issued Under Performance Based Executive Bonus Plan

On December 19, 2006, the Company awarded 100,000 and 75,000 shares of unvested restricted stock to its Chief Executive Officer and Chief Financial Officer, respectively, in connection with the extension of their respective employment and consulting agreements. On July 24, 2008 the Company awarded an additional 250,000 and 187,500 shares of unvested restricted stock to its Chief Executive Office and Chief Financial Officer, respectively, in connection with the 2006 Executive Compensation Performance Bonus Plan (the “Performance Bonus Plan”).

At June 30, 2010, an aggregate of 470,563 of the restricted shares awarded to these executives remained subject to vesting based on certain performance and stock price targets that have been established by the Compensation Committee.  See Note 13 – Subsequent Events – Sales Event, for a discussion of the vesting of these restricted shares as a result of the sale of Preparedness.

11. Stock Based Compensation

 Amended and Restated 2006 Long-Term Incentive Plan (Incentive Plan)

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

As of June 30, 2010, 1,035,357 shares of common stock remained eligible to be issued under the Incentive Plan.

Amended and Restated 2006 Employee Stock Purchase Plan (Stock Purchase Plan)

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

As of June 30, 2010, 1,881,780 shares of common stock remained eligible to be issued under the Stock Purchase Plan.

Stock Based Compensation

Equity instruments issued to employees are recorded at their fair value on the date of grant and are amortized over the vesting period of the award.  Stock based compensation for employees was approximately $318 and $708 for the three months ended June 30, 2010 and 2009, respectively, and $930 and $1,274 for the six months ended June 30, 2010 and 2009, respectively.   For the three months ended June 30, 2010 and 2009, $100 and $68, respectively, were reflected in selling and marketing expenses, and $217 and $640, respectively, were reflected in general and administrative expenses.

Equity instruments issued to non-employees are recorded at their fair value on the grant date. The non-vested portions of the award are adjusted based on market value on a quarterly basis and the adjusted value of award is amortized over the expected service period.  Stock based compensation for non-employees was approximately $92 and $138 for the three months ended June 30, 2010 and 2009, respectively, and $121 and $155 for the six months ended June 30, 2010 and 2009, respectively.  For the three months ended June 30, 2010 and 2009, $0 and $97, respectively, were reflected in selling and marketing expenses, and $92 and $41, respectively, were reflected in general and administrative expenses.  For the six months ended June 30, 2010 and 2009, $0 and $97, respectively, were reflected in selling and marketing expenses, and $121 and $58, respectively, were reflected in general and administrative expenses.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

11. Stock Based Compensation, continued

Stock Based Compensation, continued

The following tables summarize total stock based compensation costs recognized for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,
	2010			2009
	Employees	Non Employees	Total	Employees	Non Employees	Total
Stock options	$78	$41	$119	$105	$35	$140
RSUs	20	6	26	324	6	330
Stock purchase plan	7	-	7	8	-	8
Amortization of restricted shares under performance based executive bonus award	213	-	213	271	-	271
Shares issued to consultants for services	-	45	45	-	97	97
Total	$318	$92	$410	$708	$138	$846

	For the Six Months Ended June 30,
	2010			2009
	Employees	Non Employees	Total	Employees	Non Employees	Total
Stock options	$201	$69	$270	$219	$55	$274
RSUs	284	7	291	578	4	582
Stock purchase plan	13	-	13	14	-	14
Amortization of restricted shares under performance based executive bonus award	432	-	432	463	-	463
Shares issued to consultants for services	-	45	45	-	97	97
Total	$930	$121	$1,051	$1,274	$156	$1,430

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

11. Stock Based Compensation, continued

Stock Options

The fair value of each option grant during the six months ended June 30, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average assumptions used to compute the grant date value of the options granted during the three and six months ended June 30, 2010 and 2009 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Dividend yield	-	0%	0%	0%
Expected volatility	-	104%	103.2%	104%
Risk-free interest rate	-	1.86%	2.69%	1.86%
Expected lives	-	3.6 years	3 years	3.6 years

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

The weighted average fair value of the options on the date of grant, using the fair value based methodology for the six months ended June 30, 2010 and 2009 was $1.06 and $1.24 per share, respectively.

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

At June 30, 2010, the unamortized value of stock options held by employees was approximately $275.  The unamortized portion will be expensed over a weighted average period of 0.7 years.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

11. Stock Based Compensation, continued

Stock Options, continued

A summary of the status of the Company’s stock option plans and the changes during the six months ended June 30, 2010, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
		(per share)	(in years)
Options outstanding at January 1, 2010	967,781	$2.57	3.5
Granted	175,000
Exercised	(60,376)
Forfeited	(45,498)
Options outstanding at June 30, 2010	1,036,907	$2.37	3.3	$440
Exercisable June 30, 2010	690,088	$2.70	3.1	$239

Of the options outstanding at June 30, 2010, 417,599 were held by employees of discontinued operations, of which 220,447 were vested and exercisable.

See Note 13 – Subsequent Events – Stock Based Compensation, for a discussion of the effect of the sales of Preparedness and FSIU on the Company’s stock options outstanding and exercisable.

Restricted Stock Units (RSUs)

At June 30, 2010, the unamortized value of RSUs held by employees was approximately $716. The unamortized portion will be expensed over a weighted average period of 1.0 years.

A summary of the activity related to RSUs for the six months ended June 30, 2010 is presented below:

	Total	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	228,819	$2.12
RSUs vested	(109,556)
RSUs forfeited	(38,392)
Nonvested at June 30, 2010	80,871	$2.12

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

11. Stock Based Compensation, continued

Amended and Restated 2006 Employee Stock Purchase Plan (Stock Purchase Plan)

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

For the three months ended June 30, 2010 and 2009, 14,060 and 20,363 shares were issued under the Stock Purchase Plan, resulting in proceeds of $21 and $26, respectively.  Stock based compensation recognized in connection with the issuance of these shares was $7 and $8, respectively.  For the six months ended June 30, 2010 and 2009, 27,121 and 36,624 shares were issued under the Stock Purchase Plan, resulting in proceeds of $37 and $46, respectively. Stock based compensation recognized in connection with the issuance of these shares was $13 and $15, respectively.

See Note 13 – Subsequent Events – Stock Based Compensation, for a discussion of stock issuances under the Stock Purchase Plan in July 2010.

12.  Major Clients/Customers

Revenues from the Company’s services to a limited number of clients have accounted for a substantial percentage of the Company’s total revenues. The Company’s largest client, which represents work performed under government contracts, accounted for approximately 28% and 16% of the Company’s revenues for the three months ended June 30, 2010 and 2009, respectively, and 15% and 15% of the Company’s revenues for the six months ended June 30, 2010 and 2009, respectively.

Accounts receivable balances from a significant single customer were $539 and $963 at June 30, 2010 and December 31, 2009, respectively.

Work performed under government contracts represented 86% and 96% of the Company’s revenues for the three months ended June 30, 2010 and 2009, respectively, and 87% and 95% of the Company’s revenues for the six months ended June 30, 2010 and 2009, respectively.

 Revenues from foreign sources represented 13% and 2% of the Company’s revenues for the three months ended June 30, 2010 and 2009, respectively, and 11% and 3% of the Company’s revenues for the six months ended June 30, 2010 and 2009, respectively.

13.  Subsequent Events

Line of Credit

On  July 12, 2010, GlobalOptions and The Bode Technology Group, Inc.,  a subsidiary of GlobalOptions, entered into a modification of the agreement providing for the Facility, which provided that upon the sale of FSIU, among other things: (i) the maximum amount available under the Facility would be reduced from $10,000  to $7,500; (ii) the financial covenants would be revised to incorporate gains or losses related to the sale of certain of the Company’s business units; and (iii) the early termination fee under the Loan Agreement would be reduced to $38.  These changes became effective following the completion of the sale of FSIU on July 20, 2010.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

13.  Subsequent Events, continued

Line of Credit, continued

On July 16, 2010, effectively immediately, GlobalOptions and The Bode Technology Group, Inc. entered into a modification of the agreement providing for the Facility, which provided that in response to the sale of Preparedness, among other things: (i) the maximum amount available under the Facility would be further reduced from $7,500 to $5,000; (ii) the financial covenants would be further revised to incorporate severance and bonus payments under the employment agreements of the Company’s CEO, CFO and the CEO of Bode; and (iii) the early termination fee under the Loan Agreement would be reduced to $25.

Sales Event

As discussed in Note 9, Commitments and Contingencies – Employment Agreements, the Company modified its employment agreements with each of Dr. Schiller, its CEO and Chairman, and Mr. Nyweide, its Chief Financial Officer and Executive Vice President of Corporate Development, to induce them to remain with the Company in the event that they became entitled to terminate their employment agreements as a result of the occurrence of a Sales Event.

On July 16, 2010, upon the occurrence of the Sales Event, 268,750 shares of restricted stock granted under the Performance Bonus Plan and 31,912 RSUs held by Dr. Schiller became fully vested and non-forfeitable, and the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the date of the Sales Event, $270 was paid on August 13, 2010, and the remaining $230 will be paid in March 2011.  In addition, $1,685 will be paid into a “rabbi trust,” which amount will be disbursed to Dr. Schiller six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Dr. Schiller works part-time), representing: (i) salary that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) the target cash bonus for the period January 1, 2011 through January 31, 2012; and (iii) cash in lieu of additional shares of stock, for the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Dr. Schiller.

Dr. Schiller elected to have 113,650 shares, valued at $225, withheld in satisfaction of his tax obligation in connection with the vesting of the restricted stock and RSUs.

On July 16, 2010, upon the occurrence of the Sales Event, 201,813 shares of restricted stock granted under the Performance Bonus Plan and 14,093 RSUs held by Mr. Nyweide became fully vested and non-forfeitable, and the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the date of the Sales Event,  $202 was paid on August 13, 2010, and the remaining $173 will be paid in March 2011.   In addition, $821 will be paid into a “rabbi trust,” and will be disbursed to Mr. Nyweide six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Mr. Nyweide works part-time), representing: (i) 50% of the salary and 100% of benefits, including a housing allowance, that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) 50% of the target cash bonus for the period January 1, 2011 through January 31, 2012 ; and (iii) cash in lieu of additional shares of stock for 50% of the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Mr.  Nyweide.

Mr. Nyweide elected to have 72,977 shares, valued at $144, withheld in satisfaction of his tax obligations in connection with the vesting of the restricted stock and RSUs.

As a result of the Sales Event, Mr. Nyweide also became entitled to a $150 performance bonus, half of which was paid on August 11, 2010, and the remainder of which will be paid on the three month anniversary of the Sales Event.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

13.  Subsequent Events, continued

Stock Based Compensation

During July and August 2010, the Company issued 80,227 shares of its common stock pursuant to the vesting of RSUs, under the Incentive Plan, and issued 22,551 shares of its common stock in connection with the exercise of stock options.

Upon the completion of the sales of SafirRosetti, Preparedness and FSIU, their employees were no longer deemed to be in service to the Company.  Pursuant to the terms of the Incentive Plan, options not exercised within ninety days of an employee’s separation of service are forfeited.   As of June 30, there were outstanding options for the purchase of 137,785 shares of stock held by employees of FSIU, and outstanding options for the purchase of 170,444 shares of stock held by employees of Preparedness.   On July 29, 2010, 109,370 unexercised stock options held by employees of SafirRosetti were forfeited.

On July 31, 2010, the Company issued 1,319 shares of its common stock under the Stock Purchase Plan.  The Company realized proceeds of $2, and recognized stock based compensation of $1 in connection with the issuance of these shares.

Entry into Agreement to sell Forensic DNA Solutions and Products Services Business Unit

On August 11, 2010, pursuant to the approval by the Board of Directors on August 10, 2010, the Sellers entered into a stock purchase agreement (“Bode Purchase Agreement”) with LSR Acquisition Corp (“LSR”).

Pursuant to the terms of the Bode Purchase Agreement, the Sellers will sell all of the equity securities and stock of Bode Technology Group, Inc., which constitutes the Company’s Forensic DNA Solutions and Products Services business unit, referred to herein as Bode, to LSR for  aggregate consideration of (i) $24,500 in cash, of which $2,450 will be held in escrow until December 31, 2011, and (ii) an earnout payment equal to 30% of any revenues over $27,000 earned by Bode during the 12-month period following the closing of the sale, which payment may not exceed $5,500.

  In addition, LSR has agreed to pay the Sellers the amount by which the working capital of Bode at closing exceeds $5,600, and the Sellers have agreed to pay LSR the amount by which the working capital of Bode at closing is less than $5,600, provided that in either case no such payment will be required unless it is in excess of $150.  The Sellers have also agreed to pay LSR a “true-up” of up to $1,000, based on accounts receivable that remain uncollected 180 days after the closing and LSR has agreed to transfer to the Sellers all rights with respect to such uncollected receivables after LSR’s receipt of such “true-up” payment.  Also, LSR has agreed to pay the Sellers $500, in the event that LSR makes a tax election under Section338(h)(10) of the Internal Revenue Code of 1986, as amended, in connection with the Bode Transaction.

The sale of the Bode is subject to approval by the stockholders of the Company.

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

Forward-Looking Statements

Information included or incorporated by reference in this Quarterly Report on Form 10-Q may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words ”may,” “should,” ”expect,” ”anticipate,” ”estimate,” ”believe,” “intend” or “project” or the negative of these words or other variations on these or comparable terminology.

Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2010.  Furthermore, such forward-looking statements speak only as of the date of this report.  Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

GlobalOptions Group, Inc. and its subsidiaries (“GlobalOptions Group”) provide risk mitigation and management services, including forensic DNA analysis, proprietary DNA collection products, and related research services to law enforcement agencies, federal and state governments, crime laboratories and disaster management organizations.

Our goal is to offer this industry a very comprehensive mix of forensic DNA related services and products to government and non-government clients throughout the United States and internationally.  We have an established base of key clients, forming a base upon which we intend to grow.  We believe our reputation, credentials, technical expertise and personal relationships provide us with a competitive advantage in both expanding business with our existing clients as well as securing new business. Our senior management team has an extensive industry background.

During the second quarter of 2010, we completed the sale of our SafirRosetti business unit (“SafirRosetti”) and entered into agreements to sell our Preparedness Services business unit (“Preparedness”) and our Fraud and Special Investigative Services Unit business unit (“FSIU”).  Prior to approving our entry into the purchase agreements with respect to each such transaction, our Board of Directors, acting with the advice and assistance of its legal advisors, evaluated the respective purchase agreements and, acting with the advice and assistance of its legal and financial advisors, evaluated the consideration negotiated with the buyers and their representatives.  In such evaluation, the Board of Directors considered a number of substantive factors, both positive and negative, and potential benefits and detriments of the specific transaction, including but not limited to the consideration offered, likelihood of consummation, prospects for the business unit going forward, opinion of financial advisors (when provided), and effect on our cash flows.  After careful consideration, the Board of Directors determined that each of the transactions were advisable and in the best interests of us and our stockholders and the form, terms and provisions of the respective transaction documents were expedient and in the best interests of us and our stockholders.

As a result of our sale of SafirRosetti and entry into agreements to sell Preparedness and FSIU, the results and accounts of these three business units are shown as discontinued operations in our financial statements.

We completed the sales of Preparedness on July 16, 2010 and FSIU on July 20, 2010.  Additionally, on August 11, 2010, we entered into an agreement to sell our Forensic DNA Solutions and Products Services business unit (“Bode”).  The sales of SafirRosetti, Preparedness and FSIU and our entry into an agreement to sell Bode are discussed in detail in “Corporate Developments” below.

Prior to the Company’s sale of SafirRosetti and entry into agreements to sell Preparedness and FSIU, we reported operating results in three financial reporting segments: Preparedness; Fraud and SIU Services; and Security Consulting and Investigations (which was re-named Forensic DNA Solutions and Products following the sale of SafirRosetti).  The Preparedness segment consisted of the operations of Preparedness, which implemented crisis management and emergency response plans and other emergency management issued for governments, corporations and individuals.  The Fraud and SIU Services segment consisted of the operations of FSIU and our International Strategies business unit, which provided multidisciplinary, international risk management and business solutions.  The Security Consulting and Investigations segment consisted of the operations of SafirRosetti, which provided security and investigative services, and The Bode Technology Group, Inc., which provides forensic DNA analysis services.  As a result of the sale of SafirRosetti and entry into agreements to sell Preparedness and FSIU, we no longer report operating results in separate segments.

Corporate Developments

Sale of SafirRosetti Business Unit

On April 30, 2010, we completed the sale of SafirRosetti in accordance with an asset purchase agreement dated April 23, 2010 (the “SafirRosetti Purchase Agreement”), by and among us, GlobalOptions, Inc., our wholly-owned subsidiary (“GlobalOptions”, and together with us, the “Sellers”), and Guidepost Solutions LLC (“Guidepost”), of which Joseph Rosetti, a former officer of SafirRosetti, is a principal.

Pursuant to the terms of the SafirRosetti Purchase Agreement, SafirRosetti was sold for aggregate consideration of (i) $3,500 in cash, subject to certain adjustments, of which $525 will be held in escrow for a period of 17 months; (ii) a secured promissory note (the “SafirRosetti Note”) in the aggregate face amount of $1,750, with an interest rate of 0.79% per annum , payable in equal installments at December 31, 2010 and June 30, 2011; and (iii) contingent consideration based on 70% of the purchased accounts receivable in excess of $1,750 collected by Guidepost between the closing and the one year anniversary of the closing.

The SafirRosetti Note provides a first priority lien against the sold accounts receivable of SafirRosetti and the post-closing accounts receivable of Guidepost arising from the customer accounts purchased, and a second priority lien against the remaining property of SafirRosetti transferred to Guidepost.  Guidepost will transfer all uncollected account receivables back to us on June 30, 2011, subject to a purchase right by Guidepost.

Sale of Preparedness Business Unit

On July 16, 2010, we completed the sale of Preparedness in accordance with an asset purchase agreement dated May 13, 2010 (the “Preparedness Purchase Agreement”), by and among the Sellers and Witt Group Holdings, LLC, (“Witt Holdings”), of which James Lee Witt, Chief Executive Officer, Mark Merritt, Co-President, Barry Scanlon, Co-President, and Pate Felts, Senior Advisor, respectively, of Preparedness are principals.

Pursuant to the terms of the Preparedness Purchase Agreement, the Sellers sold Preparedness to Witt Holdings for aggregate consideration of (i) $10,000 in cash, of which $1,000 is to be held in escrow for 12 months following the closing; (ii) an earnout payment equal to 40% of any revenues over $15,000 earned during the 12-month period following the closing, which payment may not exceed $12,000; and (iii) the assumption of all of Preparedness’ liabilities, including all termination and severance payments due to James Lee Witt, Mark Merritt, Barry Scanlon and Pate Felts upon the sale of Preparedness under their respective employment agreements, less $286, representing a payment in connection with the Seller’s sublease of a portion of Preparedness’ Washington DC facility for a period of twelve months after closing.  The maximum total consideration payable to the Sellers under the Preparedness Purchase Agreement is $22,000.

In addition, Witt Holdings has agreed to pay the Sellers, within six months of the date of closing, the amount by which the working capital of Preparedness at closing exceeds $6,800, and the Sellers have agreed to pay Witt Holdings, within six months of the date of closing, the amount by which the working capital of Preparedness is less than $5,800.  The Sellers have also agreed to pay Witt Holdings (i) a “true-up” of up to $1,000 based on accounts receivable (other than accounts receivable originating from the State of Louisiana or its agencies) that remain uncollected as of six months following the closing, and (ii) the face amount of any uncollected receivables arising from the bankruptcy or dissolution of any non-governmental entity.  Witt Holdings has agreed upon such “true-up” payment to transfer to the Sellers all rights with respect to such uncollected receivables.

Additionally, in connection with the Preparedness Purchase Agreement, we entered into (i) a license agreement pursuant to which it granted Witt Holdings a world-wide, perpetual, irrevocable, exclusive, royalty free, fully paid-up right and license to use our GlobalTrak software in the field of emergency preparedness and disaster relief recovery, and we agreed not to license the Preparedness Application of the GlobalTrak software to any other business in such field, and (ii) a transition service agreement pursuant to which we will provide Witt Holdings with certain specified transition services following the closing, including but not limited to certain information technology services.

The sale of Preparedness was subject to the approval of our stockholders, which approval was obtained at a special meeting of our stockholders held on July 15, 2010.

Sale of Fraud and Special Investigative Unit Services Business Unit

On July 20, 2010, we completed the sale of FSIU in accordance with an asset purchase agreement, dated June 11, 2010 (the “FSIU Purchase Agreement”), by and among the Sellers and GlobalOptions Services, Inc. (“Global Services”), of which Frank Pinder, the President of FSIU, together with David Finney, James Buscarini, Kevin McGinn and Mike Brantley, respectively the Vice Presidents of Operations, Business Development, Finance and IT, are officers and shareholders.  Balmoral Advisors, LLC, Private Equity Partners LLC and the North Atlantic Value LLP unit of JO Hambro Capital Management Ltd were the private equity sponsors.

Pursuant to the terms of the FSIU Purchase Agreement, the Sellers sold FSIU to Global Services for aggregate consideration of (i) $8,340 in cash at closing, inclusive of $100 for an estimated adjustment for working capital and $6 for the purchase real estate lease deposits, of which $825 is to be held in escrow for 15 months following the closing and (ii) the assumption of substantially all of the liabilities of FSIU.  The cash purchase price is subject to a post closing adjustment for the actual working capital of FSIU at closing.

In connection with the FSIU Purchase Agreement, we entered into certain license agreements with Global Services pursuant to which we granted Global Services worldwide, perpetual, irrevocable, exclusive, royalty-free, fully paid-up rights and licenses to certain of our intellectual property, including but not limited to the “GlobalOptions” corporate name, logo and websites (all of which Global Services has the right to purchase in the future for nominal consideration), and our Rapid Data Module and Rapid Video Module software and related source materials.  Additionally, we entered into a transition service agreement with Global Services pursuant to which the Sellers and Global Services will provide each other with certain transition services following the closing.

Entry into Agreement to sell Forensic DNA Solutions and Products Services Business Unit

On August 11, 2010, we entered into a stock purchase agreement (“Bode Purchase Agreement”) with LSR Acquisition Corp (“LSR”).

Pursuant to the terms of the Bode Purchase Agreement, we will sell all of the equity securities and stock of Bode to LSR for an aggregate consideration of (i) $24,500 in cash,  of which $2,450 will be held in escrow until December 31, 2011, and (ii) an earnout payment equal to 30% of any revenues over $27,000 earned by Bode during the 12-month period following the closing of the sale, which payment may not exceed $5,500.

  In addition, LSR has agreed to pay the the sellers the amount by which the working capital of Bode at closing exceeds $5,600, and the the sellers have agreed to pay LSR the amount by which the working capital of Bode at closing is less than $5,600, provided that in either case no such payment will be required unless it is in excess of $150.  The sellers have also agreed to pay LSR a “true-up” of up to $1,000, based on accounts receivable that remain uncollected 180 days after the closing and LSR has agreed to transfer to the sellers all rights with respect to such uncollected receivables after LSR’s receipt of such “true-up” payment.  Also, LSR has agreed to pay the sellers $500, in the event that LSR makes a tax election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, in connection with the Bode Transaction.

The sale of the Bode is subject to approval by the stockholders of the Company.

Distribution of Proceeds from the Sales of SafirRosetti, Preparedness, FSIU and Bode

As we previously disclosed in our press release issued on August 12, 2010, subject to our satisfaction of and compliance with existing contractual and banking obligations, and the establishment of appropriate reserves, we intend to distribute the net proceeds from the sales of SafirRosetti, FSIU and Preparedness to our stockholders.  However, we have not made a final decision as to, and continue to explore the most efficient form of, any such distribution.  If the sale of Bode is completed, we intend to distribute the proceeds of that transaction as well, less comparable deductions.

In addition to the fixed portion of the purchase price for SafirRosetti, Preparedness, FSIU and Bode, each agreement provides for contingent proceeds in the form of earnouts and/or the return of an escrow deposit. The following table represents the minimum and maximum aggregate contingent proceeds that may be realized from the sales of SafirRosetti, FSIU, Preparedness, and Bode.

	SafirRosetti		FSIU		Preparedness		Bode		Total
	Min	Max	Min	Max	Min	Max	Min	Max	Min	Max

Earnout	$-	$1,600	$-	$-	$-	$12,000	$-	$5,500	$-	$19,100
Return of escrow	-	525	-	825	-	1,000	-	2,450	-	4,800
Totals	$-	$2,125	$-	$825	$-	$13,000	$-	$7,950	$-	$23,900

There is no assurance that any of these contingent proceeds will be realized.  Accordingly, in each case, the minimum amount is $0.    Neither the maximum nor the minimum amounts represent management’s expectation of the amount of contingent proceeds to be realized. Additionally, these contingent proceeds do not reflect certain potential working capital adjustments and accounts receivable guarantees that we provided with respect to the above mentioned transactions.

If we receive the contingent proceeds discussed above, we intend to distribute them to stockholders.  However, we have not made a final decision as to, and continue to explore the most efficient form of, any such distribution.

Modifications to the Line of Credit Agreement

We maintain a working capital line of credit (the “Facility”) which is secured by accounts receivable and is subject to certain liquidity and earnings financial covenants, and have granted a first priority security interest in substantially all of its assets to the financial institution that provides the Facility.

On July 12, 2010, we entered into a modification of the agreement providing for the Facility which provided that upon the sale of FSIU, among other things: (i) the maximum amount available under the Facility would be reduced from $10,000 to $7,500; (ii) the financial covenants would be revised to incorporate gains or losses related to the sale of certain our business units; and (iii) the early termination fee under the loan agreement would be reduced to $38. These changes became effective following the completion of the sale of FSIU on July 20, 2010.

On July 16, 2010, we entered into a modification of the agreement providing for the Facility which provided that in response to the sale of Preparedness, among other things: (i) the maximum amount available under the Facility would be further reduced from $7,500 to $5,000; (ii) the financial covenants would be further revised to incorporate severance and bonus payments under the employment agreements of the our CEO, CFO and the CEO of our Bode unit; and (iii) the early termination fee under the loan agreement would be reduced to $25.

Modification of Employment Agreements and Occurrence of a Sales Event

Effective May 11, 2010, we modified our employment agreements with each of Dr. Schiller, our CEO and Chairman, and Mr. Nyweide, our Chief Financial Officer and Executive Vice President of Corporate Development, to induce them to remain with us in the event that they became entitled to terminate their employment agreements as a result of the occurrence of a “change of control,” as defined under their employment agreements, which the Compensation Committee of our Board of Directors determined would result from the completion of the sale of Preparedness (the “Sales Event”).

Our employment agreement with Dr. Schiller, as modified (the “Schiller Employment Agreement”), provides that in the event of a Sales Event, Dr. Schiller will continue to serve as our Chairman and Chief Executive Officer for one year following the Sales Event, and devote the necessary working time and efforts, but less than substantial working time and efforts, to the business of GlobalOptions Group.  Beginning on the first day of the month immediately following a Sales Event, Dr. Schiller will receive a base salary of $180 per annum, plus certain living expenses, for the duration of the term.  In addition to his base salary, Dr. Schiller will be eligible for a discretionary cash bonus one year after the Sales Event.  Following the completion of the term of the Schiller Employment Agreement, we will have the option to continue to employ Dr. Schiller on a month-to-month basis for $20 per month.

Notwithstanding Dr. Schiller’s continued employment following a Sales Event, after the occurrence of a Sales Event, we are required to pay to Dr. Schiller all funds that would have been required to be paid under the Schiller Employment Agreement had he terminated his employment for “good reason” (as defined under the Schiller Employment Agreement). As result of the Sales Event,  for Dr. Schiller, 268,750 shares of restricted stock granted under the Executive Compensation Performance Bonus Plan (the “Performance Bonus Plan”) and 31,912 RSU awards were immediately vested, and target cash bonus awards for the year 2010 were deemed to be earned.  Out of the amount of the 2010 award that was deemed earned through the date of Sales Event, $270 was paid on August 13, 2010, and the remaining $230 will be paid in March 2011. In addition, $1,685 will be paid into a “rabbi trust,” which amount will be disbursed to Dr. Schiller six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Dr. Schiller works part-time) , representing: (i) salary that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) the target cash bonus for the period January 1, 2011 through January 31, 2012; and (iii) cash in lieu of additional shares of stock, for the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Dr. Schiller.

Dr. Schiller elected to have 113,650 shares, valued at $225, withheld in satisfaction of his tax obligation in connection with the vesting of the restricted stock and RSUs.

Our employment agreement with Mr. Nyweide, as modified (the “Nyweide Employment Agreement”), provides that in the event of a Sales Event, Mr. Nyweide will continue to serve as our Chief Financial Officer and Executive Vice President for 18 months following the Sales Event.  Following a Sales Event, Mr. Nyweide will receive his current base salary of $375 per annum for the first twelve months of such term and a reduced base salary of $180 per annum for the remaining six months, during which period his responsibilities are intended to be reduced.  In addition to his base salary, Mr. Nyweide will be eligible to receive a performance bonus of $150 in connection with a Sales Event (half payable on the date of the Sales Event and the remainder payable on the three-month anniversary thereof), and a performance bonus of $250 in the event of a sale of our fourth and final business division (half payable upon the sale of such business division and the remainder payable at the completion of the term of the Nyweide Employment Agreement).  Following the completion of the term of the Nyweide Employment Agreement, we will have the option to continue to employ Mr. Nyweide on a month-to-month basis under the same terms and conditions.

Notwithstanding Mr. Nyweide’s continued employment following a Sales Event, after the occurrence of a Sales Event, we are required to pay to Mr. Nyweide all funds that would have been required to be paid under the Nyweide Employment Agreement had he terminated his employment for “good reason” (as defined under the Nyweide Employment Agreement). As a result of the Sales Event, for Mr. Nyweide, 201,813 shares of restricted stock granted under the Performance Bonus Plan and 14,093 RSU awards were immediately vested, and target cash bonus awards for the year 2010 were deemed to be earned.  Out of the amount of the 2010 award that was deemed earned through the date of the change of control, $202 was paid on August 13, 2010, and the remaining $173 will be paid in March 2011.  In addition, $821 will be paid into a “rabbi trust,” which amount will be disbursed to Mr. Nyweide six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Mr. Nyweide works part-time), representing: (i) 50% of the salary and 100% of benefits, including a housing allowance, that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) 50% of the target cash bonus for the period January 1, 2011 through January 31, 2012 ; and (iii) cash in lieu of additional shares of stock for 50% of the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Mr.  Nyweide.

Mr. Nyweide elected to have 72,977 shares, valued at $144, withheld in satisfaction of his tax obligations in connection with the vesting of the restricted stock and RSUs.

As a result of the Sales Event, Mr. Nyweide also became entitled to a $150 performance bonus, half of which was paid on August 11, 2010, and the remainder of which will be paid on the three month anniversary of the Sales Event.

Results of Operations

Revenues

Principally, we generate our revenues through providing DNA analysis and from the sale of kits and supplies principally used by law enforcement to collect DNA materials. Generally, we must compete in the market for our clients based upon our reputation, service history and relationships. There are limited situations in which we are considered by our clients to be the sole source provider, based principally upon the experience of our personnel and our technical expertise. Our clients consist of government entities and corporations. We provide our services principally through our own employees. Currently, approximately 9% of our revenues are generated from services provided outside the United States.

Gross Profit

Our gross profit represents our revenues less the costs of revenues incurred to provide services to our clients. The most significant components of our costs of revenues are the costs of our direct labor and our direct materials. Variable costs of revenues are based upon the type of services performed or the amount of revenues generated. Fixed costs of revenues relate to our equipment and dedicated personnel. Due to the amount of fixed costs incurred, variability in our gross margins result may result from increases or decreases in revenues generated, as well as from changes in our product mix.

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

Discontinued Operations

As a result of our sale of SafirRosetti and classification of Preparedness and FSIU as “held for sale” following our entry into agreements to sell Preparedness and FSIU, the results and accounts of these business units are now presented in our financial statements as discontinued operations for the three and six months ended June 30, 2010 and all prior periods.

On July 16, 2010, we completed the sale of Preparedness, and on July 20, 2010, we completed the sale of FSIU.

Results of Operations

The following is a summary of our operating results as a percentage of our total condensed consolidated revenues for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	100%	100%	100%	100%
Cost of revenues	55	58	54	59
Gross profit	45	42	46	41
Operating expenses:
Selling and marketing expenses	12	14	14	17
General and administrative	76	72	76	78
Total operating expenses	88	86	90	95
Loss from operations	(43)	(44)	(44)	(54)
Other expense, net	(2)	(4)	(2)	(4)

Loss from continuing operations	(45)%	(48)%	(46)%	(58)%
Income (loss) from discontinued operations, net of tax	(79)	33	(32)	34
Net loss	(124)%	(15)%	(78)%	(24)%

GlobalOptions Group Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenues

We had overall revenues from continuing operations of $6,503 for the three months ended June 30, 2010, as compared to revenues of $5,405 for the three months ended June 30, 2009, for an overall increase of $1,098 or 20%.  The increase was the result of an increase in research and development projects for our government clients as well an increase in DNA analysis services, and an increase related to the sale of software.

Gross Profit

Our consolidated gross profit for the three months ended June 30, 2010 and 2009 was $2,907 and $2,256, respectively, reflecting an increase of $651 or 29%.  Our gross profit margins for the three months ended June 30, 2010 and 2009 were 45% and 42% respectively.  The increase in profit margin was primarily a result of increase in revenues from the sale of software, for which the associated costs of revenues were relatively low during the three months ended June 30, 2010.

Operating Expenses

Selling and marketing expenses were $802 or 12% of revenues for the three months ended June 30, 2010, as compared to $771 or 14% of revenues for the three months ended June 30, 2009. The increase in selling expenses for the three months ended June 30, 2010 was primarily related to a client conference.  General and administrative expenses were $4,945 or 76% of revenues for the three months ended June 30, 2010, as compared to $3,892 or 72% of revenues for the three months ended June 30, 2009.  The increase of $1,053 or 27% was primarily related to the cost of evaluating strategic alternatives and with regard to the potential sales of our business units.

Results of Discontinued Operations

(Loss) income from discontinued operations, net of tax, was $(5,103) and $1,780 for the three months ended June 30, 2010 and 2009, respectively.  The increase in losses is primarily due to an impairment charge taken with respect to FSIU, and the loss on the sale of SafirRosetti.

Net Loss

Net loss for the three months ended June 30, 2010 and 2009 was $8,062 and $821, respectively.  Net loss for the three months ended June 30, 2010 was comprised of a loss from continuing operations of $2,959 and a loss from discontinued operations, net of tax, of $5,103.  Net loss for the three months ended June 30, 2009 was comprised of a loss from continuing operations of $2,601 and income from discontinued operations, net of tax, of $1,780.  The increase in net loss is principally the result of a loss of $1,930 on the sale of SafirRosetti and a $4,475 impairment charge taken with respect to FSIU, offset by a credit related to the provision for income taxes of $602.

GlobalOptions Group Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenues

We had revenues from continuing operations of $12,529 for the six months ended June 30, 2010, as compared to revenues of $10,011 for the six months ended June 30, 2009, for an overall increase of $2,518 or 25%.  The increase in revenue resulted from an increase in research and development projects for our government clients as well an increase in DNA analysis services, and an increase related to a sale of a software application.

Gross Profit

Our consolidated gross profit for the six months ended June 30, 2010 and 2009 was $5,709 and $4,056, respectively, reflecting an increase of $1,653 or 41%, principally resulting from the increase in revenues as discussed above.  For the six months ended June 30, 2010 and 2009, our gross profit margins were 46% and 41%, respectively.  The increase in gross margin is principally due to the increase in revenues from the sale of a software application, for which the associated costs of revenues were relatively low.

Operating Expenses

Selling and marketing expenses were $1,730 or 14% of revenues for the six months ended June 30, 2010, as compared to $1,718 or 17% of revenues for the six months ended June 30, 2009, representing a $12 or 1% increase.  General and administrative expenses were $9,544 or 76% of revenues for the six months ended June 30, 2010, as compared to $7,784 or 78% of revenues for the six months ended June 30, 2009.  The increase of $1,760 or 23% is attributable to an increase in costs related to evaluating strategic alternatives and with regard to the potential sales of the company’s business units.

Results of Discontinued Operations

(Loss) income from discontinued operations, net of tax, was $(3,996) and $3,369 for the six months ended June 30, 2010 and 2009 respectively.  The increase in the loss for the six months ended June 30, 2010 is primarily due to losses from discontinued operations, an impairment charge taken with respect to FSIU, and the loss on the sale of SafirRosetti, offset by a credit related to the provision for income taxes of $511.

Net Loss

Net loss for the six months ended June 30, 2010 and 2009 was $9,755 and $2,457, respectively.  Net loss for the six months ended June 30, 2010 was comprised of a loss from continuing operations of $5,759 and a loss from discontinued operations, net of tax, of $3,996.  Net loss for the six months ended June 30, 2009 was comprised of a loss from continuing operations of $5,826 and income from discontinued operations, net of tax, of $3,369.  The increase in net loss is principally the result of a loss of $1,930 on the sale of SafirRosetti and, a $4,475 impairment charge taken with respect to FSIU, offset by a credit related to the provision for income taxes of $511.

Liquidity and Capital Resources

For the Six Months Ended June 30, 2010

We had a cash and cash equivalent balance of $3,828 as of June 30, 2010.

Cash used in operating activities of continuing operations was approximately $3,056 and $4,024 for the six months ended June 30, 2010 and 2009, respectively.  Cash used in operating activities for the six months ended June 30, 2010 resulted primarily from our net loss from continuing operations of $5,759, offset by non-cash charges for depreciation and amortization of $899 and for stock based compensation of $1,051.

Cash used in investing activities by continuing operations was $580 and $942 for the six months ended June 30, 2010 and 2009, respectively.  Of the cash used in investing activities for the six months ended June 30, 2010, $548 represented purchases of property and equipment.

Cash provided by (used in) financing activities by continuing operations was $2,122 and $(2,475) for the six months ended June 30, 2010 and 2009, respectively.  The net cash provided by financing activities for the six months ended June 30, 2010 is primarily due to proceeds from the line of credit of $2,008.

We maintain a working capital line of credit facility, maturing on September 29, 2010, which is secured by accounts receivable.  As of June 30, 2010, our net borrowings under the Facility were $4,171.  On July 16, 2010, in connection with the sale of Preparedness, the Facility was modified to, among other things, reduce the amount that we are eligible to draw under the Facility to $5,000.  At July 31, 2010 our net borrowings under the Facility were $1,114.

For the six months ended June 30, 2010, we have met our cash needs through borrowings under the Facility and by cash generated by the sale of SafirRosetti. At June 30, 2010, we had working capital of $3,543.

As we previously disclosed in our press release issued on August 12,  2010, subject to our satisfaction of and compliance with existing contractual and banking obligations, and the establishment of the appropriate reserves, we intend to distribute the net proceeds from the sales of SafirRosetti, FSIU and Preparedness to our stockholders.  If the sale of Bode is completed, we intend to distribute the proceeds of that transaction as well, less comparable deductions and reserves.  However, we have not made a final decision as to, and continue to explore the most efficient form of, any such distribution.

We believe that a likely scenario would have GlobalOptions returning some portion of the net proceeds to shareholders shortly after, and contingent upon, the completion of the sale of Bode Technology. We currently estimate that this distribution could be between $23,000 and $25,000 with later distributions in late 2011 or early 2012 after the various earnouts are received and the last escrow payment is collected.  We expect that any later distributions would be in an aggregate amount between $0, to the extent that no earnouts are achieved and no proceeds are released from escrow, to as much as $23,900.

We also note that these distribution amounts are net of our current estimates of the amounts needed for required reserves for contingencies and for the financial and operating costs of the Company, but do not consider the effects of working capital adjustments, guarantees of receivables sold, tax or other reserves which we may later conclude are necessary.

We believe that the cash generated by the sales of  SafirRosetti, Preparedness and FSIU, the cash that we expect to receive from the release of escrow amounts, the earnouts, and the payment of SafirRosetti Note, less any distributions to our stockholders, will be sufficient to finance our operations through June 30, 2011.

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

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are more fully described in our “Notes to Consolidated Financial Statements” included in the Annual Report on Form 10-K for the year ended December 31, 2009. Some of our accounting policies require the application of significant judgment by management in the preparation of the consolidated financial statements and, as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. We have identified certain accounting policies as the ones that are most important to the portrayal of our consolidated financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies include the following:

Revenue Recognition and Related Costs

For our DNA related services, revenue is recognized when it is realized or realizable and earned. We consider revenue to be realized or realizable and earned when there is persuasive evidence that an agreement exists, prices are fixed or determinable, services and products are provided to the client, and collectability is reasonably assured. We reduce revenue for estimated discounts and other allowances.

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

Stock-Based Compensation

We have adopted the fair value recognition provisions Accounting Standards Codification 718 “Compensation—Stock Compensation” (“ASC 718”).  Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions ASC 718. We recognize these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

ASC 718 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of ASC 718, we accounted for forfeitures as they occurred.

We account for equity instruments issued to non-employees in accordance with the provisions of ASC 718 which requires that such equity instruments be recorded at their fair value on the measurement date, which is typically the date the services are performed. Stock-based compensation for non-employees is accounted for under ASC 718 and is reflected within general and administrative expenses.

Discontinued Operations

We account for our discontinued operations under the provisions of ASC 205-20 “Presentation of Financial Statements – Discontinued Operations”. Accordingly, the results of operations and related charges for discontinued operations with respect to the sale of SafirRosetti and to the classification of Preparedness and FSIU as “held for sale” are reflected in net loss discontinued operations.  Assets and liabilities of the discontinued operations have been reclassified and are reflected on the our Consolidated Balance Sheet as “Current assets of discontinued operations”, “Assets of discontinued operations”, “Current liabilities of discontinued operations” and “Liabilities of discontinued operations”.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls, during our second quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 24, 2010, we issued 26,309 shares of its common stock valued at $45 to Lippert/Heilshorn and Associates, Inc. for services rendered to us during the first half of 2010.  These securities were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Default Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5. Other Information.

There are no items required to be disclosed on Current Report on Form 8-K during the quarterly period ended June 30, 2010 that were not so reported.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1	Employment Agreement Modification, dated May 13, 2010, by and between GlobalOptions Group, Inc. and Harvey W. Schiller.
10.2	Employment Agreement Modification, dated May 13, 2010, by and between GlobalOptions Group, Inc. and Jeffrey O. Nyweide.
10.3	License Agreement, dated July 16, 2010, by and between GlobalOptions Group, Inc. and Witt Group Holdings, LLC.
10.4	License Agreement, dated July 19, 2010, by and between GlobalOptions Group, Inc. and GlobalOptions Services, Inc.
10.5	Rapid Data License Agreement, dated July 19, 2010, by and between GlobalOptions Group, Inc. and GlobalOptions Services, Inc.
10.6	Intellectual Property Assignment, dated July 19, 2010, between GlobalOptions Group, Inc., GlobalOptions, Inc. and GlobalOptions Services, Inc.
10.7	Fifth Loan Modification Agreement, dated July 12, 2010, by and among GlobalOptions, Inc., The Bode Technology Group, Inc. and Silicon Valley Bank.
10.8	Sixth Loan Modification Agreement, dated July 16, 2010, by and among GlobalOptions, Inc., The Bode Technology Group, Inc. and Silicon Valley Bank.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALOPTIONS GROUP, INC.

Dated: August 16, 2010	By:	/s/ Harvey W. Schiller
Harvey W. Schiller Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 16, 2010	By:	/s/ Jeffrey O. Nyweide
Jeffrey O. Nyweide Executive Vice President-Corporate Development, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement Modification, dated May 13, 2010, by and between GlobalOptions Group, Inc. and Harvey W. Schiller.
10.2	Employment Agreement Modification, dated May 13, 2010, by and between GlobalOptions Group, Inc. and Jeffrey O. Nyweide.
10.3	License Agreement, dated July 16, 2010, by and between GlobalOptions Group, Inc. and Witt Group Holdings, LLC.
10.4	License Agreement, dated July 19, 2010, by and between GlobalOptions Group, Inc. and GlobalOptions Services, Inc.
10.5	Rapid Data License Agreement, dated July 19, 2010, by and between GlobalOptions Group, Inc. and GlobalOptions Services, Inc.
10.6	Intellectual Property Assignment, dated July 19, 2010, between GlobalOptions Group, Inc., GlobalOptions, Inc. and GlobalOptions Services, Inc.
10.7	Fifth Loan Modification Agreement, dated July 12, 2010, by and among GlobalOptions, Inc., The Bode Technology Group, Inc. and Silicon Valley Bank.
10.8	Sixth Loan Modification Agreement, dated July 16, 2010, by and among GlobalOptions, Inc., The Bode Technology Group, Inc. and Silicon Valley Bank.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.