Form 10-Q
period 2010-09-30
GlobalOptions Group, Inc.
filed 2010-11-15
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 12, 2010, there were 14,472,828 shares of the issuer’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2010

Part I  FINANCIAL INFORMATION
 Item 1.  Financial Statements

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,471	$3,221
Restricted cash equivalents	2,506	-
Prepaid expenses and other current assets	600	350
Current assets of discontinued operations	14,516	23,476

Total current assets	27,093	27,047

Property and equipment, net	32	36

Other assets of discontinued operations	15,356	31,731

Total assets	$42,481	$58,814

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$-	$2,163
Accounts payable	75	358
Accrued compensation and related benefits	1,095	195
Deferred compensation	2,506	-
Other current liabilities	937	795
Current liabilities of discontinued operations	5,653	8,180

Total current liabilities	10,266	11,691

Long-term liabilities of discontinued operations	281	1,300
Total long-term liabilities	281	1,300

Total liabilities	10,547	12,991

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,880,000 shares authorized, no shares issued or outstanding;	-	-
Series D convertible preferred stock, non-voting, $0.001 par value, 100,000 shares authorized, no shares issued or outstanding;	-	-
Series A junior participating preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued or outstanding;	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 14,796,934 shares issued and 14,469,586 shares outstanding at September 30, 2010, and 14,472,363 shares issued and 14,348,469 shares outstanding at December 31, 2009	15	14
Additional paid-in capital	114,138	111,909
Accumulated deficit	(81,571)	(65,857)
Treasury stock; at cost, 327,348 and 123,894 shares at September 30, 2010 and December 31, 2009, respectively	(648)	(243)
Total stockholders' equity	31,934	45,823
Total liabilities and stockholders' equity	$42,481	$58,814

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Operating expenses:

Selling and marketing	$237	$508	$1,430	$1,750

General and administrative	7,272	2,156	12,810	6,437

Total operating expenses	7,509	2,664	14,240	8,187

Loss from operations	(7,509)	(2,664)	(14,240)	(8,187)

Other income (expense):

Interest income	1	-	1	1

Interest (expense)	(30)	(107)	(224)	(484)

Other expense, net	(29)	(107)	(223)	(483)

Loss from continuing operations	(7,538)	(2,771)	(14,463)	(8,670)

Discontinued Operations:
Income from discontinued operations, net of tax	1,564	2,256	663	5,698
Gain (loss) on disposal, net of tax	16	-	(1,914)	-
Income (loss) from discontinued operations, net of tax	1,580	2,256	(1,251)	5,698

Net loss	$(5,958)	$(515)	$(15,714)	$(2,972)

Basic and diluted net loss per share
Continuing operations	$(0.52)	$(0.21)	$(1.01)	$(0.70)
Discontinued operations, net of tax	0.11	0.17	(0.09)	0.46

Net loss per share	$(0.41)	$(0.04)	$(1.10)	$(0.24)

Weighted average number of common shares outstanding - basic and diluted	14,418,143	13,270,411	14,274,410	12,459,456

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2010
(dollars in thousands)
(Unaudited)

					Additional
	Common Stock		Treasury Shares		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2010	14,472,363	$14	123,894	$(243)	$111,909	$(65,857)	$45,823

Issuance of shares to consultants for services provided	26,309	-	-	-	45	-	45

Issuance of common stock in connection with vesting of restricted stock units	155,561	-	-	-	-	-	-

Purchase of treasury shares in connection with cashless vesting of restricted stock units	-	-	33,654	(69)	-	-	(69)

Purchase of treasury shares in connection with cashless vesting of restricted stock	-	-	169,800	(336)	-	-	(336)

Issuance of common stock upon exercise of stock options	112,717	1	-	-	201	-	202

Issuance of common stock under employee stock purchase plan	29,984	-	-	-	43	-	43

Stock-based compensation – restricted stock vested	-	-	-	-	1,468	-	1,468

Repurchase of stock-based compensation award	-	-	-	-	(339)	-	(339)

Stock based compensation – employee stock purchase plan	-	-	-	-	15	-	15

Amortization of consultant stock option costs	-	-	-	-	95	-	95

Amortization of employee stock options costs	-	-	-	-	121	-	121

Amortization of consultant restricted stock unit costs	-	-	-	-	7	-	7

Amortization of employee restricted stock unit costs	-	-	-	-	573	-	573

Net loss	-	-	-	-	-	(15,714)	(15,714)

Balance, September 30, 2010	14,796,934	$15	327,348	$(648)	$114,138	$(81,571)	$31,934

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:

Net loss from continuing operations	$(14,463)	$(8,670)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation	4	4

Stock-based compensation	2,324	2,086

Reserve for litigation	-	40

Changes in operating assets and liabilities:

Prepaid expenses and other current assets	(250)	(71)

Accounts payable	(283)	(7)

Accrued compensation and related benefits	900	77

Deferred compensation	2,506	-

Other current liabilities	144	265

Total adjustments	5,345	2,394

Net cash used in continuing operating activities	(9,118)	(6,276)

Net cash provided by discontinued operating activities	3,776	11,891

Net cash (used in) provided by operating activities	(5,342)	5,615

Cash flows from investing activities:

Investment in restricted cash equivalents	(2,506)	-

Purchases of property and equipment	-	(16)

Net cash used in investing activities of continuing operations	(2,506)	(16)

Net cash provided by (used in) investing activities of discontinued operations	16,760	(1,951)

Net cash provided by (used in) investing activities	14,254	(1,967)

Cash flows from financing activities:

Net repayments under line of credit	(2,163)	(3,416)

Proceeds from issuance of stock in connection with options exercised	202	-

Proceeds from issuance of stock in connection with ESPP	43	69

Repurchase of stock-based compensation award	(339)	-

Repurchase of common stock	(405)	(35)

Net cash used in financing activities of continuing operations	(2,662)	(3,382)

Net cash used in financing activities of discontinued operations	-	(400)

Net cash used in financing activities	(2,662)	(3,782)

Net increase (decrease) in cash and cash equivalents	6,250	(134)

Cash and cash equivalents - beginning of period	3,221	5,276

Cash and cash equivalents - end of period	$9,471	$5,142

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$237	$575

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

1.  Nature of Operations

GlobalOptions Group, Inc. and its subsidiaries (collectively the “Company” or “GlobalOptions Group”) is a holding company operating to provide risk mitigation and management services.

 References herein to “GlobalOptions” refer to GlobalOptions, Inc., an operating subsidiary of the Company.

The Company sold its SafirRosetti business unit (“SafirRosetti”) on April 30, 2010, its Preparedness Services business unit (“Preparedness”) on July 16, 2010 and its Fraud and Special Investigative Unit Services business unit (“FSIU”) on July 20, 2010.  Additionally, the Company’s Forensic DNA Solutions and Products business unit (“Bode”) and its International Strategies business unit (“International”) were classified as held for sale as of September 30, 2010 (See Note 2 - Basis of Presentation).  On August 11, 2010, the Company entered into an agreement to sell Bode and on August 31, 2010, the Company made the determination to close International. (See Note 4 – Discontinued Operations, for a discussion of the sales of SafirRosetti, Preparedness, FSIU, and Bode and the Company’s decision to close International.)  As of September 30, 2010, continuing operations consist solely of our executive and general corporate operations.

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 16, 2010.

As a result of the sales of SafirRosetti, Preparedness and FSIU and the Company’s classification of Bode and International as “held for sale,” the Condensed Consolidated Balance Sheet as of September 30, 2010, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 present the results and accounts of these business units as discontinued operations.  All prior periods presented in the Condensed Consolidated Balance Sheets, the Condensed Consolidated Statements of Operations, and the Condensed Consolidated Statements of Cash Flows discussed herein have been restated to conform to such presentation.

Prior to the Company’s sales of SafirRosetti and entry into agreements to sell Preparedness and FSIU, the Company reported its operating results in three financial reporting segments: Preparedness Services; Fraud and SIU Services; and Security Consulting and Investigations (which was re-named Forensic DNA Solutions and Products following the sale of SafirRosetti).  The Preparedness Services segment consisted of the operations of Preparedness, which provided emergency response plans for disaster mitigation, continuity of operations and other emergency management issues for governments, corporations and individuals.  The Fraud and SIU Services segment consisted of the operations of FSIU and our International Strategies business unit, which provided multidisciplinary, international risk management and business solutions.  The Security Consulting and Investigations segment consisted of the operations of SafirRosetti and The Bode Technology Group, Inc., which provided forensic DNA analysis services.  As a result of the sales of SafirRosetti, Preparedness and FSIU as of June 30, 2010, the Company determined to cease reporting its operating results in separate segments.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

3.  Summary of Significant Accounting Policies

Restricted Cash Equivalents

Restricted cash equivalents include funds held in a "rabbi trust" under a nonqualified deferred compensation arrangement (the “Deferred Compensation Arrangement”). Each plan participant’s account is comprised of the participant’s contribution to the trust and share of earnings or losses in the plan.  The restricted cash held in the rabbi trust is considered an asset available for sale and is reported at fair value with an offsetting liability included in deferred compensation in our Condensed Consolidated Balance Sheet.  The earnings on the investments are recorded in interest income with an offsetting amount recorded in general and administrative expenses in our Condensed Consolidated Statement of Operations.  During the three and nine months ended September 30, 2010 and 2009, there were no earnings on these investments.  The fair value of the investments of the Deferred Compensation Arrangement was $2,506 and $0 at September 30, 2010 and December 31, 2009.

Fair Value Measurements

            Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

	September 30, 2010	Quoted Prices in Active Markets	Significant Other Inputs	Significant Observable Inputs	Unobservable Valuation Technique
		(Level 1)	(Level 2)	(Level 3)
Restricted Cash Equivalents	$2,506	$2,506	$-	$-	$-

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

3.	Summary of Significant Accounting Policies, continued

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

Discontinued Operations

The results of operations, loss on sale and impairment charges, as applicable for SafirRosetti, Preparedness and FSIU, which were sold on April 30, 2010, July 16, 2010 and July 20, 2010, respectively, and for International and for Bode, which are classified as “held for sale”, are included in “Income (loss) from discontinued operations, net of tax” in the accompanying Condensed Consolidated Statements of Operations. Assets and liabilities of the discontinued operations have been reclassified and are reflected in the accompanying Condensed Consolidated Balance Sheet as “Current assets of discontinued operations,” “Other assets of discontinued operations,” “Current liabilities of discontinued operations” and “Long-term liabilities of discontinued operations.”

For comparative purposes, all prior periods presented have been reclassified to reflect the classifications on a consistent basis.

Net Loss per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding, as adjusted, during the periods presented. Common stock equivalents, consisting of stock options and restricted stock units (“RSUs”) were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.  The basic weighted average number of shares was reduced for non-vested restricted stock awards. Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

	September 30,
	2010	2009
Stock options	882,134	1,037,794
Restricted stock units	8,825	229,526
Potentially dilutive securities realizable from the vesting of performance based restricted stock	-	558,063
Total potentially dilutive securities	890,959	1,825,383

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

4. Discontinued Operations

Introduction

On April 30, 2010, July 16, 2020 and July 20, 2010, the Company completed the sales of SafirRosetti, Preparedness and FSIU, respectively.  On August 11, 2010, the Company entered into an agreement to sell Bode.  Prior to approving the Company’s entry into the purchase agreements with respect to each such transaction, the Company’s Board of Directors, acting with the advice and assistance of its legal advisors, evaluated the respective purchase agreements and, acting with the advice and assistance of its legal and financial advisors, evaluated the consideration negotiated with the buyers and their representatives.  In such evaluations, the Board of Directors considered a number of substantive factors, both positive and negative, and potential benefits and detriments of the specific transaction, including but not limited to the consideration offered, likelihood of consummation, prospects for the business unit going forward, opinion of financial advisors (when provided), and effect on the Company’s cash flows.  After careful consideration, the Board of Directors determined that each of the transactions was advisable and in the best interests of the Company and its stockholders and that the form, terms and provisions of the respective transaction documents were expedient and in the best interests of the Company and its stockholders and on August 31, 2010, the Company made the determination to close International.

As a result of the Company’s sales of SafirRosetti, Preparedness and FSIU, the entry into an agreement to sell Bode, and the Company’s planned closing of International, the results and accounts of each of these business operating units are shown as discontinued operations in the Company’s financial statements.

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

Pursuant to the terms of the SafirRosetti Purchase Agreement, the Sellers sold SafirRosetti to Guidepost for aggregate consideration of (i) $3,500 in cash, subject to certain adjustments, of which $525 will be held in escrow for a period of 17 months, (ii) a secured promissory note (the “SafirRosetti Note”) in the aggregate face amount of $1,750, with an interest rate of 0.79% per annum, payable in equal installments at December 31, 2010 and June 30, 2011 and (iii) contingent consideration based on 70% of the purchased accounts receivable in excess of $1,750 collected by Guidepost between the closing and the one year anniversary of the closing.  Contingent consideration received and recognized through September 30, 2010 was $433.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

4. Discontinued Operations, continued

Sale of SafirRosetti, continued

The Company recorded a cumulative loss of $1,497 on the sale of SafirRosetti, pursuant to the following:

Cash selling price (of which $525 was held in escrow)	$3,500
Note receivable, net	1,670
Contingent cash consideration received	433
Gross proceeds from sale	5,603
Less: expenses of sale	(355)
Net proceeds from sale	5,248
Less: net book value of assets sold to buyer or written off in connection with the sale	(6,745)
Net (loss) on the sale of SafirRosetti	$(1,497)

The net loss amount above reflects the benefit of $433 in contingent proceeds received through September 30, 2010.  This loss does not reflect the full benefit of contingent proceeds on the sale, which will be recorded when realized.

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

Pursuant to the terms of the Preparedness Purchase Agreement, the Sellers sold Preparedness to Witt Holdings for aggregate consideration of (i) $10,006 in cash, of which $1,000 is to be held in escrow for 12 months following the closing, (ii) an earnout payment equal to 40% of any revenues over $15,000 earned during the 12-month period following the closing, which payment may not exceed $12,000, and (iii) the assumption of all of the Preparedness liabilities, including all termination and severance payments due to James Lee Witt, Mark Merritt, Barry Scanlon and Pate Felts upon the sale of Preparedness under their respective employment agreements, less $286, representing a payment in connection with Witt Holdings’ assumption of the lease for Preparedness’ Washington D.C. facility.  The maximum total consideration payable to the Sellers under the Preparedness Purchase Agreement is $22,000.

In addition, Witt Holdings has agreed to pay the Sellers, within six months of the date of closing, the amount by which the working capital of Preparedness at closing exceeds $6,800, and the Sellers have agreed to pay Witt Holdings, within six months of the date of closing, the amount by which the working capital of Preparedness is less than $5,800.  At September 30, 2010, the Company has estimated that Witt Holdings will pay to Sellers a working capital adjustment of approximately $1,644, which amount was subject to change pending further negotiations between Witt Holdings and the Company.  On October 29, 2010, Witt Holdings agreed to pay to Sellers a working capital adjustment of $1,652.   The Sellers have also agreed to pay Witt Holdings (i) a “true-up” of up to $1,000 based on accounts receivable (other than accounts receivable originating from the State of Louisiana or its agencies) that remain uncollected as of six months following the closing, and (ii) the face amount of any uncollected receivables arising from the bankruptcy or dissolution of any non-governmental entity.  Witt Holdings has agreed upon such “true-up” payment to transfer to the Sellers all rights with respect to such uncollected receivables.

Additionally, in connection with the Preparedness Purchase Agreement, the Company entered into (i) a license agreement pursuant to which it granted Witt Holdings a world-wide, perpetual, irrevocable, exclusive, royalty free, fully paid-up right and license to use the Company’s software in the field of emergency preparedness and disaster relief recovery, and the Company agreed not to license the Preparedness application of software to any other business in such field, and (ii) a transition service agreement pursuant to which the Company will provide Witt Holdings with certain specified transition services following the closing, including but not limited to certain information technology services.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

4. Discontinued Operations, continued

Sale of Preparedness, continued

The sale of Preparedness was subject to the approval of the Company’s stockholders, which approval was obtained at a special meeting of the Company’s stockholders held on July 15, 2010.

The Company has recorded $6,570 as an estimate for contingent cash consideration, which has been offset by a deferred gain to the extent that such recognition would result in a gain.

In future periods, the Company expects to record contingent consideration as realized.

The Company recorded a gain of $0 on the sale of Preparedness, pursuant to the following:

Cash selling price (of which $1,000 was held in escrow)	$10,006
Estimate of working capital adjustment	1,644
Contingent cash consideration, net	6,570
Deferred gain	(6,263)
Liabilities assumed	3,225
Gross proceeds from sale	15,182
Less: expenses of sale	(1,152)
Net proceeds from sale	14,030
Less: net book value of assets sold to buyer or written off in connection with the sale	(14,030)
Net gain on the sale of Preparedness	$-

This net gain of $0 reflects the recognition of contingent consideration not yet realized, net, of $307.  The company expects to reverse the deferred gain in future periods, as actual contingent consideration is realized.

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

Pursuant to the terms of the FSIU Purchase Agreement, the Sellers sold FSIU to Global Services for aggregate consideration of (i) $8,340 in cash at closing, inclusive of $34 for an estimated adjustment for working capital and $56 for the purchase of real estate lease deposits, of which $825 is to be held in escrow for 15 months following the closing and (ii) the assumption of substantially all of the liabilities of FSIU.

The cash purchase price is subject to a post closing adjustment for the actual closing date working capital of FSIU.  Global Services has agreed to pay the Sellers the amount by which the working capital of FSIU at closing exceeded $1,985.  At closing, Global services paid $34 towards the amount of the post closing adjustment.  As of September 30, 2010, the final post closing working capital adjustment has not been determined, pending further negotiations between Global Services and the Sellers.

In connection with FSIU being classified as held for sale, during the three months ended June 30, 2010, the Company recorded a charge to discontinued operations of $4,475 to write down the carrying value of the assets of FSIU to fair value.

In connection with the FSIU Purchase Agreement, the Sellers and Global Services entered into certain license agreements pursuant to which the Sellers granted Global Services worldwide, perpetual, irrevocable, exclusive, royalty-free, fully paid-up rights and licenses to certain of the Seller’s intellectual property, including but not limited to the “GlobalOptions” corporate name, logo and websites (all of which Global Services has the right to purchase in the future for nominal consideration), and the Company’s Rapid Data Module and Rapid Video Module software and related source materials that are embedded within the GlobalTrak system for the FSIU business only.  Additionally, the Sellers and Global Services entered into a transition service agreement pursuant to which the Sellers and Global Services will provide each other with certain transition services following the closing.

The Company recorded a loss of $417 on the sale of FSIU, pursuant to the following:

Cash selling price (of which $825 was held in escrow)	$8,340
Liabilities assumed	3,151
Gross proceeds from sale	11,491
Less: expenses of sale	(922)
Net proceeds from sale	10,569
Less: net book value of assets sold to buyer or written off in connection with the sale	(10,986)
Net loss on the sale of FSIU	$(417)

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

4. Discontinued Operations, continued

Entry into Agreement to sell Bode

On August 11, 2010, pursuant to the Board of Directors’ approval on August 10, 2010, the Sellers entered into a stock purchase agreement (“Bode Purchase Agreement”) with LSR Acquisition Corp (“LSR”).

Pursuant to the terms of the Bode Purchase Agreement, the Sellers will sell all of the equity securities and stock of The Bode Technology Group, Inc., which constitutes the Company’s Forensic DNA Solutions and Products business unit, referred to herein as Bode, to LSR for  aggregate consideration of (i) $24,500 in cash, of which $2,450 will be held in escrow until December 31, 2011,  (ii) an earnout payment equal to 30% of any revenues over $27,000 earned by Bode during the 12-month period following the closing of the sale, which payment may not exceed $5,500, and (iii) a cash payment of $500 in connection with LSR’s tax election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

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

The sale of Bode is subject to approval by the stockholders of the Company, which approval was obtained at a special meeting of the Company’s stockholders held on November 11, 2010.

Results of Discontinued Operations

Results and net income (loss) from discontinued operations are as follows, reflecting results of SafirRosetti, Preparedness, FSIU, Bode, and International:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Revenues	$10,329	$26,005	$60,209	$77,949
Income from operations	$1,647	$2,251	$242	$5,703
Income (loss) before tax	$1,580	$2,256	$(1,761)	$5,698
Income (loss) net of tax	$1,580	$2,256	$(1,251)	$5,698

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

4. Discontinued Operations, continued

Results of Discontinued Operations, continued

Assets and liabilities included in discontinued operations as of September 30, 2010 and December 31, 2009 are as follows:

	As of
	September 30, 2010	December 31, 2009
Assets
Accounts receivable, net	$5,716	$19,632
Due from buyer related to sale of business unit	5,361	-
Inventories, net	3,120	3,354
Prepaid expenses and other current assets	319	490
Property and equipment, net	3,431	6,958
Goodwill and intangible assets, net	11,030	24,236
Noncurrent portion of escrowed amount, related to sale of business unit	825	-
Deposits and other assets	70	537
Total assets of discontinued operations	$29,872	$55,207

Liabilities
Accounts payable	$736	$3,207
Accrued compensation	1,814	3,449
Deferred Revenues	950	590
Accrued expenses and other current liabilities	2,153	934
Other long term liabilities	281	1,300
Total liabilities of discontinued operations	$5,934	$9,480

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

5.  Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	As of
	September 30, 2010	December 31, 2009
Accrued performance based bonuses	$993	$150
Accrued payroll and commissions	43	30
Accrued employee benefits	59	14
Total	$1,095	$194

6.  Deferred Compensation

The Company has established a Deferred Compensation Arrangement for the benefit of its Chief Executive Officer and its Chief Financial Officer (See Note 8 - Employment Agreements).  The deferred compensation is held in a separate trust account, established by the Company to administer the Deferred Compensation Arrangement.  The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.   The trust qualifies as a grantor trust for income tax purposes (known as a “rabbi trust”).  The assets and liabilities of the Deferred Compensation Arrangement are valued at $2,506 as of September 30, 2010.

7.  Line of Credit

The Company maintains a working capital line of credit (the “Facility”), which matures on January 27, 2011, is secured by accounts receivable and is subject to a liquidity financial covenant. The Company has granted a first priority security interest in substantially all of its assets to the financial institution that provides this Facility.

On March 29, 2010, the financial institution that provides the Facility, GlobalOptions and The Bode Technology Group, Inc. entered into a modification of the agreement to extend the maturity of the Facility to September 29, 2010.  The Company paid a fee of $25 in connection with the March 29, 2010 agreement, which is included in general and administrative expenses.

On  July 12, 2010, the financial institution that provides the Facility, GlobalOptions and The Bode Technology Group, Inc. entered into a modification of the agreement providing for the Facility, which provided that upon the sale of FSIU, among other things: (i) the maximum amount available under the Facility would be reduced from $10,000  to $7,500; (ii) the financial covenants would be revised to incorporate gains or losses related to the sale of certain of the Company’s business units; and (iii) the early termination fee under the agreement would be reduced to $38.  These changes became effective following the completion of the sale of FSIU on July 20, 2010.

On July 16, 2010, the financial institution that provides the Facility, GlobalOptions and The Bode Technology Group, Inc. entered into a modification of the agreement providing for the Facility, which provided that in response to the sale of Preparedness, among other things: (i) the maximum amount available under the Facility would be further reduced from $7,500 to $5,000; (ii) the financial covenants would be further revised to incorporate severance and bonus payments under the employment agreements of the Company’s Chief Executive Officer and Chief Financial Officer, and the Chief Executive Officer of Bode; and (iii) the early termination fee under the loan agreement would be reduced to $25.

On September 27, 2010, the financial institution that provides the Facility, GlobalOptions and The Bode Technology Group, Inc. entered into a modification of the agreement providing for the Facility, which provided that among other things: (i) the maturity date of the Facility was extended to January 27, 2011; (ii) the applicable interest rate with respect to the amount outstanding under the Facility was set at 1%, plus the greater of (A) 6.25% or (B) the financial institution’s most recently announced “prime rate”; (iii) the collateral handling fee and the early termination fee under the agreement were eliminated; (iv) the minimum EBDA (as defined under the agreement) financial covenant under the agreement was replaced with a financial covenant requiring minimum Liquidity (as defined under the agreement) of $5,000; and (v) the Company was granted permission to repurchase up to $3,000 of its capital stock on the open market, provided that no event of default under the agreement exists or would result from any such repurchase.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

7.  Line of Credit, continued

The interest rate on the line of credit at September 30, 2010 was 7.25%.  As of September 30, 2010, the Company’s net borrowings were $0 under the line of credit and, based upon the amount of qualifying accounts receivable, the Company was eligible to draw up to a total of $3,956 under the Facility.

8.  Commitments and Contingencies

           Consulting Agreements

On March 9, 2010, effective as of April 1, 2010, the Company entered into consulting agreements (the “Safir Consulting Agreements”) with each of Howard Safir, then the Chief Executive Officer of the Company’s Security Consulting and Investigations unit, and Adam Safir, Howard Safir’s son, then an officer of the Company’s Security Consulting and Investigations unit.  Pursuant to the terms of their respective consulting agreements, as of April 1, 2010, Howard Safir and Adam Safir ceased serving as employees of the Company, but were available to provide consulting services to the Security Consulting and Investigations business unit, including being available to assist in the Company’s exploration of strategic alternatives and certain marketing assistance.  The terms of the consulting agreements were 12 months, provided, however, that the Company had the right to terminate each of the consulting agreements after three months and/or each month thereafter.  Howard Safir and Adam Safir received $30 per month and $20 per month, respectively, under the consulting agreements.  In addition, if the Company was to sell its Security Consulting and Investigations segment or any assets thereof during the term of the respective consulting agreements, each of Howard Safir and Adam Safir could have received up to $600 and $300, respectively, based upon certain aggregate sales price levels received for the business or such assets.  Also included in the consulting agreements are 12 month non-solicitation and non-servicing provisions.  On June 24, 2010, Howard Safir and Adam Safir were notified that their consulting agreements were terminated, effective on June 30, 2010.

Following the sale of the Company’s SafirRosetti business unit on April 30, 2010 and the announcement of the Company’s entry into an agreement to sell all of the equity securities of Bode, constituting the Company’s Forensic DNA Solutions and Products Services business unit, to LSR Acquisition Corp., Howard Safir and Adam Safir informed the Company they believed they had earned their respective payments of $600 and $300 under their consulting agreements.  The Company believed that the payments were not owed because the consulting agreements were terminated prior to the Company’s entry into the definitive agreement to sell Bode.  (See Note 11 – Subsequent Events, for a discussion of the Company’s entry into a settlement agreement with respect to this matter.)

Employment Agreements

Effective May 11, 2010, the Company modified its employment agreements with each of Dr. Schiller, its Chief Executive Officer and Chairman, and Mr. Nyweide, its Chief Financial Officer and Executive Vice President of Corporate Development, to induce them to remain with the Company in the event that they became entitled to terminate their employment agreements as a result of the occurrence of a “change of control,” as defined under their employment agreements, which the Compensation Committee of the Company’s Board of Directors determined would result from the completion of the sale of Preparedness.  The sale of Preparedness was completed on July 16, 2010.

As a result of the sale of Preparedness, the Company’s employment agreement with Dr. Schiller, as modified (the “Schiller Employment Agreement”), provides that Dr. Schiller will continue to serve as its Chairman and Chief Executive Officer for one year following the sale of Preparedness, and devote the necessary working time and efforts, but less than substantial working time and efforts, to the business of GlobalOptions Group.  Dr. Schiller began receiving a base salary of $180 per annum, plus certain living expenses, for the duration of the term.  In addition to his base salary, Dr. Schiller became eligible for a discretionary cash bonus one year after the sale of Preparedness.  Following the completion of the term of the Schiller Employment Agreement, the Company will have the option to continue to employ Dr. Schiller on a month-to-month basis for $20 per month.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

8.  Commitments and Contingencies, continued

Employment Agreements, continued

On July 16, 2010, upon the sale of Preparedness, 268,750 shares of restricted stock granted under the 2006 Executive Compensation Performance Bonus Plan (the “Performance Bonus Plan”) and 31,912 RSUs held by Dr. Schiller became fully vested and non-forfeitable, and the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the date of the sale of Preparedness, $270 was paid on August 13, 2010, and the remaining $230 will be paid in March 2011.  In addition, $1,685,  representing: (i) salary that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) the target cash bonus for the period January 1, 2011 through January 31, 2012; and (iii) cash in lieu of additional shares of stock, for the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Dr. Schiller, was paid into a “rabbi trust” on August 20, 2010 and will be disbursed to Dr. Schiller six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Dr. Schiller works part-time) (See Note 6 - Deferred Compensation, for a discussion of the Deferred Compensation Arrangement).  For Dr. Schiller, $252 of the cash paid in lieu of additional shares of stock was deemed to be a repurchase of his stock-based award.

Dr. Schiller elected to have 113,650 shares, valued at $225, withheld in satisfaction of his tax obligations in connection with the vesting of the restricted stock and RSUs.

As a result of the Sale of Preparedness, the Company’s employment agreement with Mr. Nyweide, as modified (the “Nyweide Employment Agreement”), provides that Mr. Nyweide will continue to serve as its Chief Financial Officer and Executive Vice President for 18 months following the sale of Preparedness.  Mr. Nyweide began receiving his current base salary of $375 per annum for the first twelve months of such term and a reduced base salary of $180 per annum for the remaining six months, during which period his responsibilities are intended to be reduced.  In addition to his base salary, Mr. Nyweide earned a performance bonus of $150 in connection with the sale of Preparedness of which $75 was paid on August 20, and the remaining $75 was paid on October 15, 2010, and a performance bonus of $250 in the event of a sale of the Company’s fourth and final business division (half payable upon the sale of such business division and the remainder payable at the completion of the term of the Nyweide Employment Agreement).  Following the completion of the term of the Nyweide Employment Agreement, the Company will have the option to continue to employ Mr. Nyweide on a month-to-month basis under the same terms and conditions.

On July 16, 2010, upon the sale of Preparedness, 201,813 shares of restricted stock granted under the Performance Bonus Plan and 14,093 RSUs held by Mr. Nyweide became fully vested and non-forfeitable, and the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the date of the sale of Preparedness, $202 was paid on August 13, 2010, and the remaining $173 will be paid in March 2011.   In addition, $821, representing: (i) 50% of the salary and 100% of benefits, including a housing allowance, that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) 50% of the target cash bonus for the period January 1, 2011 through January 31, 2012 ; and (iii) cash in lieu of additional shares of stock for 50% of the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Mr. Nyweide, was paid into a “rabbi trust” on August 23, 2010 and will be disbursed to Mr. Nyweide six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Mr. Nyweide works part-time) (See Note 6 - Deferred Compensation, for a discussion of the Deferred Compensation Arrangement). For Mr. Nyweide, $87 of the cash paid in lieu of additional shares of stock was deemed to be a repurchase of his stock-based award.

Mr. Nyweide elected to have 72,977 shares, valued at $144, withheld in satisfaction of his tax obligations in connection with the vesting of the restricted stock and RSUs.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

8.   Commitments and Contingencies, continued

Operating Leases

The Company has a month to month obligation for an office lease.

Rent expense charged to continuing operations amounted to $54 and $54 for the three months ended September 30, 2010 and 2009, respectively, and $162 and $158 for the nine months ended September 30, 2010 and 2009, respectively.

Litigation, Claims and Assessments

From time to time, in the normal course of business, the Company may be involved in litigation.  The Company’s management has determined any asserted or unasserted claims to be immaterial to the consolidated financial statements.

9.   Stockholders’ Equity

Common Stock Issued

During the nine months ended September 30, 2010, the Company issued 29,984 shares of its common stock under the Amended and Restated 2006 Employee Stock Purchase Plan (the “Stock Purchase Plan”).  The Company realized proceeds of $42 and recognized stock based compensation of $15 in connection with the issuance of these shares.

During the nine months ended September 30, 2010, the Company issued 112,717 shares of its common stock upon the exercise of stock options and realized proceeds of $202.

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

During July and August 2010, the Company issued 109,554 shares of its common stock upon the vesting of RSUs issued under the Incentive Plan.  (See Note 7 – Commitments and Contingencies – Employment Agreements, for a discussion of the issuance of shares of the Company’s common stock pursuant to the vesting of RSUs held by the Company’s Chief Executive Officer and Chief Financial Officer as a result of the sale of Preparedness.)

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

9.   Stockholders’ Equity, continued

Restricted Stock Issued Under Performance Based Executive Bonus Plan

On December 19, 2006, the Company awarded 100,000 and 75,000 shares of unvested restricted stock to its Chief Executive Officer and Chief Financial Officer, respectively, in connection with the extension of their respective employment and consulting agreements. On July 24, 2008, the Company awarded an additional 250,000 and 187,500 shares of unvested restricted stock to its Chief Executive Officer and Chief Financial Officer, respectively, in connection with the Performance Bonus Plan.

As a result of the sale of Preparedness,  the remaining 268,750 and 201,813 unvested shares held by Dr. Schiller and Mr. Nyweide, respectively, were no longer subject to forfeiture, and 31,912 and 14,094 RSUs became vested, respectively.  Dr. Schiller and Mr. Nyweide elected to have the Company withhold 113,650 and 72,977 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of their restricted stock and RSUs.  Such withheld shares, valued at $201 and $135, respectively, are reflected as treasury shares in the Company’s books and records.  As of September 30, 2010 Dr. Schiller and Mr. Nyweide have no more non-vested shares of restricted stock.  (See Note 7 – Commitments and Contingencies – Employment Agreements, for additional discussion regarding these shares.)

Stockholder Rights Plan

On September 7, 2010, the Company entered into a stockholder rights plan, dated as of September 7, 2010 (the “Rights Agreement”), with Continental Transfer & Trust Company, as rights agent.

On September 7, 2010, in connection with the Company’s entry into the Rights Agreement, the Board of Directors authorized the issuance of one right (a “Right”) to purchase one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), at a purchase price of $4.10 (as may be adjusted from time to time as provided in the Rights Agreement) for each share of the Company’s outstanding common stock  to stockholders of record as of the close of business on September 17, 2010.  The Rights will expire on September 7, 2013.

Series A Junior Participating Preferred Stock

On September 7, 2010, the Company filed a certificate of designation with the State of Delaware authorizing the designation of a total of 20,000 shares of Series A Preferred Stock.

    Voting Rights

No voting rights shall attach to the Series A Preferred Stock.

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, holders of Series A Preferred Stock, no distribution shall be made to the holders of any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock.

Dividends

Subject to the superior rights of the holders of shares of any other series of preferred stock or other class of capital stock of the Company ranking superior to the shares of Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors, out of the assets of the Company legally available therefor, dividends payable in cash on the payment date for each cash dividend declared on the shares of common stock (currently 1,000) of the Company in an amount per whole share (rounded to the nearest cent) equal to the Formula Number then in effect times the cash dividends then to be paid on each share of common stock.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

10. Stock Based Compensation

 Amended and Restated 2006 Long-Term Incentive Plan (“Incentive Plan”)

Under the Incentive Plan, the Company may issue up to 3,000,000 shares of the Company’s common stock.  The Compensation Committee has the authority to determine the amount, type and terms of each award, but may not grant awards under the Incentive Plan, in any combination, for more than 625,000 shares of the Company’s common stock to any individual during any calendar year, increased from 312,500 under the Company’s original 2006 Long-Term Incentive Plan.

As of September 30, 2010, 1,090,474 shares of common stock remained eligible to be issued under the Incentive Plan.

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

For the three months ended September 30, 2010 and 2009, 2,863 and 14,770 shares were issued under the Stock Purchase Plan, resulting in proceeds of $5 and $23, respectively.  Stock based compensation recognized in connection with the issuance of these shares was $2 and $8, respectively.  For the nine months ended September 30, 2010 and 2009, 29,984 and 51,394 shares were issued under the Stock Purchase Plan, resulting in proceeds of $43 and $69, respectively. Stock based compensation recognized in connection with the issuance of these shares was $15 and $23, respectively.

(See Note 10 – Subsequent Events – Stock Based Compensation, for a discussion of stock issuances under the Stock Purchase Plan in October 2010.)

As of September 30, 2010, 1,878,917 shares of common stock remained eligible to be issued under the Stock Purchase Plan.

Stock Based Compensation

Equity instruments issued to employees are recorded at their fair value on the date of grant and are amortized over the vesting period of the award. Stock based compensation for employees was approximately $1,246 and $634 for the three months ended September 30, 2010 and 2009, respectively, and $2,177 and $1,909 for the nine months ended September 30, 2010 and 2009, respectively.  For the three months ended September 30, 2010 and 2009, $0 and $130, respectively, were reflected in selling and marketing expenses, and $1,246 and $504, respectively, were reflected in general and administrative expenses.  For the nine months ended September 30, 2010 and 2009, $205 and $245, respectively, were reflected in selling and marketing expenses, and $1,971 and $1,664, respectively, were reflected in general and administrative expenses.

Equity instruments issued to non-employees are recorded at their fair value on the grant date. The non-vested portions of the award are adjusted based on market value on a quarterly basis and the adjusted value of award is amortized over the expected service period.  Stock based compensation for non-employees was approximately $26 and $20 for the three months ended September 30, 2010 and 2009, respectively, and $147 and $177 for the nine months ended September 30, 2010 and 2009, respectively.  For the three months ended September 30, 2010 and 2009, all stock based compensation for non-employees was reflected in general and administrative expenses.  For the nine months ended September 30, 2010 and 2009, $0 and $98, respectively, were reflected in selling and marketing expenses, and $147 and $79, respectively, were reflected in general and administrative expenses.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

10. Stock Based Compensation, continued

Stock Based Compensation, continued

The following tables summarize total stock based compensation costs recognized for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,
	2010			2009
	Employees	Non Employees	Total	Employees	Non Employees	Total
Stock options	$(81)	$26	$(55)	$103	$20	$123
RSUs	289	-	289	247	-	247
Stock purchase plan	2	-	2	8	-	8
Amortization of restricted shares under performance based executive bonus award	1,036	-	1,036	276	-	276
Shares issued to consultants for services	-	-	-	-	-	-
Total	$1,246	$26	$1,272	$634	$20	$654

	For the Nine Months Ended September 30,
	2010			2009
	Employees	Non Employees	Total	Employees	Non Employees	Total
Stock options	$121	$95	$216	$322	$75	$397
RSUs	573	7	580	825	4	829
Stock purchase plan	15	-	15	23	-	23
Amortization of restricted shares under performance based executive bonus award	1,468	-	1,468	739	-	739
Shares issued to consultants for services	-	45	45	-	98	98
Total	$2,177	$147	$2,324	$1,909	$177	$2,086

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

10. Stock Based Compensation, continued

Stock Options

The fair value of each option grant during the nine months ended September 30, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average assumptions used to compute the grant date value of the options granted during the three and nine months ended September 30, 2010 and 2009 were as follows:

	For the Nine Months Ended
	September 30,
	2010	2009
Dividend yield	0%	0%
Expected volatility	103.2%	104%
Risk-free interest rate	2.69%	1.86%
Expected lives	3 years	3.6 years

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

The weighted average fair value of the options on the date of grant, using the fair value based methodology for the nine months ended September 30, 2010 and 2009 was $1.06 and $1.24 per share, respectively.

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

At September 30, 2010, the unamortized value of stock options held by employees was approximately $165.  The unamortized portion will be expensed over a weighted average period of 0.5 years.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

10. Stock Based Compensation, continued

Stock Options, continued

A summary of the status of the Company’s stock option plans and the changes during the nine months ended September 30, 2010, is presented in the table below:
	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life	Intrinsic Value
Options outstanding at January 1, 2010	967,781	$2.57	3.5
Granted	175,000
Exercised	(112,717)
Forfeited	(147,930)
Options outstanding at September 30, 2010	882,134	$2.33	3.1	$210
Exercisable September 30, 2010	638,306	$2.57	3.0	$122

Upon the completion of the sales of SafirRosetti, Preparedness and FSIU, their employees were no longer deemed to be in service to the Company.  Pursuant to the terms of the Incentive Plan, options not exercised within 90 days of an employee’s separation of service are forfeited.   As of September 30, 2010 there were outstanding options for the purchase of 124,333 shares of common stock held by employees of FSIU, outstanding options for the purchase of 154,493 shares of common stock held by employees of Preparedness, outstanding options for the purchase of 47,108 shares of stock by the employees of Bode, and outstanding options for the purchase of 18,700 shares of common stock held by the employees of International.  On July 29, 2010, unexercised stock options for the purchase of 87,184 shares of common stock held by employees of SafirRosetti were forfeited.  Of the 334,634 options held by employees of discontinued operations, 161,223 are vested and exercisable.

Restricted Stock Units (RSUs)

At September 30, 2010, the unamortized value of RSUs held by employees was approximately $5. The unamortized portion will be expensed over a weighted average period of 0.8 years.

A summary of the activity related to RSUs for the nine months ended September 30, 2010 is presented below:

	Total	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	228,819	$2.12
RSUs vested	(155,561)
RSUs forfeited	(64,433)
Nonvested at September 30, 2010	8,825	$2.12

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

11.  Subsequent Events

Stock Based Compensation

During October 2010, the Company issued 2,310 shares of its common stock in connection with the exercise of stock options.

On October 31, 2010, the Company issued 932 shares of its common stock under the Stock Purchase Plan.  The Company realized proceeds of $2 and recognized stock based compensation of $1 in connection with the issuance of these shares.

Stock Repurchase Program

On October 27, 2010, the Board of Directors authorized the repurchase of up to $3,000 of the Company’s common stock over a period of 18 months, at such times, amounts and prices as the Company deems appropriate.  The repurchases may take place in the open market or in privately negotiated transactions, and may be made under a Rule 10b5-1 plan.

Settlement Agreement with Howard Safir and Adam Safir

On November 4, 2010, the Company entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Howard Safir and Adam Safir regarding (a) a default judgment in the original amount of approximately $482 against Safir Rosetti, LLC in the Circuit Court for Miami-Dade County, Florida (the “Florida Litigation”) as well as any potential or threatened claims arising out of the Florida Litigation, and (b) Howard Safir and Adam Safir’s respective consulting agreements with the Company.  Pursuant to the Settlement Agreement, the parties settled any and all past, present, future, potential or threatened disputed legal claims between them arising from the Florida Litigation and the Safir Consulting Agreements.  The default judgment in the Florida Litigation is a result of a case for breach of contract against Safir Rosetti, LLC that pre-dated the Company’s acquisition of Safir Rosetti, LLC in May 2006, and the plaintiff previously threatened to seek to recover the default judgment from the Company.  In consideration for the settlement, the Company deposited $375 in an escrow account on November 9, 2010, which amount will be paid to Howard Safir and Adam Safir upon evidence that that they have entered into an effective settlement agreement with the plaintiff in the Florida Litigation, waiving any and all of the plaintiff’s legal claims against the Company.  The waiver must be obtained by November 1, 2011 or the escrow funds will be distributed to the Company and the Safir Consulting Agreements will be deemed null and void.

Litigation, Claims and Assessments

On October 2, 2010, the Company, along with others, was notified that it is a defendant in a lawsuit filed by a third party for alleged conversion of assets, tortuous interference and defamation, among other claims.  The suit asks for actual and punitive damages totaling $4,200,000.  The Company believes the suit is completely without merit and intends to vigorously defend its position.

Limited Waiver of Rights Agreement and Stockholder Support Agreement

On October 27, 2010, the Company entered into a Support Agreement (the “Support Agreement”) with Weiss Asset Management LP, a Delaware limited partnership acting solely in its capacity as investment manager to certain funds managed by it (the “Stockholder”).  As of market close on October 27, 2010, certain funds managed by the Stockholder beneficially owned an aggregate of 5,766,324 shares of the Company’s common stock, or approximately 40% of the common stock outstanding.  Because the record date of the special meeting of the Company’s stockholders scheduled to take place on November 11, 2010 (the “Special Meeting”) was set as September 15, 2010, as of October 28, 2010 the Stockholder had the right to vote 936,897 shares, or approximately 6.5%, of the common stock entitled to be voted at the Special Meeting.  The Stockholder is entitled to obtain the right to vote an additional 4,237,561 shares (resulting in an aggregate of approximately 35.9% of the common stock outstanding and entitled to be voted at the Special Meeting over which the Stockholder expects to have voting rights), and pursuant to the Support Agreement, the Stockholder will vote or cause to be voted all of the shares of common stock over which the Stockholder has voting power:

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(dollars in thousands except per share amounts)

11.  Subsequent Events, continued

Limited Waiver of Rights Agreement and Stockholder Support Agreement, continued

•
in favor of approval of the Company’s proposed sale of all of the outstanding capital stock of The Bode Technology Group, Inc. pursuant to that certain Stock Purchase Agreement, dated August 11, 2010, by and among the Company, GlobalOptions, The Bode Technology Group, Inc. and LSR (the “Bode Transaction”);

•
in favor of the proposal to adjourn the Special Meeting to a later date, if necessary or appropriate, to allow for the solicitation of additional proxies in favor of the proposal to approve the Bode Transaction (if the Company, in its reasonable discretion, determines such votes are necessary in order to ensure passage of the proposal); and

•	in favor of the election of all director nominees recommended by the Company’s Board of Directors at the Company’s 2010 annual meeting of stockholders.

In connection with the Support Agreement as a condition to the Stockholder’s obligations under the Support Agreement, on October 27, 2010, the Company adopted resolutions providing that:

•
the Stockholder, together with the funds managed by the Stockholder, will not be deemed to be an “Acquiring Person” for the purposes of the Rights Agreement unless and until the Stockholder becomes the Beneficial Owner (as defined under the Rights Agreement) of in excess of 44% of the common shares (as defined under the Rights Agreement) then outstanding; and

•
solely for the purposes of Section 203 of the Delaware General Corporation Law, the acquisition of up to 44% of the common stock by the Stockholder and the funds managed by the Stockholder is approved by the Board of Directors.

The Board of Directors adopted such resolutions on October 27, 2010.  Further, the Company agreed that, if requested by the Stockholder, within 10 business days of such request the Board of Directors will appoint one designee of the Stockholder (the “Stockholder Designee”) to serve on the Board of Directors, and until such date as the Stockholder beneficially owns less than 15% of the common stock then outstanding, the Board of Directors will nominate and recommend the election of the Stockholder Designee to the Board of Directors, and solicit proxies for the election of the Stockholder Designee to the Board of Directors, at any meeting of the Company’s stockholders at which they are asked to vote for the election of directors.

            Additionally, the Stockholder agreed to certain standstill restrictions with respect to, among other things, (i) effecting, proposing or participating in any tender offer or exchange offer involving the common stock other than a tender offer made by the Company, (ii) participating in a merger, asset sale or other extraordinary transaction with or involving the Company and (iii) nominating individuals for election to the Board of Directors.  The standstill restrictions will expire on the earlier of the 18-month anniversary of the date of the Support Agreement and the date the Company fails to meet any of a number of requirements set forth in the Support Agreement, including but not limited to making certain cash distributions to the Company’s stockholders on a specified timeframe.

Stockholder Meeting

During the Company’s stockholder meeting on November 11, 2010, the stockholders approved the Bode Transaction.

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

Overview

GlobalOptions Group, Inc. and its subsidiaries (collectively the “Company” or “GlobalOptions Group”) is a holding company operating to provide risk mitigation and management services. References herein to “GlobalOptions” refer to GlobalOptions, Inc., an operating subsidiary of the Company.

We completed the sale of our SafirRosetti business unit (“SafirRosetti”) on April 30, 2010, our Preparedness Services business unit (“Preparedness”) on July 16, 2010 and our Fraud and Special Investigative Unit business unit (“FSIU”) on July 20, 2010.  Additionally, the Company’s Forensic DNA Solutions and Products Services business unit (“Bode”) and the International Strategies business unit (“International”) were classified as held for sale as of September 30, 2010.  On August 11, 2010, we entered into an agreement to sell Bode and on August 31, 2010, we made the determination to close International.

As a result of our sales of SafirRosetti, Preparedness and FSIU, our entry into an agreement to sell Bode and our determination to close International, the results and accounts of these business units are shown as discontinued operations in our financial statements.  As of September 30, 2010, continuing operations consist solely of our executive and general corporate operations.

The sales of SafirRosetti, Preparedness and FSIU, our entry into an agreement to sell Bode and the closing of International are discussed in detail in “Corporate Developments” below.

We have publicly announced that we currently intend to return the net proceeds from the sales of the SafirRosetti, Preparedness and FSIU and the contemplated sale of Bode to our stockholders after satisfying existing contractual and banking obligations and establishing appropriate reserves for contingencies and ongoing operating costs.  However, we have not made a final decision as to, and continue to explore the most efficient form of, any such distribution.  We have not made a decision as to an alternative use of the net proceeds from the sales of SafirRosetti, Preparedness and FSIU and the contemplated sale of Bode in the event that we determine not to make a distribution to our stockholders.

Prior to our sale of SafirRosetti and entry into agreements to sell Preparedness and FSIU, we reported operating results in three financial reporting segments: Preparedness; Fraud and SIU Services; and Security Consulting and Investigations (which was re-named Forensic DNA Solutions and Products following the sale of SafirRosetti).  The Preparedness segment consisted of the operations of Preparedness, which implemented crisis management and emergency response plans and other emergency management issued for governments, corporations and individuals.  The Fraud and SIU Services segment consisted of the operations of FSIU and our International Strategies business unit, which provided multidisciplinary, international risk management and business solutions.  The Security Consulting and Investigations segment consisted of the operations of SafirRosetti, which provided security and investigative services, and The Bode Technology Group, Inc., which provides forensic DNA analysis services.  As a result of the sales of these business units, we no longer report operating results in separate segments.

Corporate Developments

Sale of SafirRosetti

On April 30, 2010, we completed the sale of all assets used in SafirRosetti in accordance with an asset purchase agreement dated April 23, 2010 (the “SafirRosetti Purchase Agreement”), by and among us, GlobalOptions and Guidepost Solutions LLC (“Guidepost”), of which Joseph Rosetti, a former officer of SafirRosetti, is a principal.

Pursuant to the terms of the SafirRosetti Purchase Agreement, SafirRosetti was sold for aggregate consideration of (i) $3,500 in cash, subject to certain adjustments, of which $525 will be held in escrow for a period of 17 months; (ii) a secured promissory note (the “SafirRosetti Note”) in the aggregate face amount of $1,750, with an interest rate of 0.79% per annum, payable in equal installments at December 31, 2010 and June 30, 2011; and (iii) contingent consideration based on 70% of the purchased accounts receivable in excess of $1,750 collected by Guidepost between the closing and the one year anniversary of the closing.  Contingent consideration received and recognized through September 30, 2010 was $433.

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

Sale of Preparedness

On July 16, 2010, we completed the sale of all assets used in Preparedness in accordance with an asset purchase agreement dated May 13, 2010 (the “Preparedness Purchase Agreement”), by and among us, GlobalOptions  and Witt Group Holdings, LLC, (“Witt Holdings”), of which James Lee Witt, Chief Executive Officer, Mark Merritt, Co-President, Barry Scanlon, Co-President, and Pate Felts, Senior Advisor, respectively, of Preparedness are principals.

Pursuant to the terms of the Preparedness Purchase Agreement, we sold Preparedness to Witt Holdings for aggregate consideration of (i) $10,006 in cash, of which $1,000 is to be held in escrow for 12 months following the closing; (ii) an earnout payment equal to 40% of any revenues over $15,000 earned during the 12-month period following the closing, which payment may not exceed $12,000; and (iii) the assumption of all of Preparedness’ liabilities, including all termination and severance payments due to James Lee Witt, Mark Merritt, Barry Scanlon and Pate Felts upon the sale of Preparedness under their respective employment agreements, less $286, representing a payment in connection with Witt Holdings, assumption of the lease for Preparedness’ Washington D.C. facility. The maximum total consideration payable to the Sellers under the Preparedness Purchase Agreement is $22,000.

In addition, Witt Holdings has agreed to pay us, within six months of the date of closing, the amount by which the working capital of Preparedness at closing exceeds $6,800, and we have agreed to pay Witt Holdings, within six months of the date of closing, the amount by which the working capital of Preparedness is less than $5,800. At September 30, 2010, we have estimated that Witt Holdings will pay to us a working capital adjustment of approximately $1,644, which amount was subject to change pending further negotiations between Witt Holdings and us.  On October 29, 2010, Witt Holdings agreed to pay to us a working capital adjustment of $1,652.      We have also agreed to pay Witt Holdings (i) a “true-up” of up to $1,000 based on accounts receivable (other than accounts receivable originating from the State of Louisiana or its agencies) that remain uncollected as of six months following the closing, and (ii) the face amount of any uncollected receivables arising from the bankruptcy or dissolution of any non-governmental entity.  Witt Holdings has agreed upon such “true-up” payment to transfer to the Sellers all rights with respect to such uncollected receivables.

Additionally, in connection with the Preparedness Purchase Agreement, we entered into (i) a license agreement pursuant to which it granted Witt Holdings a world-wide, perpetual, irrevocable, exclusive, royalty free, fully paid-up right and license to use our software in the field of emergency preparedness and disaster relief recovery, and we agreed not to license the Preparedness application of the software to any other business in such field, and (ii) a transition service agreement pursuant to which we will provide Witt Holdings with certain specified transition services following the closing, including but not limited to certain information technology services.

The sale of Preparedness was subject to the approval of our stockholders, which approval was obtained at a special meeting of our stockholders held on July 15, 2010.

Sale of FSIU

On July 20, 2010, we completed the sale of all assets used in FSIU in accordance with an asset purchase agreement dated June 11, 2010 (the “FSIU Purchase Agreement”), by and among us, GlobalOptions and GlobalOptions Services, Inc. (“Global Services”), of which Frank Pinder, the President of FSIU, together with David Finney, James Buscarini, Kevin McGinn and Mike Brantley, respectively the Vice Presidents of Operations, Business Development, Finance and IT, are officers and shareholders.  Balmoral Advisors, LLC, Private Equity Partners LLC and the North Atlantic Value LLP unit of JO Hambro Capital Management Ltd were the private equity sponsors.

Pursuant to the terms of the FSIU Purchase Agreement, we sold FSIU to Global Services for aggregate consideration of (i) $8,340 in cash at closing, inclusive of $34 for an estimated adjustment for working capital and $56 for the purchase of real estate lease deposits, of which $825 is to be held in escrow for 15 months following the closing and (ii) the assumption of substantially all of the liabilities of FSIU.

The cash purchase price is subject to a post closing adjustment for the actual closing date working capital of FSIU.  Global Services has agreed to pay us the amount by which the working capital of FSIU at closing exceeded $1,985.  At closing, Global services paid us $34 towards the amount of the post closing adjustment.  As of September 30, 2010, the final post closing working capital adjustment has not been determined, pending further negotiations between us and Global Services.

In connection with FSIU being classified as held for sale, during the three months ended June 30, 2010, we recorded a charge to discontinued operations of $4,475 to write down the carrying value of the assets of FSIU to fair value.

In connection with the FSIU Purchase Agreement, we entered into certain license agreements with Global Services pursuant to which we granted Global Services worldwide, perpetual, irrevocable, exclusive, royalty-free, fully paid-up rights and licenses to certain of our intellectual property, including but not limited to the “GlobalOptions” corporate name, logo and websites (all of which Global Services has the right to purchase in the future for nominal consideration), and our Rapid Data Module and Rapid Video Module software and related source materials that are embedded within the GlobalTrak system for the FSIU business only.  Additionally, we entered into a transition service agreement pursuant to which we and Global Services will provide each other with certain transition services following the closing.

Entry into Agreement to sell Bode

On August 11, 2010, we, GlobalOptions and The Bode Technology Group, Inc. entered into a stock purchase agreement (“Bode Purchase Agreement”) with LSR Acquisition Corp (“LSR”).

Pursuant to the terms of the Bode Purchase Agreement, we will sell all of the equity securities and stock of Bode to LSR for aggregate consideration of (i) $24,500 in cash,  of which $2,450 will be held in escrow until December 31, 2011,  (ii) an earnout payment equal to 30% of any revenues over $27,000 earned by Bode during the 12-month period following the closing of the sale, which payment may not exceed $5,500, and (iii) a cash payment of $500 in connection with LSR’s tax election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").

  In addition, LSR has agreed to pay the us the amount by which the working capital of Bode at closing exceeds $5,600, and we have agreed to pay LSR the amount by which the working capital of Bode at closing is less than $5,600, provided that in either case no such payment will be required unless it is in excess of $150.  We have also agreed to pay LSR a “true-up” of up to $1,000, based on accounts receivable that remain uncollected 180 days after the closing and LSR has agreed to transfer to us all rights with respect to such uncollected receivables after LSR’s receipt of such “true-up” payment.

The sale of Bode is subject to approval by our stockholders, which approval was obtained at a special meeting of our stockholders held on November 11, 2010.

Distribution of Proceeds from the Sales of SafirRosetti, Preparedness, FSIU and Bode

As we previously disclosed in our press release issued on August 12, 2010, subject to our satisfaction of and compliance with existing contractual and banking obligations, and the establishment of appropriate reserves, we intend to distribute the net proceeds from the sales of SafirRosetti, Preparedness and FSIU to our stockholders. If the sale of Bode is completed, we intend to distribute the proceeds of that transaction as well, less comparable deductions. However, we have not made a final decision as to, and continue to explore the most efficient form of, any such distribution.

In addition to the fixed portion of the purchase price for SafirRosetti, Preparedness, FSIU and Bode, each agreement provides for contingent proceeds in the form of earnouts and/or the return of an escrow deposit. The following table represents the minimum and maximum aggregate contingent proceeds that may be realized from the sales of SafirRosetti, FSIU, Preparedness, and Bode.

	SafirRosetti		FSIU		Preparedness		Bode		Total
	Min	Max	Min	Max	Min	Max	Min	Max	Min	Max
Earnout	$433	$1,600	$-	$-	$-	$12,000	$-	$5,500	$433	$19,100
Return of escrow	-	525	-	825	-	1,000	-	2,450	-	4,800
Totals	$433	$2,125	$-	$825	$-	$13,000	$-	$7,950	$433	$23,900

In the table above, the minimum amount in connection with the sale of SafirRosetti includes $433 of contingent consideration that was realized and recognized through September 30, 2010.  There is no assurance that any of these contingent proceeds in excess of amounts already received will be realized.  Accordingly, in each case, except in the case of the sale of SafirRosetti, the minimum amount is $0. Neither the maximum nor the minimum amounts represent management’s expectation of the amount of contingent proceeds to be realized.  Additionally, these contingent proceeds do not reflect certain potential working capital adjustments and accounts receivable guarantees that we provided for with respect to the above mentioned transactions.

If we receive the contingent proceeds discussed above, we intend to distribute them to stockholders, less deductions comparable to those described above with respect to the distribution of the other proceeds of the transactions.  However, we have not made a final decision as to, and continue to explore the most efficient form of, any such distribution.

Modifications to the Line of Credit Agreement

We maintain a working capital line of credit (the “Facility”) which is secured by accounts receivable and is subject to a liquidity covenant, and have granted a first priority security interest in substantially all of our assets to the financial institution that provides the Facility.

On July 12, 2010, we entered into a modification of the agreement providing for the Facility, which provided that upon the sale of FSIU, among other things: (i) the maximum amount available under the Facility would be reduced from $10,000 to $7,500; (ii) the financial covenants would be revised to incorporate gains or losses related to the sale of certain our business units; and (iii) the early termination fee under the loan agreement would be reduced to $38. These changes became effective following the completion of the sale of FSIU on July 20, 2010.

On July 16, 2010, we entered into a modification of the agreement providing for the Facility, which provided that in response to the sale of Preparedness, among other things: (i) the maximum amount available under the Facility would be further reduced from $7,500 to $5,000; (ii) the financial covenants would be further revised to incorporate severance and bonus payments under the employment agreements of our Chief Executive Officer, our Chief Financial Officer, and the Chief Executive Officer of our Bode unit; and (iii) the early termination fee under the loan agreement would be reduced to $25.

On September 27, 2010, we entered into a modification of the agreement providing for the Facility, which provided that among other things: (i) extend the maturity date of the Facility to January 27, 2011; (ii) set the applicable interest rate with respect to the amount outstanding under the Facility at 1%, plus the greater of (A) 6.25% or (B) the financial institution’s most recently announced “prime rate”; (iii) eliminate the collateral handling fee and early termination fee under the agreement; (iv) replace the minimum EBDA (as defined under the agreement) financial covenant under the agreement with a financial covenant requiring minimum Liquidity (as defined under the agreement) of $5,000; and (v) permit us to repurchase up to $3,000 of our capital stock on the open market, provided that no event of default under the agreement exists or would result from any such repurchase.

Modification of Employment Agreements

Effective May 11, 2010, we modified our employment agreements with each of Dr. Schiller, our Chief Executive Officer and Chairman, and Mr. Nyweide, our Chief Financial Officer and Executive Vice President of Corporate Development, to induce them to remain with us in the event that they became entitled to terminate their employment agreements as a result of the occurrence of a “change of control,” as defined under their employment agreements, which the Compensation Committee of our Board of Directors determined would result from the completion of the sale of Preparedness.  The sale of Preparedness was completed on July 16, 2010.

As a result of the sale of Preparedness, our employment agreement with Dr. Schiller, as modified (the “Schiller Employment Agreement”), provides that Dr. Schiller will continue to serve as our Chairman and Chief Executive Officer for one year following the sale of Preparedness, and devote the necessary working time and efforts, but less than substantial working time and efforts, to the business of GlobalOptions Group.  Dr. Schiller began receiving a base salary of $180 per annum, plus certain living expenses, for the duration of the term.  In addition to his base salary, Dr. Schiller became eligible for a discretionary cash bonus one year after the sale of Preparedness.  Following the completion of the term of the Schiller Employment Agreement, we will have the option to continue to employ Dr. Schiller on a month-to-month basis for $20 per month.

On July 16, 2010, upon the sale of Preparedness, 268,750 shares of restricted stock granted under the 2006 Executive Compensation Performance Bonus Plan (the “Performance Bonus Plan”) and 31,912 RSUs held by Dr. Schiller became fully vested and non-forfeitable, and the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the date of the sale of Preparedness, $270 was paid on August 13, 2010, and the remaining $230 will be paid in March 2011.  In addition, $1,685,  representing: (i) salary that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) the target cash bonus for the period January 1, 2011 through January 31, 2012; and (iii) cash in lieu of additional shares of stock, for the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Dr. Schiller, was paid into a “rabbi trust” on August 20, 2010 and will be disbursed to Dr. Schiller six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Dr. Schiller works part-time).  For Dr. Schiller, $252 of the cash paid in lieu of additional shares of stock was deemed to be a repurchase of his stock-based award.

Dr. Schiller elected to have 113,650 shares, valued at $225, withheld in satisfaction of his tax obligations in connection with the vesting of the restricted stock and RSUs.

As a result of the Sale of Preparedness, our employment agreement with Mr. Nyweide, as modified (the “Nyweide Employment Agreement”), provides that Mr. Nyweide will continue to serve as our Chief Financial Officer and Executive Vice President for 18 months following the sale of Preparedness.  Mr. Nyweide began receiving his current base salary of $375 per annum for the first twelve months of such term and a reduced base salary of $180 per annum for the remaining six months, during which period his responsibilities are intended to be reduced.  In addition to his base salary, Mr. Nyweide earned a performance bonus of $150 in connection with the sale of Preparedness of which $75 was paid on August 20, and the remaining $75 was paid on October 15, 2010, and a performance bonus of $250 in the event of a sale of our fourth and final business division (half payable upon the sale of such business division and the remainder payable at the completion of the term of the Nyweide Employment Agreement).  Following the completion of the term of the Nyweide Employment Agreement, we will have the option to continue to employ Mr. Nyweide on a month-to-month basis under the same terms and conditions.

On July 16, 2010, upon the sale of Preparedness, 201,813 shares of restricted stock granted under the Performance Bonus Plan and 14,093 RSUs held by Mr. Nyweide became fully vested and non-forfeitable, and the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the date of the sale of Preparedness, $202 was paid on August 13, 2010, and the remaining $173 will be paid in March 2011.   In addition, $821, representing: (i) 50% of the salary and 100% of benefits, including a housing allowance, that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) 50% of the target cash bonus for the period January 1, 2011 through January 31, 2012 ; and (iii) cash in lieu of additional shares of stock for 50% of the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Mr. Nyweide, was paid into a “rabbi trust” on August 23, 2010 and will be disbursed to Mr. Nyweide six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Mr. Nyweide works part-time). For Mr. Nyweide, $87 of the cash paid in lieu of additional shares of stock was deemed to be a repurchase of his stock-based award.

Mr. Nyweide elected to have 72,977 shares, valued at $144, withheld in satisfaction of his tax obligations in connection with the vesting of the restricted stock and RSUs.

Settlement Agreement with Howard Safir and Adam Safir

On November 4, 2010, we entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Howard Safir and Adam Safir regarding (a) a default judgment in the original amount of $482 against Safir Rosetti, LLC in the Circuit Court for Miami-Dade County, Florida (the “Florida Litigation”) as well as any potential or threatened claims arising out of the Florida Litigation, and (b) Howard Safir and Adam Safir’s respective consulting agreements with us.  Pursuant to the Settlement Agreement, the parties settled any and all past, present, future, potential or threatened disputed legal claims between them arising from the Florida Litigation and Consulting Agreements.  The default judgment in the Florida Litigation is a result of a case for breach of contract against Safir Rosetti, LLC that pre-dated our acquisition of Safir Rosetti, LLC in May 2006, and the plaintiff previously threatened to seek to recover the default judgment from us.  In consideration for the settlement, we deposited $375 in an escrow account on November 9, 2010, which amount will be paid to Howard Safir and Adam Safir upon evidence that that they have entered into an effective settlement agreement with the plaintiff in the Florida Litigation, waiving any and all of the plaintiff’s legal claims against us.  The waiver must be obtained by November 1, 2011 or the escrow funds will be distributed to us and the consulting agreements will be deemed null and void.

Results of Operations

Continuing Operations

Our continuing operations consist of administrative and executive corporate functions, consisting principally of salaries and professional fees.

Operating Expenses

Our selling and marketing expenses primarily include salaries, stock based compensation, as well as travel and other expenses. Our general and administrative expenses consist primarily of salaries, bonuses and stock-based compensation, as well as corporate support expenses such as legal and professional fees, investor relations, human resources, facilities, telecommunication support services and information technology.

Discontinued Operations

As a result of our sales of SafirRosetti, Preparedness, FSIU, our entry into an agreement to sell Bode, and our decision to close International, the results and accounts of these business units are now presented in our financial statements as discontinued operations for the three and nine months ended September 30, 2010 and all prior periods.

GlobalOptions Group Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Operating Expenses

Selling and marketing expenses were $237 for the three months ended September 30, 2010, as compared to $508 for the three months ended September 30, 2009. The decrease in selling and marketing expenses for the three months ended September 30, 2010 was primarily related to decreased emphasis on selling, upon our decision to sell our operating units.  General and administrative expenses were $7,272 for the three months ended September 30, 2010, as compared to $2,156 for the three months ended September 30, 2009.  The increase of $5,116 was primarily related to the cost of evaluating strategic alternatives with regard to the sales of our business units and the compensation costs incurred in connection with the sale of Preparedness.

Results of Discontinued Operations

Income from discontinued operations, net of tax, was $1,580 and $2,256 for the three months ended September 30, 2010 and 2009, respectively.  The decrease in net income was primarily due to the sales of FSIU and Preparedness during the period.

Net Loss

Net loss for the three months ended September 30, 2010 and 2009 was $5,958 and $515, respectively.  Net loss for the three months ended September 30, 2010 was comprised of a loss from continuing operations of $7,538 and income from discontinued operations, net of tax, of $1,580.  Net loss for the three months ended September 30, 2009 was comprised of a loss from continuing operations of $2,771 and income from discontinued operations, net of tax, of $2,256.  The increase in net loss is principally the result of additional professional fees incurred in connection with the elimination of the sales of business units and the compensation costs incurred in connection with the sale of Preparedness.

GlobalOptions Group Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Operating Expenses

Selling and marketing expenses were $1,430 for the nine months ended September 30, 2010, as compared to $1,750 for the nine months ended September 30, 2009, representing a $320 decrease.  General and administrative expenses were $12,810 for the nine months ended September 30, 2010, as compared to $6,437 for the nine months ended September 30, 2009.  The increase of $6,373 is attributable to an increase in costs related to evaluating strategic alternatives with regard to the sales of our business units, as well as the compensation costs incurred in connection with the sale of Preparedness.

Results of Discontinued Operations

We had a loss from discontinued operations, net of tax, of $1,251 for the nine months ended September 30, 2010 compared to income from discontinued operations of $5,698 for the nine months ended September 30, 2009.  The increase in the loss for the nine months ended September 30, 2010 is primarily due to losses from discontinued operations, an impairment charge taken with respect to FSIU and the loss on the sale of SafirRosetti.

Net Loss

Net loss for the nine months ended September 30, 2010 and 2009 was $15,714 and $2,972, respectively.  Net loss for the nine months ended September 30, 2010 was comprised of a loss from continuing operations of $14,463 and a loss from discontinued operations, net of tax, of $1,251.  Net loss for the nine months ended September 30, 2009 was comprised of a loss from continuing operations of $8,670 and income from discontinued operations, net of tax, of $5,698.  The increase in net loss is principally the result of a loss of $1,497 on the sale of SafirRosetti and, a $4,475 impairment charge taken with respect to FSIU.

Liquidity and Capital Resources

For the Nine Months Ended September 30, 2010

We had a cash and cash equivalent balance of $9,471 as of September 30, 2010.

Cash used in operating activities of continuing operations was approximately $9,118 and $6,276 for the nine months ended September 30, 2010 and 2009, respectively.  Cash used in operating activities for the nine months ended September 30, 2010 resulted primarily from our net loss from continuing operations of $14,463, offset by stock based compensation of $2,324.

Cash used in investing activities by continuing operations was $2,506 and $16 for the nine months ended September 30, 2010 and 2009, respectively.  Of the cash used in investing activities for the nine months ended September 30, 2010, $2,506 represented investments of the rabbi trust holding our nonqualified deferred compensation plan assets.

Cash used in financing activities by continuing operations was $2,662 and $3,382 for the nine months ended September 30, 2010 and 2009, respectively.  The net cash used in financing activities for the nine months ended September 30, 2010 is primarily due to repayments from the line of credit of $2,163.

We maintain a working capital line of credit facility, maturing on January 27, 2011, which is secured by accounts receivable.  On July 16, 2010, in connection with the sale of Preparedness, the Facility was modified to, among other things, reduce the amount that we are eligible to draw under the Facility to $5,000.  At September 30, 2010 our net borrowings under the Facility were $0.

For the nine months ended September 30, 2010, we have met our cash needs through borrowings under the Facility and by cash generated by the sales of SafirRosetti, Preparedness and FSIU. At September 30, 2010, we had working capital of $7,964.

As we previously disclosed in our press release issued on August 12, 2010, subject to our satisfaction of and compliance with existing contractual and banking obligations, and the establishment of the appropriate reserves, we intend to distribute the net proceeds from the sales of SafirRosetti, Preparedness and FSIU to our stockholders.  If the sale of Bode is completed, we intend to distribute the proceeds of that transaction as well, less comparable deductions and reserves.  However, we have not made a final decision as to, and continue to explore the most efficient form of, any such distribution.

We believe that a likely scenario would have GlobalOptions returning some portion of the net proceeds to shareholders shortly after, and contingent upon, the completion of the sale of Bode. We currently estimate that this distribution could be between $23,000 and $25,000 with later distributions in late 2011 or early 2012 after the various earnouts are received and the last escrow payment is collected.  We expect that any later distributions would be in an aggregate amount between $0, to the extent that no earnouts are achieved and no proceeds are released from escrow, to as much as $23,900.

We also note that these distribution amounts are net of our current estimates of the amounts needed for required reserves for contingencies and for financial and operating costs, but do not consider the effects of working capital adjustments, guarantees of receivables sold, tax or other reserves which we may later conclude are necessary.

We believe that the cash generated by the sales of  SafirRosetti, Preparedness and FSIU, the cash that we expect to receive from the release of escrow amounts, the earnouts, and the payment of SafirRosetti Note, less any distributions to our stockholders, will be sufficient to finance our operations through September 30, 2011.

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

Discontinued Operations

We account for our discontinued operations under the provisions of ASC 205-20 “Presentation of Financial Statements – Discontinued Operations”. Accordingly, the results of operations and related charges for discontinued operations with respect to the sale of SafirRosetti, Preparedness and FSIU and to the classification of Bode and International as “held for sale” are reflected in net loss discontinued operations.  Assets and liabilities of the discontinued operations have been reclassified and are reflected on our Consolidated Balance Sheet as “Current assets of discontinued operations”, “Assets of discontinued operations”, “Current liabilities of discontinued operations” and “Liabilities of discontinued operations”.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls, during our third quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On October 2, 2010, we along with others, were notified that we are a defendant in a lawsuit filed by a third party for alleged conversion of assets, tortuous interference and defamation, among other claims.  The suit asks for actual and punitive damages totaling $4,200,000.  We believe that the suit is completely without merit and intend to vigorously defend our position.

Item 1A. Risk Factors.

Reserves may not be adequate to maintain our operations.

Following the sales of our SafirRosetti, Preparedness and FSIU business units and the contemplated sale of Bode, we will have no business operating units.  Other than (i) the cash proceeds received upon the closings of such sales, (ii) an earnout from the sale of Preparedness and contemplated sale of Bode, (iii) the receipt of payment from a promissory note issued in connection with the sale of SafirRosetti, (iv) the receipt of payment of a percentage of account receivables collected by the purchaser of SafirRosetti, (v) potential working capital adjustments from the sale of Preparedness and FSIU and contemplated sale of Bode, and (vi) payments from escrow accounts established in connection with the sales of SafirRosetti, Preparedness and FSIU and contemplated sale of Bode, we will have no future cash flows and we may not receive any of the payments set forth in (ii) through (vi) above.  In addition, following the contemplated sale of Bode, we may not have any arrangements with any bank or financial institution to secure additional financing.

We have stated our current intention that we currently intend to return the net proceeds from these sales to our stockholders after satisfying existing contractual and banking obligations and establishing appropriate reserves for contingencies and ongoing operating costs.  If we make such distribution, there is no guaranty that the amount of such reserves that we decide to maintain will be enough to cover our future expenses, including, (i) reporting obligations under the Exchange Act, (ii) other general and administrative expenses in connection with the continued operations of our business, and/or (iii) the repayment of certain of the proceeds received from the sales either pursuant to a working capital adjustment, a guaranty of receivables or any other claim by a purchaser of any of the units.

We are highly dependent on the release of funds from escrow accounts.

In connection with the sales of our SafirRosetti, Preparedness and FSIU business units and the contemplated sale of Bode, a portion of the proceeds from each of the sales of SafirRosetti, Preparedness and FSIU have been placed into escrow and a portion of the proceeds of Bode will be placed into escrow upon the completion of the sale of Bode, to protect against indemnification claims brought by the purchasers of such business units.  If such purchasers bring any claims pursuant to the agreements, such claims will first be against such escrow amounts, but could be brought in excess of such escrow amounts.  If such claims are proven successful, we may not receive the anticipated amounts from the escrow accounts or may have to pay claims in excess of the escrow amounts directly from the Company, and the receipt of funds in the escrow account may be delayed pending the final outcome of such claims.

We are highly dependent on earnout payments.

In connection with the sale of Preparedness and the contemplated sale of Bode, a substantial part of the purchase price from the sale of Preparedness and a portion of the purchase price from the contemplated sale of Bode, consist of an earnout payment.  Depending on the revenue actually earned by Preparedness and Bode during the earnout period, there could be no earnouts received by us.

We are dependent on the collection of Accounts Receivable.

In connection with the sales of SafirRosetti and Preparedness and the contemplated sale of Bode, part of the proceeds of each transaction is dependent upon the ability of the purchasers of each such unit to collect the accounts receivable existing at the time of closing of the respective units.  The purchasers of SafirRosetti are collecting the accounts receivable of SafirRosetti from which we will receive a portion of the proceeds of such collection.  The purchaser of Preparedness and contemplated purchaser of Bode, have the right to have us pay them up to a certain amount if they are unable to collect the accounts receivable for such unit within a given period of time.  If the purchasers of SafirRosetti or Preparedness or the contemplated purchaser of Bode, do not collect the accounts receivable existing on the books of each such unit at the time of closing of the respective transactions, we may receive no additional proceeds from the sale of SafirRosetti or we may have to return a portion of the proceeds received from the Preparedness sale or contemplated Bode sale.

Our arrangements with members of our senior management team, or our failure to retain or recruit key personnel, could negatively impact our ability to sell our products and services and grow our business.

Our future success will depend to a significant extent upon the abilities, level of service, reputation and relationships of our Chairman and Chief Executive Officer and Chief Financial Officer, the members of senior management of our former business units (with respect to the maintenance and growing of their respective business units in order to maximize our potential earnouts and to collect the outstanding accounts receivable) and our Board of Directors. Some members of our senior management team work on a part-time basis. These arrangements, or any reduction or loss of these individuals’ services, could have a material adverse effect upon our business.

If we are deemed to be an investment company, we must meet burdensome compliance requirements and restrictions on our activities, which may increase the difficulty of completing a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940 (the ‘‘Investment Company Act’’), the nature of our investments may be subject to various restrictions. In addition, we may be subject to burdensome compliance requirements and may have to:

•    register as an investment company;
•    adopt a specific form of corporate structure; and
•    report, maintain records and adhere to voting, proxy, disclosure and other requirements.

We do not believe that our planned principal activities will subject us to the Investment Company Act. If we are deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would increase our operating expenses.

We may not distribute net proceeds to our stockholders.

Although we have publicly announced that we currently intend to return the net proceeds from the sales of the SafirRosetti, Preparedness and FSIU and contemplated sale of Bode to our stockholders after satisfying existing contractual and banking obligations and establishing appropriate reserves for contingencies and ongoing operating costs, there is no guaranty that we will do so.  In the event that we decide to retain the proceeds from such sales, we may pursue a business combination or other type of corporate transaction.  We currently do not have any arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity and there can be no assurance that we will be successful in identifying and evaluating or in concluding a business combination.

We may be unable to realize the benefits of our net operating loss (“NOL”) and capital loss carryforwards.

The amount of NOL and capital loss carryforwards that we have claimed have not been audited or otherwise validated by the U.S. Internal Revenue Service (the “IRS”).  The IRS could challenge our calculation of the amount of our NOL and capital loss or our determinations as to when a prior change in ownership occurred and other provisions of the Code may limit our ability to utilize our NOL and capital loss to offset taxable income and capital gains.  If the IRS was successful with respect to any such challenge, the tax benefit of our NOL and capital loss carryforwards to us could be substantially reduced.

Our stockholders may not be able to resell their shares at or above the price at which their shares were purchased since our common stock price has fluctuated considerably.

Since our reverse merger in June 2005, the high and low bid price for our common stock has been $32.00 and $1.14 per share, respectively (as adjusted for our reverse stock split on March 6, 2007). The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:

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

Also restricting the ability of our stockholders to sell their shares is that following the sales of our SafirRosetti, Preparedness and FSIU business units and contemplated sale of Bode we will have no business operating units.  As a result of having no business operating units we may be delisted from Nasdaq and our shares may not be salable pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

Our common stock has historically been sporadically or thinly traded.  As a result of the sales of our SafirRosetti, Preparedness and FSIU business units and contemplated sale of Bode, our trading volume may decrease. As a result, the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. In addition to the sales and potential sale, this situation is attributable to a number of factors, including the fact that stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume may be reluctant to follow a company with limited, if any, operations, or purchase or recommend the purchase of our common stock until we demonstrate that we can consistently operate profitably. As a consequence, there may be periods of several days or more when trading activity in our shares is low and a stockholder may be unable to sell his shares of common stock at an acceptable price, or at all. We cannot give stockholders any assurance that a broader or more active public trading market for our common stock will develop or be sustained, that current trading levels will be sustained or that we will continue to meet the requirements for listing on the NASDAQ Capital Market.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the third quarter of 2010, the Company withheld shares to pay taxes due upon the vesting of certain employees’ restricted stock and RSUs.  The following table provides information about such withholding during the quarter ended September 30, 2010:

Period	(a) Total Number of Shares (or Units) Withheld		(b) Average Price Paid perShare (or Unit)		(c) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Withheld Under the Plans or Programs
7/1/10-7/31/10	186,627	(1)	1.98	(2)	–	(3)
8/1/10-8/31/10	–		$–		–
9/1/10-9/30/10	–		–		–
Total	186,627	(1)	$1.98	(2)	–	(3)

(1)  As a result of the sale of Preparedness, 268,750 and 201,813 unvested shares held by Dr. Schiller and Mr. Nyweide, respectively, were no longer subject to forfeiture, and 31,912 and 14,094 RSUs became vested, respectively.  Dr. Schiller and Mr. Nyweide elected to have the Company withhold 113,650 and 72,977 shares, respectively, for payment of taxes in connection with the vesting of their restricted stock and RSUs.

(2)  The closing price of the Company’s common stock on the last business day prior to their vesting, July 15, 2010.

(3)  The Company does not have a plan or program with respect to withholding.  With respect to shares of restricted common stock held by Messrs. Schiller and Nyweide, each of them may choose upon the vesting of such shares to have the Company withhold a portion of the shares for the payment of taxes.

Item 3. Default Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5. Other Information.

None

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

GLOBALOPTIONS GROUP, INC.

Dated: November 15, 2010	By:	/s/ Harvey W. Schiller
Harvey W. Schiller Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 15, 2010	By:	/s/ Jeffrey O. Nyweide
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