Form 10-K
period 2010-12-31
GlobalOptions Group, Inc.
filed 2011-02-15
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 001-33700

GLOBALOPTIONS GROUP, INC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	30-0342273
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

75 Rockefeller Plaza, 27th Floor New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 445-6262

(Former name and former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Preferred Stock Purchase Rights, par value $0.001 per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($2.29) was $20,670,524.  Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded.  Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of February 9, 2011, there were 13,381,153 shares of the registrant’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Form 10-K
December 31, 2010
TABLE OF CONTENTS

PART I

(Dollar amounts in thousands, except per share amounts)

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

Item 1. Business

Overview

GlobalOptions Group, Inc. and its subsidiaries (collectively we, us, the “Company” or “GlobalOptions Group”) was an integrated provider of risk mitigation and management services. References herein to “GlobalOptions” refer to GlobalOptions, Inc., an operating subsidiary of the Company.

During the year ended December 31, 2010, we sold or closed all of our operating businesses. We completed the sale of our SafirRosetti business unit (“SafirRosetti”) on April 30, 2010, our Preparedness Services business unit (“Preparedness Services”) on July 16, 2010, our Fraud and SIU Services business unit (“Fraud and SIU Services”) on July 20, 2010, our subsidiary, The Bode Technology Group, Inc. which represented our Forensic DNA Solutions and Products Services business unit (“Bode”) on November 30, 2010 and on December 31, 2010, we closed our International Strategies business unit (“International Strategies”).

As a result of our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are shown as discontinued operations in our financial statements. As of December 31, 2010 and February 15, 2011, continuing operations consist solely of executive and general corporate operations.  These executive and general corporate operations include services provided by the Company in support of the business units sold in connection with (i) transition service agreements, including services provided for cash and treasury management, information technology, employee benefits, general insurance and general transition services, and (ii) marketing and business development support that is intended to help drive sales revenues of the business units sold.   In addition, executive and general corporate operations include the monitoring and managing of the Company’s receipt of notes receivable, working capital adjustments, escrowed purchase price amounts and earnouts, the collection of which the Company expects will extend through approximately April 2012.

Prior to our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode, we reported operating results in three financial reporting segments: Preparedness Services; Fraud and SIU Services; and Security Consulting and Investigations (which was re-named Forensic DNA Solutions and Products following the sale of SafirRosetti).  The Preparedness Services segment consisted of the operations of Preparedness Services, which implemented crisis management and emergency response plans and other emergency management issued for governments, corporations and individuals.  The Fraud and SIU Services segment consisted of the operations of Fraud and SIU Services and the International Strategies business unit, which provided multidisciplinary, international risk management and business solutions.  The Security Consulting and Investigations segment consisted of the operations of SafirRosetti, which provided security and investigative services, and Bode, which provided forensic DNA analysis services.  As a result of the sales and closure of these business units, we no longer report operating results in separate segments.

We have publicly announced that we currently intend to return the net proceeds from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode to our stockholders, after satisfying existing contractual obligations and establishing appropriate reserves for contingencies and ongoing operating costs.  In connection with this intention, on December 1, 2010, we commenced a partial tender offer to purchase for cash up to 10,000,000 shares of our common stock at a price of $2.40 per share. The tender offer closed on December 29, 2010, after which we purchased a total of 1,119,978 shares at a cost of $2,688. In addition, during the year ended December 31, 2010, just prior to the aforementioned tender offer, we repurchased in the open market 16,627 shares of our common stock at a cost of $39.   On February 7, 2011, our board of directors approved a new program to purchase up to $3,000 of our common stock over a period of 18 months, at such times, amounts and prices as the Company shall deem appropriate.  We continue to explore the most efficient form of the distribution of the remaining proceeds from the sales of these units and have also explored alternative uses of the net proceeds from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode in the event that we determine not to further distribute these proceeds to our stockholders.

Market Opportunity

Although we have publicly announced that we currently intend to return the remaining net proceeds from the sales of the SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode to our stockholders after satisfying existing contractual and banking obligations and establishing appropriate reserves for contingencies and ongoing operating costs, there is no guaranty that we will do so.  In the event that we decide to retain the proceeds from such sales, we may pursue a business combination or other type of corporate transaction.  We currently do not have any arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity or within any specific industry and there can be no assurance that we will be successful in identifying and evaluating or in concluding any such business combination.

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

Descriptions of and Sales or Closing of our Former Operating Businesses

Preparedness Services

The Preparedness Services unit developed and implemented crisis management and emergency response plans for disaster mitigation, continuity of operations and other emergency management issues for governments, corporations and individuals. The Preparedness Services unit was comprised of James Lee Witt Associates, LLC.

On July 16, 2010, pursuant to the Board of Directors approval on May 6, 2010 we completed the sale of Preparedness Services in accordance with an asset purchase agreement dated May 13, 2010 (the “Preparedness Services Purchase Agreement”), by and among us, GlobalOptions  and Witt Group Holdings, LLC, (“Witt Holdings”), of which James Lee Witt, Chief Executive Officer, Mark Merritt, Co-President, Barry Scanlon, Co-President, and Pate Felts, Senior Advisor, respectively, of Preparedness Services, are principals.

Pursuant to the terms of the Preparedness Services Purchase Agreement, we sold Preparedness Services to Witt Holdings for aggregate consideration of (i) $10,006 in cash, of which $1,000 is to be held in escrow for 12 months following the closing; (ii) an earnout payment equal to 40% of any revenues over $15,000 earned during the 12-month period following the closing, which payment may not exceed $12,000; and (iii) the assumption of all of Preparedness Services’ liabilities, including all termination and severance payments due to James Lee Witt, Mark Merritt, Barry Scanlon and Pate Felts upon the sale of Preparedness Services under their respective employment agreements, less $286, representing a payment in connection with Witt Holding’s, assumption of the lease for Preparedness Services’ Washington DC facility. The maximum total consideration payable to the Sellers under the Preparedness Services Purchase Agreement is $22,000.

In addition, on January 14, 2011, Witt Holdings paid us $1,652 representing the final closing date adjustment for working capital.  We also agreed to pay Witt Holdings (i) a “true-up” of up to $1,000 based on accounts receivable (other than accounts receivable originating from the State of Louisiana or its agencies) that remain uncollected as of six months following the closing, and (ii) the face amount of any uncollected receivables arising from the bankruptcy or dissolution of any non-governmental entity.  Witt Holdings has agreed that upon such “true-up” payment to transfer to the Sellers all rights with respect to such uncollected receivables.  On January 28, 2011, Witt Holdings notified us that they would not make a claim for either a “true-up” or bankrupt amount as described in (i) or (ii), herein..

Additionally, in connection with the Preparedness Services Purchase Agreement, we entered into (i) a license agreement pursuant to which we granted Witt Holdings a world-wide, perpetual, irrevocable, exclusive, royalty free, fully paid-up right and license to use our software in the field of emergency preparedness and disaster relief recovery, and we agreed not to license the Preparedness Services application of the software to any other business in such field, and (ii) a transition service agreement pursuant to which we provided Witt Holdings with certain specified transition services following the closing, including but not limited to certain information technology services.  The transition services agreement terminated on September 30, 2010.

The sale of Preparedness Services was subject to the approval of our stockholders, which approval was obtained at a special meeting of our stockholders held on July 15, 2010.

Fraud and SIU Services

The Fraud and SIU Services unit provided investigative surveillance, anti-fraud solutions and business intelligence services to the insurance industry, law firms and multinational organizations. These services were provided to clients nationally and regionally through licensed investigators in all 50 states.  Our investigators provided reports and intelligence on subjects such as workman’s compensation surveillance, unfair trade practices, political trends, economic forecasts, mortgage insurance fraud, profiles on competitors and satellite reconnaissance.  The Fraud and SIU Services unit was comprised of the following acquired companies: Confidential Business Resources; Hyperion Risk, Inc.; Secure Source, Inc; Facticon, Inc.; and First Advantage Investigative Services.

On July 20, 2010, we completed the sale of all assets used in Fraud and SIU Services in accordance with an asset purchase agreement dated June 11, 2010 (the “Fraud and SIU Services Purchase Agreement”), by and among us, GlobalOptions and GlobalOptions Services, Inc., a non-related third party (“Global Services”), of which Frank Pinder, the President of Fraud and SIU Services, together with David Finney, James Buscarini, Kevin McGinn and Mike Brantley, respectively the Vice Presidents of Operations, Business Development, Finance and IT, are officers and shareholders.  Balmoral Advisors, LLC, Private Equity Partners LLC and the North Atlantic Value LLP unit of JO Hambro Capital Management Ltd were the private equity sponsors.

Pursuant to the terms of the Fraud and SIU Services Purchase Agreement, we sold Fraud and SIU Services to Global Services for aggregate consideration of (i) $8,340 in cash at closing, inclusive of $34 for an estimated adjustment for working capital and $56 for the purchase real estate lease deposits, of which $825 is to be held in escrow for 15 months following the closing, (ii) an additional final post closing working capital adjustment of $275 which we received on December 30, 2010, and (iii) the assumption of substantially all of the liabilities of Fraud and SIU Services.

In connection with Fraud and SIU Services being classified as held for sale, during the three months ended June 30, 2010, we recorded a charge to discontinued operations of $4,475 to write down the carrying value of the assets of Fraud and SIU Services to fair value.

In connection with the Fraud and SIU Services Purchase Agreement, we entered into (i) certain license agreements with Global Services pursuant to which we granted Global Services worldwide, perpetual, irrevocable, exclusive, royalty-free, fully paid-up rights and licenses to certain of our intellectual property, including but not limited to the “GlobalOptions” corporate name, logo and websites (all of which Global Services has the right to purchase in the future for nominal consideration), and our Rapid Data Module and Rapid Video Module software and related source materials that are embedded within the GlobalTrak system for the Fraud and SIU Services business only and (ii) a transition service agreement pursuant to which we and Global Services will provide each other with certain transition services following the closing.  The term of such transition services agreement was extended until March 31, 2011.

Security Consulting and Investigations

The Security Consulting and Investigations unit delivered specialized security and investigative services to governments, corporations and individuals as well as forensic DNA analysis and casework, consisting of SafirRosetti and Bode. Our Security Consulting and Investigations unit was comprised of the following acquired companies: SafirRosetti, LLC; Bode and SPZ Oakland Corporation, dba On Line Consulting Services, Inc.

On April 30, 2010, we completed the sale of all of the assets of SafirRosetti in accordance with an asset purchase agreement dated April 23, 2010 (the “SafirRosetti Purchase Agreement”), by and among us, GlobalOptions and Guidepost Solutions LLC (“Guidepost”), a subsidiary of SolutionPoint International, Inc. (“SolutionPoint”), of which Joseph Rosetti, a former officer of SafirRosetti, is a principal.

Pursuant to the terms of the SafirRosetti Purchase Agreement, SafirRosetti was sold for aggregate consideration of (i) $3,500 in cash, subject to certain adjustments, of which $525 will be held in escrow for a period of 17 months; (ii) a secured promissory note (the “SafirRosetti Note”) in the aggregate face amount of $1,750, with an interest rate of 0.79% per annum of which principal of $875 and interest of $8 was received on December 17, 2010 and principal of $875 and related interest is payable to us on June 30, 2011; and (iii) contingent consideration based on 70% of the purchased accounts receivable in excess of $1,750 collected by Guidepost between the closing and the one year anniversary of the closing.  Contingent consideration received and recognized through December 31, 2010 was $705.  Through February 9, 2011, an additional $373 in contingent consideration was received.

The SafirRosetti Note provided a first priority lien against the sold accounts receivable of SafirRosetti and the post-closing accounts receivable of Guidepost arising from the customer accounts purchased, and a second priority lien against the remaining property of SafirRosetti transferred to Guidepost.  Guidepost will transfer all uncollected account receivables back to us on June 30, 2011, subject to a purchase right by Guidepost.

In connection with the SafirRosetti Purchase Agreement, we entered into a transition service agreement pursuant to which we provided Guidepost with certain specified transition services following the closing, including but not limited to certain information technology services.  The transition services agreement terminated on July 31, 2010.

On November 30, 2010, we completed the sale of Bode in accordance with a stock purchase agreement dated August 11, 2010 (“the Bode Purchase Agreement”) by and among, us, GlobalOptions, Bode and LSR Acquisition Corp. (which following a corporate reorganization, became SolutionPoint).

Pursuant to the terms of the Bode Purchase Agreement, we sold all of the equity securities and stock of Bode to SolutionPoint for an aggregate consideration of (i) $24,500 in cash, of which $2,450 will be held in escrow until December 31, 2011,  (ii) an earnout payment equal to 30% of any revenues over $27,000 earned by Bode during the 12-month period following the closing of the sale, which payment may not exceed $5,500, and (iii) a cash payment of $500 in connection with SolutionPoint’s tax election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended.

  In addition, SolutionPoint has agreed to pay us the amount by which the working capital of Bode at closing exceeds $5,600, and we have agreed to pay SolutionPoint the amount by which the working capital of Bode at closing is less than $5,600, provided that in either case no such payment will be required unless it is in excess of $150.  At December 31, 2010, we have estimated that SolutionPoint will pay to us a working capital adjustment of $2,192.  As set forth in the Bode Purchase Agreement, there are a series of steps in which SolutionPoint and ourselves determine, review and approved the computation of the working capital adjustment.  These steps have not yet been completed.  Accordingly, this estimate of the working capital adjustment is subject to change.

We have also agreed to pay SolutionPoint a “true-up” of up to $1,000, based on accounts receivable that remain uncollected 180 days after the closing and SolutionPoint has agreed to transfer to us all rights with respect to such uncollected receivables after SolutionPoint’s receipt of such “true-up” payment.

In connection with the Bode Purchase Agreement, we entered into a transition service agreement pursuant to which we provided Bode with certain specified transition services following the closing, including but not limited to certain information technology services.  Unless otherwise extended by the parties, the transition services agreement will terminate on February 28, 2011.

The sale of Bode was subject to approval by our stockholders, which approval was obtained at a special meeting of our stockholders held on November 11, 2010.

International Strategies

The International Strategies unit provided multidisciplinary, international risk management and business solutions to foreign and domestic governments, corporations and individuals. The International Strategies unit was our original core business.  International Strategies was not a separate reporting segment and as such we attributed its revenues to the Fraud and SIU Services unit.

Effective on December 31, 2010, we closed International Strategies.

Employees

As of February 9, 2011 the Company had 4 full-time employees. We enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

Risks Related to Our Business and Industry

We currently have no business revenues or operations.

In the past year, we have sold SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies and our continuing operations consist solely of our executive and general corporate operations.  We currently have no plans to resume or acquire any additional business operations.  We may never establish additional revenues in the future other than future cash flows from earnouts, escrows and working capital adjustments as a result of the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode.

We will continue to incur operating expenses for SEC reporting, auditing and similar functions, as well as normal operating expenses associated with any ongoing business, such as rent, annual taxes, filing fees, and the like.  Accordingly, in the absence of revenues, the Company will incur losses.

We have limited financial resources.

Other than (i) the cash proceeds received upon the closings of the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode, (ii) earnouts from the sales of Preparedness and Bode, (iii) the receipt of payment from a promissory note issued in connection with the sale of SafirRosetti, (iv) the receipt of payment of a percentage of account receivables collected by the purchaser of SafirRosetti, (v) potential working capital adjustments from the sales of Preparedness Services and Bode, and (vi) payments from escrow accounts established in connection with the sales of SafirRosetti, Preparedness, FSIU and Bode, we may have no future cash flows and may not receive any of the payments set forth in (ii) through (vi) above.

We have stated our current intention that we currently intend to return the net proceeds from these sales to our stockholders after satisfying existing contractual and banking obligations and establishing appropriate reserves for contingencies and ongoing operating costs. During the year ended December 31, 2010, we repurchased in the open market 16,627 shares of our common stock at a cost of $39.  On December 1, 2010, we commenced a partial tender offer to purchase for cash up to 10,000,000 shares of our common stock at a price of $2.40 per share. The tender offer closed on December 29, 2010, in which we purchased a total of 1,119,978 shares at a cost of $2,688.  If we make additional distributions or commence additional buybacks, there is no guaranty that the amount of such cash that we decide to maintain will be enough to cover our future expenses, including, (i) reporting obligations under the Exchange Act, (ii) other general and administrative expenses in connection with the continued operations of our business, and/or (iii) the repayment of certain of the proceeds received from the sales either pursuant to a working capital adjustment, a guaranty of receivables or any other claim by a purchaser of any of the units.

We are highly dependent on the release of funds from escrow accounts.

In connection with the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode, a portion of the proceeds from each sale was placed into escrow to protect against indemnification claims brought by the purchasers of such business units.  If such purchasers bring any claims pursuant to the agreements, such claims will first be against such escrow amounts, but could be brought in excess of such escrow amounts.  If such claims are proven successful, we may not receive the anticipated amounts from the escrow accounts or may have to pay claims in excess of the escrow amounts directly from the Company, and the receipt of funds in the escrow account may be delayed pending the final outcome of such claims.

We are highly dependent on earnout payments.

In connection with the sales of Preparedness Services and Bode, a substantial part of the purchase price from the sale of Preparedness Services and a portion of the purchase price from the sale of Bode, consists of an earnout payment.  Depending on the revenue actually earned by Preparedness Services and Bode during the earnout period, there could be no earnouts received by us.

We are dependent on the collection of Accounts Receivable.

In connection with the sales of SafirRosetti, Preparedness Services and Bode, part of the proceeds of each transaction is dependent upon the ability of the purchasers of each such unit to collect the accounts receivable existing at the time of closing of the respective units.  The purchasers of SafirRosetti are collecting the accounts receivable of SafirRosetti from which we will receive a portion of the proceeds of such collection.  The respective purchasers of Bode have the right to have us pay them up to a certain amount if they are unable to collect the accounts receivable for such unit within a given period of time.  If the purchasers of SafirRosetti or Bode do not collect the accounts receivable existing on the books of each such unit at the time of closing of the respective transactions, we may receive no additional proceeds from the sale of SafirRosetti or we may have to return a portion of the proceeds received from the Bode sale.

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

We are subject to the risk of possibly becoming an investment company.

Under Section 3(a)(1)(C) of the Investment Company Act of 1940 (the “1940 Act”), an issuer is deemed to be an investment company if it is engaged in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. The 1940 Act defines “investment securities” broadly to include virtually all securities except U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves regulated or exempt investment companies. Rule 3a-1 under the 1940 Act exempts an issuer if no more than 45% of its total assets consist of, and not more than 45% of its net income (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities of majority-owned subsidiaries and primarily controlled companies.

We currently have no plans to invest the proceeds of the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode. If we do invest the proceeds in investment securities, it is possible that we could inadvertently be deemed to be an investment company under the 1940 Act. If we were to inadvertently become an investment company, we would have one year to divest of a sufficient amount of investment securities and/or acquire other assets sufficient to cause us to no longer be an investment company. Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. If it were established that we are an unregistered investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

We do not believe that our planned principal activities will subject us to the Investment Company Act. If we are deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would increase our operating expenses.

We have limited management and other resources.

If we do have any future operations, our ability to manage such future operations effectively will require us to hire new employees, to integrate new management and employees into any future operations, financial and management systems, controls and facilities. Our failure to handle the issues we face effectively, including any failure to integrate new management controls, systems and procedures, could materially adversely affect our company, results of operations and financial condition.

Because a small number of clients account for a substantial portion of our former Preparedness Services unit’s revenues, the loss of any of these clients, or a decrease in their use of services, could cause the amount of our anticipated earnout to decline.

Revenues from our former Preparedness Services unit’s largest client, the State of Louisiana, accounted for 63% and 68% of the revenues generated by it during the years ended December 31, 2009 and 2008, respectively.  Its current contract with the State of Louisiana is a time and materials contract under which the State is not required to purchase a minimum amount of its services. Therefore, this contract could cease producing revenues at any time with little or no notice and significantly reduce or eliminate the amount of earnout we may receive.

The State of Louisiana can terminate its engagement with short notice or with no notice.

The engagement by the State of Louisiana is a project-based engagement and is terminable by it on short-term notice. As a result, it is not obligated to continue using our former Preparedness Services unit’s services at historical levels or at all, and may cancel its arrangement without penalty. Identifying and engaging new clients can be a lengthy and difficult process. Therefore, this contract could be terminated at any time with little or no notice and significantly reduce or eliminate the amount of earnout we may receive.

Bode is vulnerable to fluctuations in government spending and subject to additional risks as a result of the government contracting process, which often involves risks not present in the commercial contracting process.

Because many of Bode’s contracts are with government entities, its business is subject to a number of risks, including global economic developments, wars, political and economic instability, election results, changes in the tax and regulatory environments, foreign exchange rate volatility and fluctuations in government spending. Because many of its clients are federal, state or municipal government agencies with variable and uncertain budgets, the amount of business that Bode might receive from them may vary from year to year, regardless of the perceived quality of its business.

Moreover, competitive bidding for government contracts presents a number of risks that are not typically present in the commercial contracting process, including:

•	the need to devote substantial time and attention of its management team and key personnel to the preparation of bids and proposals for contracts that may not be awarded to Bode; and

•
the expenses that Bode might incur and the delays and revenue loss that it might suffer if its competitors protest or challenge contract awards made to it pursuant to competitive bidding. Such a protest or challenge could result in the resubmission of bids based on modified specifications, or in the termination, reduction or modification of the awarded contract.

If Bode is unable to consistently win new government contract awards over an extended period, or if it fails to anticipate all of the costs and resources that will be required to secure such contract awards, it may significantly reduce or eliminate the amount of earnout we may receive.

Preparedness Services and Bode’s professional reputations, which are critical to their businesses, are vulnerable to circumstances outside of their control.

Both Bode and Preparedness Services depend upon the reputation and the individual reputations of members of their respective senior management teams to obtain new client engagements. Each of Bode and Preparedness Services also obtain a substantial number of new engagements from existing clients or through referrals from existing clients. Anything that diminishes their respective reputations may make it more difficult to compete for new engagements or to retain existing clients and, therefore, could materially adversely affect their respective business. Any circumstances, including those where Preparedness Services or Bode are not at fault, and including any repercussions from events, that might publicly damage either of their goodwill, injure their reputation or damage their business relationships may lead to a broader material adverse effect on their respective business or prospects through loss of business, goodwill, clients, agents or employees, significantly reducing or eliminate the amount of earnout we may receive.

Bode is a worldwide business and is therefore influenced by factors and regulations in many countries.

Bode undertakes its business worldwide. The occurrence of any of the following risks relating to the conduct of Bode’s business in foreign countries could have a material adverse effect on the market for its services, their value to its clients or its ability to provide them:

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

The occurrence of any of these risks could significantly reduce or eliminate the amount of earnout we may receive.

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

We are subject from time to time to litigation and other adverse claims related to our former businesses, some of which may be substantial.  These claims have in the past been, and may in the future be, asserted by persons who are screened by us, regulatory agencies, former clients or other third parties. Matters such as these, in which we may become defendants, may negatively impact our cash flows

Our exposure in a future liability action could exceed our insurance coverage.

Some of our former service offerings involved high risk activities. We may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate for any of our former activities and cannot guarantee that every contract contains or will contain limitations on our liability below these policy limits. Because of the increasing cost of liability insurance, purchasing sufficient amounts of insurance coverage, or additional insurance when needed, could be prohibitively expensive. If we are sued for any injury caused by our any of our former business offerings, our liability could exceed our total assets. Any claims against us for our former service offerings, regardless of their merit or eventual outcome, could have a detrimental effect upon our financial condition.

Risks Related To Our Stock

Our shares may be delisted from the Nasdaq Capital Market.

On January 18, 2011, the staff of The NASDAQ Stock Market, Inc. (“NASDAQ”) delivered a determination letter (the “Determination Letter”) to us indicating its belief that we no longer meet its listing standards as that we are not in compliance with Listing Rule 5101 and may be a “public shell” with no operating business following the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the discontinuation of International Strategies.  Marketplace Rule 5100 provides NASDAQ with discretionary authority to apply more stringent criteria for continued listing and can terminate the inclusion of particular securities based on any event that occurs that in the opinion of NASDAQ makes inclusion of the securities in the NASDAQ inadvisable or unwarranted.

The Determination Letter stated that we have the right to appeal the delisting decision and that absent such an appeal, trading in our common stock will be suspended at the opening of business on January 27, 2011.  On January 25, 2011, we sent a letter to NASDAQ stating that in accordance with the NASDAQ Listing Rule 5800 Series, we would appeal the determination.  As of the date hereof, our appeal is pending.

If our shares are delisted from the Nasdaq Capital Market, it would be our intention that our securities would be eligible for quotation on the OTC Bulletin Board, but there could be a smaller market for our shares and this may increase our shares’ volatility.  Accordingly an investor may find it difficult to sell our securities.

Our common stock price has fluctuated considerably and stockholders may not be able to resell their shares at or above the price at which their shares were purchased.

Since our reverse merger in June 2005, the high and low bid price for our common stock has been $32.00 and $1.14 per share, respectively. The market price of our common stock may still fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:

•	Change in financial estimates by securities analysts

•	Changes is market valuation of comparable companies

•	Additions or departures of key personnel

•	Future sales of our common stock

•	Changes in the national and global economic outlook.

Some or all of which may affect us or our former business units and the amount of the earnouts and receipt of payments from escrow, so these factors still apply to us.

The stock market in general has experienced extreme price fluctuations.  Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock.  Price volatility might be worse if the trading volume of our common stock continues to be low, as we expect it to be.

The volume of trading of our stock will remain low and the market for selling our shares may be limited.

Our common stock has historically been sporadically or thinly traded.  As a result of the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode, our trading volume may decrease even further. As a result, the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. In addition to the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode, this situation is attributable to a number of factors, including the fact that stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume may be reluctant to follow a company with limited, if any, operations, or purchase or recommend the purchase of our common stock until we demonstrate that we can consistently operate profitably. As a consequence, there may be periods of several days or more when trading activity in our shares is low and a stockholder may be unable to sell his shares of common stock at an acceptable price, or at all. We cannot give stockholders any assurance that a broader or more active public trading market for our common stock will develop or be sustained, that current trading levels will be sustained or that we will continue to meet the requirements for listing on Nasdaq.  If we are removed from Nasdaq, this issue of limited volume of trading and market for selling our shares could be exacerbated.

Our stockholders may no longer be allowed to use the exception under Rule 144 of the Securities Act.

Selling stockholders may not be able rely upon Rule 144 under the Securities Act (“Rule 144”) to sell their shares in open market transactions if we are determined to be a “public shell.”  Under Rule 144(i), Rule 144 is not available to companies that have no or nominal operations and the company’s assets consist solely of cash and cash equivalents and nominal other assets.

If we are delisted from Nasdaq we may be deemed a “penny stock.”

If we are delisted from Nasdaq we may be considered a “penny stock” as defined in the Exchange Act and the rules thereunder, unless the price of our shares of common stock is at least $5.00. We expect that our share price will be less than $5.00. Unless our common stock is otherwise excluded from the definition of “penny stock”, the penny stock rules apply. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as our common stock is subject to the penny stock rules, the level of trading activity could be limited and it may be difficult for investors to sell our common stock.

We may never pay any dividends to stockholders.

We have never declared or paid any cash dividends or distributions on our capital stock.  We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We may not make additional distributions of net proceeds to our stockholders.

We have stated our current intention that we currently intend to return the net proceeds from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode, to our stockholders after satisfying existing contractual and banking obligations and establishing appropriate reserves for contingencies and ongoing operating costs.   During the year ended December 31, 2010, we repurchased in the open market 16,627 shares of our common stock at a cost of $39.  On December 1, 2010, we commenced a partial tender offer to purchase for cash up to 10,000,000 shares of our common stock at a price of $2.40 per share. The tender offer closed on December 29, 2010, in which we purchased a total of 1,119,978 shares at a cost of $2,688.

Following the completion of the tender we continue to explore the most efficient form of the distribution of the remaining proceeds from the sales of these units, and have also explored alternative uses of the net proceeds from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode in the event that we determine not to further distribute these proceeds to our stockholders.

In the event that we decide to retain the proceeds from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode, we may pursue a business combination or other type of corporate transaction.  We currently do not have any arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity and there can be no assurance that we will be successful in identifying and evaluating or in concluding a business combination.

Our executive officers, directors and 10% stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our executive officers, directors and 10% stockholders control approximately 80% of the voting power represented by our outstanding common stock.  If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, such as the election of directors or the dissolution of the company.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Provisions in our certificate of incorporation and by-laws may deter third parties from acquiring us and could lead to the entrenchment of our Board of Directors.

 Our certificate of incorporation and by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our Board of Directors, including the following:

•	we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	stockholder action by written consent must be unanimous;

•	stockholders may only remove directors for cause;

•	vacancies on the Board of Directors may be filled only by the directors;

•	we have a stockholder rights plan in place; and

•	we require advance notice for stockholder proposals.

These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions that you desire. The anti-takeover defenses in our certificate of incorporation and by-laws could discourage, delay or prevent a transaction involving a change in control of our company.  These deterrents could adversely affect the price of the Company’s common stock and make it difficult to remove or replace members of the Board of Directors or management of the Company.  See “Description of Capital Stock” below for a discussion of some of these provisions that make the acquisition of the company more difficult.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2.    Properties

Our administrative headquarters is located in New York, New York.  This office is leased on a month to month basis and we do not consider such leased facility to be material to our operations. We believe that equally suited facilities are otherwise available to us, if needed.

Item 3.    Legal Proceedings

On April 22, 2010 a case was filed against us stating that we conspired to divert work from the plaintiff.  The claims are for $2,400 in this case.  We believe that the suit is completely without merit and intend to vigorously defend our position.

On October 2, 2010, we along with others were notified that we are a defendant in a lawsuit filed by a third party for alleged conversion of assets, tortuous interference and defamation, among other claims.  The suit asks for actual and punitive damages totaling $4.2 billion.  We believe that the suit is completely without merit and intend to vigorously defend our position.

On November 4, 2010, we entered into a settlement agreement with each of Howard Safir, the former Chief Executive Officer of the Company’s Security Consulting and Investigations unit and Adam Safir, Howard Safir’s son and a former officer of the Company’s Security Consulting and Investigations unit (the “Safirs”), in order to resolve and settle disputes regarding alleged payments owing to the Safirs under their respective consulting agreements, employment agreements and any further obligation to issue our common stock to the Safirs.  Furthermore, we received an indemnification from the Safirs for any claims that may be made against us for legal issues arising from the actions of SafirRosetti, LLC.  The settlement agreement provides a cash payment to the Safirs in the amount of $375 and release from the Safirs for any future claims against us and our receiving a full release and indemnification of any claims or legal matters arising from SafirRosetti, LLC.  On November 9, 2010, the $375 settlement was deposited into an escrow account, and on December 3, 2010, the $375 amount was fully disbursed out of escrow after our receipt of full releases for certain potential claims against us and SafirRosetti, LLC.

Item 4.    (Removed and Reserved)

PART II

(Dollar amounts in thousands, except per share amounts)

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock is quoted on the NASDAQ Capital Market under the symbol “GLOI”. Based upon information furnished by our transfer agent, as of February 9, 2011, we had 214 holders of record of our common stock.

The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by NASDAQ Capital Market:

Fiscal Year 2009	High	Low
First Quarter	$2.15	$1.14
Second Quarter	2.15	1.25
Third Quarter	2.10	1.55
Fourth Quarter	2.08	1.30

Fiscal Year 2010	High	Low
First Quarter	$1.92	$1.37
Second Quarter	2.50	1.53
Third Quarter	3.07	1.95
Fourth Quarter	2.57	1.80

Fiscal Year 2011	High	Low
First Quarter through February 9, 2011	$2.65	$2.37

            We have not paid any cash dividends on our common stock during the periods presented above. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.

On January 18, 2011, the staff of NASDAQ delivered the Determination Letter to us indicating its belief that we no longer meet its listing standards as that we are not in compliance with Listing Rule 5101 and may be a “public shell” with no operating business following the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the discontinuation of International Strategies.  Marketplace Rule 5100 provides NASDAQ with discretionary authority to apply more stringent criteria for continued listing and can terminate the inclusion of particular securities based on any event that occurs that in the opinion of NASDAQ makes inclusion of the securities in the NASDAQ inadvisable or unwarranted.

The Determination Letter stated that we have the right to appeal the delisting decision and that absent such an appeal, trading in our common stock will be suspended at the opening of business on January 27, 2011.  On January 25, 2011, we sent a letter to NASDAQ stating that in accordance with the NASDAQ Listing Rule 5800 Series, we would appeal the determination.  As of the date hereof, our appeal is pending.  If our appeal fails and our stock is delisted by NASDAQ, it would be our intention that our securities would be eligible for quotation on the OTC Bulletin Board.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock that may be issued upon the exercise of options and upon the vesting of restricted stock units (“RSUs”) under all of our equity compensation plans as of December 31, 2010. See “Executive Compensation—Benefit Plans” for a description of our stock option and incentive plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and upon vesting of RSUs (a)	Weighted average exercise price of outstanding options (does not include RSUs) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	573,983	$2.64	3,246,529	(2)
Equity compensation plans not approved by security holders	-	-	-
Total	573,983	$2.64	3,246,529

(1) Our Amended and Restated 2006 Long-Term Incentive Plan and Amended and Restated 2006 Employee Stock Purchase Plan were adopted by our stockholders on July 24, 2008.
(2)The number of securities remaining available for future issuances includes 1,368,917 under the Amended and Restated 2006 Long-Term Incentive Plan and 1,877,612 under the Amended and Restated 2006 Employee Stock Purchase Plan.

Purchases of Securities by the Company

The following table provides information about shares of our common stock purchased by the Company during the quarter ended December 31, 2010:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Withheld Under the Plans or Programs
10/1/10 – 10/31/10
11/1/10 – 11/30/10(1)	16,627	$2.30	-
12/1/10 – 12/31/10(2)	1,119,978	$2.40	-
Total	1,136,605	$2.40	-

(1)  On October 28, 2010, we announced that our Board of Directors authorized the repurchase of up to $3,000 of our common stock over a period of 18 months, at such times, amounts and prices as we shall deem appropriate.  During the year ended December 31, 2010, just prior to the aforementioned tender offer, we repurchased in the open market 16,627 shares of our common stock at a cost of $39.   The stock repurchase program terminated on December 1, 2010, upon the commencement of our tender offer.

(2) On December 1, 2010, we commenced a partial tender offer to purchase for cash up to 10,000,000 shares of our common stock at a price of $2.40 per share. The tender offer closed on December 29, 2010, after which we purchased and canceled a total of 1,119,978 shares at a cost of $2,688.  This purchase represented approximately 7.7% of the outstanding shares of our common stock.

On February 7, 2011 the Board of Directors authorized the repurchase of up to $3,000 of our common stock over a period of six months, at such times, in such amounts and at such prices as we deem appropriate.  As of February 9, 2011 no shares have been purchased under the repurchase program.

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

Overview

We were an integrated provider of risk mitigation and management services to government entities, Fortune 1,000 corporations and high net-worth and high-profile individuals.  Prior to the sale of our business operations, our strategy was to develop a comprehensive risk mitigation solutions company.

During the year ended December 31, 2010, we sold or closed all of our operating businesses. We completed the sale of SafirRosetti on April 30, 2010, Preparedness Services on July 16, 2010 Fraud and SIU Services on July 20, 2010, Bode on November 30, 2010 and on December 31, 2010, we closed International Strategies.

Prior to our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, we reported operating results in three financial reporting segments: Preparedness Services; Fraud and SIU Services; and Security Consulting and Investigations (which was re-named Forensic DNA Solutions and Products following the sale of SafirRosetti).  The Preparedness Services segment consisted of the operations of Preparedness Services, which implemented crisis management and emergency response plans and other emergency management issued for governments, corporations and individuals.  The Fraud and SIU Services segment consisted of the operations of Fraud and SIU Services and our International Strategies business unit, which provided multidisciplinary, international risk management and business solutions.  The Security Consulting and Investigations segment consisted of the operations of SafirRosetti, which provided security and investigative services, and Bode, which provided forensic DNA analysis services.  As a result of the sales of these business units, we no longer report operating results in separate segments.

Return of Proceeds to Stockholders

We have publicly announced that we currently intend to return the net proceeds from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode to our stockholders, after satisfying existing contractual obligations and establishing appropriate reserves for contingencies and ongoing operating costs.  In connection with this intention, on December 1, 2010, we commenced a partial tender offer to purchase for cash up to 10,000,000 shares of our common stock at a price of $2.40 per share. Through December 29, 2010, the closing date of the tender offer, we accepted for purchase a total of 1,119,978 shares which were tendered and not withdrawn. In connection therewith, through December 31, 2010, we returned a total of $2,688 to our stockholders.  In addition, during the year ended December 31, 2010, just prior to the aforementioned tender offer, we repurchased in the open market 16,627 shares of our common stock at a cost of $39.  On February 7, 2011, our board of directors approved a new program to purchase up to $3,000 of our common stock over a period of 18 months, at such times, amounts and prices as the Company shall deem appropriate.  Following the completion of the tender we continue to explore the most efficient form of the distribution of the remaining proceeds from the sales of these units and have also explored alternative uses of the net proceeds from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode in the event that we determine not to further distribute these proceeds to our stockholders.

Results of Operations

Continuing Operations

Our continuing operations consist of executive and general corporate functions, consisting principally of salaries and professional fees. These executive and general corporate operations include the services provided and being provided by the Company in connection with transition service agreements.  Transition services in support of the business units sold include services provided for financial services, information technology, marketing and business development, employee benefits, general insurance and general transition services.   In addition, significant executive and general corporate attention is focused upon monitoring and managing the Company’s collection of the post business unit cash receipts, including notes receivable, working capital adjustments, escrowed purchase price amounts and earnouts.

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

Discontinued Operations

As a result of our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services, Bode, and our closing of International Strategies, the results and accounts of these business units are now presented in our financial statements as discontinued operations for the year ended December 31, 2010 and all prior periods. As of December 31, 2010, continuing operations consist solely of our executive and general corporate operations.

GlobalOptions’ Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Operating Expenses

Selling and marketing expenses were $1,755 for the year ended December 31, 2010, as compared to $2,266 for the year ended December 31, 2009, representing a $511 decrease, related to decreased selling activities related to sale of business units and discontinuation of operations.  General and administrative expenses were $14,138 for the year ended December 31, 2010, as compared to $8,882 for the year ended December 31, 2009.  The increase of $5,256 is attributable to an increase in costs related to evaluating strategic alternatives and the sales of our business units, as well as approximately $4,400 in compensation costs, principally related to contractual compensation for our chief executive officer and chief financial officer incurred contractually in connection with the sale of Preparedness Services.

Results of Discontinued Operations

Income from discontinued operations, net of tax, was $840 and $6,369 for the years ended December 31, 2010 and 2009 respectively.  The decrease in the income from discontinued operations for the year ended December 31, 2010 is primarily due to an impairment charge of $4,475 taken with respect to Fraud and SIU Services and lack of a full year of operations for the year ended December 31, 2010.

Net Loss

Net loss for the years ended December 31, 2010 and 2009 was $15,274 and $5,311, respectively.  Net loss for the year ended December 31, 2010 was comprised of a loss from continuing operations of $16,114 and income from discontinued operations, net of tax, of $840.  Net loss for the year ended December 31, 2009 was comprised of a loss from continuing operations of $11,680 and income from discontinued operations, net of tax, of $6,369.  The increase in net loss is principally the result of a $4,475 goodwill impairment charge taken with respect to Fraud and SIU Services upon our entering into an agreement to sell that unit, the elimination of operating margins from sold business units and executive compensation costs incurred in connection with the sale of Preparedness Services.

GlobalOptions’ Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Operating Expenses

Selling and marketing expenses were $2,266 for the year ended December 31, 2009, as compared to $1,876 for the year ended December 31, 2008, representing a $390 increase principally from the executive forum and marketing expenses.  General and administrative expenses were $8,882 for the year ended December 31, 2009, as compared to $8,329 for the year ended December 31, 2008.  The increase of $553 is principally attributable to an increase in costs related to evaluating strategic alternatives for the company.

Results of Discontinued Operations

Income from discontinued operations, net of tax, was $6,369 and $2,570 for the years ended December 31, 2009 and 2008 respectively.  The increase in the income from discontinued operations for the year ended December 31, 2009 is primarily due to an improvement in the operating results of Bode.

Net Loss

Net loss for the years ended December 31, 2009 and 2008 was $5,311 and $7,956, respectively.  Net loss for the year ended December 31, 2009 was comprised of a loss from continuing operations of $11,680 and income from discontinued operations, net of tax, of $6,369.  Net loss for the year ended December 31, 2008 was comprised of a loss from continuing operations of $10,526 and income from discontinued operations, net of tax, of $2,570.  The decrease in net loss is principally the result of a decrease in headcount and professional fees.

Liquidity and Capital Resources

We had a cash and cash equivalent balance of $26,126 as of December 31, 2010.

Cash (used in) provided by operating activities was approximately $(7,839) and $6,082 for the year ended December 31, 2010 and 2009, respectively.  Cash used in operating activities for the year ended December 31, 2010 resulted primarily from our net loss from continuing operations of $15,274, offset by stock based compensation of $2,325, as well as a goodwill impairment charge of $4,475 in connection with the Fraud and SIU business unit.

Cash provided by (used in) investing activities was $36,060 and $(2,865) for the years ended December 31, 2010 and 2009, respectively.  Of the cash provided by investing activities for the year ended December 31, 2010, $39,897 related to the proceeds received upon the disposition of our business units, offset by investments of the rabbi trust holding our nonqualified deferred compensation plan assets in connection with the compensation earned by our chief executive officer and chief financial officer upon the sale of Preparedness Services.

Cash used in financing activities by continuing operations was $5,316 and $5,272 for the year ended December 31, 2010 and 2009, respectively.  The net cash used in financing activities for the year ended December 31, 2010 was primarily due to the tender offer of shares in which we repurchased a total of 1,119,978 shares at a cost of $2,688, repayments from the line of credit of $2,163, as well as our stock buy-back program, in which we purchased 16,627 shares of our common stock at a cost of $39.

On November 30, 2010, in connection with the sale of Bode, our line of credit facility was terminated with a balance of $0.

For the year ended December 31, 2010, we have met our cash needs through cash generated by the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode. At December 31, 2010, we had working capital of $29,721.

Subject to our satisfaction of and compliance with existing contractual and banking obligations, and the establishment of appropriate reserves, we currently  intend to distribute the remaining net proceeds from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode to our stockholders.  We returned $2,688 to our stockholders in connection with the tender of 1,119,978 shares of our common stock in connection with our tender offer, which concluded in December 2010.  We expect that any later distributions, to the extent that no earnouts are achieved and no proceeds are released from escrow, would be in an aggregate amount between $20,000, to as much as $22,000.  There is no guarantee, however, that we will make this later distribution or any other distribution.  In the event that we decide to retain the proceeds from such sales, we may pursue a business combination or other type of combination with a specific entity or within any specific industry.  There can be no assurance, however, that we would be successful in identifying, evaluating or concluding any such business combination if we chose to retain such proceeds.

We also note that these distribution amounts are net of our current estimates of the amounts needed for required reserves,  for contingencies and for financial and operating costs, but do not consider the effects of working capital adjustments, guarantees of receivables sold, tax or other reserves which we may later conclude are necessary.

We believe that the cash generated by the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode, the cash that we expect to receive from the release of escrow amounts, the earnouts, and the payment of the remaining balance on the SafirRosetti Note, less any distributions to our stockholders, will be sufficient to finance our operations through December 31, 2011.

In addition to the fixed portion of the purchase price for SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode, each agreement provides for contingent proceeds in the form of earnouts and/or the return of an escrow deposit. The following table represents the minimum and maximum aggregate contingent proceeds that may be realized from the sales of SafirRosetti, Fraud and SIU Services, Preparedness Services, and Bode.

	SafirRosetti		Fraud and SIU Services		Preparedness Services		Bode		Total
	Min	Max	Min	Max	Min	Max	Min	Max	Min	Max
Earnout	$1,077	$1,600	$-	$-	$-	$12,000	$-	$5,500	$1,077	$19,100
Return of escrow	-	525	-	825	-	1,000	-	2,450	-	4,800
Totals	$1,077	$2,125	$-	$825	$-	$13,000	$-	$7,950	$1,077	$23,900

The minimum amount in connection with the sale of SafirRosetti includes $1,077 of contingent consideration that was realized and recognized through February 9, 2011.  There is no assurance that any of these contingent proceeds in excess of amounts already received will be realized.  Accordingly, in each case the future minimum amount is $0. Neither the maximum nor the minimum amounts represent management’s expectation of the amount of contingent proceeds to be realized.  Additionally, these contingent proceeds do not reflect certain potential working capital adjustments and accounts receivable guarantees that we provided for with respect to the above mentioned transactions.

If we receive the contingent proceeds discussed above, we intend to distribute them to stockholders, less deductions comparable to those described above with respect to the distribution of the other proceeds of the transactions.  However, we have not made a final decision as to, and continue to explore the most efficient form of, any such distribution and any alternative uses of the net proceeds from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode in the event that we determine not to further distribute these proceeds to our stockholders.

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

Funds held in escrow related to the sales of business units

A portion of the proceeds from the sale of each of the business units has been held in escrow, to cover potential post-closing indemnification obligations. Funds held in escrow are recorded at net realizable value.

Amounts due from buyers related to the sales of business units.

Amounts due from buyers in connection with the sales of the business units include a note receivable and amounts due in connection with working capital adjustments, and are recorded at net realizable value.  Contingent consideration is recognized when realized due to the uncertainty of realization.

Income Taxes

Certain contingent consideration that was not recorded on our books as of December 31, 2010, due to the uncertainty of realization was included in income for income tax purposes.  The effect of this contingent consideration, which is included in our determination of taxable income at fair value, is treated as a temporary difference in the calculation of our deferred tax asset at December 31, 2010.

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

Discontinued Operations

We account for our discontinued operations under the provisions of ASC 205-20 “Presentation of Financial Statements – Discontinued Operations”. Accordingly, the results of operations and related charges for discontinued operations with respect to the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, are reflected in net loss discontinued operations.  Assets and liabilities of the discontinued operations have been reclassified and are reflected on our Consolidated Balance Sheet as “Current assets of discontinued operations”, “Assets of discontinued operations”, “Current liabilities of discontinued operations” and “Liabilities of discontinued operations”. Additionally, certain corporate overhead costs that were clearly identifiable as costs of the disposed business units were attributed to discontinued operations under the provisions of ASC 205-20.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders
Of GlobalOptions Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of GlobalOptions Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GlobalOptions Group, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008 in conformity accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, New York

February 15, 2011

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$26,126	$3,221
Restricted cash equivalents - deferred compensation	2,506	-
Funds held in escrow related to the sales of business units	4,800	-
Amounts due from buyers related to the sales of business units	5,002	-
Prepaid expenses and other current assets	426	350
Current assets of discontinued operations	12	23,476

Total current assets	38,872	27,047

Property and equipment, net	-	36

Other assets of discontinued operations	-	31,731

Total assets	$38,872	$58,814

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit	$-	$2,163
Accounts payable	570	358
Accrued compensation and related benefits	896	195
Deferred compensation	2,506	-
Other current liabilities	1,614	795
Current liabilities of discontinued operations	3,565	8,180

Total current liabilities	9,151	11,691

Long-term liabilities of discontinued operations	-	1,300
Total long-term liabilities	-	1,300

Total liabilities	9,151	12,991

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,880,000 shares authorized, no shares issued or outstanding;	-	-
Series D convertible preferred stock, non-voting, $0.001 par value, 100,000 shares authorized, no shares issued or outstanding;	-	-
Series A junior participating preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued or outstanding;	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,716,794 shares issued and 13,372,819 shares outstanding at December 31, 2010, and 14,472,363 shares issued and 14,348,469 shares outstanding at December 31, 2009	14	14
Additional paid-in capital	111,525	111,909
Accumulated deficit	(81,131)	(65,857)
Treasury stock; at cost, 343,975 and 123,894 shares at December 31, 2010 and December 31, 2009, respectively	(687)	(243)
Total stockholders' equity	29,721	45,823
Total liabilities and stockholders' equity	$38,872	$58,814

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2010	2009	2008

Operating expenses:

Selling and marketing	$1,755	$2,266	$1,876

General and administrative	14,138	8,882	8,329

Total operating expenses	15,893	11,148	10,205

Loss from operations	(15,893)	(11,148)	(10,205)

Other income (expense):

Interest income	2	1	24

Interest expense	(223)	(533)	(345)

Other expense, net	(221)	(532)	(321)

Loss from continuing operations	(16,114)	(11,680)	(10,526)

Discontinued Operations:

Income from discontinued operations, including tax benefit	959	6,369	2,570
Loss on disposals, net of tax	(119)	-	-
Income from discontinued operations, net of tax	840	6,369	2,570

Net loss	$(15,274)	$(5,311)	$(7,956)

Basic and diluted net loss (income) per share:
Continuing operations	(1.13)	(0.91)	(1.07)
Discontinued operations, net of tax	0.06	0.49	0.26

Net loss per share	(1.07)	(0.42)	(0.81)

Weighted average number of common shares outstanding - basic and diluted	14,320,505	12,870,729	9,834,069

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Year Ended December 31, 2010
(dollars in thousands)

					Additional
	Common Stock		Treasury Shares		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2010	14,472,363	$14	123,894	$(243)	$111,909	$(65,857)	$45,823

Issuance of shares to consultants for services provided	26,309	-	-	-	45	-	45

Issuance of common stock in connection with vesting of restricted stock units	155,561	-	-	-	-	-	-

Purchase of treasury shares in connection with cashless vesting of restricted stock units	-	-	33,654	(69)	-	-	(69)

Purchase of treasury shares in connection with cashless vesting of restricted stock	-	-	169,800	(336)	-	-	(336)

Purchase of treasury shares under stock repurchase program	-	-	16,627	(39)	-	-	(39)

Purchase and cancellation of shares in connection with tender offer	(1,119,978)	(1)	-	-	(2,687)	-	(2,688)

Issuance of common stock upon exercise of stock options	151,250	1	-	-	272	-	273

Issuance of common stock under employee stock purchase plan	31,289	-	-	-	45	-	45

Stock-based compensation - restricted stock vested	-	-	-	-	1,468	-	1,468

Repurchase of stock-based compensation award	-	-	-	-	(339)	-	(339)

Stock based compensation - employee stock purchase plan	-	-	-	-	16	-	16

Amortization of consultant stock option costs	-	-	-	-	132	-	132

Amortization of employee stock option costs	-	-	-	-	82	-	82

Amortization of consultant restricted stock unit costs	-	-	-	-	7	-	7

Amortization of employee restricted stock unit costs	-	-	-	-	575	-	575

Net loss	-	-	-	-	-	(15,274)	(15,274)

Balance, December 31, 2010	13,716,794	$14	343,975	$(687)	$111,525	$(81,131)	$29,721

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Year Ended December 31, 2009
(dollars in thousands)

					Series D
					Convertible		Additional
	Common Stock		Treasury Shares		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2009	10,486,935	$10	107,067	$(208)	55,388.37	$-	$108,989	$(60,546)	$48,245

Stock issued to consultants for services	89,577	-	-	-	-	-	165	-	165

Shares issued upon the exercise of stock options	44	-	-	-	-	-	-	-	-

Shares issued in connection with the vesting of RSUs	134,274	-	-	-	-	-	-	-	-

Treasury shares acquired in satisfaction of income tax withoholding	-	-	16,827	(35)	-	-	-	-	(35)

Issuance of common stock in connection with the conversion of Series D Convertible Preferred Stock	3,692,552	4	-	-	(55,388.37)	-	(4)	-	-

Issuance of common stock under employee stock purchase plan	68,981	-	-	-	-	-	93	-	93

Stock based compensation - restricted stock vested	-	-	-	-	-	-	1,041	-	1,041

Stock based compensation - employee stock purchase plan	-	-	-	-	-	-	31	-	31

Amortization of consultant stock option costs	-	-	-	-	-	-	96	-	96

Amortization of employee stock option costs	-	-	-	-	-	-	394	-	394

Amortization of consultant restricted stock unit costs	-	-	-	-	-	-	4	-	4

Amortization of employee restricted stock unit costs	-	-	-	-	-	-	1,100	-	1,100

Net loss	-	-	-	-	-	-	-	(5,311)	(5,311)

Balance, December 31, 2009	14,472,363	$14	123,894	$(243)	-	$-	$111,909	$(65,857)	$45,823

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Year Ended December 31, 2008
(dollars in thousands)

					Series D
					Convertible		Additional
	Common Stock		Treasury Shares		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2008	9,660,269	$10	-	$-	55,989.32	$-	$102,537	$(52,590)	$49,957

Stock issued to consultants for services	26,984	-	-	-	-	-	167	-	167

Treasury shares acquired in satisfaction of income tax withoholding	-	-	19,567	(50)	-	-	-	-	(50)

Treasury shares acquired in connection with settlement of Facticon matters	-	-	87,500	(158)	-	-	-	-	(158)

Issuance of common stock in connection with the purchase of Preparedness Services	300,000	-	-	-	-	-	2,880	-	2,880

Issuance of common stock in connection with the conversion of Series D Convertible Preferred Stock	40,064	-	-	-	(600.95)	-	-	-	-

Issuance of common stock to executive employees for future services	437,500	-	-	-	-	-	-	-	-

Issuance of common stock under employee stock purchase plan	22,118	-	-	-	-	-	34	-	34

Stock based compensation - restricted stock vested	-	-	-	-	-	-	1,058	-	1,058

Stock based compensation - employee stock purchase plan	-	-	-	-	-	-	11	-	11

Amortization of consultant stock option costs	-	-	-	-	-	-	122	-	122

Amortization of employee stock option costs	-	-	-	-	-	-	1,650	-	1,650

Amortization of consultant restricted stock unit costs	-	-	-	-	-	-	4	-	4

Amortization of employee restricted stock unit costs	-	-	-	-	-	-	526	-	526

Net loss	-	-	-	-	-	-	-	(7,956)	(7,956)

Balance, December 31, 2008	10,486,935	$10	107,067	$(208)	55,388.37	$-	$108,989	$(60,546)	$48,245

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(15,274)	$(5,311)	$(7,956)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for bad debts	445	(259)	148
Depreciation and amortization	2,158	3,352	4,366
Deferred rent	(398)	28	448
Non-cash interest charges	-	-	4
Reserve for restructuring	-	420	517
Reserve for litigation	15	65	-
Reserve for obsolete inventory	(20)	(5)	-
Impairment of goodwill and intangible assets	4,475	66	-
Stock-based compensation	2,325	2,831	4,258
Deferred income taxes	(511)	511	-
(Gain) / loss on disposition of business units	119	-	-
Loss on disposition of equipment	-	-	27

Changes in operating assets and liabilities:
Accounts receivable	(6,221)	8,112	(1,219)
Inventories	307	(827)	(196)
Prepaid expenses and other current assets	(269)	22	(70)
Security deposits and other assets	220	16	25
Accounts payable	(622)	(2,634)	459
Deferred revenues	359	5	42
Accrued compensation and related benefits	408	488	(585)
Deferred compensation	2,506	-	-
Other current liabilities	1,743	(751)	(1,053)
Other long-term obligations	396	(47)	(54)
Total adjustments	7,435	11,393	7,117
Net cash (used in) provided by operating activities	(7,839)	6,082	(839)

Cash flows from investing activities:
Purchases of property and equipment	(1,275)	(2,797)	(1,638)
Purchase of intangible assets	(56)	(68)	(44)
Investment in restricted cash equivalents	(2,506)	-	-
Acquisition of FAIS	-	-	(2,548)
Acquisition of On Line Consulting	-	-	(200)
Disposition of SafirRosetti	4,189	-	-
Disposition of Preparedness Services	7,991	-	-
Disposition of Fraud and SIU Services	7,035	-	-
Disposition of Bode	20,682	-	-
Net cash provided by (used in) investing activities	36,060	(2,865)	(4,430)

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from financing activities:
Net repayments under line of credit	(2,163)	(4,930)	7,093
Repayment of notes payable	-	(400)	(800)
Proceeds from issuance of stock in connection with options exercised	273	-	-
Proceeds from issuance of stock in connection with ESPP	45	93	34
Repurchase of stock-based compensation award	(339)	-	-
Repurchase of common stock	(444)	(35)	(208)
Repurchase of stock in connection with tender offer	(2,688)	-	-
Net cash (used in) financing activities	(5,316)	(5,272)	6,119

Net increase (decrease) in cash and cash equivalents	22,905	(2,055)	850
Cash and cash equivalents - beginning of period	3,221	5,276	4,426
Cash and cash equivalents - end of period	$26,126	$3,221	$5,276

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$253	$631	$353

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to settle the obligation to issue common stock	$-	$-	$2,160

Purchases of equipment under capital lease	$679	$-	$-

Non-cash consideration from buyer - sale of SafirRosetti	$1,381	$-	$-

Non-cash consideration from buyer - sale of Preparedness Services	$2,952	$-	$-

Non-cash consideration from buyer - sale of Fraud and SIU Services	$825	$-	$-

Non-cash consideration from buyer - sale of Bode	$4,642	$-	$-

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

The Company was an integrated provider of risk mitigation and management services to government entities, Fortune 1,000 corporations and high net-worth and high-profile individuals throughout the world. The Company’s risk mitigation services included (1) risk management and security, (2) investigations and litigation support, and (3) crisis management and corporate governance. Prior to selling its operating businesses, the Company delivered these services through four business units: Preparedness Services; Fraud and Special Investigative Unit (“SIU”) Services; Security Consulting and Investigations; and International Strategies.

The Company sold its SafirRosetti business unit (“SafirRosetti”) on April 30, 2010, its Preparedness Services business unit (“Preparedness Services”) on July 16, 2010, its Fraud and SIU Services business unit (“Fraud and SIU Services”) on July 20, 2010,  and its Forensic DNA Solutions and Products business unit (“Bode”) on November 30, 2010 and closed its International Strategies business unit (“International Strategies”) on December 31, 2010 (See Note 2 - Basis of Presentation).

Although the Company has publicly announced that it currently intends to return the remaining net proceeds from the sales of the SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode to its stockholders after satisfying existing contractual and banking obligations and establishing appropriate reserves for contingencies and ongoing operating costs, there is no guaranty that it will do so.  In the event that the Company decides to retain the proceeds from such sales, it may pursue a business combination or other type of corporate transaction.  There is currently no arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity or within any specific industry, and there can be no assurance that the Company will be successful in identifying and evaluating or in concluding any such business combination. Management expects that the Company, under the current plan, will sustain the operations of the business using its available liquidity through at least January 1, 2012.

As of December 31, 2010, continuing operations consist solely of executive and general corporate operations (See Note 5 – Discontinued Operations).  These executive and general corporate operations include services provided by the Company in support of the business units sold in connection with (i) transition service agreements, including services provided for cash and treasury management, information technology, employee benefits, general insurance and general transition services, and (ii) marketing and business development support that is intended to help drive sales revenues of the business units sold.   In addition, executive and general corporate operations include the monitoring and managing of the Company’s receipt of notes receivable, working capital adjustments, escrowed purchase price amounts and earnouts, the collection of which the Company expects will extend through approximately April 2012.

2.  Basis of Presentation

As a result of the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services, Bode and the closing of International Strategies, the Consolidated Balance Sheet as of December 31, 2010, the Consolidated Statement of Operations for the year ended December 31, 2010 and the Consolidated Statement of Cash Flows for the year ended December 31, 2010, present the results and accounts of these business units as discontinued operations.  All prior periods presented in the Consolidated Balance Sheets, the Consolidated Statements of Operations, and the Consolidated Statements of Cash Flows discussed herein have been restated to conform to such presentation.

Prior to the Company’s sales of SafirRosetti and entry into agreements to sell Preparedness Services, Fraud and SIU Services and Bode, the Company reported its operating results in three financial reporting segments: Preparedness Services; Fraud and SIU Services; and Security Consulting and Investigations (which was re-named Forensic DNA Solutions and Products following the sale of SafirRosetti).  The Preparedness Services segment consisted of the operations of Preparedness Services, which provided emergency response plans for disaster mitigation, continuity of operations and other emergency management issues for governments, corporations and individuals.  The Fraud and SIU Services segment consisted of the operations of Fraud and SIU Services and our International Strategies business unit, which provided multidisciplinary, international risk management and business solutions.  The Security Consulting and Investigations segment consisted of the operations of SafirRosetti and Bode, which provided forensic DNA analysis services.  As a result of the sale of SafirRosetti and the entry into agreements to sell Preparedness Services and Fraud and SIU Services as of June 30, 2010, the Company determined to cease reporting its operating results in separate segments.

3.  Principles of Consolidation

The consolidated financial statements of the Company include the consolidated financial statements of GlobalOptions, Inc. and up until its sale on November 30, 2010, its former wholly-owned subsidiary, The Bode Technology Group, Inc., or Bode. All material intercompany accounts and transactions are eliminated in consolidation.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

4.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Actual results could differ from estimated amounts. Significant estimates and assumptions with regard to continuing operations include the carrying value of escrows, notes receivable and working capital adjustment amounts due from the sales of the business units, contingent consideration recognized, accruals related to performance based compensation plans, deferred taxes and related valuation allowances, and valuation of equity instruments. Significant estimates and assumptions related to discontinued operations include reserves related to receivables and inventories, the recoverability of long-term assets, amortizable lives of intangible assets, and purchase accounting.  Global and other economic risks could affect the Company’s estimates.  The Company’s management monitors these risks and assesses its business and financial risks on a quarterly basis.

Concentrations of Credit Risk

Cash: The Company maintains its cash with high credit quality financial institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.  As of December 31, 2010 substantially all of the Company’s funds are held at one financial institution.

Cash Equivalents: The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash Equivalents – Deferred Compensation

Restricted cash equivalents – deferred compensation - includes cash and money market funds held in a rabbi trust under a nonqualified deferred compensation arrangement (the “Deferred Compensation Arrangement”) established in connection with compensation earned by the Company’s chief executive officer and chief financial officer upon the sale of Preparedness Services.  Each plan participant’s account is comprised of the Company’s contribution to the trust on behalf of the participant and share of earnings or losses in the plan.  The restricted cash held in the rabbi trust is considered an asset available for sale and is reported at fair value with an offsetting liability included in deferred compensation in our Consolidated Balance Sheet.  The earnings on the investments are recorded in interest income with an offsetting amount recorded in general and administrative expenses in our Consolidated Statements of Operations.  During the year ended December 31, 2010, earnings on these investments were immaterial.  The fair value of the investments of the Deferred Compensation Arrangement was $2,506 and $0 at December 31, 2010 and December 31, 2009, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

4.  Summary of Significant Accounting Policies, continued

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

                Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets (Liabilities) Measured at Fair Value on a Recurring Basis
	December 31, 2010	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Unobservable Valuation Technique
		(Level 1)	(Level 2)	(Level 3)
Restricted Cash Equivalents	$2,506	$2,506	$-	$-	$-

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

4.  Summary of Significant Accounting Policies, continued

Operating Expenses

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

The Company accounts for uncertain tax positions based upon authoritative guidance that prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods and related disclosure.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the years ended December 31, 2010, December 31, 2009 and December 31, 2008. The tax years ended December 31, 2009 through 2003 remain subject to examination for federal, state, and local income tax purposes by various taxing authorities as of December 31, 2010.

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

Discontinued Operations

The results of operations, including impairment charges, as applicable for SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode, which were sold on April 30, 2010, July 16, 2010, July 20, 2010 and November 30, 2010, respectively, and for International Strategies which was closed on December 31, 2010, are included in “Income from discontinued operations, net of tax” in the accompanying Consolidated Statements of Operations. Assets and liabilities of the discontinued operations have been reclassified and are reflected in the accompanying Consolidated Balance Sheets as “Current assets of discontinued operations,” “Other assets of discontinued operations,” “Current liabilities of discontinued operations” and “Long-term liabilities of discontinued operations.” Additionally, certain corporate overhead costs which were clearly identifiable as costs of the disposed business units were attributed to discontinued operations.

Net Loss per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding, as adjusted, during the years presented. Common stock equivalents, consisting of stock options, restricted stock units (“RSUs”) and Series D convertible preferred stock were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.  The basic weighted average number of shares was reduced for non-vested performance based restricted stock awards, where applicable.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

	At December 31,
	2010	2009	2008
Stock Options	565,158	967,781	634,687
Restricted Stock Units	8,825	228,819	366,087
Convertible Preferred Stock	-	-	3,692,743
Potentially dilutive securities realizable from the vesting of performance based restricted stock	-	470,563	558,063
Total Potentially Dilutive Securities	573,983	1,667,163	5,251,580

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

5. Discontinued Operations

Introduction

On April 30, 2010, July 16, 2020, July 20, 2010 and November 30, 2010, the Company completed the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode, respectively.  On December 31, 2010, the Company closed International Strategies. Prior to approving the Company’s entry into the purchase agreements with respect to each such transaction, the Company’s Board of Directors, acting with the advice and assistance of its legal advisors, evaluated the respective purchase agreements and, acting with the advice and assistance of its legal and financial advisors, evaluated the consideration negotiated with the buyers and their representatives.  In such evaluations, the Board of Directors considered a number of substantive factors, both positive and negative, and potential benefits and detriments of the specific transaction, including but not limited to the consideration offered, likelihood of consummation, prospects for the business unit going forward, opinion of financial advisors (when provided), and effect on the Company’s cash flows.  After careful consideration, the Board of Directors determined that each of the transactions was advisable and in the best interests of the Company and its stockholders and that the form, terms and provisions of the respective transaction documents were expedient and in the best interests of the Company and its stockholders.

As a result of the Company’s sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode, and the Company’s closing of International Strategies, the results and accounts of each of these business operating units are shown as discontinued operations in the Company’s financial statements.

Sale of SafirRosetti

On April 30, 2010, pursuant to the Board of Directors’ approval on April 21, 2010, the Company and GlobalOptions (the “Sellers”) completed the sale of all of the assets used in SafirRosetti in accordance with an asset purchase agreement dated April 23, 2010 (the “SafirRosetti Purchase Agreement”), by and among the Sellers and Guidepost Solutions LLC (“Guidepost”), a subsidiary of SolutionPoint International, Inc. (“SolutionPoint”), of which Joseph Rosetti, a former officer of SafirRosetti, is a principal.

SafirRosetti delivered specialized security and investigative services to governments, corporations and individuals, and reported the results of its operations as part of the Company’s Security Consulting and Investigations reporting segment, which was re-named Forensic DNA Solutions and Products following the sale of SafirRosetti.

Pursuant to the terms of the SafirRosetti Purchase Agreement, the Sellers sold SafirRosetti to Guidepost for aggregate consideration of (i) $3,500 in cash, subject to certain adjustments, of which $525 is being held in escrow for a period of 17 months through September 30, 2011, (ii) a secured promissory note (the “SafirRosetti Note”) in the aggregate face amount of $1,750, with an interest rate of 0.79% per annum of which principal of $875 and interest of $8 was received on December 17, 2010 and principal of $875 and related interest is payable to us on June 30, 2011 and (iii) contingent consideration based on 70% of the purchased accounts receivable in excess of $1,750 collected by Guidepost between the closing and June 30, 2011.  Contingent consideration is being recognized when realized due to the uncertainty of realization.  Contingent consideration of $705 was received and recognized through December 31, 2010. Through February 9, 2011, the Company received $373 of additional contingent consideration.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

5. Discontinued Operations, continued

Sale of SafirRosetti, continued

In connection with the SafirRosetti Purchase Agreement, the Company entered into a transition service agreement pursuant to which the Company provided Guidepost with certain specified transition services following the closing, including but not limited to certain information technology services.  In connection with this agreement, during the year ended December 31, 2010, the Company recorded fees of $58, which were recorded as an offset to general and administrative expenses.   The transition services agreement terminated on July 31, 2010. The Company recorded a cumulative loss of $1,269 on the sale of SafirRosetti, pursuant to the following:

Cash selling price (of which $525 was held in escrow)	$3,500
Note receivable, net	1,670
Contingent cash consideration received	705
Total consideration from sale	5,875
Less: expenses of sale	(380)
Net consideration from sale	5,495
Less: net book value of assets sold to buyer or written off in connection with the sale	(6,764)
Net (loss) on the sale of SafirRosetti	$(1,269)

The net loss amount above reflects the benefit of $705 in contingent consideration received through December 31, 2010.  This loss does not reflect the full benefit of contingent consideration on the sale, which will be recorded when realized.

Sale of Preparedness Services

On July 16, 2010, pursuant to the Board of Directors’ approval on May 6, 2010, and the Company’s stockholders’ approval on July 15, 2010, the Sellers completed the sale of all assets used in Preparedness Services in accordance with an asset purchase agreement dated May 13, 2010 (the “Preparedness Services Purchase Agreement”), by and among the Sellers and Witt Group Holdings, LLC, (“Witt Holdings”), of which James Lee Witt, Chief Executive Officer, Mark Merritt, Co-President, Barry Scanlon, Co-President, and Pate Felts, Senior Advisor, respectively, of Preparedness Services are principals.

Preparedness Services developed and implemented crisis management and emergency response plans for disaster mitigation, continuity of operations and other emergency management issues for governments, corporations and individuals, and reported the results of its operations in the Company’s Preparedness Services reporting segment.

Pursuant to the terms of the Preparedness Services Purchase Agreement, the Sellers sold Preparedness Services to Witt Holdings for aggregate consideration of (i) $10,006 in cash, of which $1,000 is to be held in escrow for 12 months following the closing, (ii) an earnout payment equal to 40% of any revenues over $15,000 earned during the 12-month period following the closing, which payment may not exceed $12,000, (iii) the assumption of all of the Preparedness Services liabilities, including all termination and severance payments due to James Lee Witt, Mark Merritt, Barry Scanlon and Pate Felts under their respective employment agreements, upon the sale of Preparedness Services, less $286, representing a payment in connection with Witt Holdings’ assumption of the lease for Preparedness Services’ Washington D.C. facility and (iv) a working capital adjustment of $1,652 paid on January 14, 2011.  The maximum total consideration payable to the Sellers under the Preparedness Services Purchase Agreement is $22,000.

The Sellers had also agreed to pay Witt Holdings (i) a “true-up” of up to $1,000 based on accounts receivable (other than accounts receivable originating from the State of Louisiana or its agencies) that remain uncollected as of six months following the closing, and (ii) the face amount of any uncollected receivables arising from the bankruptcy or dissolution of any non-governmental entity.  Witt Holdings had agreed upon such “true-up” payment to transfer to the Sellers all rights with respect to such uncollected receivables.  On January 28, 2011, Witt Holdings notified the Company that it would not make a claim for either a “true-up” or bankrupt amount as described in (i) or (ii), herein.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

5. Discontinued Operations, continued

Sale of Preparedness Services, continued

Additionally, in connection with the Preparedness Services Purchase Agreement, the Company entered into (i) a license agreement pursuant to which it granted Witt Holdings a world-wide, perpetual, irrevocable, exclusive, royalty free, fully paid-up right and license to use the Company’s software in the field of emergency preparedness and disaster relief recovery, and the Company agreed not to license the Preparedness Services application of software to any other business in such field, and (ii) a transition service agreement pursuant to which the Company provided Witt Holdings with certain specified transition services following the closing, including but not limited to certain information technology services.  In connection with this agreement, during the year ended December 31, 2010, the Company recorded fees of $72, which were recorded as an offset to general and administrative expenses.  The transition services agreement terminated on September 30, 2010. The Company recognizes the contingent consideration for the earnout as realized, due to the uncertainty of realization.

The Company recorded a gain of $0 on the sale of Preparedness Services, pursuant to the following:

Cash selling price (of which $1,000 was held in escrow)	$10,006
Working capital adjustment	1,652
Other consideration receivable	301
Liabilities assumed by purchaser	3,225
Gross proceeds from sale	15,184
Less: expenses of sale	(1,154)
Net proceeds from sale	14,030
Less: net book value of assets sold to buyer or written off in connection with the sale	(14,030)
Net gain on the sale of Preparedness Services	$-

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

5. Discontinued Operations, continued

Sale of Fraud and SIU Services

On July 20, 2010, pursuant to the Board of Directors’ approval on June 10, 2010, the Sellers completed the sale of all assets used in Fraud and SIU Services in accordance with an asset purchase agreement dated June 11, 2010 (the “Fraud and SIU Services Purchase Agreement”), by and among the Sellers and GlobalOptions Services, Inc., a non-related third party (“Global Services”), of which Frank Pinder, the President of Fraud and SIU Services, together with David Finney, James Buscarini, Kevin McGinn and Mike Brantley, respectively the Vice Presidents of Operations, Business Development, Finance and IT, are officers and shareholders.  Balmoral Advisors, LLC, Private Equity Partners LLC and the North Atlantic Value LLP unit of JO Hambro Capital Management Ltd were the private equity sponsors.

Fraud and SIU Services provided investigative surveillance, anti-fraud solutions and business intelligence services to the insurance industry, law firms and multinational organizations, and reported the results of its operations in the Company’s Fraud and SIU Services reporting segment.

Pursuant to the terms of the Fraud and SIU Services Purchase Agreement, the Sellers sold Fraud and SIU Services to Global Services for aggregate consideration of (i) $8,340 in cash at closing, inclusive of $34 for an estimated adjustment for working capital and $56 for the purchase real estate lease deposits, of which $825 is to be held in escrow for 15 months following the closing, (ii) an additional final post closing working capital adjustment of $275 which the Sellers received on December 30, 2010, and (iii) the assumption of substantially all of the liabilities of Fraud and SIU Services aggregating $2,978.

In connection with Fraud and SIU Services being classified as held for sale, during the three months ended June 30, 2010, the Company recorded a charge to discontinued operations of $4,475 to write down the carrying value of the assets of Fraud and SIU Services to fair value.

In connection with the  Fraud and SIU Services Purchase Agreement, the Sellers and Global Services entered into (i) certain license agreements pursuant to which the Sellers granted Global Services worldwide, perpetual, irrevocable, exclusive, royalty-free, fully paid-up rights and licenses to certain of the Seller’s intellectual property, including but not limited to the “GlobalOptions” corporate name, logo and websites (all of which Global Services has the right to purchase in the future for nominal consideration), and the Company’s Rapid Data Module and Rapid Video Module software and related source materials that are embedded within the GlobalTrak system for the  Fraud and SIU Services business only,  and (ii) transition service agreement pursuant to which the Sellers and Global Services will provide each other with certain transition services following the closing. The Company recorded fees of $0 in connection with this agreement during the year ended December 31, 2010.   The term of such transition services agreement was extended until March 31, 2011.

The Company recorded a loss of $409 on the sale of Fraud and SIU Services, pursuant to the following:

Cash selling price (of which $825 was held in escrow)	$8,615
Liabilities assumed by purchaser	2,978
Gross consideration from sale	11,593
Less: expenses of sale	(1,111)
Net consideration from sale	10,482
Less: net book value of assets sold to buyer or written off in connection with the sale	(10,891)
Net loss on the sale of Fraud and SIU Services	$(409)

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

5. Discontinued Operations, continued

Sale of Bode

On November 30, 2010, pursuant to the Board of Directors’ approval on August 10, 2010, and the Company’s stockholders’ approval on November 11, 2010, the Sellers completed the sale of the stock of Bode in accordance with a stock purchase agreement dated August 11, 2010 (“Bode Purchase Agreement”) by and among the Sellers, Bode and LSR Acquisition Corp. (which following a corporate reorganization, became SolutionPoint).

Pursuant to the terms of the Bode Purchase Agreement, the Sellers sold the equity securities and stock of  Bode, which constitutes the Company’s Forensic DNA Solutions and Products business unit, to SolutionPoint for aggregate consideration of (i) $24,500 in cash, of which $2,450 will be held in escrow until December 31, 2011,  (ii) an earnout payment equal to 30% of any revenues over $27,000 earned by Bode during the 12-month period following the closing of the sale, which payment may not exceed $5,500, and (iii) a cash payment of $500 received on December 17, 2010 in connection with SolutionPoint’s tax election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

In addition, SolutionPoint has agreed to pay the Sellers the amount by which the working capital of Bode at closing exceeds $5,600, and the Sellers have agreed to pay SolutionPoint the amount by which the working capital of Bode at closing is less than $5,600, provided that in either case no such payment will be required unless it is in excess of $150.  At December 31, 2010, the Company has estimated that SolutionPoint will pay to Sellers a working capital adjustment of approximately $2,192.  As set forth in the Bode Purchase Agreement, there are a series of steps in which SolutionPoint and the Company determine, review and approve the computation of the working capital adjustment.  These steps have not yet been completed.  Accordingly, this estimate of the working capital adjustment is subject to change. The Sellers have also agreed to pay SolutionPoint a “true-up” of up to $1,000, based on accounts receivable that remain uncollected 180 days after the closing and SolutionPoint has agreed to transfer to the Sellers all rights with respect to such uncollected receivables after SolutionPoint’s receipt of such “true-up” payment.

In connection with the Bode Purchase Agreement, we entered into a transition service agreement pursuant to which we provided Bode with certain specified transition services following the closing, including but not limited to certain information technology services.  In connection with this agreement, during the year ended December 31, 2010, the Company recorded fees of $19, which were recorded as an offset to general and administrative expenses.  Unless otherwise extended by the parties, the transition services agreement will terminate on February 28, 2011.

In future periods, the Company will record contingent consideration as realized, due to the uncertainty of realization.

The Company recorded a gain, net of tax, of $1,559 on the sale of Bode, pursuant to the following:

Cash selling price (of which $2,450 was held in escrow)	$25,000
Estimate of working capital adjustment	2,192
Liabilities assumed	2,327
Gross consideration from sale	29,519
Less: expenses of sale	(2,617)
Net consideration from sale	26,902
Less: net book value of assets sold to buyer or written off in connection with the sale	(24,268)
Gain on the sale of Bode, before tax effect	2,634
Income tax on the sale of Bode	(1,075)
Gain on the sale of Bode, net of tax	$1,559

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

5. Discontinued Operations, continued

Funds held in escrow related to the sales of business units

As of December 31, 2010, a portion of the proceeds from the sale of each of the business units has been held in escrow, to cover potential post-closing indemnification obligations, as follows:

	SafirRosetti	Preparedness Services	Fraud and SIU Services	Bode	Total
Funds held in escrow related to the sales of business units	$525	$1,000	$825	$2,450	$4,800

Amounts due from buyers related to the sales of business units

As of December 31, 2010, amounts due from buyers related to the sales of business units include a note receivable, amounts due in connection with working capital adjustments and contingent consideration recognized, as shown in the table below:

	SafirRosetti	Preparedness Services	Fraud and SIU Services	Bode	Total

Note receivable	$857	$-	$-	$-	$857
Working capital adjustment	-	1,652	-	2,192	3,844
Other consideration receivable	-	301	-	-	301
	$857	$1,953	$-	$2,192	$5,002

Gains (losses) on sale of business units

For the year ended December 31, 2010, the Company has recorded the following gains and losses in connection with the sales of its business units:

	SafirRosetti	Preparedness Services	Fraud and SIU Services	Bode	Total
Gain (loss) on sale, net of tax	$(1,269)	$-	$(409)	$1,599	$(119)

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

5. Discontinued Operations, continued

Results of Discontinued Operations

Results and net income from discontinued operations are as follows, reflecting the results of SafirRosetti, Preparedness Services, Fraud and SIU Services, Bode and International Strategies:

	For the years ended December 31,
	2010	2009	2008
Revenues	$64,760	$102,130	$104,187
Income from operations	$402	$7,015	$2,601
Loss on disposal, net of tax	$(119)	$-	$-
Income, before tax	$329	$6,888	$2,570
Income, net of tax	$840	$6,369	$2,570

Assets and liabilities included in discontinued operations as of December 31, 2010 and December 31, 2009 are as follows:

	As of
	December 31, 2010	December 31, 2009
Assets
Accounts receivable, net	$-	$19,632
Inventories, net	-	3,354
Prepaid expenses and other current assets	12	490
Property and equipment, net	-	6,958
Goodwill and intangible assets, net	-	24,236
Deposits and other assets	-	537
Total assets of discontinued operations	$12	$55,207

Liabilities
Accounts payable	$63	$3,207
Accrued compensation	214	3,449
Deferred Revenues	-	590
Accrued expenses and other current liabilities	3,288	934
Other long term liabilities	-	1,300
Total liabilities of discontinued operations	$3,565	$9,480

Accrued expenses and other current liabilities consist primarily of $1,075 of state income taxes payable on the sale of Bode, amounts due to buyers and reserves for taxes other than income taxes.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

6.   Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	December 31,
	2010	2009
Accrued performance based bonuses	$644	$150
Accrued payroll and commissions	223	30
Accrued employee benefits	29	15

Total	$896	$195

7.  Deferred Compensation

The Company has established a Deferred Compensation Arrangement for the benefit of its Chief Executive Officer and its Chief Financial Officer (See Note 10 – Commitments and Contingencies - Employment Agreements). The deferred compensation is held in a separate trust account, established by the Company to administer the Deferred Compensation Arrangement. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. The trust qualifies as a grantor trust for income tax purposes (known as a “rabbi trust”). The assets and liabilities of the Deferred Compensation Arrangement are valued at $2,506 as of December 31, 2010.

8.  Line of Credit

The Company had maintained a working capital line of credit (the “Facility”), which was terminated on November 30, 2010, with a balance of $0.  The Facility was secured by accounts receivable, was subject to a liquidity financial covenant and certain positive and negative covenants and in connection therewith, the Company had granted a first priority security interest in substantially all of its assets to the financial institution that provided this Facility.

9. Income Taxes

Significant components of the Company’s net deferred tax assets and liability at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$15,962	$7,358
Stock-based compensation	383	3,127
Property and equipment	119
Allowance for doubtful accounts	183	550
Intangible assets	-	2,277
Goodwill	-	5,235
Earnout in connection with the sales of business units	3,471
Other accruals	1,244	1,286
Total gross deferred tax assets	21,362	19,833
Deferred tax liability:
Excess of book over tax basis of:
Property and equipment	-	(216)
Goodwill	-	(511)
Net deferred tax assets before valuation allowance	21,362	19,106
Less: valuation allowance	(21,362)	(19,617)
Deferred tax assets, net	$-	$(511)

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

9. Income Taxes, continued

The increase in the deferred tax asset for net operating loss carryforwards includes the income tax effect of the differences in the book and tax bases of goodwill, that was part of the net assets of the business units that were sold during the year ended December 31, 2010.  The valuation allowances related to the Company’s deferred tax asset increased by approximately $1,745 and $10 for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, the Company had approximately $41,200 and $39,100 of federal and state net operating losses (“NOL”), respectively, available for income tax purposes that may be carried forward to offset future taxable income, if any. The federal carryforwards expire in years 2022 through 2030. The Company conducted a change in ownership study in accordance with Section 382 of the Internal Revenue Code (“IRC”) and determined that its ability to use approximately $13,900 of its federal and state NOL carryforwards generated prior to October, 2008 is subject to an annual limitation.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the loss from continuing operations is as follows:

	For the years ended December 31,
	2010	2009	2008
Tax benefit at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes	(5.0)	(5.0)	(6.0)
Permanent differences:
Stock-based compensation	19.5	13.1	3.0
Compensation	4.1	0.0	0.0
Adjustments of deferred tax assets:
Net operating loss carry forwards	(0.8)	2.1	4.6
Stock - based compensation	0.0	0.0	(6.8)
Increase in valuation allowance	16.2	23.8	39.2
Effective income tax rate	0.0%	0.0%	0.0%

During the years ended December 31, 2010 and 2009, as a result of the vesting of restricted stock units and certain other share based payment awards, the ultimate tax deduction realized by the Company at the vesting date was substantially lower than the cumulative compensation expense recorded for financial reporting purposes, which is commonly referred to as a “shortfall”.  Accordingly, the effective tax rate reconciliation for the years ended December 31, 2010 and 2009 include the effect of derecognizing the gross deferred tax asset and the related valuation allowance associated with the book compensation expense of these vested awards and correspondingly, the set-up of the gross deferred tax asset and the corresponding valuation allowance associated with the final tax deduction.

The Company files a consolidated federal income tax return as well as consolidated or separate company income tax returns in 32 state and 2 local jurisdictions in the United States.  Currently no income tax returns are under examination.  For a substantial number of these jurisdictions, the Company will be filing final income tax returns, since it no longer does business in these jurisdictions due to the disposals of its business units.

In 2009, the Company re-evaluated its effective state tax rate as a result of significant operations in new state jurisdictions and a reduction of operations in the previously filed state jurisdictions.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

10.  Commitments and Contingencies

Employment Agreements

Harvey W. Schiller, Ph.D.

The Company entered into a three-year employment agreement with Dr. Schiller, its Chairman and Chief Executive Officer, in January 2004.  The agreement was initially amended on December 19, 2006 to extend the term through January 31, 2010; subsequently on August 13, 2009 the term was extended through January 31, 2011 and on January 31, 2010 pursuant to its terms was extended to January 31, 2012.  Effective May 11, 2010, the Company modified its employment agreement with Dr. Schiller to induce him to remain with the Company to ensure continuity of corporate operations in the event that he became entitled to terminate his employment agreement as a result of the occurrence of a “change of control,” as defined under his employment agreement, which the Compensation Committee of the Board determined would result from the completion of the sale of Preparedness Services.  On December 14, 2010 the Company further modified its agreement with Dr. Schiller, principally, to extend the term of Dr. Schiller’s employment with the Company through April 30, 2012 to ensure the continuity of corporate operations during the period which earnout payments and escrow amounts are expected to be received in connection with the sales of the business units.   Pursuant to the terms of the modified employment agreement, Dr. Schiller continues to have the right to terminate his employment agreement if a “change of control” event occurs prior to the end of the term of his employment agreement. A change of control event could occur if more than fifty percent of the combined voting power of the outstanding securities of the Company changes from the present stockholders.

The sale of Preparedness Services was completed on July 16, 2010.  As a result of this sale, the Company’s employment agreement with Dr. Schiller, as modified (the “Schiller Employment Agreement”), provides that Dr. Schiller will continue to serve as the Company’s Chairman and Chief Executive Officer through April 30, 2012, and devote the necessary working time and efforts, but less than substantially all of his working time and efforts to the business of GlobalOptions Group.  The Schiller Employment Agreement provides for a base salary of $180 per annum, plus certain living expenses through December 31, 2010 and then reduced to $150 per annum for the duration of the term.  In addition to his base salary, in December 2010, Dr. Schiller was awarded a cash bonus of $150 and Dr. Schiller became eligible for a discretionary cash bonus on or before the end of the term.  Following the completion of the term of the Schiller Employment Agreement, the Company will have the option to continue to employ Dr. Schiller on a month-to-month basis for $20 per month.

Additionally, pursuant to the terms of the Schiller Employment Agreement, upon the sale of Preparedness Services, 268,750 shares of restricted stock granted under the 2006 Executive Compensation Performance Bonus Plan (the “Performance Bonus Plan”) and 31,912 restricted stock units (“RSUs”) held by Dr. Schiller became fully vested and non-forfeitable, and the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the date of the sale of Preparedness Services, $270 was paid on August 13, 2010, and the remaining $230 will be paid in March 2011.  In addition, $1,685 was paid into a “rabbi trust” on August 20, 2010 and will be disbursed to Dr. Schiller six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Dr. Schiller works part-time) representing: (i) salary that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) the target cash bonus for the period January 1, 2011 through January 31, 2012; and (iii) cash in lieu of additional shares of stock, for the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Dr. Schiller.  The Compensation Committee has determined that December 31, 2010 is the date of such separation of service for purposes of Section 409A of the Internal Revenue Code.

Dr. Schiller elected to have 113,650 shares, valued at $225, withheld in satisfaction of his tax obligation in connection with the vesting of the restricted stock and RSUs.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

10.  Commitments and Contingencies

Employment Agreements

Jeffrey O. Nyweide

Effective as of August 1, 2007, Mr. Nyweide and the Company terminated his consulting agreement and entered into an employment agreement providing for Mr. Nyweide’s service as the Company’s Chief Financial Officer, Executive Vice President—Corporate Development, Treasurer and Secretary, reporting to the Chairman of the Board.  The employment agreement, which had an initial term through January 31, 2010, was amended on August 13, 2009 to extend its term through January 31, 2011, and pursuant to its terms, on January 31, 2010, was further extended to January 31, 2012.  Effective May 11, 2010, the Company modified its employment agreement with Mr. Nyweide to induce him to remain with the Company to ensure the continuity of corporate operations in the event that he became entitled to terminate his employment agreement as a result of the occurrence of a “change of control,” as defined under his employment agreement, which the Compensation Committee determined would result from the sale of Preparedness Services. On December 14, 2010, the Company further modified its agreement with Mr. Nyweide to extend the term of his employment agreement to July 31, 2012 to ensure the continuity of corporate operations during the period which earnout payments and escrow amounts are expected to be received in connection with the sales of the business units.  Pursuant to the terms of the modified employment agreement, Mr. Nyweide continues to have the right to terminate his employment agreement if a “change of control” event occurs prior to the end of the term of his employment agreement. A change of control event could occur if more than fifty percent of the combined voting power of the outstanding securities of the Company changes from the present stockholders.

The sale of Preparedness Services was completed on July 16, 2010.  As a result of this sale, the Company’s employment agreement with Mr. Nyweide, as modified (the “Nyweide Employment Agreement”), provides that Mr. Nyweide will continue to serve as its Chief Financial Officer and Executive Vice President through July 31, 2012.   Mr. Nyweide will receive a base salary of $375 per annum for the first eighteen month period of such term and a reduced base salary of $180 per annum for the remaining six months, during which period Mr. Nyweide’s responsibilities are intended to be reduced.  In addition to his base salary, Mr. Nyweide earned a performance bonus of $150 in connection with the sale of Preparedness Services ($75 paid on August 11, 2010 and the remainder paid on October 15, 2010), on November 30, 2010, Mr. Nyweide earned a performance bonus of $250 in connection with the sale of Bode ($125 paid on December 10, 2010 and the remainder payable on January 31, 2012.  Following the completion of the term of the Nyweide Employment Agreement, the Company will have the option to continue to employ Mr. Nyweide on a month-to-month basis for $20 per month.

Additionally, pursuant to the terms of the Nyweide Employment Agreement, upon the sale of Preparedness Services, 201,813 shares of restricted stock granted under the Performance Bonus Plan and 14,093 RSUs held by Mr. Nyweide became fully vested and non-forfeitable, and the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the sale of Preparedness Services, $202 was paid on August 13, 2010, and the remaining $173 will be paid in March 2011.  In addition, $821 was paid into a “rabbi trust” on August 23, 2010 and will be disbursed to Mr. Nyweide six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Mr. Nyweide works part-time), representing: (i) 50% of the salary and 100% of benefits, including a housing allowance, that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) 50% of the target cash bonus for the period January 1, 2011 through January 31, 2012 ; and (iii) cash in lieu of additional shares of stock for 50% of the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Mr.  Nyweide. The Compensation Committee has determined that January 31, 2012 is the date of such separation of service for purposes of Section 409A of the Internal Revenue Code.

Mr. Nyweide elected to have 72,977 shares, valued at $144, withheld in satisfaction of his tax obligations in connection with the vesting of the restricted stock and RSUs.

Operating Leases

Rent expense charged to continuing operations amounted to approximately $198, $194 and $206 for the years ended December 31, 2010, 2009 and 2008, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

10.  Commitments and Contingencies, continued

Litigation, Claims and Assessments

On April 22, 2010 a case was filed against the Company stating that the Company conspired to divert work from the plaintiff.  The claims are for $2,400 in this case.  The Company believes that the suit is completely without merit and intends to vigorously defend its position.

On October 2, 2010, the Company, along with others, was notified that it is a defendant in a lawsuit filed by a third party for alleged conversion of assets, tortuous interference and defamation, among other claims.  The suit asks for actual and punitive damages totaling 4,200,000.  The Company believes that the suit is completely without merit and intends to vigorously defend its position.On November 4, 2010, the Company entered into a settlement agreement with each of Howard Safir, the former Chief Executive Officer of the Company’s Security Consulting and Investigations unit and Adam Safir, Howard Safir’s son and a former officer of the Company’s Security Consulting and Investigations unit (the “Safirs”), in order to resolve and settle disputes regarding alleged payments owing to the Safirs under their respective consulting agreements, employment agreements and any further obligation to issue the Company’s common stock to the Safirs.  Furthermore, the Company received an indemnification from the Safirs for any claims that may be made against the Company for legal issues arising from the actions of SafirRosetti, LLC.  The settlement agreement provides a cash payment to the Safirs in the amount of $375 and release from the Safirs for any future claims against the Company and the Company receiving a full release and indemnification of any claims or legal matters arising from SafirRosetti, LLC.  On November 9, 2010, the $375 settlement was deposited into an escrow account, and on December 3, 2010, the $375 amount was fully disbursed from escrow after the Company’s receipt of full releases for certain potential claims against itself and SafirRosetti, LLC.

11.   Stockholders’ Equity

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

The Company is authorized to issue 15,000,000 of preferred stock, of which 100,000 shares have been designated as Series D convertible preferred stock, and 20,000 shares have been designated as Series A junior participating preferred stock. Shares previously issued for other classes of preferred stock, for which shares are no longer outstanding, have been canceled and returned to undesignated preferred stock that is available for future issuance.

Common Stock Issued

On January 30, 2008, the Company issued 300,000 shares of common stock in connection with its purchase of Preparedness Services.

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

During the years ended December 31, 2009 and 2008, the Company issued 3,692,552 and 40,064 shares of common stock upon the conversion of 55,388 and 601 shares of Series D convertible preferred stock, respectively.  No shares of Series D convertible preferred stock remained outstanding at December 31, 2010.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

11.   Stockholders’ Equity, continued

Common Stock Issued, continued

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

During the year ended December 31, 2010, the Company issued 155,561 shares of its common stock pursuant to the vesting of RSUs under the 2006 Long Term Incentive Plan (the “Incentive Plan”).  Of the 155,561 shares issued, 63,825 and 28,187 shares were issued to the Chief Executive Officer and Chief Financial Officer, respectively.  The Chief Executive Office and Chief Financial Officer elected to have the Company withhold 24,126 and 9,528 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of these RSUs.  Such withheld shares valued at $49 and $20, respectively are reflected as treasury shares in the Company’s books and records.During the years ended December 31, 2010 and 2009, the Company issued 26,309 and 89,577 shares of its common stock, respectively to Lippert/Heilshorn and Associates for services.  Of the 89,577 shares issued during the year ended December 31, 2009, 36,900 shares valued at $75 were issued for services rendered during 2008, and 52,677 shares valued at $90 were issued for services rendered during 2009.  The 26,309 shares issued during the year ended December 31, 2010 were valued at $45 for services rendered during 2010.

During the years ended December 2010, and 2009, the Company issued 151,250 and 44 shares of its common stock, respectively, in connection with the exercise of stock options. During the years ended December 31, 2010, 2009 and 2008, the Company issued 31,289, 68,981 and 22,118 shares of its common stock, respectively under the Amended and Restated 2006 Employee Stock Purchase Plan (the “Stock Purchase Plan”).  The Company realized proceeds of $45, $92 and $35 and recognized stock based compensation of $16, $32 and $11, respectively in connection with the issuance of these shares.

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

As a result of the sale of Preparedness,  the remaining 268,750 and 201,813 unvested shares held by Dr. Schiller and Mr. Nyweide, respectively, were no longer subject to forfeiture, and 31,912 and 14,094 RSUs became vested, respectively.  Dr. Schiller and Mr. Nyweide elected to have the Company withhold 101,588 and 68,212 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of their restricted stock and 12,063 and 4,764 Shares, respectively, in satisfaction of their tax obligations in connection with the vesting of their RSUs.  Such withheld shares, valued at $225 and $145, respectively, are reflected as treasury shares in the Company’s books and records.  As of September 30, 2010 Dr. Schiller and Mr. Nyweide have no more non-vested shares of restricted stock.  (See Note 10 – Commitments and Contingencies – Employment Agreements, for additional discussion regarding these shares.)

Common Stock Buyback Program

On October 28, 2010, the Company’s board of directors authorized the repurchase of up to $3,000 of the Company’s common stock over a period of 18 months, at such times, amounts and prices as the Company shall deem appropriate.  This program terminated when the Company announced its tender offer (See next Note).  During December 2010, the Company purchased 16,627 shares of its common stock through this common stock buyback program, to be held in treasury, at an aggregate cost of $39   (See Note 14 Subsequent Events – Common Stock Buyback Program).

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

11.   Stockholders’ Equity, continued

Tender Offer

 On December 1, 2010, the Company commenced a partial tender offer to purchase up to 10,000,000 shares of its common stock at a price of $2.40 per share, net to the seller in cash, without interest.  The tender offer expired on December 29, 2010.  During the year ended December 31, 2010, the Company purchased and canceled 1,119,978 shares of common stock at an aggregate cost of $2,688.

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

Limited Waiver of Rights Agreement and Stockholder Support Agreement

On October 27, 2010, the Company waived the provisions of the Rights Agreement for a certain large stockholder (the “Stockholder”) of the Company.  On the close of business as of that day, the Stockholder owned an aggregate of 5,766,324 shares of the Company’s stock, or approximately 40% of the common stock outstanding.  In connection with this purchase, the Company entered into a support agreement with the Stockholder, the principal term of which required the Stockholder to vote in favor of the sale of Bode.

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

As of December 31, 2010, 1,368,917 shares of common stock remain eligible to be issued under the Incentive Plan.

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

As of December 31, 2010, 1,877,612 shares of common stock remain unissued under the Stock Purchase Plan.

Equity instruments issued to employees are recorded at their fair value on the date of grant and are amortized over the vesting period of the award.  Stock based compensation for employees and directors was approximately $2,141, $2,566 and $3,246 for the years ended December 31, 2010, 2009 and 2008, respectively.  For the years ended December 31, 2010, 2009 and 2008, respectively, stock based compensation for employees of $205, $418 and $222 were reflected in selling and marketing expenses, and $1,936, $2,148 and $3,024 respectively, were reflected in general and administrative expenses.

Equity instruments issued to non-employees are recorded at their fair value on the grant date. The non-vested portions of the award are adjusted based on market value on a quarterly basis and the adjusted value of award is amortized over the expected service period.  Stock based compensation for non-employees was approximately $184, $265 and $292 for the years ended December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010, 2009 and 2008, respectively, stock based compensation for non-employees of $0, $120 and $0 were reflected in selling and marketing expenses, and $184, $145 and $292, respectively, were reflected in general and administrative expenses.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

12. Stock Based Compensation, continued

The following table summarizes total stock based compensation costs for the years ended December 31, 2010, 2009 and 2008.

For the Year Ended December 31, 2010

	Advisors and Consultants	Employees and Directors	Total
Stock Options	$132	$82	$214
RSUs	7	575	582
Stock issued to consultants for services	45		45
Stock purchase plan	-	16	16
Vesting of restricted shares under performance based executive bonus award	-	1,468	1,468
Total	$184	$2,141	$2,325

For the Year Ended December 31, 2009

	Advisors and Consultants	Employees and Directors	Total
Stock Options	$96	$394	$490
RSUs	4	1,100	1,104
Stock issued to consultants for services	165		165
Stock purchase plan	-	31	31
Vesting of restricted shares under performance based executive bonus award	-	1,041	1,041
Total	$265	$2,566	$2,831

For the Year Ended December 31, 2008

	Advisors and Consultants	Employees and Directors	Total
Stock Options	$121	$1,650	$1,771
RSUs	4	526	530
Stock issued to consultants for services	167	-	167
Stock purchase plan	-	11	11
Earnout (JLWA acquisition)	720	-	720
Vesting of restricted shares under performance based executive bonus award	-	1,059	1,059
Total	$1,012	$3,246	$4,258

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

12.  Stock Based Compensation, continued

Stock Options

The fair value of each option grant during the years ended December 31, 2010, 2009 and 2008 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average of the assumptions used to compute the grant date value of the options granted during the years ended December 31, 2010, 2009 and 2008 were as follows:
	Years Ended December 31,
	2010	2009	2008
Dividend yield	0%	0%	0%
Expected volatility	103.2%	104%	87%
Risk-free interest rate	2.69%	1.86%	3.0%
Expected lives	3.0 years	3.6 years	5 years

The expected life of options granted after June 30, 2008 was calculated using the simplified method set out in SEC Staff Accounting Bulleting No. 110 using the vesting term of 3 years and the contractual term of 5 years. The simplified method defines the expected life as the average of the contractual term and the vesting period.

The weighted average fair value of the options on the date of grant, using the fair value based methodology for years ended December 31, 2010, 2009 and 2008 was $1.06, $1.24 and $1.80 per share, respectively.

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

On January 1, 2009, the Company granted, in the aggregate, options for the purchase of 100,000 shares of its common stock at an exercise price of $1.99 per share, under the Incentive Plan, to certain members of its advisory boards in exchange for their advisory services to the Company. The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant. The options have a grant date value of approximately $128 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of three years, volatility of 104%, dividends of 0%, and a risk free interest rate of 1.55%. On February 25, 2009, the Company granted, in the aggregate, options for the purchase of 267,500 shares of its common stock at an exercise price of $1.70 per share, under the Incentive Plan, to certain officers and employees.  The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant. In the aggregate, these options have a value of approximately $325 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of four years, volatility of 104%, dividends of 0%, and a risk free interest rate of 2.06%.

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

On January 1, 2010, the Company granted, in the aggregate, options for the purchase of 100,000 shares of its common stock at an exercise price of $1.65 per share, under the Incentive Plan, to certain members of its advisory boards in exchange for their advisory services to the Company. The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant. The options have a grant date value of approximately $106 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of three years; volatility of 103.2%; dividends of 0%; and a risk free interest rate of 2.69%.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

12.  Stock Based Compensation, continued

Stock Options, continued

At December 31, 2010, 2009 and 2008 the unamortized value of employee stock options outstanding under SFAS 123R was approximately $29, $406 and $353, respectively. The unamortized portion at December 31, 2010 will be expensed over a weighted average period of .3 years. For the years ended December 31, 2010, 2009 and 2008 costs of approximately $82, $394 and $1,650 respectively, were recognized in connection with the vesting of these employee stock options.

A summary of the status of the Company’s stock option plans and the changes during the years ended December 31, 2010, 2009 and 2008, respectively, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average remaining contractual life	Intrinsic Value
Options outstanding at January 1, 2008	1,191,665	$13.72
Granted	619,334
Forfeited	(71,124)
Canceled	(1,105,188)
Options outstanding at December 31, 2008	634,687	$3.62
Granted	442,500
Exercised	(44)
Forfeited	(109,362)
Options outstanding at December 31, 2009	967,781	$2.57
Granted	175,000	$1.65
Exercised	(151,250)	$1.80
Forfeited	(426,373)	$2.38
Options outstanding at December 31, 2010	565,158	$2.64	2.9 years	$283

Exercisable, December 31, 2010	511,558	$2.73	2.9 years	$240
Options vested during the year ended December 31, 2010	210,475	$2.05

Restricted Stock Units (“RSUs”)

 On May 28, 2008, the Company issued an offer to holders of outstanding stock options issued prior to January 1, 2008 (“Eligible Options”), to exchange their Eligible Options for RSUs on a 3 for 1 basis. Each RSU represented one share of the Company’s common stock to be issued in the future, based on certain time-based vesting requirements. The offer expired on June 25, 2008. As result of this offer, on June 26, 2008, 1,105,188 stock options were accepted for exchange and cancellation, and the Company issued 368,475 RSUs with a grant date fair value of $2.12 per share to participants in the offer. The grant date fair value of the restricted stock units was determined by using the closing price of the Company’s common stock on the day immediately preceding the grant date.

All of the Company’s executive officers and directors participated in the exchange offer, and as a group, accounted for approximately 78% of the stock options exchanged and cancelled and RSUs issued in the offer.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

12.  Stock Based Compensation, continued

Restricted Stock Units (“RSUs”), continued

The excess of the aggregate grant date fair value of the RSUs of $781 over the fair value of the stock options canceled of $672 was added to the unamortized value of the options canceled on May 28, 2008, which amounted to $2,863 and is being amortized over the vesting period of the RSUs.

RSUs held by executive officers and directors vest ratably on each of the first, second and third anniversaries of the grant date. RSUs held by all other employees and consultants vested ratably on the first and second anniversaries of the grant date and as of December 31, 2010, were fully vested.

At December 31, 2010, the unamortized value of RSUs was approximately $3. The unamortized portion will be expensed over a weighted average period of 0.5 years. For the year ended December 31, 2010, a cost of $575 was recognized in connection with the vesting of these employee RSUs.

A summary of the activity related to RSUs for the year ended December 31, 2010, 2009 and 2008 are presented below:

	Total	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	-	-
RSUs issued upon cancellation of options
tendered, June 26, 2008	368,475	$2.12
RSUs vested	-
RSUs forfeited	(2,388)
Nonvested at December 31, 2008	366,087
RSUs vested	(134,274)
RSUs forfeited	(2,994)
Nonvested at December 31, 2009	228,819
RSUs vested	(155,561)
RSUs forfeited	(64,433)
Nonvested at December 31, 2010	8,825	$2.12

Stock Purchase Plan

The Stock Purchase Plan was established for eligible employees to purchase shares of the Company’s common stock on a monthly basis at 85% of the lower of the market value of the Company’s common stock on the first or last business day of each month. Under the Stock Purchase Plan, employees may authorize the Company to withhold up to 15% of their compensation during any monthly offering period for common stock purchases, subject to certain limitations. The Stock Purchase Plan was implemented during July 2008 and is qualified under Section 423 of the Internal Revenue Code.  For the years ended December 31, 2010, 2009 and 2008, 31,289, 68,981 and 22,118 shares respectively, were issued under the Stock Purchase Plan, resulting in total proceeds of $45, $93 and $34, respectively. Stock based compensation recognized in connection with the issuance of these shares was $16, $31 and $11 for the years ended December 31, 2010, 2009 and 2008 respectively.

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

On December 14, 2009, the Compensation Committee determined that 50,000 shares and 37,500 shares of restricted stock held by its Chief Executive Officer and Chief Financial Officer, respectively, were no longer subject to forfeiture.

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

During the year ended December 31, 2010, in connection with expected performance under a bonus program for senior executives, stock-based compensation of approximately $1,468 was recognized for the vesting of restricted stock (See Note 10 – Commitments and Contingencies – Employment Agreements, for additional discussion regarding these shares).

13.  Defined Contribution Plan

The Company has a 401(k) profit sharing plan (the “401(k) Plan”), covering employees who have completed three months of service and meet certain other eligibility requirements. The 401(k) Plan provides for a discretionary matching contribution by the Company, based on employee elective deferrals, determined each payroll period. The 401(k) Plan also provides for an employer discretionary profit sharing contribution. Employees vest at a rate of 25% per year in discretionary employer contributions. The 401(k) Plan expense attributable to continuing operations amounted to approximately $37, $37 and $28 for the years ended December 31, 2010, 2009 and 2008, respectively.

14.  Subsequent Events

During January 2011, the Company received $373 of contingent consideration in connection with its sale of SafirRosetti.

During January, 2011 the Company issued 8,334 shares of its common stock in connection with the exercise of stock options. The Company realized proceeds of $14 in connection with the issuance of these shares.

On January 18, 2011, the staff of the NASDAQ Stock Market, Inc. (“NASDAQ”) delivered a determination letter (the “Determination Letter”) to the Company indicating its belief that the Company no longer meets its listing standards as that the Company may be a “public shell” with no operating business following the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services, and Bode and the discontinuation of International Strategies.  The Determination Letter stated that the Company has the right to appeal the delisting and that absent such an appeal, trading in the Company’s common stock would be suspended at the opening of business on January 27, 2011.  On January 25, 2011, the Company sent a letter to NASDAQ stating that the Company would appeal the determination.  As of the date hereof, the Company’s appeal is pending.

On February 7, 2011, the Company’s board of directors authorized the repurchase of up to $3,000 of the Company’s common stock over a period of 18 months, at such times, amounts and prices as the Company shall deem appropriate.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item  9A Controls and Procedures.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2010.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended December 31, 2010, we sold our remaining operating business units, which resulted in the elimination of personnel and related various controls that we utilized at the business units to safeguard the assets of the business units. Accordingly, we reassessed our critical risks and have modified our internal controls to address the proper controls within our remaining corporate operations, and to ensure the appropriate control over financial reporting.  In addition, we have implemented other controls in order to monitor the assets related to the sales of our business units, and to ensure that the information that we have presented with respect to both continuing and discontinued operations is accurate and complete.

Item 9B.  Other Information

There are no items required to be disclosed on Current Report on Form 8-K during the fourth quarter of the year ended December 31, 2010 that were not so reported.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of our Board of Directors and our executive officers. Harvey W. Schiller, Ph.D. and Per-Olof Lööf became directors and officers on June 24, 2005. John P. Bujouves was subsequently appointed to the Board of Directors on June 27, 2005, John P. Oswald on January 28, 2008 and John D. Chapman on December 14, 2010.  All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position

Executive Officers and Directors

Harvey W. Schiller, Ph.D.	71	Chairman of the Board of Directors and Chief Executive Officer

Jeffrey O. Nyweide	55	Chief Financial Officer, Executive Vice President-Corporate Development, Treasurer and Secretary

Barry S. Watson	56	Former Chief Executive Officer and President of The Bode Technology Group, Inc.*

Per-Olof Lööf	60	Vice Chairman of the Board of Directors

John P. Oswald	51	Director and Chairman of the Audit, Compensation and the Nominating Committees

John P. Bujouves	48	Director

John D. Chapman	54	Director

*Effective November 30, 2010, following the closing of the sale of Bode, Barry Watson continued to serve as an executive officer of Bode and as such ceased serving as an executive officer of GlobalOptions.

We believe that the collective skills, experiences and qualifications of our directors provide our Board with the expertise and experience necessary to advance the interests of our stockholders.  While the Nominating Committee of our Board has not established any specific, minimum qualifications that must be met by each of our directors, it uses a variety of criteria to evaluate the qualifications and skills necessary for each member of the Board.  In addition to the individual attributes of each of our current directors described below, we believe that having the highest professional and personal ethics and values, consistent with our longstanding values and standards is an important characteristic for our directors.  They should have broad experience at the policy-making level in business, exhibit commitment to enhancing shareholder value and have sufficient time to carry out their duties and to provide insight and practical wisdom based on their past experience.

The business experience for the past five years (and, in some instances, for prior years) of each of our directors, officers and key employees are as follows:

Harvey W. Schiller, Ph.D. has been our Chairman of the Board and Chief Executive Officer since June 2005.  Additionally, he recently accepted an appointment to the newly-created position of Vice Chairman and President of the Sports, Media, and Entertainment Practice of Diversified Search Odgers Berndtson, one of the top executive search firms in the U.S.  Dr. Schiller had been Chairman of the Board of privately-held GlobalOptions, Inc. since February 2004. Prior to joining GlobalOptions, Dr. Schiller served as Chairman of Assante U.S., a provider of financial and life management products and services, from 2002 to 2004.  Prior to joining Assante, he was Chairman and Chief Executive Officer of YankeeNets from 1999 to 2002.  His previous experience includes President of Turner Sports, Inc., Executive Director and Secretary General of the United States Olympic Committee and Commissioner of the Southeastern Conference.  Prior to joining the United States Olympic Committee, Dr. Schiller served for more than 25 years in the United States Air Force, achieving the rank of Brigadier General.  Dr. Schiller is a former partner in QuanStar Group, a management consulting firm in New York, and a former advisory partner of Millennium Technology Value Partners, L.P.

Jeffrey O. Nyweide has been our Chief Financial Officer, Executive Vice President-Corporate Development, Treasurer and Secretary since June 2005.  Mr. Nyweide had been Chief Financial Officer and Executive Vice President-Corporate Development of privately-held GlobalOptions, Inc. since April 2003.  Mr. Nyweide has been a successful entrepreneur and executive for the past 20 years.  Mr. Nyweide has been a Venture Partner with Millennium Technology Ventures, L.P., a New York-based venture capital firm, since 2001.  From 1987 to 2000, he co-founded and then grew Dataware Technologies, Inc., a software and services company, as Director, President and Chief Operating Officer, and took the company public.  In 1995, he helped found Northern Light Technology LLC.  Mr. Nyweide has significant experience in mergers and acquisitions, finance and operations, as well as with establishing international business in Europe and Asia from prior experience as a founder and managing director of Quantum Management in Greenwich, Connecticut and Munich, Germany.  In this role he worked with European and United States investment banks and corporations developing merger and acquisition strategies as well as strategic alliances.  His previous experience in the services and solutions business also includes sales, marketing and operating experience as an executive with The Service Bureau Company, a subsidiary of Control Data Corporation, in Chicago, Atlanta and Greenwich.

Per-Olof Lööf has been our Vice Chairman of the Board since June 2005.  Mr. Lööf had been Vice Chairman of the Board of privately-held GlobalOptions, Inc. since August 2004.  Mr. Lööf has been the Chief Executive Officer and a director of Kemet Corporation, a global manufacturer of electronic components/capacitors supplier, since April 2005, and a director of Devcon International Corp., a company with operating divisions in security services, materials and construction, from 2004 to 2009.  Prior to joining Kemet, Mr. Lööf was Managing Partner of QuanStar Group from 2003 to 2004.  Mr. Lööf has significant experience in acquisition integration efforts through past positions at Sensormatic Electronics Corporation, a manufacturer and provider of electronic article surveillance systems and accessories, where he was President and Chief Executive Officer from 1999 until its acquisition by Tyco International, Ltd. in 2002.  Prior to Sensormatic, Mr. Lööf was Senior Vice President at NCR Corporation and Chief Executive Officer of AT&T ISTEL.  Mr. Lööf also worked for 12 years at Digital Equipment Corporation as Vice President of Sales and Marketing.

John P. Oswald has been a director since January 2008 and has been appointed Chairman of the Audit Committee, the Compensation Committee and the Nominating Committee.  Mr. Oswald has been the President and Chief Executive Officer of the Capital Trust Group, an international merchant/investment bank with offices in London, New York, Washington, D.C. and Beirut, since 1993.  Mr. Oswald is responsible for the U.S. operations of Capital Trust Group and its worldwide investment banking operations.  His responsibilities have included managing a number of private equity funds, both in U.S. and European markets, which have focused on mezzanine and equity investments ranging from approximately $10 million to $100 million in middle market, private and public companies with revenues from $20 billion to $1 billion.  Since 1993, Mr. Oswald has also managed an extensive portfolio of U.S. real estate comprised of office/retail space primarily in suburban areas in the U.S. and Europe.  The investment banking/advisory function of Capital Trust Group includes advising clients with respect to mergers and acquisitions, financings and dispositions of holdings in the oil and gas, real estate, entertainment, education, construction, media and communications areas.  Mr. Oswald has also been responsible for completing numerous public debt offerings and public issuances of stock for the Capital Trust Group’s portfolio companies and clients.  From December 1, 2006 to 2009, Mr. Oswald was the President and Chief Executive Officer of Verus International Group, Ltd., an international merchant bank with offices in New York and Barbados.  From 1996 to 2005, Mr. Oswald served as a director of Kirkland’s Inc.  From 1986 to 1996, Mr. Oswald was a partner in the international law firm of Lord Day & Lord.  He began his career as an accountant at Arthur Andersen & Co. and he is a certified public accountant.  Mr. Oswald serves as a director for Preem Holdings AB, the largest downstream refining operation in Europe, Samir, the third largest public company and the only downstream oil refinery in Morocco, and numerous privately held companies.

John P. Bujouves has been a director since June 2005.  Mr. Bujouves serves as Chairman of Globacor Capital Inc., a Canadian private equity investment firm that invests and holds interests in a wide range of companies, since 1996.  From 2003 to 2010, Mr. Bujouves was the President and a director of Bayshore Asset Management Inc., a provider of asset management services, and from 1999 to 2010 was the Chief Executive Officer of Integris Funds Ltd., a Cayman Islands based mutual fund company.  From 1998 to 2010 Mr. Bujouves served as Chairman of J&T Bank and Trust, Inc. (formerly known as Bayshore Bank & Trust Corp.), one of Barbados’ largest private banks.  Mr. Bujouves is also a director of Safe Storage Depot, a real-estate development company, Numeric Answers Inc., a corporate accounting firm, DLK on Avenue, a cosmetic medical clinic, and the former Chairman of the Ontario Arthritis Society.  Mr. Bujouves’ former experience includes directing CIBC’s International Private Banking group in Canada from 1993 to 1996.  Prior to that, in 1990, as Managing Partner for Royal Trust International, Mr. Bujouves worked globally and launched Royal Trust Corporation’s first two international offices located in the United States.

John D. Chapman was appointed as a director in 2010.  Mr. Chapman has served as the Chairman of the Board of ACP Capital Limited since July 2008, and the Chairman of the Board of ACP Mezzanine Limited from July 2008 to June 2010, when it was placed in voluntary liquidation.  ACP Capital Limited invests primarily in the equity of small and mid-cap European companies, and ACP Mezzanine Limited invested primarily in mezzanine debt.  Mr. Chapman also has served as the Chairman of the Board of each of the Ottoman Fund Limited and the Black Sea Property Fund Ltd since November 2008 and November 2007, respectively, companies investing in Turkish and Bulgarian properties.  In addition, Mr. Chapman has been an Executive Director of the South African Property Opportunities Plc since March 2009, a company investing in South African properties, and a member of the Board of Trinity Capital Plc since December 2010, a company investing in Indian properties.  Previously, Mr. Chapman was an Executive Director of the Kazakhstan Investment Fund Ltd from June 2000 to January 2006, a company that invested in Kazakhstan, when it was placed in voluntary liquidation, an Executive Director of the Central Asia Regional Growth Fund Plc, a company that invested in the central Asia region, from March 2001 to December 2009, when it was placed in voluntary liquidation, and an Executive Director of the Ukraine Fund Ltd from June 2002 to June 2006, a company that invested in Ukraine, when it was placed in voluntary liquidation.  Additionally, Mr. Chapman was Chairman of the Board of Principle Capital Investment Trust Plc from March 2009 to April 2009, a company investing in special situations in the United Kingdom, Chairman of the Board of Momentum Energy International Inc, a Canadian energy company investing in Ukraine, from March 2004 to March 2006 when it was sold, and a director of Muni Funding Corporation of America LLC, a company investing in high yield municipal debt, from June 2008 to February 2009.  Mr. Chapman’s previous employment also includes consulting work for the World Bank, US governmental and foreign entities on securities regulation and financial sector development in the Middle East, Africa, Asia and emerging Europe, a Senior Manager resident in eastern Europe for Price Waterhouse, an international audit and consulting firm, and Trial Attorney with the U.S. Department of Justice.  Mr. Chapman received a Bachelor of Arts degree in Philosophy from Bates College and a Juris Doctor degree from the University of Texas at Austin.  He is a Chartered Financial Analyst.

Barry S. Watson was the Chief Executive Officer and President of Bode from May 19, 2010 until Bode was sold on November 30, 2010.   Mr. Watson joined Bode as President in February 2008, bringing more than thirty years of executive experience in government management, research and program development.  Prior to joining Bode, Mr. Watson founded aBear Solutions, LLC, in May 2006, an executive consulting firm offering expert advice in executive management, strategic planning, bid preparation, and mergers and acquisitions in the federal government services arena. Mr. Watson has also held management positions at Alion Science and Technology Corporation (“Alion”), formerly IIT Research Institute, from April 1977 to April 2006 including Chief Strategic Officer and Sector Senior Vice President.  Mr. Watson's management experience includes defense operational support services, IT, engineering solutions, environmental, homeland security and weapons research and development.

Director Qualifications

We believe that the collective skills, experiences and qualifications of our directors provide our Board with the expertise and experience necessary to advance the interests of our stockholders.  While the Nominating Committee of the Board has not established any specific, minimum qualifications that must be met by each of our directors, it uses a variety of criteria to evaluate the qualifications and skills necessary for each member of the Board.  In general, the Nominating Committee expects directors to have broad experience at the policy-making level in business, exhibit commitment to enhancing shareholder value, have sufficient time to carry out their duties and provide insight and practical wisdom based on their past experience.  Additionally, we believe that having the highest professional and personal ethics and values, consistent with our longstanding values and standards, is an essential characteristic for our directors.

A brief discussion of the experiences and skills that led to the conclusion is provided below:

•
Harvey W. Schiller, Ph.D.  The Board believes that, from his military career and as an executive of numerous entities, Dr. Schiller brings to the Board strong leadership and organizational skills and a deep commitment to integrity and excellence.

•
Per-Olof Lööf. The Board believes that, as a result of his experiences serving in the role of Chief Executive Officer for multiple companies, Mr. Lööf possesses significant senior management experience and provides the Board with valuable insight on strategic initiatives.

•
John P. Oswald.  The Board believes that Mr. Oswald’s in-depth knowledge of numerous industries, international business experience and service on the board of directors of several companies provides the Board with important knowledge and perspective on the evaluation of business opportunities.

•
John P. Bujouves. The Board believes that Mr. Bujouves provides the Board with extensive business and finance knowledge earned through his significant experience in banking and his service as a member of the board of directors of numerous entities.

•
John D. Chapman. The Board believes that, as a result of his extensive experience working with investment funds and his legal background, Mr. Chapman provides the Board with valuable finance and legal knowledge and boardroom experience.

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

Based solely upon a review of the copies of the forms furnished to us, we believe that our officers and directors complied with all applicable filing requirements during the 2010 fiscal year except as set forth below:

On August 6, 2010, Mr. Nyweide filed a Statement of Changes in Beneficial Ownership of Securities covering one transaction that occurred on July 16, 2010.

On August 6, 2010, Dr. Schiller filed a Statement of Changes in Beneficial Ownership of Securities covering one transaction that occurred on July 16, 2010.

On September 8, 2010, Mr. Nyweide filed a Statement of Changes in Beneficial Ownership of Securities covering one transaction that occurred on June 26, 2010.

On September 8, 2010, Dr. Schiller filed a Statement of Changes in Beneficial Ownership of Securities covering one transaction that occurred on June 26, 2010.

On January 20, 2011, Vicis Capital, LLC filed a Statement of Changes in Beneficial Ownership of Securities covering one transaction that occurred on October 27, 2010.

Board Committees

 Our Board of Directors has three standing committees to assist it with its responsibilities. These committees are described below.

The Audit Committee, which is comprised solely of directors who satisfy the SEC audit committee membership requirements, is governed by a Board-approved charter that contains, among other things, the committee’s membership requirements and responsibilities. The Audit Committee oversees our accounting, financial reporting process, internal controls and audits, and consults with management and our independent registered public accounting firm on, among other items, matters related to the annual audit, the published financial statements and the accounting principles applied. As part of its duties, the Audit Committee appoints, evaluates and retains our independent registered public accounting firm. It maintains direct responsibility for the compensation, termination and oversight of our independent registered public accounting firm and evaluates its qualifications, performance and independence. The committee also monitors compliance with our policies on ethical business practices and reports on these items to the Board. The Audit Committee has established policies and procedures for the pre-approval of all services provided by our independent registered public accounting firm. Our Audit Committee is comprised of Messrs. Oswald, Bujouves and Lööf, and Mr. Oswald is the Chairman of the committee.

The Board has determined that Mr. Oswald, who currently is a member of the Board and chairman of the Audit Committee, is the Audit Committee financial expert, as defined under the Exchange Act, and is independent as defined by the rules of NASDAQ. The Board made a qualitative assessment of Mr. Oswald’s level of knowledge and experience based on a number of factors, including his experience as a certified public accountant for a major accounting firm and financial sophistication from his years managing private investment funds.

The Compensation Committee, which is comprised solely of independent directors, determines all compensation for our Chief Executive Officer; reviews and approves corporate goals relevant to the compensation of our Chief Executive Officer and evaluates our Chief Executive Officer’s performance in light of those goals and objectives; reviews and approves objectives relevant to other executive officer compensation; reviews and approves the compensation of other executive officers in accordance with those objectives; administers our stock option plans; approves severance arrangements and other applicable agreements for executive officers; and consults generally with management on matters concerning executive compensation and on pension, savings and welfare benefit plans where Board or stockholder action is contemplated with respect to the adoption of or amendments to such plans. The committee makes recommendations on organization, succession, the election of officers, consultantships and similar matters where Board approval is required. Our Compensation Committee is comprised of Messrs. Oswald, Bujouves, Lööf and Chapman (as of February 7, 2011). Mr. Oswald is the Chairman of the committee.

The Nominating Committee considers and makes recommendations on matters related to the practices, policies and procedures of the Board and takes a leadership role in shaping our corporate governance. As part of its duties, the committee assesses the size, structure and composition of the Board and its committees, coordinates evaluation of Board performance and reviews Board compensation. The committee also acts as a screening and nominating committee for candidates considered for election to the Board. In this capacity it concerns itself with the composition of the Board with respect to depth of experience, balance of professional interests, required expertise and other factors. The committee evaluates prospective nominees identified on its own initiative or referred to it by other Board members, management, stockholders or external sources and all self-nominated candidates.  The committee uses the same criteria for evaluating candidates nominated by stockholders and self-nominated candidates as it does for those proposed by other Board members, management and search companies. Our Nominating Committee is comprised of Messrs. Oswald, Bujouves and Lööf. Mr. Oswald is the chairman of the committee.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics applying to all of our directors, officers and employees. The Code of Ethics is reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by us, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to appropriate persons identified in the Code of Ethics, and (v) accountability for adherence to the Code of Ethics.

A copy of the Code of Ethics is available in the Investor Relations; Corporate Governance, portion of our website, www.globaloptionsgroup.com.  Additional copies of the Code of Ethics may be obtained without charge, from us by writing or calling: 75 Rockefeller Plaza, 27th Floor, New York, New York 10019, Attn: Chief Financial Officer, tel: (212) 445-6261.

Item 11.  Executive Compensation

(Dollar amounts in thousands, except per share amounts)

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the named executive officers:

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)		Option Awards ($)		All Other Compensation ($)		Total ($)

Harvey W. Schiller, Ph.D.	2010	331		150	(2)	200	(3)	-		2,484	(4)	3,159
Chairman and Chief Executive Officer	2009	425		100	(5)	423	(6)	-		5	(7)	953

Jeffrey O. Nyweide	2010	375		400	(8)	150	(3)	-		1,509	(9)	2,420
Chief Financial Officer and Executive Vice President	2009	375		75	(5)	317	(6)	-		131	(10)	889

Barry S. Watson	2010	271	(11)	200	(12)	-		-		350	(13)	821
Former Chief Executive Officer of Forensic DNA Solutions and Products unit*.	2009	239		262	(14)	-		6	(15)	1	(16)	595

 * Effective November 30, 2010, following the closing of the sale of Bode, Barry Watson continued to serve as an executive officer of Bode and as such ceased serving as an executive officer of GlobalOptions.

(1)
The amounts listed in this column are performance-based compensation and reflect the probable outcome award value at the date of grant in accordance with FASB ASC Topic 718.  The stock awards for each of Dr. Schiller and Mr. Nyweide are provided under the terms of a performance bonus program pursuant to the terms outlined by the Compensation Committee of the Board of Directors (the “Performance Bonus Plan”) established on December 5, 2006, and as outlined in the Executive Compensation Plan.  The performance measures, as determined by the Compensation Committee, include components for operations and business integration improvements, achieving revenue goals, overall performance of the company’s stock price and for 2010, incorporates contractual performance deemed earned on July 16, 2010 upon the sale of Preparedness Services.

Summary of Awards.  On December 5, 2006, the Compensation Committee awarded to each of Dr. Schiller and Mr. Nyweide performance based awards covering performance for the period January 6, 2006 through December 31, 2009, under which they could earn vested shares of our Company stock.  In April, 2008, these awards were modified, on August 13, 2009 were extended to the year 2010 and on January 31, 2010, extended to the year 2011.

Seeding of Restricted Shares Under the Plan.  In order to seed shares of non-vested restricted stock under the Performance Bonus Plan, on December 19, 2006, Dr. Schiller and Mr. Nyweide were granted 100,000 shares and 75,000 shares and on July 24, 2008 were granted 250,000 and 187,500 shares of restricted stock, respectively, under the Long Term Incentive Plan which was subject to vesting upon the achievement of performance criteria.  As of December 31, 2010, there remain no unvested shares.

Vesting Of Shares from Inception of Plan. (a) On December 12, 2007, our Compensation Committee determined that 6,250 shares and 4,687 shares of restricted stock, valued on date of grant at $78 and $58, held by Dr. Schiller and Mr. Nyweide, respectively, effective on January 1, 2008, were no longer subject to forfeiture. (b) Effective on August 15, 2008, our Compensation Committee determined that 25,000 shares and 18,500 shares of restricted stock, valued on date of grant at $163 and $122, held by Dr. Schiller and Mr. Nyweide, respectively, were no longer subject to forfeiture. (c) Effective on December 14, 2009, our Compensation Committee determined that 50,000 shares and 37,500 shares of restricted stock, valued on date of grant at $107 and $80, held by Dr. Schiller and Mr. Nyweide, respectively, were no longer subject to forfeiture. (d) Effective on July 15, 2010, in connection with the sale of Preparedness Services, our Compensation Committee determined that 268,750 shares and 201,813 shares of restricted stock, valued on date of grant at $765 and $574, held by Dr. Schiller and Mr. Nyweide, respectively, were no longer subject to forfeiture.

(2)	Amount represents a cash bonus earned in recognition for services provided in the year 2010 and paid on December 15, 2010.

(3)
On January 31, 2010, pursuant to the renewal terms of their respective agreements, the Compensation Committee extended the eligibility period to January 31, 2012 for the performance awards available to be earned by Dr. Schiller and Mr. Nyweide under the Performance Bonus Plan, resulting in a new award effective on January 31, 2010.  Pursuant to the terms of the Performance Bonus Plan, we have estimated the probable values at January 31, 2009 of those modifications to be $200 and $150, respectively.  Incorporated into this award was the continuation of uncapped performance measures.  Accordingly, the effective limitation for this award on the date of the award would have been 839,245 and 628,687 shares valued at $ 1,174 and $880 for Dr. Schiller and Mr. Nyweide respectively, representing the remaining shares that would have been available under the Long-term Incentive Plan as of the date of this award.

(4)
Amount represents cash awards paid and accrued and stock-based awards vested in connection with the occurrence of a “change of control” as defined in the employment agreements of Dr. Schiller, which the Compensation Committee of the Board determined resulted upon the completion of the sale of Preparedness Services, including: (a) the probable grant date value of $233 for restricted stock awards deemed earned by Dr. Schiller upon the sale of Preparedness Services and not paid in cash in lieu of shares and not otherwise included in the “stock awards” column in this table.  (b) the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 cash bonus award that was deemed earned through the date of the sale of Preparedness Services, $270 was paid on August 13, 2010, and the remaining $230 will be paid in March 2011, or before.  (c) $1,685 was paid into a “rabbi trust” on August 20, 2010 and will be disbursed to Dr. Schiller six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Dr. Schiller works part-time) which date of separation of service has been determined to be December 31, 2010, representing: (i) salary that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) the target cash bonus for the period January 1, 2011 through January 31, 2012; and (iii) cash in lieu of additional shares of stock, for the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Dr. Schiller.

The other amount also includes cash payments of $53 for the rental of an apartment in New York City, $7 for the reimbursement of professional fees, and payments toward travel to and from Dr. Schiller’s home, and life insurance benefits.

(5)
Amount represents bonus earned in accordance with achievement of performance criteria established by the Compensation Committee. The bonus amount, as approved by the Compensation Committee, was paid on December 24, 2009.

(6)
On August 13, 2009 the Compensation Committee extended the eligibility period to December 31, 2011 for the performance awards available to be earned by Dr. Schiller and Mr. Nyweide under the Performance Bonus Plan, resulting in a new award effective on August 13, 2009.  Pursuant to the terms of the Performance Bonus Plan, we have estimated the probable value at August 13, 2009 of that modification to be $423 and $317, respectively.  Incorporated into this award is the continuation of uncapped performance measures.  Accordingly, the effective limitation for this award would be 888,065 and 665,304 shares valued at $ 1,598 and $1,198 for Dr. Schiller and Mr. Nyweide respectively, representing the remaining shares available under the Long-term Incentive Plan as of the date of this award.

(7)	Amount includes payments toward parking and life insurance benefits.

(8)
Amount represents bonus of $150 earned in connection with the sale of Preparedness Services and paid $75 on August 11, 2010 and $75 on October 15, 2010, and bonus of $250 earned in connection with the sale of Bode with $125 paid on December 10, 2010 and $125 to be paid on or about January 31, 2012.

(9)
Amount represents cash awards paid and accrued and stock-based awards vested in connection with the occurrence of a “change of control” as defined in the employment agreements of Mr. Nyweide, which the Compensation Committee of the Board determined resulted upon the completion of the sale of Preparedness Services, including: (a) the probable grant date value of $175 for restricted stock awards deemed earned by Mr. Nyweide upon the sale of Preparedness Services and not paid in cash in lieu of shares and not otherwise included in the “stock awards” column in this table.  (b) the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the date of the sale of Preparedness, $202 was paid on August 13, 2010, and the remaining $173 will be paid in March 2011, or before. (c) $821was paid into a “rabbi trust” on August 20, 2010 and will be disbursed to Mr. Nyweide six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Mr. Nyweide works part-time) which date of separation of service has been determined to be January 31, 2012, representing: (i) salary that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) the target cash bonus for the period January 1, 2011 through January 31, 2012; and (iii) cash in lieu of additional shares of stock, for the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Mr. Nyweide.

Amount also includes cash payments of $108 for the rental of an apartment in New York City, $18 for the reimbursement of professional fees, parking in New York City, 401(k) and life insurance.

(10)	Amount includes payments of a housing allowance of $108 for the rental of an apartment in New York City, parking, life insurance, 401(k), and reimbursement of professional fees of $10.

(11)	Amount represents compensation earned through November 30, 2010, the date of the Bode sale.

(12)	Amount represents bonus earned through October 31, 2010, one moth prior to the date of the sale of Bode, in accordance with annual performance criteria, and paid during November, 2010.

(13)
Amount represents $150 retention bonus earned upon the sale of Bode and paid in November 2010, and $200 of salary continuation earned upon the sale of Bode and to be paid to Mr. Watson by the purchaser of Bode after the consummation of the sale of Bode out of funds accrued and recorded by Global upon the closing of the sale of Bode.

(14)	Amount represents bonus earned in accordance with annual performance criteria and paid in 2010.

(15)	Amount represents the probable value of the award of an option to purchase 5,000 shares of common stock, with an exercise price of $1.70, scheduled vesting over three years and a term of five years.

(16)	Amount represents life insurance benefits.

Employment Agreements and Payments upon a Change of Control

Harvey W. Schiller, Ph.D.

We entered into a three-year employment agreement with Dr. Schiller, our Chairman and Chief Executive Officer, in January 2004.  The agreement was initially amended on December 19, 2006 to extend the term through January 31, 2010; subsequently on August 13, 2009 the term was extended through January 31, 2011 and on January 31, 2010 pursuant to its terms was extended to January 31, 2012.  Effective May 11, 2010, the Company again modified its employment agreement with Dr. Schiller to induce him to remain with the Company in the event that he became entitled to terminate his employment agreement as a result of the occurrence of a “change of control,” as defined under his employment agreement, which the Compensation Committee of the Board determined would result from the completion of the sale of Preparedness Services.  On December 14, 2010 we further modified our agreement with Dr. Schiller, principally, to extend the term of Dr. Schiller’s employment with us through April 30, 2012.   Pursuant to the terms of the modified employment agreement, Dr. Schiller continues to have the right to terminate his employment agreement if a “change of control” event occurs prior to the end of the term of his employment agreement. A change of control event could occur if more than fifty percent of the combined voting power of the outstanding securities of the Company changes from the present stockholders.

The sale of Preparedness Services was completed on July 16, 2010.  As a result of this sale, the Company’s employment agreement with Dr. Schiller, as modified (the “Schiller Employment Agreement”), provides that Dr. Schiller will continue to serve as our Chairman and Chief Executive Officer through April 30, 2012, and devote the necessary working time and efforts, but less than substantial working time and efforts, to the business of GlobalOptions Group.  The Schiller Employment Agreement provides for a base salary of $180 per annum, plus certain living expenses through December 31, 2010 and then reduced to $150 per annum for the duration of the term.  In addition to his base salary, in December 2010, Dr. Schiller was awarded a cash bonus of $150 and Dr. Schiller became eligible for a discretionary cash bonus on or before the end of the term.  Following the completion of the term of the Schiller Employment Agreement, the Company will have the option to continue to employ Dr. Schiller on a month-to-month basis for $20 per month.

Additionally, pursuant to the terms of the Schiller Employment Agreement, upon the sale of Preparedness Services, 268,750 shares of restricted stock granted under the 2006 Executive Compensation Performance Bonus Plan (the “Performance Bonus Plan”) and 31,912 restricted stock units (“RSUs”) held by Dr. Schiller became fully vested and non-forfeitable, and the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the date of the sale of Preparedness Services, $269,863 was paid on August 13, 2010, and the remaining $230,137 will be paid in March 2011.  In addition, $1,684,932 was paid into a “rabbi trust” on August 20, 2010 and will be disbursed to Dr. Schiller six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Dr. Schiller works part-time) representing: (i) salary that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) the target cash bonus for the period January 1, 2011 through January 31, 2012; and (iii) cash in lieu of additional shares of stock, for the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Dr. Schiller.  The Compensation Committee has determined that December 31, 2010 is the date of such separation of service for purposes of Section 409A of the Internal Revenue Code.

            Dr. Schiller elected to have 113,650 shares, valued at $225,027, withheld in satisfaction of his tax obligation in connection with the vesting of the restricted stock and RSUs.

Jeffrey O. Nyweide

Effective as of August 1, 2007, Mr. Nyweide and ourselves terminated his consulting agreement and entered into an employment agreement providing for Mr. Nyweide’s service as our Chief Financial Officer, Executive Vice President—Corporate Development, Treasurer and Secretary, reporting to the Chairman of the Board.  The employment agreement, which had an initial term through January 31, 2010, was amended on August 13, 2009 to extend its term through January 31, 2011, and pursuant to its terms, on January 31, 2010, was further extended to January 31, 2012.  Effective May 11, 2010, the Company again modified its employment agreement with Mr. Nyweide to induce him to remain with the Company in the event that he became entitled to terminate his employment agreement as a result of the occurrence of a “change of control,” as defined under his employment agreement, which the Compensation Committee determined would result from the sale of Preparedness Services. On December 14, 2010, we further modified our agreement with Mr. Nyweide to extend the term of his employment agreement to July 31, 2012.  Pursuant to the terms of the modified employment agreement, Mr. Nyweide continues to have the right to terminate his employment agreement if a “change of control” event occurs prior to the end of the term of his employment agreement. A change of control event could occur if more than fifty percent of the combined voting power of the outstanding securities of the Company changes from the present stockholders.

 The sale of Preparedness Services was completed on July 16, 2010.  As a result of this sale, the Company’s employment agreement with Mr. Nyweide, as modified (the “Nyweide Employment Agreement”), provides that Mr. Nyweide will continue to serve as its Chief Financial Officer and Executive Vice President through July 31, 2012.   Mr. Nyweide will receive a base salary of $375 per annum for the first eighteen month period of such term and a reduced base salary of $180 per annum for the remaining six months, during which period Mr. Nyweide’s responsibilities are intended to be reduced.  In addition to his base salary, Mr. Nyweide earned a performance bonus of $150,000 in connection with the sale of Preparedness Services ($75 paid on August 11, 2010 and the remainder paid on October 15, 2010), on November 30, 2010, Mr. Nyweide earned a performance bonus of $250 in connection with the sale of Bode ($125 paid on December 10, 2010 and the remainder payable on January 31, 2012).  Following the completion of the term of the Nyweide Employment Agreement, the Company will have the option to continue to employ Mr. Nyweide on a month-to-month basis for $20 per month.

Additionally, pursuant to the terms of the Nyweide Employment Agreement, upon the sale of Preparedness Services, 201,813 shares of restricted stock granted under the Performance Bonus Plan and 14,093 RSUs held by Mr. Nyweide became fully vested and non-forfeitable, and the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the sale of Preparedness Services, $202,397 was paid on August 13, 2010, and the remaining $172,603 will be paid in March 2011.  In addition, $821,474 was paid into a “rabbi trust” on August 23, 2010 and will be disbursed to Mr. Nyweide six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Mr. Nyweide works part-time), representing: (i) 50% of the salary and 100% of benefits, including a housing allowance, that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) 50% of the target cash bonus for the period January 1, 2011 through January 31, 2012 ; and (iii) cash in lieu of additional shares of stock for 50% of the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Mr.  Nyweide. The Compensation Committee has determined that January 31, 2012 is the date of such separation of service for purposes of Section 409A of the Internal Revenue Code.

 Mr. Nyweide elected to have 72,977 shares, valued at $144,494, withheld in satisfaction of his tax obligations in connection with the vesting of the restricted stock and RSUs.

Barry S. Watson

Bode entered into a two year employment agreement with Barry S. Watson, its then President on February 7, 2008. The employment agreement provided, among other things, for annual compensation of $225 per annum, an annual performance bonus and for the payment of up to six months of contractual compensation for termination under certain circumstances.

On May 15, 2008, Mr. Watson’s employment agreement was amended to clarify certain of its termination provisions.   Effective on June 1, 2009, Mr. Watson’s annual compensation was increased to $250 per annum.  On October 26, 2009, Mr. Watson’s employment agreement was amended to modify its termination provisions, including providing for compensation in the event of a change of control of Bode.  On April 1, 2010, Bode amended the employment agreement with Mr. Watson to reflect Mr. Watson’s promotion to Chief Executive Officer and President of Bode. This amendment extended the term of the employment agreement to July 31, 2011, and provided for an increase in annual salary, effective February 1, 2010, to $300 per annum.  Effective November 30, 2010, following the closing of the sale Bode, Mr. Watson will continue to serve as an executive officer of Bode and as such will cease serving as an executive officer of the GlobalOptions, and any obligations owed to him by GlobalOptions under his employment agreement also ceased.

Benefit Plans

Amended and Restated 2006 Long-Term Incentive Plan

Our 2006 Long-Term Incentive Plan was originally adopted on December 5, 2006.  On July 24, 2008, our stockholders approved the Amended and Restated 2006 Long-Term Incentive Plan (the “Incentive Plan”), which became effective immediately following its approval and replaced the original 2006 Long-Term Incentive Plan.

The Incentive Plan provides for the issuance of up to 3,000,000 shares of our common stock, increased from 1,500,000 under the original 2006 Long-Term Incentive Plan.  As of February 9, 2011 there are options to purchase 564,491 shares of our common stock and 8,825 shares of common stock underlying restricted stock units outstanding under this plan.  The Compensation Committee has the authority to determine the amount, type and terms of each award, but may not grant awards under the Incentive Plan, in any combination, for more than 625,000 shares of our common stock to any individual during any calendar year, increased from 312,500 under the original 2006 Long-Term Incentive Plan.  As of February 9, 2011, 1,368,917 shares remain eligible to be issued under the Incentive Plan.

The Incentive Plan is administered by the Compensation Committee, or in the absence of the Compensation Committee, the entire Board.  The Compensation Committee has sole authority to interpret the Incentive Plan and set the terms of all awards, including, without limitation, determining the performance goals associated with performance-based awards, determining the recipients of awards, determining the types of awards to be granted, and the making policies and procedures relating to administration of the Incentive Plan.

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

The Incentive Plan may be amended, suspended or terminated by the Board, except that (a) no amendment shall be made that would impair the rights of any participant under any award theretofore granted without the participant’s consent, and (b) no amendment shall be made which, without the adoption of our stockholders, would (i) materially increase the number of shares that may be issued under the Incentive Plan, except as the Compensation Committee may appropriately make adjustments; (ii) materially increase the benefits accruing to the participants under the Incentive Plan; (iii) materially modify the requirements as to eligibility for participation in the Incentive Plan; (iv) decrease the exercise price of an option to less than 100% of the Fair Market Value (as defined under the Incentive Plan) per share of common stock on the date of grant thereof; or (v) extend the term of any option beyond ten years.

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

The Stock Purchase Plan permits eligible employees to automatically purchase at the end of each month at a discounted price, a certain number of shares of our common stock by having the effective purchase price of such shares withheld from their base pay.  The Stock Purchase Plan provides for the issuance of up to 2,000,000 shares of our common stock, increased from 250,000 under the original 2006 Employee Stock Purchase Plan.  As of February 9, 2011, 1,877,612 shares remain eligible to be issued under the Stock Purchase Plan.

The Stock Purchase Plan is administered by the Compensation Committee.  Pursuant to the terms of the Stock Purchase Plan, the Compensation Committee has the authority to make rules and regulations for the administration of the Stock Purchase Plan.

The purpose of the Stock Purchase Plan is to encourage eligible employees to acquire or increase their proprietary interests in our company through the purchase of shares of our common stock, thereby creating a greater community of interest between our stockholders and our employees.

The Stock Purchase Plan may be amended or terminated by the Board, provided that, without stockholder approval, no such amendment may (a) increase the maximum number of shares that may be issued under the Stock Purchase Plan, (b) amend the requirements as to the class of employees eligible to purchase stock under the Stock Purchase Plan, or (c) permit the members of the Compensation Committee to purchase stock under the Stock Purchase Plan.  No termination, modification, or amendment of the Stock Purchase Plan may adversely affect the rights of an employee with respect to an option previously granted to him or her under such option without his or her written consent.

Unless the Stock Purchase Plan is previously terminated by the Board, no additional stock will be available for purchase under the Stock Purchase Plan at the earlier of (a) October 17, 2016, or (b) the point in time when no shares of stock appropriately reserved for issuance are available.

Executive Compensation Plan

On December 5, 2006, the Compensation Committee approved the establishment of our Executive Compensation Plan (“Executive Compensation Plan”), which links base salary, benefits and short-term and long-term incentives within the total compensation framework. The committee also extended the agreements with Dr. Schiller and Mr. Nyweide until April 30, 2012 and July 31, 2012 respectively. The Executive Compensation Plan provided for cash awards and vesting of restricted stock, based on the achievement of performance targets set by the Compensation Committee.

Bonus awards granted under the Executive Compensation Plan had two components: an annual (single-year) incentive plan component, which is 20% of the bonus target, and a multi-year incentive plan component, which is 80% of the bonus target. Single-year performance targets were established at the end of the immediately preceding year and were monitored throughout the year. The annual incentive plan provided upside potential when organizational goals were exceeded and less when goals were missed. Multi-year performance metrics included components that related to increasing stockholder value.

On July 16, 2010, as a result of the sale of Preparedness Services, all of the performance targets established under the compensation plan were deemed to have been achieved, and the cash and stock awards were deemed to have been earned.  No further cash or stock awards are available to be earned under the Executive Compensation Plan.

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options, stock that has not vested, or equity incentive plan awards for the named executive officers as of the end of the fiscal year ended December 31, 2010.

On July 16, 2010, as a result of the sale of Preparedness Services, all of the performance targets established under the compensation plan were deemed to have been achieved, and the cash and stock awards were deemed to have been earned.  No further cash or stock awards are available to be earned under the Executive Compensation Plan.  Pursuant to the terms of their respective employment agreements, all of Dr. Schiller’s and Mr. Nyweide’s RSUs have vested.

DIRECTOR COMPENSATION

The following table sets forth information with respect to compensation earned by or awarded to each Director of the Corporation who is not a named executive officer and who served on the Board of Directors during the fiscal year ended December 31, 2010:

Name	Fees Earned ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Per-Olof Lööf	40	27	(1)	-	67

Ronald Starr (2)	-	-		-	-

John Bujouves	37	27	(1)	-	64

John P. Oswald	69	27	(1)	-	96

John D. Chapman (3)(4)	-	-		-	-
(1)	On January 1, 2010, an option to purchase 25,000 shares was granted to each of Mr. Lööf, Mr. Bujouves and Mr. Oswald under the 2006 Long Term Incentive Plan.

(2)	On June 21, 2010, Mr. Starr resigned from the Board of Directors.

(3)	On December 14, 2010, Mr. Chapman was appointed as a member of the Board of Directors.

(4)	On February 7, 2011, Mr. Chapman became a member of the Compensation Committee.

2010 Director’s Plan

A compensation plan for our Board of Directors is in place for 2010.  Following the Directors Plan, each non-employee member of our Board of Directors is entitled to receive cash compensation consisting of an annual cash retainer of $10,000, a fee of $2,500 for attending each board meeting, $2,500 for attending each committee meeting (the committee chair receives a supplement fee), an annual stock option grant for attending board meetings and serving on and chairing board committees.  Mr. Starr, a former director, declined the cash compensation and the stock option grant.  All stock options were made exercisable at the then prevailing market price on the date immediately prior to the date of grant.

On January 1, 2010, we granted options to purchase 75,000 shares, in the aggregate, to three of the four independent members of the then Board of Directors, to purchase shares of our common stock under the Amended and Restated 2006 Long-Term Incentive Plan.  These options were granted at an exercise price based upon the closing price of the common stock on the date immediately prior to the date of grant, have a term of five years and vest in equal installments, 25% at March 31, 2010, 25% at June 30, 2010, 25% at September 30, 2010 and 25% at December 31, 2010.

2011 Director’s Plan

A compensation plan for our Board of Directors is in place for 2011.  Following the Directors Plan, each non-employee member of our Board of Directors is entitled to receive cash compensation consisting of an annual cash retainer of $20,000 a fee of $2,500 for attending each board meeting, a fee of $2,500 for attending each committee meeting and a fee of $500 for participating via telephone at each board and committee meeting (the committee chair receives a supplemental fee).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on February 9, 2011 by:

•	each person who is known by us to beneficially own 5% or more of our common stock;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers, as a group.

Except as otherwise set forth below, the address of each of the persons listed below is GlobalOptions Group, Inc., 75 Rockefeller Plaza, 27th Floor, New York, New York 10019. Unless otherwise indicated, the common stock beneficially owned by a holder includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person, and also includes options to purchase shares of our common stock exercisable within 60 days that have been granted under our incentive stock plans.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)
	Shares	%
5% or Greater Stockholders:

Weiss Asset Management LP (2)	5,792,397	43.3
Brookdale Global Opportunity Fund(3)	4,054,679	30.3
Eric S. Weinstein (4)	750,821	5.6
Artio Global Management LLC (5)	718,026	5.4

Directors and Named Executive Officers:

Harvey W. Schiller, Ph.D.	460,494	3.4
Jeffrey O. Nyweide	229,038	1.7
Per-Olof Lööf (6)	102,168	*
John P. Bujouves (7)	180,418	1.3
John P. Oswald (8)	116,269	*
John D. Chapman	10,450	*
Barry S. Watson	156,667	1.2

All executive officers and directors as a group (6 persons) (9)	1,255,504	9.2

* Represents holdings of less than 1% of shares outstanding.

(1)
Based upon 13,381,153 shares of our common stock outstanding on February 9, 2011 and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of February 9, 2011.

(2)
Based solely on information contained in a Schedule 13D filed with the SEC on January 13, 2011 by Weiss Asset Management LP, Andrew M. Weiss, BIP GP LLC and WAM GP LLC.  Represents (i) 4,054,679 shares of common stock held by Brookdale International Partners, LP (“BIP”) and (ii) 1,737,718 shares of common stock held by Brookdale Global Opportunity Fund (“BGO”).  Weiss Asset Management LP is the Investment Manager of BIP and BGO, and in such capacity has the power to vote and dispose of the shares of common stock held by BIP and BGO.  The business address of Weiss Asset Management LP is 222 Berkeley St., 16th Floor, Boston, MA 02116.

(3)	Based solely on information contained in a Schedule 13D filed with the SEC on January 13, 2011 by BGO. The business address of BGO is 222 Berkeley St., 16th Floor, Boston, MA 02116.

(4)	Based solely on information contained in a Schedule 13G filed with the SEC on November 19, 2009 by Mr. Weinstein. Mr. Weinstein’s address is 46 Maddock Road, Titusville, NJ 08560.

(5)
Based solely on information contained in a report on Amendment 2 to the Schedule 13G/A filed with the SEC on February 2, 2010. The business address of Artio Global Management LLC is 330 Madison Avenue, Suite 12A, New York, NY 10017.

(6)
Represents 5,418 shares of common stock and 75,000 shares of our common stock issuable upon exercise of stock options held by Mr. Lööf individually, and 21,750 shares of our common stock held by Lööf Holdings, LLC, a limited liability company controlled by Mr. Lööf. Mr. Lööf may be deemed to be the beneficial owner of the shares of our common stock held by Lööf Holdings, LLC.

(7)
Represents 5,418 shares of common stock and 75,000 shares of our common stock issuable upon exercise of stock options held by Mr. Bujouves individually, and 100,000 shares of our common stock held by Globacor Capital Inc., of which Mr. Bujouves is Chairman. Mr. Bujouves may be deemed to be the beneficial owner of the shares of our common stock held by Globacor Capital Inc. Mr. Bujouves disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(8)
Represents 7,310 shares of our common stock and 60,000 shares of our common stock issuable upon exercise of stock options held by Mr. Oswald individually, and 48,959 shares of our common stock held by Capital Trust Investments Limited, of which Mr. Oswald is a director. Mr. Oswald may be deemed to be the beneficial owner of the shares of our common stock held by Capital Trust Investments Limited. Mr. Oswald disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(9)	Consists of 1,086,005 shares of our common stock and 210,000 shares of our common stock issuable upon exercise of stock options.

Equity Compensation Plan Information

See Part II, Item 5, “Securities Authorized for Issuance Under Equity Compensation Plans” for information regarding our equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

(Dollar amounts in thousands)

Transactions with Related Persons, Promoters and Certain Control Persons

Sale of Preparedness Services Business Unit

On July 16, 2010, we completed the sale of Preparedness Services in accordance with the Preparedness Services Purchase Agreement, by and among us, GlobalOptions, Inc. and Witt Holdings, of which James Lee Witt, Chief Executive Officer, Mark Merritt, Co-President, Barry Scanlon, Co-President, and Pate Felts, Senior Advisor, respectively, of Preparedness are principals.  Messrs. Witt, Merritt, Scanlon and Felts ceased serving as officers and employees of the Company and its subsidiaries concurrent with the closing of the sale of Preparedness.

Pursuant to the terms of the Preparedness Services Purchase Agreement, we sold Preparedness Services to Witt Holdings for aggregate consideration of (i) $10,000 in cash, of which $1,000 is to be held in escrow for 12 months following the closing; (ii) an earnout payment equal to 40% of any revenues over $15,000 earned during the 12-month period following the closing, which payment may not exceed $12,000; and (iii) the assumption of all of Preparedness’ liabilities, including all termination and severance payments due to James Lee Witt, Mark Merritt, Barry Scanlon and Pate Felts upon the sale of Preparedness under their respective employment agreements, less $286, representing a payment in connection with Witt Holdings’ assumption of the lease for Preparedness’ Washington DC facility.  The maximum total consideration payable to us under the Preparedness Purchase Agreement is $22,000.

In addition, Witt Holdings on May 14, 2010, paid to us a working capital adjustment of approximately $1.6 million.

In connection with the Preparedness Purchase Agreement, we entered into (i) a license agreement pursuant to which it granted Witt Holdings a world-wide, perpetual, irrevocable, exclusive, royalty free, fully paid-up right and license to use our software in the field of emergency preparedness and disaster relief recovery, and we agreed not to license the Preparedness application of the software to any other business in such field, and (ii) a transition service agreement pursuant to which we provided Witt Holdings with certain specified transition services following the closing, including but not limited to certain information technology services.

The sale of Preparedness was subject to the approval of our stockholders, which approval was obtained at a special meeting of our stockholders held on July 15, 2010.

Consulting Agreements

On March 9, 2010, effective as of April 1, 2010, we entered into consulting agreements with each of Howard Safir, then the Chief Executive Officer of the our Security Consulting and Investigations unit, and Adam Safir, Howard Safir’s son and then an officer of our Security Consulting and Investigations unit.  Pursuant to the terms of their respective consulting agreements, as of April 1, 2010, Howard Safir and Adam Safir ceased serving as employees of the Company, but were available to provide consulting services to the Security Consulting and Investigations business unit, including being available to assist in our exploration of strategic alternatives and provide certain marketing assistance.  The terms of the consulting agreements were 12 months, provided, however, that we had the right to terminate each of the consulting agreements after three months and/or each month thereafter.  Howard Safir and Adam Safir received $30 per month and $20 per month, respectively, under the consulting agreements.  In addition, if we were to sell our Security Consulting and Investigations segment or any assets thereof during the term of the respective consulting agreements, each of Howard Safir and Adam Safir could have received up to $600 and $300, respectively, based upon certain aggregate sales price levels received for the business or such assets.   On June 24, 2010, Howard Safir and Adam Safir were notified that their consulting agreements were terminated, effective on June 30, 2010.

 Following the sale of our SafirRosetti business unit on April 30, 2010 and the announcement of our entry into an agreement to sell all of the equity securities of Bode, constituting the Company’s Forensic DNA Solutions and Products Services business unit, to SolutionPoint, Howard Safir and Adam Safir informed us they believed they had earned their respective payments of $600 and $300 under their consulting agreements.  We believed that the payments were not owed because the consulting agreements were terminated prior to our entry into the definitive agreement to sell Bode.

On November 4, 2010, we entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Howard Safir and Adam Safir regarding (a) a default judgment in the original amount of approximately $482 against Safir Rosetti, LLC in the Circuit Court for Miami-Dade County, Florida (the “Florida Litigation”) as well as any potential or threatened claims arising out of the Florida Litigation, and (b) Howard Safir and Adam Safir’s respective consulting agreements with the Company.  Pursuant to the Settlement Agreement, the parties settled any and all past, present, future, potential or threatened disputed legal claims between them arising from the Florida Litigation and Consulting Agreements.  The default judgment in the Florida Litigation was a result of a case for breach of contract against Safir Rosetti, LLC that pre-dated our acquisition of Safir Rosetti, LLC in May 2006, and the plaintiff previously threatened to seek to recover the default judgment from us.  In consideration for the settlement, we deposited $375 into an escrow account on November 9, 2010, and on December 3, 2010, the $375 amount was fully disbursed out of escrow after our receipt of full releases for certain potential claims against us and SafirRosetti, LLC.

Director Independence

The Board has determined that each of our directors, except for Dr. Schiller, is “independent” under the independence standards of The NASDAQ Stock Market LLC (“NASDAQ”) and applicable SEC rules

ITEM 14.   Principal Accountant Fees and Services

(Dollar amounts in thousands)

 Audit Fees. The aggregate fees billed for professional services rendered was $447 and $433 for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2010 and 2009, respectively, which services included the cost of the reviews of the condensed consolidated financial statements for the years ended December 31, 2010 and 2009, and other periodic reports for each respective year.

 Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered was $0 and $0 for the years ended December 31, 2010 and 2009, respectively.

 Tax Fees. For the years ended December 31, 2010 and 2009, the principal accountant billed $103 and $125, respectively, for tax compliance.

 All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant which were $3 and $21, respectively, for the fiscal years ended December 31, 2010 and 2009.

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

Since May 6, 2003, the effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Marcum, LLP, has been approved in advance by the Board of Directors, and none of those engagements made use of the de-minimums exception to the pre-approval contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

Part IV

ITEM 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of April 23, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc. and Guidepost Solutions LLC. (15)

2.2	Asset Purchase Agreement, dated May 13, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc. and Witt Group Holdings, LLC. (17)

2.3	Asset Purchase Agreement, dated June 11, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc. and GlobalOptions Services, Inc. (18)

2.4
Stock Purchase Agreement, dated August 11, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc., The Bode Technology Group, Inc. and LSR Acquisition Corp. (now known as SolutionPoint International, Inc.)(19)

3.1	Certificate of Incorporation of GlobalOptions Group, Inc. (4)

3.2	Certificate of Amendment to Certificate of Incorporation. (6)

3.3	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series D Convertible Preferred Stock. (8)

3.4	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A Junior Participating Preferred Stock. (21)

3.5	Bylaws. (4)

3.6	Amendment to Bylaws. (7)

4.1	Rights Agreement, dated as of September 7, 2010, between GlobalOptions Group, Inc. and Continental Transfer & Trust Company. (21)

10.1	2005 Stock Option Plan. (2)

10.2	2006 Stock Option Plan. (3)

10.3	Amended and Restated 2006 Long-Term Incentive Plan. (12)

10.4	Amended and Restated 2006 Employee Stock Purchase Plan. (12)

10.5	Fourth Amended and Restated Loan and Security Agreement, dated as of March 31, 2008, by and among GlobalOptions, Inc., The Bode Technology Group, Inc. and Silicon Valley Bank. (11)

10.6	First Loan Modification Agreement, dated as of March 30, 2009, by and among GlobalOptions, Inc., The Bode Technology Group, Inc. and Silicon Valley Bank. (13)

10.7	Fifth Loan Modification Agreement, dated July 12, 2010, by and among GlobalOptions, Inc., The Bode Technology Group, Inc. and Silicon Valley Bank. (20)

10.8	Sixth Loan Modification Agreement, dated July 16, 2010, by and among GlobalOptions, Inc., The Bode Technology Group, Inc. and Silicon Valley Bank. (20)

10.9	Seventh Loan Modification Agreement, dated September 27, 2010, by and among GlobalOptions, Inc., The Bode Technology Group, Inc. and Silicon Valley Bank. (22)

10.10	Unconditional Guaranty, dated as of March 31, 2008, by GlobalOptions Group, Inc. in favor of Silicon Valley Bank. (11)

10.11	Security Agreement, dated March 31, 2008, by and between GlobalOptions Group, Inc. and Silicon Valley Bank. (11)

10.12	Intellectual Property Security Agreement, dated March 31, 2008, by and between GlobalOptions Group, Inc. and Silicon Valley Bank. (11)

10.13	Employment Agreement, dated as of January 29, 2004, between Harvey W. Schiller, Ph.D. and GlobalOptions, Inc. (1)

10.14
Letter Agreement among GlobalOptions Group, Inc., GlobalOptions, Inc. and Harvey W. Schiller, Ph.D., dated January 29, 2004, pursuant to which GlobalOptions Group, Inc. assumed Dr. Schiller’s original employment agreement with GlobalOptions, Inc. (1)

10.15	Amendment to Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 19, 2006. (5)

10.16	Modification of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Groups, Inc., dated as of August 13, 2009. (14)

10.17	Modification of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of May 13, 2010. (20)

10.18	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 14, 2010. *

10.19	Employment Agreement, dated July 30, 2007, between Jeffrey O. Nyweide and GlobalOptions Group, Inc. (10)

10.20	Modification of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Groups, Inc., dated as of August 13, 2009. (14)

10.21	Modification of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of May 13, 2010. (20)

10.22	Amendment of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of December 14, 2010.*

10.23	Secured Promissory Note, dated April 30, 2010, by and between Guidepost Solutions LLC and GlobalOptions Group, Inc. (16)

10.24	Security Agreement, dated April 30, 2010, by and between Guidepost Solutions LLC and GlobalOptions Group, Inc. (16)

10.25	Intercreditor Agreement, dated April 30, 2010, by and among Guidepost Solutions LLC, GlobalOptions Group, Inc., Bart M. Schwartz, Joseph Rosetti and 3-DRS International, Ltd. (16)

10.26	License Agreement, dated July 16, 2010, by and between GlobalOptions Group, Inc. and Witt Group Holdings, LLC. (20)

10.27	License Agreement, dated July 19, 2010, by and between GlobalOptions Group, Inc. and GlobalOptions Services, Inc. (20)

10.28	Rapid Data License Agreement, dated July 19, 2010, by and between GlobalOptions Group, Inc. and GlobalOptions Services, Inc. (20)

10.29	Intellectual Property Assignment, dated July 19, 2010, between GlobalOptions Group, Inc., GlobalOptions, Inc. and GlobalOptions Services, Inc. (20)

10.30	Support Agreement, dated October 27, 2010, by and between Weiss Asset Management LP and GlobalOptions Group, Inc. (23)

21.1	Subsidiaries of GlobalOptions Group, Inc.*

23.1	Consent of Marcum LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 30, 2005, as amended.

(2)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on August 11, 2005.

(3)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 16, 2006.

(4)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 11, 2006.

(5)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 22, 2006.

(6)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on February 23, 2007.

(7)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 16, 2007.

(8)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on July 26, 2007.

(9)	Incorporated by reference to the exhibits included with our registration statement on Form SB-2, as amended, originally filed with the SEC on August 2, 2007.

(10)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-QSB filed with the SEC on August 14, 2007.

(11)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on April 22, 2008.

(12)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on July 30, 2008.

(13)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on April 6, 2009.

(14)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q filed with the SEC on August 14, 2009.

(15)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on April 29, 2010.

(16)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 6, 2010.

(17)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 13, 2010.

(18)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on June 11, 2010.

(19)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on August 12, 2010.

(20)	Incorporated by reference to the exhibits included with our current report on Form 10-Q filed with the SEC on August 16, 2010.

(21)	Incorporated by reference to the exhibits included with our current report on Form 10-Q filed with the SEC on September 8, 2010.

(22)	Incorporated by reference to the exhibits included with our current report on Form 10-Q filed with the SEC on September 29, 2010.

(23)	Incorporated by reference to the exhibits included with our current report on Form 10-Q filed with the SEC on October 28, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALOPTIONS GROUP, INC.

Dated: February 15, 2011	By:	/s/ Harvey W. Schiller

Harvey W. Schiller Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: February 15, 2011	By:	/s/ Jeffrey O. Nyweide

Jeffrey O. Nyweide Executive Vice President-Corporate Development, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

Chairman, Chief Executive Officer
and Director
/s/ Harvey W. Schiller	(Principal Executive Officer)	February 15, 2011
Harvey W. Schiller

Executive Vice President – Corporate
Development, Chief Financial Officer,
Secretary
(Principal Financial Officer and
/s/ Jeffrey O. Nyweide	Principal Accounting Officer)	February 15, 2011
Jeffrey O. Nyweide

/s/ Per-Olof Lööf	Director	February 15, 2011
Per-Olof Lööf

/s/ John P. Oswald	Director	February 15, 2011
John P. Oswald

/s/ John P. Bujouves	Director	February 15, 2011
John P. Bujouves

/s/ John D. Chapman	Director	February 15, 2011
John D. Chapman

Exhibit Index
Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of April 23, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc. and Guidepost Solutions LLC. (15)

2.2	Asset Purchase Agreement, dated May 13, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc. and Witt Group Holdings, LLC. (17)

2.3	Asset Purchase Agreement, dated June 11, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc. and GlobalOptions Services, Inc. (18)

2.4
Stock Purchase Agreement, dated August 11, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc., The Bode Technology Group, Inc. and LSR Acquisition Corp. (now known as SolutionPoint International, Inc.) (19)

3.1	Certificate of Incorporation of GlobalOptions Group, Inc. (4)

3.2	Certificate of Amendment to Certificate of Incorporation. (6)

3.3	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series D Convertible Preferred Stock. (8)

3.4	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A Junior Participating Preferred Stock. (21)

3.5	Bylaws. (4)

3.6	Amendment to Bylaws. (7)

4.1	Rights Agreement, dated as of September 7, 2010, between GlobalOptions Group, Inc. and Continental Transfer & Trust Company. (21)

10.1	2005 Stock Option Plan. (2)

10.2	2006 Stock Option Plan. (3)

10.3	Amended and Restated 2006 Long-Term Incentive Plan. (12)

10.4	Amended and Restated 2006 Employee Stock Purchase Plan. (12)

10.5	Fourth Amended and Restated Loan and Security Agreement, dated as of March 31, 2008, by and among GlobalOptions, Inc., The Bode Technology Group, Inc. and Silicon Valley Bank. (11)

10.6	First Loan Modification Agreement, dated as of March 30, 2009, by and among GlobalOptions, Inc., The Bode Technology Group, Inc. and Silicon Valley Bank. (13)

10.7	Fifth Loan Modification Agreement, dated July 12, 2010, by and among GlobalOptions, Inc., The Bode Technology Group, Inc. and Silicon Valley Bank. (20)

10.8	Sixth Loan Modification Agreement, dated July 16, 2010, by and among GlobalOptions, Inc., The Bode Technology Group, Inc. and Silicon Valley Bank. (20)

10.9	Seventh Loan Modification Agreement, dated September 27, 2010, by and among GlobalOptions, Inc., The Bode Technology Group, Inc. and Silicon Valley Bank. (22)

10.10	Unconditional Guaranty, dated as of March 31, 2008, by GlobalOptions Group, Inc. in favor of Silicon Valley Bank. (11)

10.11	Security Agreement, dated March 31, 2008, by and between GlobalOptions Group, Inc. and Silicon Valley Bank. (11)

10.12	Intellectual Property Security Agreement, dated March 31, 2008, by and between GlobalOptions Group, Inc. and Silicon Valley Bank. (11)

10.13	Employment Agreement, dated as of January 29, 2004, between Harvey W. Schiller, Ph.D. and GlobalOptions, Inc. (1)

10.14
Letter Agreement among GlobalOptions Group, Inc., GlobalOptions, Inc. and Harvey W. Schiller, Ph.D., dated January 29, 2004, pursuant to which GlobalOptions Group, Inc. assumed Dr. Schiller’s original employment agreement with GlobalOptions, Inc. (1)

10.15	Amendment to Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 19, 2006. (5)

10.16	Modification of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Groups, Inc., dated as of August 13, 2009. (14)

10.17	Modification of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of May 13, 2010. (20)

10.18	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 14, 2010. *

10.19	Employment Agreement, dated July 30, 2007, between Jeffrey O. Nyweide and GlobalOptions Group, Inc. (10)

10.20	Modification of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Groups, Inc., dated as of August 13, 2009. (14)

10.21	Modification of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of May 13, 2010. (20)

10.22	Amendment of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of December 14, 2010.*

10.23	Secured Promissory Note, dated April 30, 2010, by and between Guidepost Solutions LLC and GlobalOptions Group, Inc. (16)

10.24	Security Agreement, dated April 30, 2010, by and between Guidepost Solutions LLC and GlobalOptions Group, Inc. (16)

10.25	Intercreditor Agreement, dated April 30, 2010, by and among Guidepost Solutions LLC, GlobalOptions Group, Inc., Bart M. Schwartz, Joseph Rosetti and 3-DRS International, Ltd. (16)

10.26	License Agreement, dated July 16, 2010, by and between GlobalOptions Group, Inc. and Witt Group Holdings, LLC. (20)

10.27	License Agreement, dated July 19, 2010, by and between GlobalOptions Group, Inc. and GlobalOptions Services, Inc. (20)

10.28	Rapid Data License Agreement, dated July 19, 2010, by and between GlobalOptions Group, Inc. and GlobalOptions Services, Inc. (20)

10.29	Intellectual Property Assignment, dated July 19, 2010, between GlobalOptions Group, Inc., GlobalOptions, Inc. and GlobalOptions Services, Inc. (20)

10.30	Support Agreement, dated October 27, 2010, by and between Weiss Asset Management LP and GlobalOptions Group, Inc. (23)

21.1	Subsidiaries of GlobalOptions Group, Inc.*

23.1	Consent of Marcum LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

*	Filed herewith

**	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 30, 2005, as amended.

(2)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on August 11, 2005.

(3)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 16, 2006.

(4)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 11, 2006.

(5)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 22, 2006.

(6)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on February 23, 2007.

(7)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 16, 2007.

(8)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on July 26, 2007.

(9)	Incorporated by reference to the exhibits included with our registration statement on Form SB-2, as amended, originally filed with the SEC on August 2, 2007.

(10)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-QSB filed with the SEC on August 14, 2007.

(11)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on April 22, 2008.

(12)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on July 30, 2008.

(13)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on April 6, 2009.

(14)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q filed with the SEC on August 14, 2009.

(15)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on April 29, 2010.

(16)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 6, 2010.

(17)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 13, 2010.

(18)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on June 11, 2010.

(19)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on August 12, 2010.

(20)	Incorporated by reference to the exhibits included with our current report on Form 10-Q filed with the SEC on August 16, 2010.

(21)	Incorporated by reference to the exhibits included with our current report on Form 10-Q filed with the SEC on September 8, 2010.

(22)	Incorporated by reference to the exhibits included with our current report on Form 10-Q filed with the SEC on September 29, 2010.

(23)	Incorporated by reference to the exhibits included with our current report on Form 10-Q filed with the SEC on October 28, 2010.