Form 10-Q
period 2011-03-31
GlobalOptions Group, Inc.
filed 2011-04-26
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 001-33700

GLOBALOPTIONS GROUP, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☒ No ☐

As of April 25, 2011, there were 13,507,820 shares of the issuer’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Form 10-Q
March 31, 2011

Part I Financial Information
Item 1. Financial Statements

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2011	2010
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$24,792	$26,126
Restricted cash equivalents - deferred compensation	2,506	2,506
Funds held in escrow related to the sales of business units	4,800	4,800
Amounts due from buyers related to the sales of business units	3,358	5,002
Prepaid expenses and other current assets	480	426
Current assets of discontinued operations	-	12

Total assets	$35,936	$38,872

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$16	$570
Accrued compensation and related benefits	266	896
Deferred compensation	2,506	2,506
Other current liabilities	885	1,614
Current liabilities of discontinued operations	2,908	3,565

Total liabilities	6,581	9,151

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,880,000 shares authorized, no shares issued or outstanding;	-	-
Series D convertible preferred stock, non-voting, $0.001 par value, 100,000 shares authorized, no shares issued or outstanding;	-	-
Series A junior participating preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued or outstanding;	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,845,128 shares issued and 13,501,153 shares outstanding at March 31, 2011, and 13,716,794 shares issued and 13,372,819 shares outstanding at December 31, 2010	14	14
Additional paid-in capital	111,764	111,525
Accumulated deficit	(81,736)	(81,131)
Treasury stock; at cost, 343,975 shares at March 31, 2011 and December 31, 2010	(687)	(687)
Total stockholders' equity	29,355	29,721
Total liabilities and stockholders' equity	$35,936	$38,872

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Operating expenses:

Selling and marketing	$-	$674

General and administrative	988	2,644

Total operating expenses	988	3,318

Loss from operations	(988)	(3,318)

Other income (expense):

Interest income	2	-

Interest expense	-	(73)

Other expense, net	2	(73)

Loss from continuing operations	(986)	(3,391)

Discontinued Operations:

Income from discontinued operations, net of tax provision	8	1,699
Gain on disposal	373	-
Income from discontinued operations, net of tax	381	1,699

Net loss	$(605)	$(1,692)

Basic and diluted net loss (income) per share:
Continuing operations	(0.07)	(0.24)
Discontinued operations, net of tax	0.03	0.12

Net loss per share	(0.04)	(0.12)

Weighted average number of common shares outstanding - basic and diluted	13,391,482	13,882,454

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders' Equity
For the Three Months Ended March 31, 2011
(dollars in thousands)
(Unaudited)

					Additional
	Common Stock		Treasury Shares		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2011	13,716,794	$14	343,975	$(687)	$111,525	$(81,131)	29,721

Issuance of common stock upon exercise of stock options	128,334	-	-	-	232	-	232

Amortization of employee stock option costs	-	-	-	-	7	-	7

Net loss	-	-	-	-	-	(605)	(605)

Balance, March 31, 2011	13,845,128	$14	343,975	$(687)	$111,764	$(81,736)	$29,355

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(605)	$(1,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	-	220
Depreciation and amortization	-	888
Deferred rent	-	6
Stock-based compensation	7	642
Accretion of discount on note receivable	(8)	-
Deferred income taxes	-	91
Gain on sale of business unit	(373)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(4,548)
Inventories	-	(81)
Prepaid expenses and other current assets	(42)	38
Security deposits and other assets	-	(7)
Accounts payable	(561)	1,036
Deferred revenues	-	(107)
Accrued compensation and related benefits	(678)	1,817
Other current liabilities	(1,331)	(92)
Other long-term obligations	-	(7)
Total adjustments	(2,986)	(104)
Net cash used in operating activities	(3,591)	(1,796)

Cash flows from investing activities:
Purchases of property and equipment	-	(695)
Purchase of intangible assets	-	(20)
Collection of contingent consideration - sale of SafirRosetti	373	-
Collection of contingent consideration - sale of Preparedness Services	1,652	-
Net cash provided by (used in) investing activities	2,025	(715)

Cash flows from financing activities:
Net proceeds under line of credit	-	1,943
Proceeds from issuance of stock in connection with stock options exercised	232	-
Proceeds from issuance of stock in connection with ESPP	-	16
Net cash provided by financing activities	232	1,959

Net decrease in cash and cash equivalents	(1,334)	(552)
Cash and cash equivalents - beginning of period	26,126	3,221
Cash and cash equivalents - end of period	$24,792	$2,669

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$64

Supplemental non-cash investing and financing activity
Asset acquired under capital lease obligation	$-	$679

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

1.  Nature of Operations

GlobalOptions Group, Inc. and its subsidiaries (collectively the “Company” or “GlobalOptions Group”) was a holding company operating to provide risk mitigation and management services.

During the year ended December 31, 2010, the Company sold its operating businesses. The Company sold its SafirRosetti business unit (“SafirRosetti”) on April 30, 2010, its Preparedness Services business unit (“Preparedness Services”) on July 16, 2010, its Fraud and SIU Services business unit (“Fraud and SIU Services”) on July 20, 2010, and its Forensic DNA Solutions and Products business unit (“Bode”) on November 30, 2010 and closed its International Strategies business unit (“International Strategies”) on December 31, 2010.  As a result of our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are shown as discontinued operations in our financial statements.

As of March 31, 2011, continuing operations consist solely of executive and general corporate operations.  These executive and general corporate operations include services provided by the Company in support of the business units sold and include (i) cash and treasury management, information technology, employee benefits, general insurance and general transition services, and (ii) marketing and business development support that is intended to help drive sales revenues of the business units sold.   In addition, executive and general corporate operations include the monitoring and managing of the Company’s receipt of notes receivable, working capital adjustments, escrowed purchase price amounts and earnouts, the efforts of which the Company expects will extend through approximately August 2012.

The Company has determined that it became a “shell company” as defined in Rule 126-2 promulgated under the Securities Exchange Act of 1934, as amended.

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 15, 2011.

3.  Summary of Significant Accounting Policies

Restricted Cash Equivalents

“Restricted cash equivalents – deferred compensation” includes cash and money market funds held in a rabbi trust under a nonqualified deferred compensation arrangement (the “Deferred Compensation Arrangement”) established in connection with compensation earned by the Company’s chief executive officer and chief financial officer upon the sale of Preparedness Services.  Each plan participant’s account is comprised of the Company’s contribution to the trust on behalf of the participant and share of earnings or losses in the plan.  The restricted cash held in the rabbi trust is considered an asset available for sale and is reported at fair value with an offsetting liability included in deferred compensation in our Consolidated Balance Sheet.  The earnings on the investments are recorded in interest income with an offsetting amount recorded in general and administrative expenses in our Consolidated Statements of Operations.   During the three months ended March 31, 2011 and 2010, there were no earnings on these investments.  The fair value of the investments of the Deferred Compensation Arrangement was $2,506 and $2,506 at March 31, 2011 and December 31, 2010.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

3.  Summary of Significant Accounting Policies, continued

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

                Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

	Condensed Consolidated	Quoted Prices in Active Markets	Significant Other Inputs	Significant Observable Inputs	Unobservable Valuation
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)	Technique
Restricted Cash Equivalents at:
March 31, 2011	$2,506	$2,506	$-	$-	$-
December 31, 2010	$2,506	$2,506	$-	$-	$-

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

Discontinued Operations

Included in “Income from discontinued operations, net of tax provision” in the accompanying Condensed Consolidated Statements of Operations, are the results for the three months ended March 31, 2011 and March 31, 2010, as applicable for SafirRosetti, Preparedness Services, Fraud and SIU Services, International Strategies and Bode.  Income from discontinued operations for the three months ended March 31, 2011 consists solely of interest earned on notes receivable from the sale of SafirRosetti.  Liabilities of the discontinued operations have been reclassified and are reflected in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2011 as “Current liabilities of discontinued operations”.

For comparative purposes, all prior periods presented have been reclassified to reflect the classifications on a consistent basis.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

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

	March 31,
	2011	2010
Stock options	265,000	1,125,504
RSUs	5,557	228,735
Potentially dilutive securities realizable from the vesting of performance based restricted stock	-	470,563
Total potentially dilutive securities	270,557	1,824,802

4. Sales of Business Units

Receipt of Additional Proceeds from Sale of SafirRosetti

During the three months ended March 31, 2011, in connection with the sale of SafirRosetti, the Company realized $373 in contingent sales proceeds.  This amount was reflected on the Statement of Operations, within Discontinued Operations, as Gain on Disposal.

Receipt of Additional Proceeds from Sale of Preparedness Services

During the three months ended March 31, 2011, the Company received $1,652 from the purchasers of Preparedness Services, which was recorded as a reduction in Amounts Due From Buyer Related to the Sales of Business Units, in the Condensed Consolidated Balance Sheet at March 31, 2011.

Estimate of Working Capital Adjustment – The Sale of Bode

Pursuant to that certain stock purchase agreement dated August 11, 2010 (“Bode Purchase Agreement”) by and among the Company, Bode and LSR Acquisition Corp. (which following a corporate reorganization, became SolutionPoint), which closed on November 30, 2010, SolutionPoint has agreed to pay the Company the amount by which the working capital of Bode at closing exceeded $5,600, and we have agreed to pay SolutionPoint the amount by which the working capital of Bode at closing is less than $5,600, provided that in either case no such payment will be required unless it is in excess of $150.  At March 31, 2011, the Company has estimated that SolutionPoint will pay the Company a working capital adjustment of approximately $2,192.  As set forth in the Bode Purchase Agreement, there are a series of steps in which the Company and SolutionPoint determine, review and approve the computation of the working capital adjustment.  These steps have not yet been completed.  Accordingly, this estimate of the working capital adjustment is subject to change. The Company has also agreed to pay SolutionPoint a “true-up” of up to $1,000, based on accounts receivable that remain uncollected 180 days after the closing and SolutionPoint has agreed to transfer to the Company all rights with respect to such uncollected receivables after SolutionPoint’s receipt of such “true-up” payment.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

4. Sales of Business Units, continued

  Termination of Bode Transition Services Agreement

In connection with the Bode Purchase Agreement, we entered into a transition service agreement pursuant to which we provided Bode with certain specified transition services following the closing, including but not limited to certain information technology services.  In connection with this agreement, during the three months ended March 31, 2011, the Company recorded fees of $86, which were recorded as an offset to general and administrative expenses.  The transition services agreement terminated on March 31, 2011.

Funds held in escrow related to the sales of business units

As of March 31, 2011, a portion of the proceeds from the sale of each of the business units has been held in escrow, to cover potential post-closing indemnification obligations, as follows:

	SafirRosetti	Preparedness Services	Fraud and SIU Services	Bode	Total
Funds held in escrow related to the sales of business units	$525	$1,000	$825	$2,450	$4,800

Amounts due from buyers related to the sales of business units

As of  March 31, 2011, amounts due from buyers related to the sales of business units include a secured promissory note, net of discount, amounts due in connection with working capital adjustments and other consideration receivable, as shown in the table below:

	SafirRosetti	Preparedness Services	Bode	Total

Secured promissory note, net of discount of $10	$865	$-	$-	$865
Working capital adjustment	-	-	2,192	2,192
Other consideration receivable	-	301	-	301
	$865	$301	$2,192	$3,358

Results of Discontinued Operations

Results and net income (loss) from discontinued operations are as follows, reflecting results of SafirRosetti, Preparedness Services, Fraud and SIU Services, Bode, and International Strategies:

	For the three months ended March 31
	2011	2010
Revenues	$-	$25,234
Income from operations	$8	$1,800
Income before tax	$8	$1,790
Income, net of tax	$8	$1,699

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

4. Sales of Business Units, continued

Results of Discontinued Operations, continued

Assets and liabilities included in discontinued operations as of March 31, 2011 and December 31, 2010 are as follows:

	As of
	March 31, 2011	December 31, 2010
Assets
Prepaid expenses and other current assets	$-	$12
Total assets of discontinued operations	$-	$12

Liabilities
Accounts payable	$56	$63
Accrued compensation	166	214
Accrued expenses and other current liabilities	2,686	3,288
Total liabilities of discontinued operations	$2,908	$3,565

5.  Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	As of
	March 31, 2011	December 31, 2010
Accrued performance based bonuses	$211	$644
Accrued payroll and commissions	18	223
Accrued employee benefits	37	29
Total	$266	$896

6.  Deferred Compensation

The Company has established a Deferred Compensation Arrangement for the benefit of its Chief Executive Officer and its Chief Financial Officer.  The deferred compensation is held in a separate trust account, established by the Company to administer the Deferred Compensation Arrangement.  The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.   The trust qualifies as a grantor trust for income tax purposes (known as a “rabbi trust”).  The assets and liabilities of the Deferred Compensation Arrangement are valued at $2,506 as of March 31, 2011.

7.  Commitments and Contingencies

Operating Leases

The Company has a month to month obligation for an office lease.

Rent expense charged to continuing operations amounted to $48 and $54 for the three months ended March 31, 2011 and 2010, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

7.  Commitments and Contingencies, continued

Litigation, Claims and Assessments

On April 22, 2010 a case was filed against the Company stating that the Company conspired to divert work from the plaintiff.  The claims are for $2,400 in this case.  The Company believes that the suit is completely without merit and intends to vigorously defend its position.  The Company has not accrued a loss reserve for this matter.

On October 2, 2010, the Company, along with others, was notified that it is a defendant in a lawsuit filed by a third party for alleged conversion of assets, tortuous interference and defamation, among other claims.  The suit asks for actual and punitive damages totaling $4,200,000.  The Company believes that the suit is completely without merit and intends to vigorously defend its position. The Company has not accrued a loss reserve for this matter.

8.   Stockholders’ Equity

Common Stock Issued

During the three months ended March 31, 2011, the Company issued 128,334 shares of its common stock upon the exercise of stock options and realized proceeds of $232.

Common Stock Buyback Program

On February 7, 2011, the Company’s board of directors authorized the repurchase of up to $3,000 of the Company’s common stock over a period of 18 months, at such times, amounts and prices as the Company shall deem appropriate.   Through March 31, 2011, no shares have been repurchased under this program.

9. Stock Based Compensation

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

As of March 31, 2011, 1,544,009 shares of common stock remained eligible to be issued under the Incentive Plan.

Stock Based Compensation

Equity instruments issued to employees are recorded at their fair value on the date of grant and are amortized over the vesting period of the award. Stock based compensation for employees was approximately $7 and $613 for the three months ended March 31, 2011 and 2010, respectively.  For the three months ended March 31, 2011 and 2010, $0 and $105, respectively, were reflected in selling and marketing expenses, and $7 and $508, respectively, were reflected in general and administrative expenses

Equity instruments issued to non-employees are recorded at their fair value on the grant date. The non-vested portions of the award are adjusted based on market value on a quarterly basis and the adjusted value of award is amortized over the expected service period.  Stock based compensation for non-employees was approximately $0 and $29 for the three months ended March 31, 2011 and 2010, respectively, and was reflected in general and administrative expenses.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

9. Stock Based Compensation, continued

Stock Based Compensation, continued

The following tables summarize total stock based compensation costs recognized for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011			2010
	Employees	Non Employees	Total	Employees	Non Employees	Total
Stock options	$7	$-	$7	$124	$28	$152
RSUs	-	-	-	264	1	265
Stock purchase plan	-	-	-	6	-	6
Amortization of restricted shares under performance based executive bonus award	-	-	-	219	-	219
Shares issued to consultants for services	-	-	-	-	-	-
Total	$7	$-	$7	$613	$29	$642

At March 31, 2011, the unamortized value of stock options held by employees was approximately $5.  The unamortized portion will be expensed over a weighted average period of 0.9 years.

Stock Options

A summary of the status of the Company’s stock option plans and the changes during the three months ended March 31, 2011, is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life	Intrinsic Value
Options outstanding at January 1, 2011	565,158	$2.64	2.9 years	$283
Granted	-
Exercised	(128,334)	$1.81
Forfeited	(171,824)	$3.62
Options outstanding at March 31, 2011	265,000	$2.40	2.6 years	$160
Exercisable March 31, 2011	260,000	$2.42	2.6 years	$156

Upon the completion of the sales of SafirRosetti, Preparedness Services,  Fraud and SIU Services and Bode their employees were no longer deemed to be in service to the Company.  Pursuant to the terms of the Incentive Plan, options not exercised within 90 days of an employee’s separation of service were forfeited.   As a result, unexercised stock options for the purchase of 44,324 shares of common stock held by employees of Bode were forfeited on February 28, 2011.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

9. Stock Based Compensation, continued

Restricted Stock Units (RSUs)

A summary of the activity related to RSUs for the three months ended March 31, 2011 is presented below:

	Total	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	8,825	$2.12
RSUs vested	-
RSUs forfeited	(3,268)
Nonvested at March 31, 2011	5,557	$2.12

10. Subsequent Event

Common Stock Issued

On April 8, 2011, the Company issued 6,667 shares of its common stock upon the exercise of a stock option and realized proceeds of $11.

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

Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2011. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

GlobalOptions Group, Inc. and its subsidiaries (collectively “we”, “us”, the “Company” or “GlobalOptions Group”) was an integrated provider of risk mitigation and management services.

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

As a result of our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are shown as discontinued operations in our financial statements. As of March 31, 2011, continuing operations consist solely of executive and general corporate operations.  These executive and general corporate operations include services provided by the Company in support of the business units sold and include (i) cash and treasury management, information technology, employee benefits, general insurance and general transition services, and (ii) marketing and business development support that is intended to help drive sales revenues of the business units sold.   In addition, executive and general corporate operations include the monitoring and managing of the Company’s receipt of notes receivable, working capital adjustments, escrowed purchase price amounts and earnouts, the efforts of which the Company expects will extend through approximately August 2012.

We have determined that we are a “shell company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

NASDAQ Delisting

On January 18, 2011, the staff of The NASDAQ Stock Market, Inc. (“NASDAQ”) delivered a determination letter (the “Determination Letter”) to us indicating its belief that we no longer met NASDAQ’s listing standards on the grounds that we were not in compliance with Listing Rule 5101 and may be a “public shell” with no operating business following the sale of Bode and the closing of International Strategies, in addition to the prior sales of our other operating businesses. We appealed NASDAQ’s determination on February 24, 2011. On February 28, 2011, we received a letter from the NASDAQ Hearings Panel indicating that it had affirmed the finding in the Determination Letter and that our common stock would be delisted as of the opening of business on March 2, 2011.

Our common stock was delisted from NASDAQ on March 2, 2011. From March 2, 2011 to March 21, 2011, our common stock was quoted on the pink sheets under the symbol “GLOI.PK”, and since March 22, 2011 has been quoted on the OTC Bulletin Board under the symbol “GLOI.OB”.

Return of Proceeds to Stockholders

Wecurrently intend to return the net proceeds from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode to our stockholders, after satisfying existing contractual obligations and establishing appropriate reserves for contingencies and ongoing operating costs.

In connection with this intention, on December 1, 2010, we commenced a partial tender offer to purchase for cash up to 10,000,000 shares of our common stock at a price of $2.40 per share. The tender offer closed on December 29, 2010, after which we purchased a total of 1,119,978 shares at a cost of $2,688. In addition, during the year ended December 31, 2010, just prior to the aforementioned tender offer, we repurchased in the open market 16,627 shares of our common stock at a cost of $39. On February 7, 2011, our board of directors (the “Board”) approved a new program to repurchase up to $3,000 of our common stock over a period of 18 months, at such times, amounts and prices as we deem appropriate. As of April 22, 2011, we have not made any repurchases under this program.

We have not made a final decision as to, and continue to explore the most efficient form of, any such distributions and any alternative uses of the net proceeds from the sales of our four business units in the event that we determine not to further distribute these proceeds to our stockholders.  There is no guaranty that we will make any further distributions.  In the event that we decide to retain the remaining proceeds from such sales, we may pursue a business combination or other type of corporate transaction.  We currently do not have any arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity or within any specific industry and there can be no assurance that we will be successful in identifying and evaluating or in concluding any such business combination.

Corporate Developments

Receipt of Additional Proceeds from Sale of SafirRosetti

During the three months ended March 31, 2011, in connection with the sale of SafirRosetti, the Company realized $373 in contingent sales proceeds. This amount was reflected as gain on sale in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2011.

Receipt of Additional Proceeds from Sale of Preparedness Services

During the three months ended March 31, 2011, the Company received $1,652, which was recorded as a reduction in amounts due from buyer related to the sales of business units, in the Condensed Consolidated Balance Sheet at March 31, 2011.

Estimate of Working Capital Adjustment – The Sale of Bode

Pursuant to that certain stock purchase agreement dated August 11, 2010 (“Bode Purchase Agreement”) by and among us, Bode and LSR Acquisition Corp. (which following a corporate reorganization, became SolutionPoint), which closed on November 30, 2010, SolutionPoint has agreed to pay us the amount by which the working capital of Bode at closing exceeded $5,600, and we have agreed to pay SolutionPoint the amount by which the working capital of Bode at closing is less than $5,600, provided that in either case no such payment will be required unless it is in excess of $150.  At March 31, 2011, we have estimated that SolutionPoint will pay us a working capital adjustment of approximately $2,192.  As set forth in the Bode Purchase Agreement, there are a series of steps in which we and SolutionPoint determine, review and approve the computation of the working capital adjustment.  These steps have not yet been completed.  Accordingly, this estimate of the working capital adjustment is subject to change. We have also agreed to pay SolutionPoint a “true-up” of up to $1,000, based on accounts receivable that remain uncollected 180 days after the closing and SolutionPoint has agreed to transfer to us all rights with respect to such uncollected receivables after SolutionPoint’s receipt of such “true-up” payment.

Termination of Bode Transition Services Agreement

In connection with the Bode Purchase Agreement, we entered into a transition service agreement pursuant to which we provided Bode with certain specified transition services following the closing, including but not limited to certain information technology services.  In connection with this agreement, during the three months ended March 31, 2011, the Company recorded fees of $86, which were recorded as an offset to general and administrative expenses.  The transition services agreement terminated on March 31, 2011.

Results of Operations

Continuing Operations

As of March 31, 2011, continuing operations consist solely of executive and general corporate operations.  These executive and general corporate operations include services provided by the Company in support of the business units sold and include (i) cash and treasury management, information technology, employee benefits, general insurance and general transition services, and (ii) marketing and business development support that is intended to help drive sales revenues of the business units sold.   In addition, executive and general corporate operations include the monitoring and managing of the Company’s receipt of notes receivable, working capital adjustments, escrowed purchase price amounts and earnouts, the efforts of which the Company expects will extend through approximately August 2012.

As of March 31, 2011, the Company no longer was a party to any transition services agreements and ceased providing transition services.

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

Discontinued Operations

As a result of our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are now presented in our financial statements as discontinued operations for the three months ended March 31, 2011 and all prior periods. As of March 31, 2011, continuing operations consist solely of our executive and general corporate operations.

GlobalOptions Group Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Operating Expenses

Selling and marketing expenses were $0 for the three months ended March 31, 2011, as compared to $674 for the three months ended March 31, 2010. The decrease in selling and marketing expenses was primarily related to the discontinuation of selling efforts, since we have sold our operating units. General and administrative expenses were $988 for the three months ended March 31, 2011, as compared to $2,644 for the three months ended March 31, 2010. The decrease in general and administrative expenses was primarily related to decreases in payroll and stock based compensation costs and decreases in professional fees as well as the decrease in depreciation expense, all on account of scaling back the corporate functions after the sales of the business units.

Results of Discontinued Operations

Income from discontinued operations, net of tax, was $8 and $1,699 for the three months ended March 31, 2011 and 2010, respectively. The decrease in net income was primarily due to the sales of our business units during 2010.

Net Loss

Net loss for the three months ended March 31, 2011 and 2010 was $605 and $1,692, respectively. Net loss for the three months ended March 31, 2011 was comprised of a loss from continuing operations of $986 and income from discontinued operations, of $8. Net loss for the three months ended March 31, 2010 was comprised of a loss from continuing operations of $3,391 and income from discontinued operations, net of tax, of $1,699. The decrease in net loss is principally the result of the decrease in operating expenses as described above.

Liquidity and Capital Resources

For the Three Months Ended March 31, 2011

We had a cash and cash equivalent balance of $24,792 as of March 31, 2011.

Cash used in operating activities was approximately $3,591 and $1,796 for the three months ended March 31, 2011 and 2010, respectively. Cash used in operating activities for the three months ended March 31, 2011 resulted primarily from our net loss of $605, our use in operating activities related to changes in operating assets and liabilities of $2,612, and the gain from the contingent consideration recognized on the sale of SafirRosetti of $373.

Cash provided by (used in) investing activities was $2,025 and $(715) for the three months ended March 31, 2011 and 2010, respectively. The cash provided by investing activities during the three months end March 31, 2011 was $1,652 related to the working capital adjustment received in connection with the sale of Preparedness Services and $373 representing the additional contingent consideration received related to the sale of SafirRosetti.

Cash provided by financing activities was $232 and $1,959 for the three months ended March 31, 2011 and 2010, respectively. The net cash provided by financing activities for the three months ended March 31, 2011 is primarily due to proceeds from the exercise of stock options.

At March 31, 2011, we had working capital of $29,355.

Subject to our satisfaction of and compliance with existing contractual and banking obligations, and the establishment of appropriate reserves, we currently intend to distribute the remaining net proceeds from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode to our stockholders.  We returned $2,688 to our stockholders in connection with the tender of 1,119,978 shares of our common stock in connection with our tender offer, which concluded in December 2010.  We expect that any later distributions, to the extent that no earnouts are achieved and no proceeds are released from escrow, would be in an aggregate amount between approximately $19,000, to as much as $20,000.  There is no guarantee, however, that we will make this later distribution or any other distribution.  In the event that we decide to retain the remaining proceeds from such sales, we may pursue a business combination or other type of corporate transaction.  We currently do not have any arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity or within any specific industry and there can be no assurance that we will be successful in identifying and evaluating or in concluding any such business combination.

We also note that these distribution amounts are net of our current estimates of the amounts needed for required reserves,  for contingencies and for financial and operating costs, but do not consider the effects of working capital adjustments, guarantees of receivables sold, tax or other reserves which we may later conclude are necessary.

We believe that the cash generated by the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode, the cash that we expect to receive from the release of escrow amounts, the earnouts, and the payment of the remaining balance on that certain secured promissory note from SafirRosetti, payable to us on June 30, 2011, less any distributions to our stockholders, will be sufficient to finance our operations through December 31, 2011.

In addition to the fixed portion of the purchase price for SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode, each agreement provides for contingent proceeds in the form of earnouts and/or the return of an escrow deposit. The following table represents the minimum and maximum aggregate contingent proceeds that may be realized from the sales of SafirRosetti, Fraud and SIU Services, Preparedness Services, and Bode. These amounts have not yet been recognized and are not reflected on our balance sheet as of March 31, 2011.

	SafirRosetti		Fraud and SIU Services		Preparedness Services		Bode		Total
	Min	Max	Min	Max	Min	Max	Min	Max	Min	Max

Earnout	$1,077	$1,600	$-	$-	$-	$12,000	$-	$5,500	$1,077	$19,100
Return of escrow	-	525	-	825	-	1,000	-	2,450	-	4,800
Totals	$1,077	$2,125	$-	$825	$-	$13,000	$-	$7,950	$1,077	$23,900

 The minimum amount in connection with the sale of SafirRosetti includes $1,077 of contingent consideration that was realized and recognized through March 31, 2011.  There is no assurance that any of these contingent proceeds in excess of amounts already received will be realized.  Accordingly, in each case the future minimum amount is $0. Neither the maximum nor the minimum amounts represent management’s expectation of the amount of contingent proceeds to be realized.  Additionally, these contingent proceeds do not reflect certain potential working capital adjustments and accounts receivable guarantees that we provided for with respect to the above mentioned transactions.

If we receive the contingent proceeds discussed above, we intend to distribute them to stockholders, less deductions comparable to those described above with respect to the distribution of the other proceeds of the transactions.  However, we have not made a final decision as to, and continue to explore the most efficient form of, any such distribution and any alternative uses of the net proceeds from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode in the event that we determine not to further distribute these proceeds to our stockholders.  There is no guaranty that we will make any further distributions.  In the event that we decide to retain the remaining proceeds from such sales, we may pursue a business combination or other type of corporate transaction.  We currently do not have any arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity or within any specific industry and there can be no assurance that we will be successful in identifying and evaluating or in concluding any such business combination.

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

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are more fully described in our “Notes to Consolidated Financial Statements” included in the Annual Report on Form 10-K for the year ended December 31, 2010. Some of our accounting policies require the application of significant judgment by management in the preparation of the consolidated financial statements and, as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. We have identified certain accounting policies as the ones that are most important to the portrayal of our consolidated financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies include the following:

Stock-Based Compensation

We have adopted the fair value recognition provisions Accounting Standards Codification (“ASC”) 718 “Compensation—Stock Compensation” (“ASC 718”).  Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions ASC 718. We recognize these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

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

Discontinued Operations

We account for our discontinued operations under the provisions of ASC 205-20 “Presentation of Financial Statements – Discontinued Operations”. Accordingly, the results of operations and related charges for discontinued operations with respect to the sale of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode are reflected in net loss discontinued operations. Assets and liabilities of the discontinued operations have been reclassified and are reflected on our Consolidated Balance Sheet as “Current assets of discontinued operations”, “Assets of discontinued operations”, “Current liabilities of discontinued operations” and “Liabilities of discontinued operations”.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls, during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our stockholders are no longer able to rely upon Rule 144 to sell their shares not registered for resale under the Securities Act.

Our stockholders are no longer able rely upon Rule 144 (“Rule 144”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), to sell their shares not registered for resale under the Securities Act because we are now a “shell company” with no or nominal operations and assets consisting solely of cash and cash equivalents and nominal other assets. The unavailability of Rule 144 may make it more difficult for investors holding restricted shares to sell their shares.

We expect the volume of trading of our stock will remain low and the market for selling our shares will remain limited.

Our common stock has historically been sporadically or thinly traded. As a result of the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode, our delisting from NASDAQ and the unavailability of Rule 144 our trading volume may decrease even further. As a result, the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. There may be periods of several days or more when trading activity in our shares is low and a stockholder may be unable to sell his shares of common stock at an acceptable price, or at all. We cannot give stockholders any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

We may be deemed a “penny stock.”

We may be considered a “penny stock” as defined in the Exchange Act and the rules thereunder, unless the price of our shares of common stock is at least $5.00. We expect that our share price will remain less than $5.00. Unless our common stock is otherwise excluded from the definition of “penny stock”, the penny stock rules apply. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as our common stock is subject to the penny stock rules, the level of trading activity could be limited and it may be difficult for investors to sell our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

There are no items required to be disclosed on Current Report on Form 8-K during the quarterly period ended March 31, 2011 that were not so reported.

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

GLOBALOPTIONS GROUP, INC.

Dated: April 26, 2011	By:	/s/ Harvey W. Schiller
Harvey W. Schiller
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 26, 2011	By:	/s/ Jeffrey O. Nyweide
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