Form 10-Q
period 2011-06-30
GlobalOptions Group, Inc.
filed 2011-08-02
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 2, 2011, there were 6,203,379 shares of the issuer’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Form 10-Q
June 30, 2011

Part I Financial Information
Item 1. Financial Statements

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

ASSETS	June 30,	December 31,
	2011	2010
	(unaudited)
Current assets:
Cash and cash equivalents	$6,083	$26,126
Restricted cash equivalents - deferred compensation	2,507	2,506
Funds held in escrow related to the sales of business units	4,800	4,800
Amounts due from buyers related to the sales of business units	2,587	5,002
Prepaid expenses and other current assets	269	426
Current assets of discontinued operations	-	12

Total assets	$16,246	$38,872

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$171	$570
Accrued compensation and related benefits	310	896
Deferred compensation	2,506	2,506
Other current liabilities	708	1,614
Current liabilities of discontinued operations	2,668	3,565

Total liabilities	6,363	9,151

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,880,000 shares authorized, no shares issued or outstanding;	-	-
Series D convertible preferred stock, non-voting, $0.001 par value, 100,000 shares authorized,
no shares issued or outstanding;	-	-
Series A junior participating preferred stock, $0.001 par value, 20,000 shares authorized,
no shares issued or outstanding;	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
6,547,354 shares issued and 6,203,379 shares outstanding at June 30, 2011, and
13,716,794 shares issued and 13,372,819 shares outstanding at December 31, 2010	7	14
Additional paid-in capital	92,475	111,525
Accumulated deficit	(81,912)	(81,131)
Treasury stock; at cost, 343,975 shares at June 30, 2011 and December 31, 2010	(687)	(687)
Total stockholders' equity	9,883	29,721
Total liabilities and stockholders' equity	$16,246	$38,872

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Operating expenses:

Selling and marketing	$-	$519	$-	$1,194

General and administrative	677	3,407	1,665	6,051

Total operating expenses	677	3,926	1,665	7,245

Loss from operations	(677)	(3,926)	(1,665)	(7,245)

Other income (expense):

Interest income	7	1	9	1

Interest expense	-	(120)	-	(193)

Other expense, net	7	(119)	9	(192)

Loss from continuing operations	(670)	(4,045)	(1,656)	(7,437)

Discontinued Operations:

Income (loss) from discontinued operations, net of tax provision	15	(2,087)	23	(388)
Gain (loss) on disposal	479	(1,930)	852	(1,930)
Income (loss) from discontinued operations, net of tax	494	(4,017)	875	(2,318)

Net loss	$(176)	$(8,062)	$(781)	$(9,755)

Basic and diluted net loss (income) per share:
Continuing operations	$(0.06)	$(0.29)	$(0.14)	$(0.54)
Discontinued operations, net of tax	0.04	(0.29)	0.07	(0.17)

Net loss per share	(0.02)	(0.58)	$(0.07)	$(0.71)

Weighted average number of common shares
outstanding - basic and diluted	10,568,273	13,918,526	11,972,078	13,900,588

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders' Equity
For the Six Months Ended June 30, 2011
(dollars in thousands)
(Unaudited)

					Additional
	Common Stock		Treasury Shares		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2011	13,716,794	$14	343,975	$(687)	$111,525	$(81,131)	29,721

Purchase and cancelation of common stock
in connection with tender offer	(7,500,000)	(7)	-	-	(19,643)	-	(19,650)

Issuance of common stock upon exercise
of stock options	325,003	-	-	-	584	-	584

Issuance of common stock upon
vesting of restricted stock units	5,557	-			-		-

Amortization of employee stock
option costs	-	-	-	-	9	-	9

Net loss	-	-	-	-	-	(781)	(781)

Balance, June 30, 2011	6,547,354	$7	343,975	$(687)	$92,475	$(81,912)	$9,883

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(781)	$(9,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	-	703
Impairment of intangible assets and goodwill		4,475
Depreciation and amortization	-	1,627
Deferred rent	-	(117)
Stock-based compensation	9	1,052
Accretion of discount on note receivable	(18)	(17)
Deferred income taxes	-	(511)
(Gain) Loss on sale of business unit	(852)	1,930
Changes in operating assets and liabilities:
Accounts receivable	-	(3,639)
Inventories	-	(99)
Prepaid expenses and other current assets	169	287
Security deposits and other assets	-	16
Accounts payable	(406)	1,080
Deferred revenues	-	(228)
Accrued compensation and related benefits	(697)	(406)
Other current liabilities	(1,455)	920
Other long-term obligations	-	(33)
Total adjustments	(3,250)	7,040
Net cash used in operating activities	(4,031)	(2,715)

Cash flows from investing activities:
Interest transferred to restricted cash	(1)	-
Purchases of property and equipment	-	(1,742)
Purchase of intangible assets	-	(32)
Proceeds from note receivable	875	-
Proceeds from sale of business units	2,180	2,975
Net cash provided by investing activities	3,054	1,201

Cash flows from financing activities:
Net proceeds under line of credit	-	2,008
Proceeds from issuance of stock in connection with stock options exercised	584	111
Proceeds from issuance of stock in connection with ESPP	-	37
Repurchase of common stock	(19,650)	(35)
Net cash (used in) provided by financing activities	(19,066)	2,121

Net decrease in cash and cash equivalents	(20,043)	607
Cash and cash equivalents - beginning of period	26,126	3,221
Cash and cash equivalents - end of period	$6,083	$3,828

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$197

Supplemental non-cash investing and financing activity
Asset acquired under capital lease obligation	$-	$679

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

During the year ended December 31, 2010, the Company sold its operating businesses. The Company sold its SafirRosetti business unit (“SafirRosetti”) on April 30, 2010, its Preparedness Services business unit (“Preparedness Services”) on July 16, 2010, its Fraud and SIU Services business unit (“Fraud and SIU Services”) on July 20, 2010, and its Forensic DNA Solutions and Products business unit (“Bode”) on November 30, 2010 and closed its International Strategies business unit (“International Strategies”) on December 31, 2010.  As a result of the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are shown as discontinued operations in the Company’s financial statements.

As of June 30, 2011, continuing operations consist solely of executive and general corporate operations.  These executive and general corporate operations include services provided by the Company in support of the business units sold and include (i) cash and treasury management, information technology, employee benefits, general insurance and general transition services, and (ii) marketing and business development support that is intended to help drive sales revenues of the business units sold.   In addition, executive and general corporate operations include the monitoring and managing of the Company’s receipt of notes receivable, working capital adjustments, escrowed purchase price amounts and earnouts, the efforts of which the Company expects will extend through approximately August 2012.

The Company has determined that it became a “shell company” as defined in Rule 126-2 promulgated under the Securities Exchange Act of 1934, as amended.

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 15, 2011.

3.  Summary of Significant Accounting Policies

Restricted Cash Equivalents

“Restricted cash equivalents – deferred compensation” includes cash and money market funds held in a rabbi trust under a nonqualified deferred compensation arrangement (the “Deferred Compensation Arrangement”) established in connection with compensation earned by the Company’s chief executive officer and chief financial officer upon the sale of Preparedness Services.  Each plan participant’s account is comprised of the Company’s contribution to the trust on behalf of the participant (See Note 6 – Deferred Compensation).  The restricted cash held in the rabbi trust is considered an asset available for sale and is reported at fair value with an offsetting liability included in deferred compensation in the accompanying Consolidated Balance Sheet.  The earnings on the investments are recorded in interest income in the accompanying Consolidated Statements of Operations.   Earnings on these investments were $1 and $1 for the three and six months ended June 30, 2011.  The fair value of the investment of the Deferred Compensation Arrangement was $2,507 and $2,506 at June 30, 2011 and December 31, 2010.

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

                Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

           Assets (Liabilities) Measured at Fair Value on a Recurring Basis

	Condensed Consolidated	Quoted Prices in Active Markets	Significant Other Inputs	Significant Observable Inputs	Unobservable Valuation
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)	Technique
Restricted Cash Equivalents at:
June 30, 2011	$2,507	$2,507	$-	$-	$-
December 31, 2010	$2,506	$2,506	$-	$-	$-

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

Discontinued Operations

Included in “Income (loss) from discontinued operations, net of tax provision” in the accompanying Condensed Consolidated Statements of Operations, are the results for the three and six months ended June 30, 2011 and June 30, 2010, as applicable, for SafirRosetti, Preparedness Services, Fraud and SIU Services, International Strategies and Bode and the respective gain (loss) on their disposals.  Income from discontinued operations for the three and six months ended June 30, 2011 consists of interest earned on notes receivable from the sale of SafirRosetti and the gain recorded on the disposal of these business units.  Assets and liabilities of the discontinued operations have been reclassified and are reflected in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2011 as “Current assets of Discontinued Operations” and “Current liabilities of discontinued operations”, respectively.

For comparative purposes, all prior periods presented have been reclassified to reflect the classifications on a consistent basis.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

3.  Summary of Significant Accounting Policies, continued

Net Loss per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding, as adjusted, during the periods presented. Common stock equivalents, consisting of stock options and restricted stock units (“RSUs”), were not included in the calculation of the diluted loss per share because their inclusion would have been anti-dilutive.  The basic weighted average number of shares was reduced for non-vested restricted stock awards. Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

	June 30,
	2011	2010
Stock options	64,998	1,036,907
RSUs	-	144,420
Potentially dilutive securities realizable from the vesting of performance based restricted stock	-	470,563
Total potentially dilutive securities	64,998	1,651,890

4. Sales of Business Units

Receipt of Additional Proceeds from Sale of SafirRosetti

During the three and six months ended June 30, 2011, in connection with the sale of SafirRosetti, the Company realized $80 and $453, respectively in contingent sales proceeds.  This amount was reflected on the Statement of Operations, within discontinued operations, as gain (loss) on disposal.  On June 30, 2011, the Company received $875 in satisfaction of the note receivable from the buyer of SafirRosetti.  On July 25, 2011, the buyer of SafirRosetti agreed to pay the Company $89 in consideration for its retaining all rights associated with the sold accounts receivable which remained uncollected at June 30, 2011.

Receipt of Additional Proceeds from Sale of Preparedness Services

 On January 14, 2011, the Company received $1,652, from the purchasers of Preparedness Services, which was recorded as a reduction in Amounts Due From Buyer Related to the Sales of Business Units, in the Condensed Consolidated Balance Sheet at June 30, 2011.  On May 26, 2011, the Company received $67 from the realization of a working capital item in connection with the sale of Preparedness Services, which was reflected as a gain on sale in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011.  On July 26, 2011, the Company received $1,000 from the purchasers of Preparedness Services in connection with the full release of escrow funds.

Estimate of Working Capital Adjustment – The Sale of Bode

Pursuant to that certain stock purchase agreement dated August 11, 2010 (“Bode Purchase Agreement”) by and among the Company, Bode and LSR Acquisition Corp. (which following a corporate reorganization, became SolutionPoint), which closed on November 30, 2010, SolutionPoint agreed to pay the Company the amount by which the working capital of Bode at closing exceeded $5,600, and the Company agreed to pay SolutionPoint the amount by which the working capital of Bode at closing was less than $5,600, provided that in either case no such payment will be required unless it was in excess of $150.  Accordingly, the Company and SolutionPoint determined that the working capital adjustment amount would be $2,286, which was remitted to the Company on July 28, 2011.  This amount is reflected in Amounts Due From Buyer Related to the Sales of Business Units, in the Condensed Consolidated Balance Sheet at June 30, 2011.  In connection with finalizing the amount of the Bode working capital adjustment, during the three and six months ended June 30, 2011, the Company recorded a positive adjustment of $324 and $324, respectively, to the gain on the sale of Bode.   This adjustment of the gain on the sale of Bode included  $230 for the release of a reserve which was no longer required related to the Bode working capital adjustment. The Company had also agreed to pay SolutionPoint a “true-up” of up to $1,000, based on accounts receivable that remain uncollected 180 days after the closing and SolutionPoint had agreed to transfer to the Company all rights with respect to such uncollected receivables after SolutionPoint’s receipt of such “true-up” payment.  On June 27, 2011, the Company and SolutionPoint determined that no “true-up” payment to SolutionPoint would be required.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

4. Sales of Business Units, continued

Termination of Bode Transition Services Agreement

In connection with the Bode Purchase Agreement, the Company entered into a transition service agreement pursuant to which it provided Bode with certain specified transition services following the closing, including but not limited to certain information technology services.  In connection with this agreement, during the three and six months ended June 30, 2011, the Company recorded fees of $0 and $86, respectively, which were recorded as an offset to general and administrative expenses.  The transition services agreement terminated on March 31, 2011.

Funds held in escrow related to the sales of business units

As of June 30, 2011, a portion of the proceeds from the sale of each of the business units has been held in escrow, to cover potential post-closing indemnification obligations.  Escrow amounts, less any claims against the escrow amount, are expected to be released to the Company within a reasonable period following the expiration of each of the respective escrow periods, as provided below:

	SafirRosetti	Preparedness Services	Fraud and SIU Services	Bode	Total
Escrow period expiration date	September 30, 2011	July 16, 2011	July 19, 2011	December 31, 2011
Funds held in escrow related to the sales of business units	$525	$1,000	$825	$2,450	$4,800

On July 26, 2011, the Company received $1,000 representing the release of the escrow amount in connection with the sale of Preparedness Services.

In connection with the $825 held in escrow related to the sale of Fraud and SIU Services, no claims were made against the escrow amount through the eligible claim period, which expired on July 19, 2011.

Amounts due from buyers related to the sales of business units

As of June 30, 2011, amounts due from buyers related to the sales of business units include amounts due in connection with working capital adjustments and other consideration receivable, as shown in the table below:

	Preparedness Services	Bode	Total

Working capital adjustment	$-	$2,286	$2,286
Other consideration receivable	301	-	301
	$301	$2,286	$2,587

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

4. Sales of Business Units, continued

Results of Discontinued Operations

Results and net income (loss) from discontinued operations are as follows, reflecting results and gain (loss) on the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services, Bode, and International Strategies:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Revenues	$-	$24,646	$-	$49,880
Loss from operations	$-	$(2,693)	$-	$(893)
Other income (expense), net	$15	$(4)	$23	$(6)
Gain (loss) on disposal	$479	$(1,930)	$852	$(1,930)
Income (loss) before tax	$494	$(4,619)	$875	$(2,829)
Income (loss) net of tax	$494	$(4,017)	$875	$(2,318)

Assets and liabilities included in discontinued operations as of June 30, 2011 and December 31, 2010 are as follows:

	As of
	June 30, 2011	December 31, 2010
Assets
Prepaid expenses and other current assets	$-	$12
Total assets of discontinued operations	$-	$12

Liabilities
Accounts payable	$56	$63
Accrued compensation	103	214
Accrued expenses and other current liabilities	2,509	3,288
Total liabilities of discontinued operations	$2,668	$3,565

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

5.  Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	As of
	June 30, 2011	December 31, 2010
Accrued performance based bonuses	$206	$644
Accrued payroll and commissions	55	223
Accrued employee benefits	49	29
Total	$310	$896

6.  Deferred Compensation

The Company has established a Deferred Compensation Arrangement for the benefit of its Chief Executive Officer and its Chief Financial Officer.  The deferred compensation is held in a separate trust account, established by the Company to administer the Deferred Compensation Arrangement.  The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.   The trust qualifies as a grantor trust for income tax purposes (known as a “rabbi trust”).  Deferred compensation under the Deferred Compensation Arrangement was $2,506 as of June 30, 2011.

On July 6, 2011, pursuant to the terms of his employment agreement, the Company distributed to its Chief Executive Officer $1,685 from the separate trust account.

7.  Commitments and Contingencies

Operating Leases

Effective February 28, 2011, the Company entered into lease agreement for office space in New York City.  This agreement expires on August 31, 2012.  Future obligations under this agreement are $245.

Rent expense charged to continuing operations amounted to $47 and $55 for the three months ended June 30, 2011 and 2010 and $95 and $109 for the six months ended June 30, 2011 and 2010, respectively.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

8.   Stockholders’ Equity

Common Stock Issued

During the six months ended June 30, 2011, the Company issued 325,003 shares of its common stock upon the exercise of stock options and realized proceeds of $584.

Common Stock Buyback Program

On February 7, 2011, the Company’s board of directors authorized the repurchase of up to $3,000 of the Company’s common stock over a period of 18 months, at such times, amounts and prices as the Company shall deem appropriate.   This program terminated when the Company announced its tender offer (see below).  Through June 30, 2011, no shares have been repurchased under this program.

See Note 10 – Subsequent Event – Stock Repurchase Program, for a discussion of a new authorized stock repurchase program.

Tender Offer

On April 27, 2011 the Company commenced a partial tender offer to purchase up to 7,500,000 shares of its common stock at a price of $2.60 per share, net to the seller in cash, without interest.  The tender offer expired on May 25, 2011.  In connection with the partial tender offer, the Company purchased and canceled 7,500,000 shares of common stock at an aggregate cost of $19,650, including expenses of $152 related to the tender offer, offset by $2 of proceeds received from a major stock holder representing the disgorgement of a short swing profit on its sale of the Company’s stock.

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

As of June 30, 2011, 1,547,342 shares of common stock remained eligible to be issued under the Incentive Plan.  As a result of the sale of its four business units, the Company does not intend to issue any additional shares under the Incentive Plan.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

9. Stock Based Compensation (continued)

Stock Based Compensation (continued)

Equity instruments issued to employees are recorded at their fair value on the date of grant and are amortized over the vesting period of the award. Stock based compensation for employees was approximately $2 and $318 for the three months ended June 30, 2011 and 2010, and $9 and $930 for the six months ended June 30, 2011, respectively.  For the three months ended June 30, 2011 and 2010, $0 and $100, respectively, were reflected in selling and marketing expenses, and $2 and $218, respectively, were reflected in general and administrative expenses.  For the six months ended June 30, 2011 and 2010, $0 and $205, respectively, were reflected in selling and marketing expenses, and $9 and $725, respectively, were reflected in general and administrative expenses.

Equity instruments issued to non-employees are recorded at their fair value on the grant date. The non-vested portions of the award are adjusted based on market value on a quarterly basis and the adjusted value of award is amortized over the expected service period.  Stock based compensation for non-employees was approximately $0 and $92 for the three months ended June 30, 2011 and 2010 and $0 and $121 for the six months ended June 30, 2011, respectively, and was reflected in general and administrative expenses.

The following tables summarize total stock based compensation costs recognized for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,
	2011			2010
	Employees	Non Employees	Total	Employees	Non Employees	Total
Stock options	$2	$-	$2	$78	$41	$119
RSUs	-	-	-	20	6	26
Stock purchase plan	-	-	-	7	-	7
Amortization of restricted shares under performance based executive bonus award	-	-	-	213	-	213
Shares issued to consultants for services	-	-	-	-	45	45
Total	$2	$-	$2	$318	$92	$410

	For the Six Months Ended June 30,
	2011			2010
	Employees	Non Employees	Total	Employees	Non Employees	Total
Stock options	$9	$-	$9	$201	$69	$270
RSUs	-	-	-	284	7	291
Stock purchase plan	-	-	-	13	-	13
Amortization of restricted shares under performance based executive bonus award	-	-	-	432	-	432
Shares issued to consultants for services	-	-	-	-	45	45
Total	$9	$-	$9	$930	$121	$1,051

At June 30, 2011, the unamortized value of stock options held by employees was approximately $4.  The unamortized portion will be expensed over a weighted average period of 0.7 years.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

9. Stock Based Compensation, continued

A summary of the status of the Company’s stock option plans and the changes during the three months ended June 30, 2011, is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life	Intrinsic Value
Options outstanding at January 1, 2011	565,158	$2.64	2.9 years	$283
Granted	-
Exercised	(325,003)	$1.80
Forfeited	(175,157)	$3.58
Options outstanding at June 30, 2011	64,998	$4.28	1.6 years	$4
Exercisable June 30, 2011	60,000	$4.50	1.5 years	$-

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

Restricted Stock Units (RSUs)

A summary of the activity related to RSUs for the six months ended June 30, 2011 is presented below:

	Total	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	8,825	$2.12
RSUs vested	(5,557)
RSUs forfeited	(3,268)
Nonvested at June 30, 2011	-

10. Subsequent Event

Stock Repurchase Program

On July 21, 2011, the Company’s board of directors approved a new program to repurchase shares of the Company’s common stock.  The repurchase program has not, and will not be established until such time as the Company is permitted to repurchase shares under its insider trading policy.

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

As a result of our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are shown as discontinued operations in our financial statements. As of June 30, 2011, continuing operations consist solely of executive and general corporate operations.  These executive and general corporate operations include services provided by us in support of the business units sold, consisting principally of cash and treasury management and information technology.   In addition, executive and general corporate operations include the monitoring and managing of our receipt of working capital adjustments, escrowed purchase price amounts and earnouts, the efforts of which we expect will extend through approximately August 2012.

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

Our common stock was delisted from NASDAQ on March 2, 2011.  From March 2, 2011 to March 21, 2011, our common stock was quoted under the symbol “GLOI.PK”, and since March 22, 2011 has been quoted on the OTC Bulletin Board under the symbol “GLOI.OB”.

Return of Proceeds to Stockholders

We currently intend to return the net proceeds from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode to our stockholders, after satisfying existing contractual obligations and establishing appropriate reserves for contingencies and ongoing operating costs.

In connection with this intention, on December 1, 2010, we commenced a partial tender offer to purchase for cash up to 10,000,000 shares of our common stock at a price of $2.40 per share. The tender offer closed on December 29, 2010, after which we purchased a total of 1,119,978 shares at a cost of $2,688. In addition, during the year ended December 31, 2010, just prior to the aforementioned tender offer, we repurchased in the open market 16,627 shares of our common stock at a cost of $39.  On February 7, 2011, our board of directors (the “Board”) approved a new program to repurchase up to $3,000 of our common stock over a period of 18 months, at such times, amounts and prices as we deemed appropriate.  This repurchase program ended on April 27, 2011, when we announced our 2011 partial tender offer.  Through April 27, 2011, we made no stock repurchases under this program.

On April 27, 2011 we commenced a partial tender offer to purchase up to 7,500,000 shares of our common stock at a price of $2.60 per share, net to the seller in cash, without interest.  This tender offer expired on May 25, 2011.  In connection with this partial tender offer, we purchased and canceled 7,500,000 shares of common stock at an aggregate cost of $19,650, including $152 of expenses in connection with the tender, offset by $2 in proceeds from the sale of common stock, by a major stock holder, representing the disgorgement of a short swing profit on its sale of our common stock.

On July 21, 2011, our Board approved a new program to repurchase shares of our common stock. The repurchase program has not, and will not be established until such time as we are permitted to repurchase shares under our insider trading policy.

There remain a total of 6,203,379 shares of common stock outstanding on August 2, 2011.

We have not made a final decision as to, and continue to explore the timing for, most efficient form of, further distributions and any alternative uses of the net proceeds from the sales of our four business units in the event that we determine not to further distribute these remaining proceeds to our stockholders.  There is no guaranty that we will make any further distributions.  In the event that we decide to retain the remaining proceeds from such sales, we may pursue a business combination or other type of corporate transaction.  We currently do not have any arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity or within any specific industry and there can be no assurance that we will be successful in identifying and evaluating or in concluding any such business combination.

Corporate Developments

Receipt of Additional Proceeds from Sale of SafirRosetti

During the three and six months ended June 30, 2011, in connection with the sale of SafirRosetti, we realized $80 and $453 respectively, in contingent sales proceeds.  This amount was reflected as gain on sale in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011.  On June 30, 2011, 2011, we received $875 in satisfaction of the note receivable from the buyer of SafirRosetti.  On July 25, 2011, the buyer of SafirRosetti agreed to pay us $89 in consideration for its retaining all rights associated with the sold accounts receivable which remained uncollected at June 30, 2011.

Receipt of Additional Proceeds from Sale of Preparedness Services

On January 14, 2011, we received $1,652, which was recorded as a reduction in amounts due from buyer related to the sales of business units, in the Condensed Consolidated Balance Sheet. On May 26, 2011, we received $67 from the realization of a working capital item in connection with the sale of Preparedness Services, which was reflected as a gain on sale in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011.  On July 26, 2011, we received $1,000 from the purchasers of Preparedness Services in connection with the full release of escrow funds.

Estimate of Working Capital Adjustment – The Sale of Bode

Pursuant to that certain stock purchase agreement dated August 11, 2010 (“Bode Purchase Agreement”) by and among us, Bode and LSR Acquisition Corp. (which following a corporate reorganization, became SolutionPoint), which closed on November 30, 2010, SolutionPoint has agreed to pay the us the amount by which the working capital of Bode at closing exceeded $5,600, and we have agreed to pay SolutionPoint the amount by which the working capital of Bode at closing is less than $5,600, provided that in either case no such payment will be required unless it is in excess of $150.  Accordingly, we and SolutionPoint determined that the working capital adjustment amount would be $2,286 which we received on July 28, 2011.  This amount is reflected in Amounts Due From Buyer Related to the Sales of Business Units, in the Condensed Consolidated Balance Sheet at June 30, 2011.  In connection with finalizing the amount of the Bode working capital adjustment, during the three and six months ended June 30, 2011, we recorded a positive adjustment of $324 to the gain on the sale of Bode.  This adjustment to the gain on the sale of Bode included $230 for the release of a reserve which was no longer required related to the Bode working capital adjustment. We had also agreed to pay SolutionPoint a “true-up” of up to $1,000, based on accounts receivable that remained uncollected 180 days after the closing and SolutionPoint had agreed to transfer to us all rights with respect to such uncollected receivables after SolutionPoint’s receipt of such “true-up” payment.  On June 27, 2011, we and SolutionPoint determined that no “true-up” payment to SolutionPoint would be required.

Termination of Bode Transition Services Agreement

In connection with the Bode Purchase Agreement, we entered into a transition service agreement pursuant to which we provided Bode with certain specified transition services following the closing, including but not limited to certain information technology services.  In connection with this agreement, during the three and six months ended June 30, 2011, we recorded fees of $0 and $86, which were recorded as an offset to general and administrative expenses.  The transition services agreement terminated on March 31, 2011.

Deferred Compensation Distribution to Executive

We have established a Deferred Compensation Arrangement for the benefit of our Chief Executive Officer and our Chief Financial Officer.  The deferred compensation is held in a separate trust account, established by us to administer the Deferred Compensation Arrangement.  The trust qualifies as a grantor trust for income tax purposes (known as a “rabbi trust”).    On July 6, 2011, pursuant to the terms of his employment agreement, we distributed $1,685 from the separate trust account to our Chief Executive Officer.

Results of Operations

Continuing Operations

As of June 30, 2011, continuing operations consist solely of executive and general corporate operations.  These executive and general corporate operations include services provided by us in support of the business units sold, consisting principally of cash and treasury management and information technology.   In addition, executive and general corporate operations include the monitoring and managing of our receipt of working capital adjustments, escrowed purchase price amounts and earnouts, the efforts of which we expect will extend through approximately August 2012.

As of March 31, 2011, we were no longer a party to any transition services agreements and ceased providing transition services.

Operating Expenses

Our selling and marketing expenses primarily included salaries, stock based compensation, as well as travel and other expenses. Our general and administrative expenses consist primarily of salaries, bonuses and stock-based compensation, as well as corporate support expenses such as legal and professional fees, investor relations, human resources, facilities, telecommunication support services and information technology.

Discontinued Operations

As a result of our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are now presented in our financial statements as discontinued operations for the three and six months ended June 30, 2011 and all prior periods.  As of June 30, 2011, continuing operations consist solely of our executive and general corporate operations.

GlobalOptions Group Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Operating Expenses

Selling and marketing expenses were $0 for the three months ended June 30, 2011, as compared to $519 for the three months ended June 30, 2010. The decrease in selling and marketing expenses was due to the discontinuation of selling efforts, since we have sold our operating units.  General and administrative expenses were $677 for the three months ended June 30, 2011, as compared to $3,407 for the three months ended June 30, 2010.  The decrease in general and administrative expenses was primarily related to decreases in payroll and stock based compensation costs and decreases in professional fees as well as the decrease in depreciation expense, all on account of scaling back the corporate functions after the sales of the business units.

Results of Discontinued Operations

Income (loss) from discontinued operations, net of tax, was $494 and ($4,017) for the three months ended June 31, 2011 and 2010, respectively.  This improvement of $4,511 was primarily due to an impairment loss and the loss on the sale of SafirRosetti recognized during the three months ended June 30, 2010, along with losses incurred for discontinued operations, net, of $2,087, during the three months ended June 30, 2010, as compared to a gain on sale of $479 recognized for the three months ended June 30, 2011.

Net Loss

Net loss for the three months ended June 30, 2011 and 2010 was $176 and $8,062, respectively.  Net loss for the three months ended June 30, 2011 was comprised of a loss from continuing operations of $670 and income from discontinued operations, of $494.  Net loss for the three months ended June 30, 2010 was comprised of a loss from continuing operations of $4,045 and loss from discontinued operations, net of tax, of $4,017.  The decrease in net loss is principally the result of the decrease in operating expenses as described above.

GlobalOptions Group Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Operating Expenses

Selling and marketing expenses were $0 for the six months ended June 30, 2011, as compared to $1,194 for the six months ended June 30, 2010. The decrease in selling and marketing expenses was due to the discontinuation of selling efforts, since we have sold our operating units.  General and administrative expenses were $1,665 for the six months ended June 30, 2011, as compared to $6,051 for the six months ended June 30, 2010.  The decrease in general and administrative expenses was primarily related to decreases in payroll, stock based compensation costs, professional fees and depreciation expense, all on account of scaling back the corporate functions after the sales of the business units.

Results of Discontinued Operations

Income (loss) from discontinued operations, net of tax, was $875 and $(2,318) for the six months ended June 30, 2011 and 2010, respectively.  The increase of $3,193 was primarily due to an impairment loss and the loss on the sale of SafirRosetti recognized during the six months ended June 30, 2010 of $1,930, along with losses incurred for discontinued operations, net, of $388, during the six months ended June 30, 2010, as compared to a gain on sale of $852 recognized for the six months ended June 30, 2011.

Net Loss

Net loss for the six months ended June 30, 2011 and 2010 was $781 and $9,755, respectively.  Net loss for the six months ended June 30, 2011 was comprised of a loss from continuing operations of $1,656 offset by income from discontinued operations, of $875.  Net loss for the six months ended June 30, 2010 was comprised of a loss from continuing operations of $7,437 and a loss from discontinued operations, net of tax, of $2,318.  The decrease in net loss was principally the result of the decrease in operating expenses and loss on the sale of business units during the six months ended June 30, 2010, as compared to gains from contingent proceeds recognized during the six months ended June 30, 2011.

Liquidity and Capital Resources

For the Six Months Ended June 30, 2011

We had a cash and cash equivalent balance of $6,083 as of June 30, 2011.

Cash used in operating activities was approximately $4,031 and $2,715 for the six months ended June 30, 2011 and 2010, respectively.  Cash used in operating activities for the six months ended June 30, 2011 resulted primarily from our net loss of $781, our use in operating activities related to changes in operating assets and liabilities of $2,389, and the gain on the sale of business units of $852.

Cash provided by investing activities was $3,054 and $1,201 for the six months ended June 30, 2011 and 2010, respectively.  The cash provided by investing activities during the six months ended June 30, 2011 principally consisted of $875 in proceeds from the note receivable, and $2,180 in proceeds from the sales of the business units.  The $2,180 in proceeds from the sales of the business units principally consisted of $1,719 related to working capital adjustments received in connection with the sale of Preparedness Services and $453 representing the additional contingent consideration received in connection with the sale of SafirRosetti.

Cash provided by (used in) financing activities was $(19,066) and $2,121 for the six months ended June 30, 2011 and 2010, respectively.  The net cash used in financing activities for the six months ended June 30, 2011 relates primarily to the consummation of our 2011 tender offer in which we repurchased 7,500,000 shares of our common stock at a cost of $19,650, offset by  proceeds of  $584 from the exercise of stock options.

On July 6, 2011, pursuant to the terms of his employment agreement, we distributed $1,685 from the separate trust account to our Chief Executive Officer.

At June 30, 2011, we had working capital of $9,883.

Subject to our satisfaction of and compliance with existing contractual obligations and the establishment of appropriate reserves, we currently intend to distribute the remaining net proceeds from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode to our stockholders.  We returned $2,688 to our stockholders in connection with a tender of 1,119,978 shares of our common stock in connection with our 2010 tender offer, which concluded in December 2010.  We returned $19,500 to our stockholders in connection with a tender offer of 7,500,000 shares of our common stock in connection with our 2011 tender offer which concluded on May 25, 2011.  Due to the risk inherent in the possible future receipt of earnouts and amounts to be released from escrow, there is no guarantee that we will make additional distributions.  In the event that we decide to retain the remaining proceeds from such sales, we may pursue a business combination or other type of corporate transaction.  We currently do not have any arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity or within any specific industry and there can be no assurance that we will be successful in identifying and evaluating or in concluding any such business combination.

We also note that these distribution amounts are net of our current estimates of the amounts needed for required reserves,  for contingencies and for financial and operating costs, but do not consider the effects of tax or other reserves which we may later conclude are necessary.

We believe that the cash generated by the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode, the cash that we expect to receive from the release of escrow amounts and the earnouts, less any distributions to our stockholders, will be sufficient to finance our operations through December 31, 2011.

In addition to the fixed portion of the purchase price for SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode, each agreement provides for contingent proceeds in the form of earnouts and/or the return of an escrow deposit. The minimum and maximum aggregate contingent proceeds that may be realized as of July 29, 2011 from the sales of SafirRosetti, Fraud and SIU Services, Preparedness Services, and Bode are reflected in the table below.  The earnout amounts included in the table below have not yet been recognized and are not reflected on our balance sheet as of June 30, 2011.

	SafirRosetti		Fraud and SIU Services		Preparedness Services		Bode		Total
	Min	Max	Min	Max	Min	Max	Min	Max	Min	Max
Earnout	$1,157	$1,600	$-	$-	$-	$12,000	$-	$5,500	$1,157	$19,100
Return of escrow	-	525	-	825	1,000	1,000	-	2,450	1,000	4,800
Totals	$1,157	$2,125	$-	$825	$1,000	$13,000	$-	$7,950	$2,157	$23,900

 The minimum amount in connection with the sale of SafirRosetti includes $1,157 of contingent consideration that was realized and recognized through June 30, 2011.  On July 26, 2011, we received the entire $1,000 escrow amount from the purchasers of Preparedness Services. There is no assurance that any of these contingent proceeds in excess of amounts already received will be realized.  No claims were made against the $825 held in escrow related to the sale of Fraud and SIU Services through the eligible claim period, which expired on July 19, 2011.  Accordingly, in each case the future minimum amount is $0. Neither the maximum nor the minimum amounts represent management’s expectation of the amount of contingent proceeds to be realized.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls, during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On April 22, 2010 a case was filed against us stating that we conspired to divert work from the plaintiff.  The claims are for $2,400 in this case.  We believe that the suit is completely without merit and intends to vigorously defend our position.

On October 2, 2010, we, along with others, were notified that we are a defendant in a lawsuit filed by a third party for alleged conversion of assets, tortuous interference and defamation, among other claims.  The suit asks for actual and punitive damages totaling $4,200,000.  We believe that the suit is completely without merit and intend to vigorously defend our position.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Securities by the Company

The following table provides information about shares of our common stock purchased by the Company during the quarter ended June 30, 2011:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Withheld Under the Plans or Programs
4/1/11 – 4/30/11	-	$-	-
5/1/11 – 5/31/11(1)	7,500,000	2.60	-
6/1/11 – 6/30/11	-	-	-
Total	7,500,000	$2.60	-

 (1) On April 27, 2011, we commenced a partial tender offer to purchase for cash up to 7,500,000 shares of our common stock at a price of $2.60 per share. This tender offer closed on May 25, 2011, after which we purchased and canceled a total of 7,500,000 shares at a cost of $19,500.  This purchase represented approximately 54.8% of the outstanding shares of our common stock.

 On February 7, 2011, we announced that our Board of Directors authorized the repurchase of up to $3,000 of our common stock over a period of 18 months, at such times, amounts and prices as we shall deem appropriate.  During the six months ended June 30, 2011 no shares were repurchased under this program.  This stock repurchase program terminated on April 27, 2011, upon the commencement of our 2011 tender offer.

On July 21, 2011, our Board approved a new program to repurchase shares of our common stock.  The repurchase program has not, and will not be established until such time as we are permitted to repurchase shares under our insider trading policy.

Item 3. Default Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5. Other Information.

There are no items required to be disclosed on Current Report on Form 8-K during the quarterly period ended June 30, 2011 that were not so reported.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALOPTIONS GROUP, INC.

Dated: August 2, 2011	By:	/s/ Harvey W. Schiller
Harvey W. Schiller
Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 2, 2011	By:	/s/ Jeffrey O. Nyweide
Jeffrey O. Nyweide
Executive Vice President-Corporate Development, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.