Form 10-Q
period 2011-09-30
GlobalOptions Group, Inc.
filed 2011-11-14
CIK 1294649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 001-33700

GLOBALOPTIONS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0342273
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

415 Madison Avenue, 17th Floor New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 445-6262

(Registrant’s telephone number, including area code)

75 Rockefeller Plaza, 27th Floor
New York, New York 10019

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

As of November 14, 2011, there were 6,199,933 shares of the issuer’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Form 10-Q
September 30, 2011
TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
	September 30, 2011 and 2010 (Unaudited)	2
	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended
	September 30, 2011 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2011 and 2010 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	20

ITEM 4.	Controls and Procedures.	20

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings.	21

ITEM 1A.	Risk Factors.	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

ITEM 3.	Defaults Upon Senior Securities.	22

ITEM 4.	(Removed and Reserved).	22

ITEM 5.	Other Information.	22

ITEM 6.	Exhibits.	23

SIGNATURES		24

Part I Financial Information
Item 1. Financial Statements

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,352	$26,126
Restricted cash equivalents - deferred compensation	822	2,506
Funds held in escrow related to the sales of business units	2,975	4,800
Amounts due from buyers related to the sales of business units	301	5,002
Prepaid expenses and other current assets	265	426
Current assets of discontinued operations	-	12

Total current assets	$13,715	$38,872

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$25	$570
Accrued compensation and related benefits	294	896
Deferred compensation	821	2,506
Other current liabilities	457	1,614
Current liabilities of discontinued operations	1,614	3,565

Total liabilities	3,211	9,151

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,880,000 shares authorized, no shares issued or outstanding;	-	-
Series D convertible preferred stock, non-voting, $0.001 par value, 100,000 shares authorized, no shares issued or outstanding;	-	-
Series A junior participating preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued or outstanding;	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
6,547,354 shares issued and 6,203,379 shares outstanding at September 30, 2011, and 13,716,794 shares issued and 13,372,819 shares outstanding at December 31, 2010	7	14
Additional paid-in capital	92,477	111,525
Accumulated deficit	(81,293)	(81,131)
Treasury stock; at cost, 343,975 shares at September 30, 2011 and December 31, 2010	(687)	(687)
Total stockholders' equity	10,504	29,721
Total liabilities and stockholders' equity	$13,715	$38,872

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(dollars in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Operating expenses:

Selling and marketing	$-	$237	$-	$1,430

General and administrative	532	6,759	2,197	12,810

Total operating expenses	532	6,996	2,197	14,240

Loss from operations	(532)	(6,996)	(2,197)	(14,240)

Other income (expense):

Interest income	2	1	11	1

Interest expense	-	(30)	-	(224)

Other expense, net	2	(29)	11	(223)

Loss from continuing operations	(530)	(7,025)	(2,186)	(14,463)

Discontinued Operations:

Income from discontinued operations, net of tax provision	-	1,158	23	663
Gain (loss) on disposal, net of tax	1,149	(91)	2,001	(1,914)
Income (loss) from discontinued operations, net of tax	1,149	1,067	2,024	(1,251)

Net income (loss)	$619	$(5,958)	$(162)	$(15,714)

Basic and diluted net (loss) income per share:
Continuing operations	$(0.09)	$(0.49)	$(0.22)	$(1.01)
Discontinued operations, net of tax	0.19	0.07	0.20	(0.09)

Net income (loss) per share	$0.10	$(0.42)	$(0.02)	$(1.10)

Weighted average number of common shares outstanding
Basic and diluted	6,203,379	14,418,143	10,028,048	14,274,410

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2011
(dollars in thousands)
(Unaudited)

					Additional
	Common Stock		Treasury Shares		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2011	13,716,794	$14	343,975	$(687)	$111,525	$(81,131)	29,721

Purchase and cancelation of common stock in connection with tender offer	(7,500,000)	(7)	-	-	(19,643)	-	(19,650)

Issuance of common stock upon exercise of stock options	325,003	-	-	-	584	-	584

Issuance of common stock upon vesting of restricted stock units	5,557	-	-	-	-	-	-

Amortization of employee stock option costs	-	-	-	-	11	-	11

Net loss	-	-	-	-	-	(162)	(162)

Balance, September 30, 2011	6,547,354	$7	343,975	$(687)	$92,477	$(81,293)	$10,504

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(162)	$(15,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	-	246
Impairment of intangible assets and goodwill	-	4,475
Depreciation and amortization	-	2,086
Stock-based compensation	11	2,324
Accretion of discount on note receivable	(20)	(37)
(Gain) loss on sale of business units	(2,001)	1,914
Changes in operating assets and liabilities:
Accounts receivable	-	(5,277)
Inventories	-	234
Prepaid expenses and other current assets	173	(385)
Security deposits and other assets	-	4
Accounts payable	(552)	(518)
Deferred revenues	-	161
Accrued compensation and related benefits	(713)	1,676
Deferred compensation	(1,685)	2,506
Other current liabilities	(1,797)	3,126
Other long-term obligations	-	(900)
Total adjustments	(6,584)	11,635
Net cash used in operating activities	(6,746)	(4,079)

Cash flows from investing activities:
Proceeds from (investment in) restricted cash equivalents	1,685	(2,506)
Purchases of property and equipment	-	(1,955)
Purchase of intangible asset	-	(48)
Proceeds from note receivable	875	-
Proceeds from sale of business units	6,477	17,500
Net cash provided by investing activities	9,037	12,991

Cash flows from financing activities:
Repayment of line of credit	-	(2,163)
Proceeds from issuance of stock in connection with stock options exercised	585	202
Proceeds from issuance of stock in connection with ESPP	-	43
Repurchase of common stock	(19,650)	(405)
Repurchase of stock based compensation award	-	(339)
Net cash used in financing activities	(19,065)	(2,662)

Net (decrease) increase in cash and cash equivalents	(16,774)	6,250

Cash and cash equivalents - beginning of period	26,126	3,221
Cash and cash equivalents - end of period	$9,352	$9,471

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$237

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

1.  Nature of Operations

GlobalOptions Group, Inc. and its subsidiary (collectively the “Company” or “GlobalOptions Group”) was a holding company operating to provide risk mitigation and management services.

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

As of September 30, 2011, continuing operations consist solely of executive and general corporate operations.  These executive and general corporate operations include services provided by the Company in support of the business units sold, including cash and treasury management, information technology, employee benefits, general insurance and general transition services.  In addition, executive and general corporate operations include, the monitoring and managing of the Company’s receipt of notes receivable, working capital adjustments, escrowed purchase price amounts and earnouts, the efforts of which the Company expects will extend through approximately August 2012, as well as the reviewing of a number of business opportunities.

The Company has determined that it became a “shell company” as defined in Rule 126-2 promulgated under the Securities Exchange Act of 1934, as amended.

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events through the issuance of this Form 10-Q.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 15, 2011.

3.  Summary of Significant Accounting Policies

Restricted Cash Equivalents

“Restricted cash equivalents – deferred compensation” includes cash and money market funds held in a rabbi trust under a nonqualified deferred compensation arrangement (the “Deferred Compensation Arrangement”) established in connection with compensation earned by the Company’s chief executive officer and chief financial officer upon the sale of Preparedness Services.  Each plan participant’s account is comprised of the Company’s contribution to the trust on behalf of the participant (See Note 6 – Deferred Compensation).  The restricted cash held in the rabbi trust is considered an asset available for sale and is reported at fair value with an offsetting liability included in deferred compensation in the accompanying Consolidated Balance Sheet.  The earnings on the investments are recorded in interest income in the accompanying Consolidated Statements of Operations.   Earnings on these investments were $0 and $1 for the three and nine months ended September 30, 2011.  The fair value of the investment of the Deferred Compensation Arrangement was $821 and $2,506 at September 30, 2011 and December 31, 2010.

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

                Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

	Condensed Consolidated	Quoted Prices in Active Markets	Significant Other Inputs	Significant Observable Inputs	Unobservable Valuation
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)	Technique
Restricted Cash Equivalents at:
September 30, 2011	$821	$821	$-	$-	$-
December 31, 2010	$2,506	$2,506	$-	$-	$-

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

Discontinued Operations

Included in “Income (loss) from discontinued operations, net of tax provision” in the accompanying Condensed Consolidated Statements of Operations, are the results for the three and nine months ended September 30, 2011 and September 30, 2010, as applicable, for SafirRosetti, Preparedness Services, Fraud and SIU Services, International Strategies and Bode and the respective gain (loss) on their disposals.  Income from discontinued operations for the three and nine months ended September 30, 2011 consists of interest earned on notes receivable from the sale of SafirRosetti and the gain recorded on the disposal of these business units.  Assets and liabilities of the discontinued operations have been reclassified and are reflected in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2011 as “Current assets of Discontinued Operations” and “Current liabilities of discontinued operations”, respectively.

For comparative purposes, all prior periods presented have been reclassified to reflect the classifications on a consistent basis.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

3.  Summary of Significant Accounting Policies, continued

Net Loss per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding, as adjusted, during the periods presented.  The basic weighted average number of shares was reduced for non-vested restricted stock awards. Potentially dilutive securities, consisting of stock options and restricted stock units (“RSUs”), outlined in the table below have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2011 and for the three and nine months ended September 30, 2010, because the effect of their inclusion would have been anti-dilutive for those periods.

	September 30,
	2011	2010
Stock options	64,998	882,134
RSUs	-	8,825
Total potentially dilutive securities	64,998	890,959

4. Sales of Business Units

Receipt of Additional Proceeds from Sale of SafirRosetti

During the three and nine months ended September 30, 2011, in connection with the sale of SafirRosetti, the Company realized $88 and $541, respectively in contingent sales proceeds.  On June 30, 2011, the Company received $875 in satisfaction of the note receivable from the buyer of SafirRosetti. On October 13, 2011, the Company received $525 from the purchasers of SafirRosetti in connection with the full release of escrow funds.

During the three and nine months ended September 30, 2011, the Company recorded $88 and $541, respectively, as gain on disposal in connection with the sale of Safir, which is reflected on the Statement of Operations within discontinued operations. The gain recorded during the three months ended September 30, 2011 represents $88 received from the buyer of SafirRosetti on July 28, 2011 in consideration for SafirRosetti retaining all rights associated with the sold accounts receivable.   The gain recorded during the nine months ended September 30, 2011 also includes $453 contingent proceeds received during the first six months of 2011.

Receipt of Additional Proceeds from Sale of Preparedness Services

On January 14, 2011, the Company received $1,652, from the purchasers of Preparedness Services, which was recorded as a reduction in Amounts Due From Buyer Related to the Sales of Business Units, in the Condensed Consolidated Balance Sheet at September 30, 2011.  On July 26, 2011, the Company received $1,000 from the purchasers of Preparedness Services in connection with the full release of escrow funds.

During the three and nine months ended September 30, 2011, the Company recorded $100 and $167, respectively, as gain on disposal in connection with the sale of Preparedness Services, which is reflected on the Statement of Operations within discontinued operations.  The $100 gain recorded during the three months ended September 30, 2011 represents the release of reserves no longer required; the nine months amount also includes $67 related to the realization of a working capital item during the period.

Just prior to September 30, 2011, pursuant to the earnout provision contained in the asset purchase agreement pursuant to which the Company sold Preparedness Services to the purchasers, the Company received notification from the purchasers that the amount owed to the Company under the earnout was approximately $9,869.  Pursuant to the asset purchase agreement, the Company has the right to review the purchaser’s calculations and challenge such determination.  The Company is still in the process of reviewing the calculations.  Pursuant to the terms of the asset purchase agreement, the purchaser is not obligated to remit the earnout amount and the Company does not have a binding claim on the earnout amount until and upon the completion of the contractual review, response and resolution process.  There is no assurance that the Company will receive the full amount of the Preparedness Services earnout or that the final amount received in the event that the Company challenges the purchaser’s calculation is not materially higher or lower than the noticed calculation.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

4. Sales of Business Units, continued

Receipt of Additional Proceeds from Sale of Fraud and SIU Services

On August 1, 2011, the Company received $825 from the purchasers of Fraud and SIU Services in connection with the full release of escrow funds.

During the three and nine months ended September 30, 2011, the Company recorded $181 and $189, respectively, as gain on disposal in connection with the sale of Fraud and SIU services, which is reflected on the Statement of Operations within discontinued operations.  The amount recorded during the three months ended September 30, 2011 consists primarily of $89 related to the realization of a working capital item and $83 for the release of reserves no longer required.  The nine months amount also includes $8 related to the realization of a working capital item in May, 2011.

Receipt of Additional Proceeds from the Sale of Bode

On July 28, 2011, the Company received from the purchasers of Bode $2,286 for the full satisfaction of the working capital adjustment.

During the three and nine months ended September 30, 2011 the Company recorded $780 and $1,104, respectively, as gain on disposal in connection with the sale of Bode which is reflected on the Statement of Operations within discontinued operations.  The amount recorded during the three months ended September 30, 2011 represents $780 for the release of reserves no longer required related to income taxes on the sale of Bode.  The amount recorded for the nine month period ended September 30, 2011 also includes a working capital adjustment of $94, as well as $230 for the release of reserves no longer required related to working capital.

The Company had also agreed to pay the purchasers of Bode a “true-up” of up to $1,000, based on accounts receivable that remained uncollected 180 days after the closing and the purchasers had agreed to transfer to the Company all rights with respect to such uncollected receivables after the purchasers’ receipt of such “true-up” payment.  On June 27, 2011, the Company and the purchasers determined that no “true-up” payment to the purchasers would be required.

Termination of Bode Transition Services Agreement

In connection with the Bode Purchase Agreement, the Company entered into a transition service agreement pursuant to which it provided Bode with certain specified transition services following the closing, including but not limited to certain information technology services.  In connection with this agreement, during the three and nine months ended September 30, 2011, the Company recorded fees of $0 and $86, respectively, which were recorded as an offset to general and administrative expenses.  The transition services agreement terminated on March 31, 2011.

Funds held in escrow related to the sales of business units

As of September 30, 2011, a portion of the proceeds from the sale of each of the business units has been held in escrow, to cover potential post-closing indemnification obligations.  Escrow amounts, less any claims against the escrow amount, are expected to be released to the Company within a reasonable period following the expiration of each of the respective escrow periods, as provided below:

	SafirRosetti	Bode	Total
Escrow period expiration date	September 30, 2011	December 31, 2011
Funds held in escrow related to the sales of business units	$525	$2,450	$2,975

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

4. Sales of Business Units, continued

Funds held in escrow related to the sales of business units, continued

On July 26, 2011, the Company received $1,000 representing the release of the escrow amount in connection with the sale of Preparedness Services.

On August 1, 2011, the Company received $825 representing the release of the escrow amount in connection with the sale of Fraud and SIU Services.

On October 13, 2011, the Company received $525 representing the release of the escrow amount in connection with the sale of SafirRosetti.

Amounts due from buyers related to the sales of business units

As of September 30, 2011, amounts due from buyers related to the sales of business units included $301 of other consideration receivable due in connection with the sale of Preparedness Services.

Results of Discontinued Operations

Results and net income (loss) from discontinued operations are as follows, reflecting results and gain (loss) on the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services, Bode, and International Strategies:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues	$-	$10,329	$-	$60,209
Income from operations, before tax	$-	$1,158	$-	$259
Gain (loss) on disposal, net of tax	$1,149	$(91)	$2,001	$(2,021)
Income (loss) before tax	$1,149	$1,067	$2,024	$(1,762)
Income (loss), net of tax	$1,149	$1,067	$2,024	$(1,251)

Assets and liabilities included in discontinued operations as of September 30, 2011 and December 31, 2010 are as follows:

	As of
	September 30, 2011	December 31, 2010
Assets
Prepaid expenses and other current assets	$-	$12
Total assets of discontinued operations	$-	$12

Liabilities
Accounts payable	$56	$63
Accrued compensation	103	214
Accrued expenses and other current liabilities	1,455	3,288
Total liabilities of discontinued operations	$1,614	$3,565

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

5.  Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	As of
	September 30, 2011	December 31, 2010
Accrued performance based bonuses	$182	$644
Accrued payroll and commissions	52	223
Accrued employee benefits	60	29
Total	$294	$896

6.  Deferred Compensation

The Company has established a Deferred Compensation Arrangement for the benefit of its Chief Executive Officer and its Chief Financial Officer.  The deferred compensation is held in a separate trust account, established by the Company to administer the Deferred Compensation Arrangement.  The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.   The trust qualifies as a grantor trust for income tax purposes (known as a “rabbi trust”).  On July 6, 2011, pursuant to the terms of his employment agreement, the Company distributed to its Chief Executive Officer $1,685 from the separate trust account.  Deferred compensation under the Deferred Compensation Arrangement was $821 as of September 30, 2011.

7.  Commitments and Contingencies

Operating Leases

Effective February 28, 2011, the Company entered into a lease agreement for office space in New York City.  This agreement expired on October 31, 2011.

Effective October 31, 2011, the Company entered into a new lease agreement for office space in New York City.  Under this agreement, which expires on June 30, 2015, the Company may terminate the agreement at any time, with 90 days advance notice.  Future non-cancellable obligations under this agreement are $36.

Rent expense charged to continuing operations was $45 and $54 for the three months ended September 30, 2011 and 2010 and $140 and $162 for the nine months ended September 30, 2011 and 2010, respectively.

Litigation, Claims and Assessments

On April 22, 2010 a case was filed against the Company stating that the Company conspired to divert work from the plaintiff.  The claims are for $2,400 in this case.  The Company believes that the suit is completely without merit and intends to vigorously defend its position.  The Company has not accrued a loss reserve for this matter.

On October 2, 2010, the Company, along with others, was notified that it is a defendant in a lawsuit filed by a third party for alleged conversion of assets, tortuous interference and defamation, among other claims.  The suit asks for actual and punitive damages totaling $4,200,000.  On November 2, 2011, the plaintiffs in this case moved to dismiss the Company from this lawsuit. The Company has not accrued a loss reserve for this matter.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

8.   Stockholders’ Equity

Common Stock Issued

During the nine months ended September 30, 2011, the Company issued 325,003 shares of its common stock upon the exercise of stock options and realized proceeds of $584.

Stock Repurchase Program

On February 7, 2011, the Company’s board of directors authorized the repurchase of up to $3,000 of the Company’s common stock over a period of 18 months, at such times, amounts and prices as the Company shall deem appropriate.   This program terminated when the Company announced its tender offer (see below).  No shares were repurchased under this program.

On July 21, 2011, the Company’s board of directors approved a new program to repurchase shares of the Company’s common stock.  The repurchase program was established on August 4, 2011.  No shares were repurchased under this program through September 30, 2011. See Note 10 – Subsequent Event – Stock Repurchase Program, regarding shares purchased under this program subsequent to September 30, 2011.

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

As of September 30, 2011, 1,547,342 shares of common stock remained eligible to be issued under the Incentive Plan.  As a result of the sale of its four business units, the Company does not intend to issue any additional shares under the Incentive Plan.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

9. Stock Based Compensation, continued

Stock Based Compensation

Equity instruments issued to employees are recorded at their fair value on the date of grant and are amortized over the vesting period of the award. Stock based compensation for employees was approximately $2 and $1,246 for the three months ended September 30, 2011 and 2010, and $11 and $2,177 for the nine months ended September 30, 2011, respectively.  For the three months ended September 30, 2011 and 2010, $0 and $0, respectively, were reflected in selling and marketing expenses, and $2 and $1,246, respectively, were reflected in general and administrative expenses.  For the nine months ended September 30, 2011 and 2010, $0 and $205, respectively, were reflected in selling and marketing expenses, and $11 and $1,972, respectively, were reflected in general and administrative expenses.

Equity instruments issued to non-employees are recorded at their fair value on the grant date. The non-vested portions of the award are adjusted based on market value on a quarterly basis and the adjusted value of award is amortized over the expected service period.  Stock based compensation for non-employees was approximately $0 and $26 for the three months ended September 30, 2011 and 2010 and $0 and $147 for the nine months ended September 30, 2011, respectively, and was reflected in general and administrative expenses.

The following tables summarize total stock based compensation costs recognized for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,
	2011			2010
	Employees	Non Employees	Total	Employees	Non Employees	Total
Stock options	$2	$-	$2	$(81)	$26	$(55)
RSUs	-	-	-	289	-	289
Stock purchase plan	-	-	-	2	-	2
Amortization of restricted shares under performance based executive bonus award	-	-	-	1,036	-	1,036
Total	$2	$-	$2	$1,246	$26	$1,272

	For the Nine Months Ended September 30,
	2011			2010
	Employees	Non Employees	Total	Employees	Non Employees	Total
Stock options	$11	$-	$11	$121	$95	$216
RSUs	-	-	-	573	7	580
Stock purchase plan	-	-	-	15	-	15
Amortization of restricted shares under performance based executive bonus award	-	-	-	1,468	-	1.468
Shares issued to consultants for services	-	-	-	-	45	45
Total	$11	$-	$11	$2,177	$147	$2,324

At September 30, 2011, the unamortized value of stock options held by employees was approximately $2.  The unamortized portion will be expensed over a weighted average period of 0.4 years.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

9. Stock Based Compensation, continued

A summary of the status of the Company’s stock option plans and the changes during the nine months ended September 30, 2011, is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life	Intrinsic Value
Options outstanding at January 1, 2011	565,158	$2.64	2.9 years	$283
Granted	-
Exercised	(325,003)	$1.80
Forfeited	(175,157)	$3.58
Options outstanding at September 30, 2011	64,998	$4.28	1.3 years	$3
Exercisable September 30, 2011	60,000	$4.50	1.3 years	$-

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

Restricted Stock Units (RSUs)

A summary of the activity related to RSUs for the nine months ended September 30, 2011 is presented below:

	Total	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	8,825	$2.12
RSUs vested	(5,557)
RSUs forfeited	(3,268)
Nonvested at September 30, 2011	-

10. Subsequent Event

Stock Repurchase Program

During the period October 18, 2011 through November 1, 2011, the Company repurchased 3,446 shares of its common stock at an aggregate cost of $8, under the Stock Repurchase Program.

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

As a result of our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are shown as discontinued operations in our financial statements. As of September 30, 2011, continuing operations consist solely of executive and general corporate operations.  These executive and general corporate operations include services provided by us in support of the business units sold, consisting principally of cash and treasury management and information technology.   In addition, executive and general corporate operations include, the monitoring and managing of our receipt of working capital adjustments, escrowed purchase price amounts and earnouts, the efforts of which we expect will extend through approximately August 2012, as well as the reviewing of a number of business opportunities.

We have determined that we are a “shell company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the reviewing of a number of business opportunities.

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

On July 21, 2011, our Board approved a new program to repurchase shares of our common stock. The repurchase program was established on August 4, 2011.  During the period October 18, 2011 through November 14, 2011, we repurchased 3,446 shares of its common stock at a cost of $8, under the Stock Repurchase Program.

There remain a total of 6,199,933 shares of common stock outstanding on November 14, 2011.

With the net proceeds we have received from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode we have made tender offer distributions to our stockholders in the aggregate amount of $22,188.  We continue to evaluate additional distributions from the net remaining proceeds from the sales of our four business units.  In addition, we continue to evaluate possible business combinations and other types of corporate transactions.  While we currently do not have any arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity or within any specific industry, we are preliminarily reviewing a number of such business opportunities. There can be no assurance that we will be successful in finally evaluating or in concluding any such business combination.

Corporate Developments

Receipt of Additional Proceeds from Sale of SafirRosetti

During the three and nine months ended September 30, 2011, in connection with the sale of SafirRosetti, we realized $88 and $541, respectively in contingent sales proceeds.  On June 30, 2011, we received $875 in satisfaction of the note receivable from the buyer of SafirRosetti. On October 13, 2011, we received $525 from the purchasers of SafirRosetti in connection with the full release of escrow funds.

During the three and nine months ended September 30, 2011, we recorded $88 and $541,  respectively, as gain on disposal in connection with the sale of Safir, which is reflected on the Statement of Operations within discontinued operations. The gain recorded during the three months ended September 30, 2011 represents $88 received from the buyer of SafirRosetti on July 28, 2011 in consideration for SafirRosetti retaining all rights associated with the sold accounts receivable.   The gain recorded during the nine months ended September 30, 2011 also includes $453 of contingent proceeds received during the first six months of 2011.

Receipt of Additional Proceeds from Sale of Preparedness Services

On January 14, 2011, we received $1,652, from the purchasers of Preparedness Services, which was recorded as a reduction in Amounts Due From Buyer Related to the Sales of Business Units, in the Condensed Consolidated Balance Sheet at September 30, 2011.  On July 26, 2011, we received $1,000 from the purchasers of Preparedness Services in connection with the full release of escrow funds.

During the three and nine months ended September 30, 2011, we  recorded $100 and $167, respectively, as gain on disposal in connection with the sale of Preparedness Services which is reflected on the Statement of Operations within discontinued operations.  The $100 gain recorded during the three months ended September 30, 2011 represents the release of reserves no longer required; the nine months amount also includes $67 related to the realization of a working capital item during the period.

At the end of the third quarter, pursuant to the earnout provision contained in the Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which we sold Preparedness Services to Witt Group Holdings, LLC (“Witt Holdings”), we received notification from Witt Holdings that the amount owed to us under the earnout was approximately $9,869.  Pursuant to the Asset Purchase Agreement, we have the right to review Witt Holdings’s calculations and challenge such determination.  We are still in the process of reviewing these calculations.  Pursuant to the terms of the asset purchase agreement, the purchaser is not obligated to remit the earnout amount and we do not have a binding claim on the earnout amount until and upon the completion of the contractual review, response and resolution process.  There is no assurance that we will receive the full amount of the Preparedness Services earnout or that the final amount received in the event that we challenge JLWA’s calculations is not materially higher or lower than the noticed calculation.

Receipt of Additional Proceeds from Sale of Fraud and SIU Services

On August 1, 2011, we received $825 from the purchasers of Fraud and SIU Services in connection with the full release of escrow funds.

During the three and nine months ended September 30, 2011, we recorded $181 and $189, respectively, as gain on disposal in connection with the sale of Fraud and SIU services, which is reflected on the Statement of Operations within discontinued operations.  The amount recorded during the three months ended September 30, 2011 consists primarily of $89 related to the realization of a working capital item and $83 for the release of reserves no longer required.  The nine months amount also includes $8 related to the realization of a working capital item in May, 2011.

Receipt of Additional Proceeds from the Sale of Bode

On July 28, 2011, we received from the purchasers of Bode $2,286 for the full satisfaction of the working capital adjustment.

During the three and nine months ended September 30, 2011 we recorded $780 and $1,104 respectively, as gain on disposal in connection with the sale of Bode which is reflected on the Statement of Operations within discontinued operations.  The amount recorded during the three months ended September 30, 2011 represents $780 for the release of reserves no longer required related to income taxes on the sale of Bode.  The amount recorded for the nine month period ended September 30, 2011 also includes a working capital adjustment of $94, as well as $230 for the release of reserves no longer required related to working capital.

We had also agreed to pay the purchasers of Bode a “true-up” of up to $1,000, based on accounts receivable that remained uncollected 180 days after the closing and the purchasers had agreed to transfer to us all rights with respect to such uncollected receivables after the purchasers’ receipt of such “true-up” payment.  On June 27, 2011, we and the purchasers determined that no “true-up” payment to the purchasers would be required.

Termination of Bode Transition Services Agreement

In connection with the Bode Purchase Agreement, we entered into a transition service agreement pursuant to which we provided Bode with certain specified transition services following the closing, including but not limited to certain information technology services.  In connection with this agreement, during the three and nine months ended September 30, 2011, we recorded fees of $0 and $86, which were recorded as an offset to general and administrative expenses.  The transition services agreement terminated on March 31, 2011.

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

Results of Operations

Continuing Operations

As of September 30, 2011, continuing operations consist solely of executive and general corporate operations.  These executive and general corporate operations include services provided by us in support of the business units sold, consisting principally of cash and treasury management and information technology.   In addition, executive and general corporate operations include, the monitoring and managing of our receipt of working capital adjustments, escrowed purchase price amounts and earnouts, the efforts of which we expect will extend through approximately August 2012, as well as the reviewing of a number of business opportunities.

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

Discontinued Operations

As a result of our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are now presented in our financial statements as discontinued operations for the three and nine months ended September 30, 2011 and all prior periods.  As of September 30, 2011, continuing operations consist solely of our executive and general corporate operations.

GlobalOptions Group Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Operating Expenses

Selling and marketing expenses were $0 for the three months ended September 30, 2011, as compared to $237 for the three months ended September 30, 2010. The decrease in selling and marketing expenses was due to the discontinuation of selling efforts, since we have sold our operating units.  General and administrative expenses were $532 for the three months ended September 30, 2011, as compared to $6,759 for the three months ended September 30, 2010.  The decrease in general and administrative expenses was primarily related to decreases in the cost of evaluating strategic alternatives with regard to the sales of our business units, as well as decreases in payroll and stock based compensation costs, professional fees and depreciation expense, on account of scaling back the corporate functions after the sales of the business units.

Results of Discontinued Operations

Income from discontinued operations, net of tax, was $1,149 and $1,067 for the three months ended September 30, 2011 and 2010, respectively.  The increase of $82 was primarily due to the reduction of income from discontinued operations, net of tax, of $1,158 on account of the sale of Preparedness Services and Fraud and SIU services July, 2010 and the sale of Bode in November, 2010, offset by an adjustment to record an additional gain on the sale of Bode.

Net Income (loss)

Net income (loss) for the three months ended September 30, 2011 and 2010 was $619 and $(5,958), respectively.  Net income for the three months ended September 30, 2011 was comprised of a loss from continuing operations of $530 and income from discontinued operations of $1,149.  Net loss for the three months ended September 30, 2010 was comprised of a loss from continuing operations of $7,025 and income from discontinued operations, net of tax, of $1,067.  The decrease in net loss is principally the result of the decrease in operating expenses as described above.

GlobalOptions Group Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Operating Expenses

Selling and marketing expenses were $0 for the nine months ended September 30, 2011, as compared to $1,430 for the nine months ended September 30, 2010. The decrease in selling and marketing expenses was due to the discontinuation of selling efforts, since we have sold our operating units.  General and administrative expenses were $2,197 for the nine months ended September 30, 2011, as compared to $12,810 for the nine months ended September 30, 2010.  The decrease in general and administrative expenses was primarily related to decreases in the cost of evaluating strategic alternatives with regard to the sales of our business units, as well as decreases in payroll and stock based compensation costs, professional fees and depreciation expense on account of scaling back the corporate functions after the sales of the business units.

Results of Discontinued Operations

Income (loss) from discontinued operations, net of tax, was $2,024 and $(1,251) for the nine months ended September 30, 2011 and 2010, respectively.  The improvement of $3,275 consisted of (i) a decrease of $747 in income from discontinued operations, net of tax, with the 2010 amount consisting principally of $259 in income from the sold business and a $511 income tax benefit related to the sold business, compared to income from operations of $23 for the nine months ended September 30, 2011, which consisted of interest received on the note receivable issued in connection with the sale of SafirRosetti, (ii) a loss on the disposals of Fraud and SIU Services and SafirRossetti of $2,021 during the nine months ended September 30, 2010, compared to a gain on disposal of business units of $2,001,  due principally to the receipt of $809 in contingent proceeds, the reversal of certain escrow, working capital and tax reserves of $1,192.

Net Loss

Net loss for the nine months ended September 30, 2011 and 2010 was $162 and $15,714, respectively.  Net loss for the nine months ended September 30, 2011 was comprised of a loss from continuing operations of $2,186 offset by income from discontinued operations, of $2,024.  Net loss for the nine months ended September 30, 2010 was comprised of a loss from continuing operations of $14,463 and a loss from discontinued operations, net of tax, of $1,251.  The decrease in net loss was principally the result of the decrease in operating expenses and loss on the sale of business units during the nine months ended September 30, 2010, as compared to gains from contingent proceeds recognized during the nine months ended September 30, 2011.

Liquidity and Capital Resources

For the Nine Months Ended September 30, 2011

We had a cash and cash equivalent balance of $9,352 as of September 30, 2011.

Cash used in operating activities was approximately $6,746 and $4,079 for the nine months ended September 30, 2011 and 2010, respectively.  Cash used in operating activities for the nine months ended September 30, 2011 resulted primarily from our net loss of $162, our use in operating activities related to changes in operating assets and liabilities of $4,574 (of which $1,685 of this amount represented our distribution from the separate trust account to our Chief Executive Officer, pursuant to the terms of his employment agreement), and the gain on the sale of business units of $2,001.

Cash provided by investing activities was $9,037 and $12,991 for the nine months ended September 30, 2011 and 2010, respectively.  The cash provided by investing activities during the nine months ended September 30, 2011 principally consisted of $1,685 in proceeds from restricted cash equivalents, $876 in proceeds from the note receivable and $6,477 in proceeds from the sales of the business units.  The $6,477 in proceeds from the sales of the business units principally consisted of $3,938 related to working capital adjustments received in connection with the sales of Preparedness Services and Bode, the collection of $1,825 of amounts held in escrow after the sales of Fraud and SIU Services and Preparedness Services and $714 representing additional contingent consideration working capital adjustments received .

Cash used in financing activities was $19,065 and $2,662 for the nine months ended September 30, 2011 and 2010, respectively.  The net cash used in financing activities for the nine months ended September 30, 2011 relates primarily to the consummation of our 2011 tender offer in which we repurchased 7,500,000 shares of our common stock at a cost of $19,650, offset by proceeds of $585 from the exercise of stock options.

At September 30, 2011, we had working capital of $10,504.

With the net proceeds we have received from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode we have made tender offer distributions to our stockholders in the aggregate amount of $22,188.  We returned $2,688 to our stockholders in connection with a tender of 1,119,978 shares of our common stock in connection with our 2010 tender offer, which concluded in December 2010.  We returned $19,500 to our stockholders in connection with a tender offer of 7,500,000 shares of our common stock in connection with our 2011 tender offer which concluded on May 25, 2011.  We continue to evaluate additional distributions from the net remaining proceeds from the sales of our four business units.  In addition, we continue to evaluate possible business combinations and other types of corporate transactions.  While we currently do not have any arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity or within any specific industry, we are preliminarily reviewing a number of such business opportunities. There can be no assurance that we will be successful in finally evaluating or in concluding any such business combination.

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

In connection with the sale of SafirRosetti we received $1,244 of contingent consideration that was realized and recognized through September 30, 2011 and on October 13, 2011 we received $525 from the full release of escrow funds.

In connection with the sale of Fraud and SIU Services, on August 1, 2011, we received $825 from the full release of escrow funds.

In connection with the sale of Preparedness Services, on July 26, 2011 we received $1,000 from the full release of escrow funds.  In addition, at the end of the third quarter, pursuant to the earnout provision contained in the Asset Purchase Agreement  pursuant to which we sold Preparedness Services to Witt Holdings, we received notification from Witt Holdings that the amount owed to us under the earnout was approximately $9,869.  Pursuant to the Asset Purchase Agreement, we have the right to review Witt Holdings’ calculations and challenge such determination.  We are still in the process of reviewing these calculations.  Pursuant to the terms of the asset purchase agreement, the purchaser is not obligated to remit the earnout amount and we do not have a binding claim on the earnout amount until and upon the completion of the contractual review, response and resolution process.  There is no assurance that we will receive the full amount of the Preparedness Services earnout or that the final amount received in the event that we challenge Witt Holdings’ calculations is not materially higher or lower than the noticed calculation.

In connection with the sale of Bode, we negotiated an earnout with a minimum payment of $0 and a maximum payout of $5,500 with such earnout period expiring during the fourth quarter.  Based upon information received to date, the Company believes that it will receive little or no proceeds in connection with such earnout.  However there can be no assurance as to the amount of the earnout until the Company has received all information and has had the opportunity to review such information.  In addition, $2,450 of the proceeds from the sale of Bode is held in escrow, with the escrow period ending during the fourth quarter.  There is no assurance that either of these contingent proceeds will be realized. Accordingly, in each case the future minimum amount is $0. Neither the maximum nor the minimum amounts represent management’s expectation of the amount of contingent proceeds to be realized.

Upon receipt of the contingent proceeds discussed above, if any, we will evaluate distributions to our stockholders of such contingent proceeds and continue to evaluate possible business combinations and other types of corporate transactions.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls, during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On April 22, 2010 a case was filed against us stating that we conspired to divert work from the plaintiff.  The claims are for $2,400 in this case.  We believe that the suit is completely without merit and intends to vigorously defend our position.

On October 2, 2010, we, along with others, were notified that we are a defendant in a lawsuit filed by a third party for alleged conversion of assets, tortuous interference and defamation, among other claims.  The suit asks for actual and punitive damages totaling $4,200,000.  On November 2, 2011, the plaintiffs in this case moved to dismiss the Company from this lawsuit.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5. Other Information.

There are no items required to be disclosed on Current Report on Form 8-K during the quarterly period ended September 30, 2011 that were not so reported.

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

GLOBALOPTIONS GROUP, INC.

Dated: November 14, 2011	By:	/s/ Harvey W. Schiller

Harvey W. Schiller
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2011	By:	/s/ Jeffrey O. Nyweide

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