Form 10-K
period 2011-12-31
GlobalOptions Group, Inc.
filed 2012-03-30
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, par value $0.001 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($2.43) was $5,425,276. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of March 27, 2012, there were 6,193,594 shares of the registrant’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Form 10-K

December 31, 2011

TABLE OF CONTENTS

PART I		1
FORWARD-LOOKING STATEMENTS		1
ITEM 1.	Business.	1
ITEM 1A.	Risk Factors.	6
ITEM 1B.	Unresolved Staff Comments.	11
ITEM 2.	Properties.	11
ITEM 3.	Legal Proceedings.	11
ITEM 4.	Mine Safety Disclosures.	11
PART II		12
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	12
ITEM 6.	Selected Financial Data.	13
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.	18
ITEM 8.	Financial Statements and Supplementary Data.	18
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	19
ITEM 9A.	Controls and Procedures.	19
ITEM 9B.	Other Information.	20
PART III		23
ITEM 10.	Directors, Executive Officers and Corporate Governance.	23
ITEM 11.	Executive Compensation.	28
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	35
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.	36
ITEM 14.	Principal Accountant Fees and Services.	36
PART IV		38
ITEM 15.	Exhibits and Financial Statement Schedules.	38
	EXHIBIT 4.2
	EXHIBIT 10.11
	EXHIBIT 10.12
	EXHIBIT 10.17
	EXHIBIT 10.26
	EXHIBIT 10.27
	EXHIBIT 21.1
	EXHIBIT 31.1
	EXHIBIT 31.2
	EXHIBIT 32.1
	EXHIBIT 32.2

PART I

(Dollar amounts in thousands, except per share amounts)

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements (as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). To the extent that any statements made in this Annual Report on Form 10-K contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements may be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words or phrases of similar meaning. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements are subject to a number of risks and uncertainties discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. All forward-looking statements attributable to us are expressly qualified by these and other factors. We cannot assure you that actual results will be consistent with these forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

Item 1. Business

Overview

GlobalOptions Group, Inc. and its wholly-owned subsidiary, GlobalOptions, Inc. (collectively we, us, the “Company” or “GlobalOptions Group”) is a “shell company” as defined in Rule 12b-2 promulgated under the Exchange Act, as amended. References herein to “GlobalOptions” refer to GlobalOptions, Inc., our wholly-owned subsidiary. We became a shell company following the sale of our four operating units in 2010, as described below. Our current intention is to acquire, through a merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, or control of such operating businesses through contractual arrangements.

During 2011 and January and February of 2012, we negotiated and collected portions of the amounts payable to us from each of the purchasers of such operating units and returned a portion of such amounts to stockholders. During 2011 and through March 15, 2012 our primary objective was planning for additional distributions to our stockholders from our remaining net proceeds from the sales of our four business units.    During 2011, we evaluated possible business combinations and other types of corporate transactions as an alternative to making further liquidating distributions to stockholders.

On March 16, 2012 our board of directors (the “Board”) determined that it was in the best interests of the Company’s stockholders to change the primary focus of the Company’s efforts from that of preparing and analyzing a plan to wind down the Company and distribute cash to stockholders to one of affirmatively pursuing an acquisition strategy for a period of six months, and if unable to effectively identify and conclude a transaction, then reevaluate the acquisition strategy to determine whether the Company should continue to pursue such acquisition or distribution strategy. We are currently evaluating a variety of possible business combinations. We currently do not have any arrangement, agreement or understanding with respect to any such transaction and there can be no assurance that we will be successful in finally evaluating or in concluding one.

We currently intend to utilize our cash, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company that desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

In connection with our pursuit of a business combination, we have amended the employment agreements of our Chief Executive Officer and Chief Financial Officer to extend their employment through the earlier of the closing of a business combination or December 31, 2012.

 Beginning during the year 2005 and through 2009, in pursuit of our then existing strategy to build an integrated risk mitigation company, we acquired and integrated eight complementary risk mitigation businesses. We operated these businesses until they were sold during 2010.

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

As a result of our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are shown as discontinued operations in our financial statements. As of December 31, 2011, continuing operations consist solely of executive and general corporate operations.  These executive and general corporate operations include services provided by us in support of the business units sold, consisting principally of cash and treasury management and information technology.   In addition, executive and general corporate operations include the monitoring and managing of our receipt of working capital adjustments, escrowed purchase price amounts and earnouts, the efforts of which we expect will extend through approximately August 2012, as well as the reviewing of a number of business opportunities.

Selection of a target business and structuring of a business combination

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates. We do currently have one non-exclusive agreement with an advisor to assist us in our search for a target business.

Our management has unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management may consider, among other factors, any of the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we intend to conduct extensive due diligence reviews which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

Our Board has determined that if after six months we are not able to identify and conclude an appropriate business combination, our Board will then analyze whether to continue this strategy or to return to a strategy of returning capital to stockholders.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check and other shell companies that are seeking to consummate business combinations. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors may possess greater technical, human and other resources than us and our financial resources may be deemed to be relatively limited when contrasted with these competitors. Further, while we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity, our current cash position and our access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Numerous companies, most of which have substantially greater financial resources available to them than we do, are already engaged in the industry segments we focus on. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Proceeds that we have returned to stockholders

With the net proceeds we have received from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode we have made tender offer distributions to our stockholders in the aggregate amount of $22,188.

On December 1, 2010, we commenced a partial tender offer to purchase for cash up to 10,000,000 shares of our common stock at a price of $2.40 per share. The tender offer closed on December 29, 2010, after which we purchased a total of 1,119,978 shares at a cost of $2,688. In addition, during the year ended December 31, 2010, just prior to the aforementioned tender offer, we repurchased in the open market 16,627 shares of our common stock at a cost of $39. On February 7, 2011, our Board approved a new program to repurchase up to $3,000 of our common stock over a period of 18 months, at such times, amounts and prices as we deemed appropriate. This repurchase program ended on April 27, 2011, when we announced our 2011 partial tender offer. Through April 27, 2011, we made no stock repurchases under this program.

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

On July 21, 2011, our Board approved a new program to repurchase shares of our common stock. The repurchase program was established on August 4, 2011 and was amended on December 14, 2011. During the period October 18, 2011 through March 26, 2012, we repurchased 10,617 shares of our common stock at a cost of $26, under this program.

There remain a total of 6,193,594 shares of common stock outstanding on March 27, 2012.

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

On July 16, 2010, we completed the sale of all assets used in Preparedness Services in accordance with an asset purchase agreement dated May 13, 2010 (the “Preparedness Services Purchase Agreement”), by and among us and Witt Group Holdings, LLC, (“Witt Holdings”), of which certain of our former officers are principals.

Preparedness Services developed and implemented crisis management and emergency response plans for disaster mitigation, continuity of operations and other emergency management issues for governments, corporations and individuals, and reported the results of its operations in the Company’s Preparedness Services reporting segment.

Pursuant to the terms of the Preparedness Services Purchase Agreement, we sold Preparedness Services to Witt Holdings for aggregate consideration of (i) $10,006 in cash, of which $1,000 was initially held in escrow and then released to us in full on July 26, 2011, (ii) an earnout payment equal to 40% of any revenues over $15,000 earned during the 12-month period following the closing, which payment may not exceed $12,000, (iii) the assumption of all of the Preparedness Services liabilities, including all termination and severance payments due to certain of our former officers, upon the sale of Preparedness Services, less $286, representing a payment in connection with Witt Holdings’ assumption of the lease for Preparedness Services’ Washington D.C. facility and (iv) a working capital adjustment of $1,652 paid on January 14, 2011.

On February 29, 2012, we received $10,000 from Witt Holdings representing the earnout payment due under the Preparedness Service Purchase Agreement.

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

On July 20, 2010, we completed the sale of all assets used in Fraud and SIU Services in accordance with an asset purchase agreement dated June 11, 2010 (the “Fraud and SIU Services Purchase Agreement”), by and among us, GlobalOptions and GlobalOptions Services, Inc., a non-related third party (“Global Services”), of which a number of our former officers are principals.

Pursuant to the terms of the Fraud and SIU Services Purchase Agreement, we sold Fraud and SIU Services to Global Services for aggregate consideration of (i) $8,340 in cash at closing, inclusive of $34 for an estimated adjustment for working capital and $56 for the purchase real estate lease deposits, of which $825 was initially held in escrow and then released to us in full on August 1, 2011, (ii) an additional final post-closing working capital adjustment of $275 which we received on December 30, 2010, and (iii) the assumption of substantially all of the liabilities of Fraud and SIU Services aggregating $2,978.

In connection with the Fraud and SIU Services Purchase Agreement, we entered into (i) certain license agreements with Global Services pursuant to which we granted Global Services worldwide, perpetual, irrevocable, exclusive, royalty-free, fully paid-up rights and licenses to certain of our intellectual property, including but not limited to the “GlobalOptions” corporate name, logo and websites (all of which Global Services has the right to purchase in the future for nominal consideration), and our Rapid Data Module and Rapid Video Module software and related source materials that are embedded within the GlobalTrak system for the Fraud and SIU Services business only and (ii) a transition service agreement pursuant to which we and Global Services will provide each other with certain transition services following the closing. The term of such transition services agreement was extended until March 31, 2011 and then terminated.

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

On April 30, 2010, we completed the sale of all of the assets of SafirRosetti in accordance with an asset purchase agreement dated April 23, 2010 (the “SafirRosetti Purchase Agreement”), by and among us, GlobalOptions and Guidepost Solutions LLC (“Guidepost”), a subsidiary of SolutionPoint International, Inc. (“SolutionPoint”), of which a former officer of SafirRosetti, is a principal.

Pursuant to the terms of the SafirRosetti Purchase Agreement, we sold SafirRosetti to Guidepost for aggregate consideration of (i) $3,500 in cash, subject to certain adjustments, of which $525 was initially held in escrow and then released to the Company in full on October 23, 2011 (ii) a secured promissory note (the “SafirRosetti Note”) in the aggregate face amount of $1,750, with an interest rate of 0.79% per annum of which principal of $875 and interest of $8 was received on December 17, 2010 and principal of $875 and interest of $3 was paid to us on June 30, 2011 and, (iii) contingent consideration based on 70% of the purchased accounts receivable in excess of $1,750 collected by Guidepost between the closing and June 30, 2011, (iv) and, a cash payment of $2,286 received on July 28, 2011 for the full satisfaction of the working capital adjustment.  On July 28, 2011 we received $88 as consideration for SafirRosetti retaining all rights associated with the sold accounts receivable that remained uncollected at June 30, 2011. Aggregate contingent consideration of $579 and $705 was received and recognized during the years ended December 31, 2011 and 2010, respectively.

Bode

On November 30, 2010, we completed the sale of Bode in accordance with a stock purchase agreement dated August 11, 2010 (“the Bode Purchase Agreement”) by and among, us, GlobalOptions, Bode and LSR Acquisition Corp. (which following a corporate reorganization, became SolutionPoint).

Pursuant to the terms of the Bode Purchase Agreement, we sold all of the equity securities and stock of Bode to SolutionPoint for an aggregate consideration of (i) $24,500 in cash, of which $2,450 was initially held in escrow and then released to the Company in full on January 15, 2012, (ii) an earnout payment equal to 30% of any revenues over $27,000 earned by Bode during the 12-month period following the closing of the sale, which payment may not exceed $5,500, and (iii) a cash payment of $500 received on December 17, 2010 in connection with SolutionPoint’s tax election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Based upon post-closing revenue information that SolutionPoint has provided to us, it is our expectation that the earnout payment to us would be $0.

In connection with the Bode Purchase Agreement, we entered into a transition service agreement pursuant to which we provided Bode with certain specified transition services following the closing, including but not limited to certain information technology services. In connection with this agreement, during the years ended December 31, 2011 and 2010, we recorded fees of $76 and $19, which were recorded as an offset to general and administrative expenses. The transition services agreement terminated on March 31, 2011.

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

Effective on December 31, 2010, we closed International Strategies.

Employees

As of March 26, 2012 we had 3 full-time employees. We enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

During 2010, we sold SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closed International Strategies and our continuing operations consist solely of our executive and general corporate operations. We currently have no sources of future revenues.

We will continue to incur operating expenses for SEC reporting, auditing and similar functions, as well as normal operating expenses associated with any ongoing business, such as rent, annual taxes, filing fees, and the like. Accordingly, in the absence of revenues, we will incur losses.

We may be unable to realize the benefits of our net operating loss (“NOL”) and capital loss carryforwards.

The amount of NOL and capital loss carryforwards that we have claimed have not been audited or otherwise validated by the U.S. Internal Revenue Service (the “IRS”).  The IRS could challenge our calculation of the amount of our NOL and capital loss or our determinations as to when a prior change in ownership occurred and other provisions of the Internal Revenue Code may limit our ability to utilize our NOL and capital loss to offset taxable income and capital gains.  If the IRS was successful with respect to any such challenge, the tax benefit of our NOL and capital loss carryforwards to us could be substantially reduced.

Our arrangements with members of our senior management team, or our failure to retain or recruit key personnel, could negatively impact our ability to sell our products and services and grow our business.

Our future success will depend to a significant extent upon the abilities, level of service, reputation and relationships of our Chairman and Chief Executive Officer and Chief Financial Officer and our Board. One member of our senior management team works on a part-time basis. These arrangements, or any reduction or loss of these individuals’ services, could have a material adverse effect upon our business.

We are subject to the risk of possibly becoming an investment company.

Under Section 3(a)(1)(C) of the Investment Company Act of 1940 (the “1940 Act”), an issuer is deemed to be an investment company if it is engaged in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. The 1940 Act defines “investment securities” broadly to include virtually all securities except U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves regulated or exempt investment companies. Rule 3a-1 under the 1940 Act exempts an issuer if no more than 45% of its total assets consist of, and not more than 45% of its net income (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities of majority-owned subsidiaries and primarily controlled companies.

We currently have no plans to invest the proceeds of the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode in investment securities. If we do invest the proceeds in investment securities, it is possible that we could inadvertently be deemed to be an investment company under the 1940 Act. If we were to inadvertently become an investment company, we would have one year to divest of a sufficient amount of investment securities and/or acquire other assets sufficient to cause us to no longer be an investment company. Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. If it were established that we are an unregistered investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

We do not believe that our planned principal activities will subject us to the 1940 Act. If we are deemed to be subject to the 1940 Act, compliance with these additional regulatory burdens would increase our operating expenses.

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

We are subject from time to time to litigation and other adverse claims related to our former businesses, some of which may be substantial.  These claims have in the past been, and may in the future be, asserted by persons who are screened by us, regulatory agencies, former clients or other third parties. Matters such as these, in which we may become defendants, may negatively impact our cash flows

We have limited financial resources.

Our Board has determined that if we do not effectively identify and conclude a business combination within six months, our Board will then reevaluate the acquisition strategy to determine whether the Company should continue to pursue such acquisition strategy or revert back to a distribution strategy. If we make additional distributions or commence additional buybacks, there is no guaranty that the amount of such cash that we decide to maintain will be enough to cover our future expenses, including, (i) reporting obligations under the Exchange Act, and/or (ii) other general and administrative expenses in connection with the continued operations of our business.

Risk Associated with our Plan to Consummate a Business Combination

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous blank check and other shell companies and we may be subject to competition from these and other companies seeking to consummate a business combination. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the six month time period prior to which the Board stated that it would reanalyze whether to continue to pursue an acquisition strategy.

We are unable to currently ascertain the merits or risks of the business’ operations.

There is no basis for investors to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and possibly cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of our common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.001 per share. We currently have approximately 93,605,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options) and except for 100,000 and 20,000 shares designated for our Series D and Series A Junior Participating Preferred Stock, all of the 15,000,000 shares of preferred stock are available for issuance. Although we currently have no commitments to issue our securities, we may issue shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•	may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our NOL carryforwards, if any, and may also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Our ability to successfully effect a business combination and to be successful thereafter will be largely dependent upon the efforts of our key personnel, one of both of whom remain following a business combination.

Our ability to successfully effect a business combination will be largely dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that one or both of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Moreover, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination, the terms of which, including the compensation to be paid to such individuals, would be determined at such time between the respective parties. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, it is not anticipated that the ability of such individuals to remain with us after the consummation of a business combination will be the determining factor in our decision as to whether or not we will proceed with any potential business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Because of our limited resources and structure, we may not be able to consummate a business combination with growth potential.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

While our current assets may be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect a business combination with a company located outside of the United States. If we did, we would be subject to considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations;

•	challenges in collecting accounts receivable;

•	cultural and language differences; and

•	employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Risks Related To Our Stock

Our common stock price has fluctuated considerably and stockholders may not be able to resell their shares at or above the price at which their shares were purchased.

Since our reverse merger in June 2005, the high and low bid price for our common stock has been $32.00 and $1.14 per share, respectively. The market price of our common stock may still fluctuate significantly in response to a number of factors.

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

Our common stock has historically been sporadically or thinly traded. As a result of the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode, our delisting from the NASDAQ Stock Market, LLC (“NASDAQ”) and the unavailability of Rule 144 promulgated under the Securities Act (“Rule 144”) our trading volume is expected to remain low. As a result, the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. There may be periods of several days or more when trading activity in our shares is low and a stockholder may be unable to sell his shares of common stock at an acceptable price, or at all. We cannot give stockholders any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

Our stockholders are no longer able to rely upon Rule 144 to sell their shares not registered for resale under the Securities Act.

Our stockholders are no longer able rely upon Rule 144 to sell their shares not registered for resale under the Securities Act because we are now a “shell company” with no or nominal operations and assets consisting solely of cash and cash equivalents and nominal other assets. The unavailability of Rule 144 may make it more difficult for investors holding restricted shares to sell their shares.

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

The declaration, payment and amount of any future dividends will be made at the discretion of the Board, and will depend upon, among other things, cash flows and financial condition, operating and capital requirements, and other factors as the Board considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Our executive officers, directors and 10% stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our executive officers, directors and 10% stockholders control approximately 59% of the voting power represented by our outstanding common stock.  If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, such as the election of directors or the dissolution of the company.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Provisions in our certificate of incorporation and by-laws may deter third parties from acquiring us and could lead to the entrenchment of our Board.

Our certificate of incorporation and by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our Board, including the following:

•	we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	stockholders may only remove directors for cause;

•	vacancies on the Board may be filled only by the directors;

•	we have a stockholder rights plan in place; and

•	we require advance notice for stockholder proposals.

These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions that you desire. The anti-takeover defenses in our certificate of incorporation and by-laws could discourage, delay or prevent a transaction involving a change in control of our company. These deterrents could adversely affect the price of our common stock and make it difficult to remove or replace members of the Board or management of the Company. See “Description of Capital Stock” below for a discussion of some of these provisions that make the acquisition of the company more difficult.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2.    Properties

Our administrative headquarters is located in New York, New York. This office is leased under an agreement expiring on June 30, 2015. We may terminate this agreement at any time, with 90 days advance notice. We believe that equally suited facilities are otherwise available to us, if needed.

Item 3.   Legal Proceedings

On April 22, 2010 a case was filed against us stating that we conspired to divert work from the plaintiff. The claims are for $2,400 in this case. We believe that the suit is completely without merit and intend to vigorously defend our position.

On October 2, 2010, we along with others were notified that we were a defendant in a lawsuit filed by a third party for alleged conversion of assets, tortuous interference and defamation, among other claims. The suit asked for actual and punitive damages totaling $4,200,000. On November 2, 2011, we were dismissed as defendants in this case.

Item 4.   Mine Safety Disclosures.

Not applicable

PART II

(Dollar amounts in thousands, except per share amounts)

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock was delisted from the NASDAQ on March 2, 2011, as a result of the findings of the NASDAQ Hearings Panel, which determined we no longer met NASDAQ’s listing standards on the grounds that we were not in compliance with Listing Rule 5101 and that we may be a “public shell” with no operating business.

Our common stock is quoted on the OTC Bulletin Board under the symbol “GLOI.OB”. Based upon information furnished by our transfer agent, as of March 26, 2012, we had 190 holders of record of our common stock.

The table below sets forth the high and low bid prices for our common stock as reported on the OTC Bulletin Board from March 22, 2011 to March 26, 2012, and as reported on the pink sheets from March 2, 2011 to March 21, 2011, as well as the high and low sales prices of our common stock as reported on NASDAQ from January 1, 2010 to March 1, 2011. The price quotations reported on the OTC Bulletin Board and the pink sheets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2010	High	Low
First Quarter	$1.92	$1.37
Second Quarter	2.50	1.53
Third Quarter	3.07	1.95
Fourth Quarter	2.57	1.80

Fiscal Year 2011	High	Low
First Quarter	$2.72	$2.37
Second Quarter	2.59	2.35
Third Quarter	2.45	2.21
Fourth Quarter	2.60	2.25

Fiscal Year 2012	High	Low
First Quarter through March 26, 2012	$3.10	$2.50

We have not paid any cash dividends on our common stock during the periods presented above. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our common stock that may be issued under our equity compensation plans as of December 31, 2011. See “Executive Compensation—Benefit Plans” for a description of our stock option and incentive plans.

Number of securities
remaining available
for future issuance
under equity
	Number of securities	Weighted average	compensation plans
	to be issued upon	exercise price of	(excluding securities
	exercise of	outstanding	reflected in
	outstanding options	options	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	64,998	$4.28	3,424,954	(2)
Equity compensation plans not approved by security holders	-	-	-
Total	64,998	$4.28	3,424,954

(1) Our Amended and Restated 2006 Long-Term Incentive Plan and Amended and Restated 2006 Employee Stock Purchase Plan were adopted by our stockholders on July 24, 2008.

(2) The number of securities remaining available for future issuances includes 1,547,342 shares available under the Amended and Restated 2006 Long-Term Incentive Plan and 1,877,612 shares available under the Amended and Restated 2006 Employee Stock Purchase Plan.

Purchases of Securities by the Company

On August 4, 2011, we established a program to repurchase up to $1,000 of shares of our common stock and on December 14, 2011, the program was amended to allow for the purchase of up to $2,000 of shares of our common stock through July 20, 2012, at such times, amounts, and prices as the Company shall deem appropriate.

The following table provides information about shares of our common stock repurchased by us during the quarter ended December 31, 2011:

			(c)
	(a)	(b)	Maximum Number (or
	Total Number	Average	Approximate Dollar Value) of
	of Shares	Price Paid	Shares (or Units) that May Yet Be
	(or Units)	per Share	Withheld Under the Plans or
Period	Purchased	(or Unit)	Programs
10/1/11 – 10/31/11	3,146	$2.34	-
11/1/11 – 11/30/11	1,689	$2.33	-
12/1/11 – 12/31/11	3,839	$2.59	-
Total	8,674	$2.45	-

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

Overview

We are currently a “shell company” as defined in Rule 12b-2 promulgated under the Exchange Act. We became a shell company following the sale of our four operating units in 2010. Our current intention is to acquire, through a merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, or control of such operating businesses through contractual arrangements.  During the year ended December 31, 2010, we sold or closed all of our operating businesses. We completed the sale of SafirRosetti on April 30, 2010, Preparedness Services on July 16, 2010 Fraud and SIU Services on July 20, 2010, Bode on November 30, 2010 and on December 31, 2010, we closed International Strategies.

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

On March 16, 2012 our board of directors determined that it was in the best interests of the Company’s stockholders to change the primary focus of the Company’s efforts from that of preparing and analyzing a plan to wind down the Company and distribute cash to stockholders to one of affirmatively pursuing an acquisition strategy for a period of six months, and if unable to effectively identify and conclude a transaction, then reevaluate the acquisition strategy to determine whether the Company should continue to pursue such acquisition or distribution strategy. We are currently evaluating a variety of possible business combinations. We currently do not have any arrangement, agreement or understanding with respect to any such transaction and there can be no assurance that we will be successful in finally evaluating or in concluding one.

We currently intend to utilize our cash, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

In connection with our pursuit of a business combination, we have amended the employment agreements of our Chief Executive Officer and Chief Financial Officer to extend their employment through the earlier of the closing of a business combination or December 31, 2012.

Selection of a target business and structuring of a business combination

We are currently working with our advisors and third parties to develop profiles of desirable business combination targets. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates. We do currently have one non-exclusive agreement with an advisor to assist us in our search for a target business.

Our management has unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management may consider, among other factors, any of the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we intend to conduct extensive due diligence reviews which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

Results of Operations

Continuing Operations

Our continuing operations consist of executive and general corporate functions, consisting principally of salaries and professional fees. These executive and general corporate operations include the services provided and being provided by the Company in connection with transition service agreements. Transition services in support of the business units sold include services provided for financial services, information technology, marketing and business development, employee benefits, general insurance and general transition services. In addition, significant executive and general corporate attention has been focused upon monitoring and managing the collection of the post business unit cash receipts, including notes receivable, working capital adjustments, escrowed purchase price amounts and earnouts.

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

Discontinued Operations

As a result of our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services, Bode, and our closing of International Strategies, the results and accounts of these business units are now presented in our financial statements as discontinued operations for the year ended December 31, 2011 and all prior periods. As of December 31, 2011, continuing operations consisted solely of our executive and general corporate operations.

GlobalOptions’ Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Operating Expenses

There were no selling and marketing expenses for the year ended December 31, 2011, as compared to $1,755 for the year ended December 31, 2010, representing a $1,755 decrease, resulting from decreased selling activities due to the sale of business units and discontinuation of operations. General and administrative expenses were $2,973 for the year ended December 31, 2011, as compared to $14,138 for the year ended December 31, 2010. The decrease of $11,165 is attributable decreases in the costs of evaluating strategic alternatives with regard to the sales of the business units, and decreases in professional fees relating to the consummation of the sales of the business units, as well as decreases in payroll and stock based compensation costs, professional fees and depreciation expense on account of scaling back the corporate functions after the sales of the business units.

Results of Discontinued Operations

Income from discontinued operations, net of tax, was $2,612 and $840 for the years ended December 31, 2011 and 2010, respectively. Income from discontinued operations for the year ended December 31, 2011 consists primarily of the receipt of $752 of contingent proceeds related to the sales of the business units, $932 due to the recovery of the income tax provision related the sale of Bode, $478 related to the reversal of escrow reserves no longer required, $333 related to the reversal of working capital and other reserves no longer required, as well as a $94 working capital adjustment related to the sale of Bode. Income from discontinued operations for the year ended December 31, 2010 consisted primarily of operating income of $277, as well as the recovery of an income tax provision of $511.

Net Loss

Net loss for the years ended December 31, 2011 and 2010 was $346 and $15,274, respectively. Net loss for the year ended December 31, 2011 was comprised of a loss from continuing operations of $2,958 and income from discontinued operations, net of tax, of $2,612. Net loss for the year ended December 31, 2010 was comprised of a loss from continuing operations of $16,114 and income from discontinued operations, net of tax, of $840. The decrease in net loss is principally the result of a $2,589 gain on the sale of the business units, and the elimination of operating costs associated with the sale of the business units.

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

Liquidity and Capital Resources

We had a cash and cash equivalent balance of $9,227 as of December 31, 2011.

Cash (used in) provided by operating activities was approximately $(7,414) and $7,839 for the year ended December 31, 2011 and 2010, respectively. Cash used in operating activities for the year ended December 31, 2011 resulted primarily from our net loss from continuing operations of $2,958, the payment of deferred compensation of $1,685, and the decrease of accrued compensation and other current liabilities of $2,536.

Cash provided by investing activities was $9,600 and $36,060 for the years ended December 31, 2011 and 2010, respectively. Cash provided by investing activities for the year ended December 31, 2011 consisted primarily of $1,685 proceeds from restricted cash equivalents, $1,652 and $2,286 related to working capital adjustments as a result of the sales of Preparedness Services and Bode, respectively, as well the receipt $2,350 of cash held in escrow, $876 repayment of notes receivable and $751 collection of contingent proceeds, all related to the sales of the business units.

Cash used in financing activities by was $19,085 and $5,316 for the year ended December 31, 2011 and 2010, respectively. The net cash used in financing activities for the year ended December 31, 2011 was primarily due to the tender offer of shares in which we repurchased a total of 7,500,000 shares at a cost of $19,650, as well as our stock buy-back program, in which we purchased 8,674 shares of our common stock at a cost of $21, offset by $586 proceeds received in connection with the exercise of stock options.

On November 30, 2010, in connection with the sale of Bode, our line of credit facility was terminated with a balance of $0.

For the year ended December 31, 2011, we have met our cash needs through cash generated by the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode. At December 31, 2011, we had working capital of $10,301.

On January 15, 2012, we received $2,450 as the full release of the escrow that was initially held in connection with the sale of Bode. On February 29, 2012, we received $10,000 from Witt Holdings, representing the earnout payment due us under the Prepared Services Purchase Agreement.

As of March 15, 2012, we had a balance of cash and cash equivalents of approximately $19,900. We expect that after retaining a portion of our cash for future operating expenses and working capital, we intend to utilize this cash for due diligence, advisory, transaction and acquisition costs in connection with our plans to consummate a business combination. We also anticipate that we will need to keep a certain amount of funds in reserve to fund the initial operations of the acquired business.

If our cash on hand is not sufficient to consummate a particular business combination, we may need to raise additional capital through the issuance of debt or equity securities to third parties.

Proceeds that we have returned to stockholders

With the net proceeds we have received from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode we have made tender offer distributions to our stockholders in the aggregate amount of $22,188.

On December 1, 2010, we commenced a partial tender offer to purchase for cash up to 10,000,000 shares of our common stock at a price of $2.40 per share. The tender offer closed on December 29, 2010, after which we purchased a total of 1,119,978 shares at a cost of $2,688. In addition, during the year ended December 31, 2010, just prior to the aforementioned tender offer, we repurchased in the open market 16,627 shares of our common stock at a cost of $39. On February 7, 2011, our Board approved a new program to repurchase up to $3,000 of our common stock over a period of 18 months, at such times, amounts and prices as we deemed appropriate. This repurchase program ended on April 27, 2011, when we announced our 2011 partial tender offer. Through April 27, 2011, we made no stock repurchases under this program.

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

On July 21, 2011, our Board approved a new program to repurchase shares of our common stock. The repurchase program was established on August 4, 2011 and amended on December 14, 2011. During the period October 18, 2011 through March 26, 2012, we repurchased 10,617 shares of our common stock at a cost of $26, under this program.

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

Income Taxes

Certain contingent consideration that was not recorded on our books as of December 31, 2011, due to the uncertainty of realization was included in income for income tax purposes.  The effect of this contingent consideration, which is included in our determination of taxable income at fair value, is treated as a temporary difference in the calculation of our deferred tax asset at December 31, 2011.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders

Of GlobalOptions Group, Inc.

We have audited the accompanying consolidated balance sheets of GlobalOptions Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GlobalOptions Group, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for the years ended December 31, 2011, 2010 and 2009 in conformity accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, New York

March 30, 2012

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$9,227	$26,126
Restricted cash equivalents – deferred compensation	822	2,506
Funds held in escrow related to the sales of business units	2,450	4,800
Amounts due from buyers related to the sales of business units	301	5,002
Prepaid expenses and other current assets	216	426
Current assets of discontinued operations	-	12

Total current assets	$13,016	38,872

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$105	$570
Accrued compensation and related benefits	304	896
Deferred compensation	821	2,506
Other current liabilities	291	1,614
Current liabilities of discontinued operations	1,194	3,565

Total current liabilities	$2,715	$9,151

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,880,000 shares authorized, no shares issued or outstanding;	-	-
Series D convertible preferred stock, non-voting, $0.001 par value, 100,000 shares authorized, no shares issued or outstanding;	-	-
Series A junior participating preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued or outstanding;	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 6,547,354 shares issued and 6,194,705 shares outstanding at December 31, 2011, and 13,716,794 shares issued and 13,372,819 shares outstanding at December 31, 2010	7	14
Additional paid-in capital	92,479	111,525
Accumulated deficit	(81,477)	(81,131)
Treasury stock; at cost, 352,649 shares at December 31, and 343,975 shares at December 31, 2010	(708)	(687)
Total stockholders' equity	$10,301	$29,721
Total liabilities and stockholders' equity	$13,016	$38,872

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(dollars in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2011	2010	2009

Operating expenses:

Selling and marketing	$-	$1,755	$2,266

General and administrative	2,973	14,138	8,882

Total operating expenses	2,973	15,893	11,148

Loss from operations	(2,973)	(15,893)	(11,148)

Other income (expense):

Interest income	15	2	1

Interest expense	-	(223)	(533)

Other expense, net	15	(221)	(532)

Loss from continuing operations	(2,958)	(16,114)	(11,680)

Discontinued Operations:

Income from discontinued operations, including tax benefit	23	959	6,369
Gain on disposals, net of tax	2,589	(119)	-
Income from discontinued operations, net of tax	2,612	840	6,369

Net loss	$(346)	$(15,274)	$(5,311)

Basic and diluted net loss (income) per share:
Continuing operations	(0.32)	(1.13)	(0.91)
Discontinued operations, net of tax	0.29	0.06	0.49

Net loss per share	(0.03)	(1.07)	(0.42)

Weighted average number of common shares outstanding - basic and diluted	9,063,085	14,320,505	12,870,729

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders' Equity

For the Year Ended December 31, 2011

(dollars in thousands)

					Additional
	Common Stock		Treasury Shares		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2011	13,716,794	$14	343,975	$(687)	$111,525	$(81,131)	$29,721

Issuance of common stock upon exercise of stock options	325,003	-	-	-	584	-	584

Issuance of common stock upon vesting of restricted stock units	5,557	-	-	-	-	-	-

Purchase of treasury stock under stock repurchase program	-	-	8,674	(21)	-	-	(21)

Purchase and cancelation of common stock in connection with tender offer	(7,500,000)	(7)	-	-	(19,643)	-	(19,650)

Amortization of employee stock option costs	-	-	-	-	13	-	13

Net loss	-	-	-	-	-	(346)	(346)

Balance, December 31, 2011	6,547,354	$7	352,649	$(708)	$92,479	$(81,477)	$10,301

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(346)	$(15,274)	$(5,311)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for bad debts	-	445	(259)
Depreciation and amortization	-	2,158	3,352
Deferred rent	-	(398)	28
Reserve for restructuring	-	-	420
Reserve for litigation	-	15	65
Reserve for obsolete inventory	-	(20)	(5)
Impairment of goodwill and intangible assets	-	4,475	66
Stock-based compensation	13	2,325	2,831
Deferred income taxes	-	(511)	511
Accretion of discount on note receivable	(20)	-	-
(Gain) / loss on disposition of business units, net of tax	(2,589)	119	-

Changes in operating assets and liabilities:
Accounts receivable	-	(6,221)	8,112
Inventories	-	307	(827)
Prepaid expenses and other current assets	222	(269)	22
Security deposits and other assets	-	220	16
Accounts payable	(472)	(622)	(2,634)
Deferred revenues	-	359	5
Accrued compensation and related benefits	(703)	408	488
Deferred compensation	(1,685)	2,506	-
Other current liabilities	(1,832)	1,743	(751)
Other long-term obligations	-	396	(47)
Total adjustments	(7,066)	7,435	11,393
Net cash (used in) provided by operating activities	(7,412)	(7,839)	6,082

Cash flows from investing activities:
Purchases of property and equipment	-	(1,275)	(2,797)
Purchase of intangible assets	-	(56)	(68)
Proceeds from note receivable	876	875	-
Proceeds from sale of business units	7,039	39,022	-
Proceeds from/(investment in) restricted cash equivalents	1,685	(2,506)	-
Net cash provided by (used in) investing activities	9,600	36,060	(2,865)

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Net repayments under line of credit	-	(2,163)	(4,930)
Repayment of notes payable	-	-	(400)
Proceeds from issuance of stock in connection with options exercised	584	273	-
Proceeds from issuance of stock in connection with ESPP	-	45	93
Repurchase of stock-based compensation award	-	(339)	-
Repurchase of common stock	(21)	(444)	(35)
Repurchase of stock in connection with tender offer	(19,650)	(2,688)	-
Net cash (used in) financing activities	(19,087)	(5,316)	(5,272)

Net increase (decrease) in cash and cash equivalents	(16,899)	22,905	(2,055)
Cash and cash equivalents - beginning of period	26,126	3,221	5,276
Cash and cash equivalents - end of period	$9,227	$26,126	$3,221

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$253	$631

Supplemental disclosure of non-cash investing and financing activities:

Purchases of equipment under capital lease		$679	$-

Non-cash consideration from buyer - sale of SafirRosetti		$1,381	$-

Non-cash consideration from buyer - sale of Preparedness Services		$2,952	$-

Non-cash consideration from buyer - sale of Fraud and SIU Services		$825	$-

Non-cash consideration from buyer - sale of Bode		$4,642	$-

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

1.  Business Organization and Nature of Operations

GlobalOptions, LLC was formed in November 1998 as a limited liability company (“LLC”) in the state of Delaware.  On January 24, 2002, the LLC was recapitalized as a Delaware corporation with the name GlobalOptions, Inc. (“GlobalOptions”).  On June 24, 2005, GlobalOptions consummated a “reverse merger” transaction with a non-operating public company accounted for as a recapitalization, with the result that on June 24, 2005, GlobalOptions became the subsidiary of a public company. Following the merger, the public company changed its name to GlobalOptions Group, Inc. (“GlobalOptions Group” or the “Company”).

 Beginning during the year 2005 and through 2009, in pursuit of the Company’s then existing strategy to build an integrated risk mitigation company, the Company acquired and integrated eight complementary risk mitigation businesses. The Company operated these businesses until they were sold during 2010.

The Company sold its SafirRosetti business unit (“SafirRosetti”) on April 30, 2010, its Preparedness Services business unit (“Preparedness Services”) on July 16, 2010, its Fraud and SIU Services business unit (“Fraud and SIU Services”) on July 20, 2010, and its Forensic DNA Solutions and Products business unit (“Bode”) on November 30, 2010 and closed its International Strategies business unit (“International Strategies”) on December 31, 2010 (See Note 2 - Basis of Presentation). The Company stated throughout the year ended December 31, 2011 that it intended to return the remaining net proceeds from the sales of the SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode to its stockholders after satisfying existing contractual obligations and establishing appropriate reserves for contingencies and ongoing operating costs.  During 2011, the Company also stated that it was evaluating possible business combinations and other types of corporate transactions as an alternative to making further liquidating distributions to stockholders.  With the net proceeds that the Company has received from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode through December 31, 2011, the Company has made two tender offer distributions to stockholders in the aggregate amount of $22,188 and has purchased 25,301 shares of its common stock under stock repurchase programs (see Note 11, Stockholders’ Equity — Repurchase of Common Stock).

On March 16, 2012, the Company’s board of directors (the "Board”) determined that it was in the best interests of the Company’s stockholders to change the primary focus of the Company’s efforts from that of preparing and analyzing a plan to wind down the Company and distribute cash to stockholders to one of affirmatively pursuing an acquisition strategy for a period of six months, and if unable to effectively identify and conclude a transaction, then reevaluate the acquisition strategy to determine whether the Company should continue to pursue such acquisition or distribution strategy. The Company is currently evaluating a variety of possible business combinations. The Company does not currently have any arrangement, agreement or understanding with respect to any such transaction and there can be no assurance that it will be successful in finally evaluating or in concluding one.

In connection with the pursuit of a business combination, the Company has amended the employment agreements of its Chief Executive Officer and Chief Financial Officer to extend their employment through the earlier of the closing of a business combination or December 31, 2012 (See Note 14 – Subsequent Events – Employment Agreements).

2. Basis of Presentation

As a result of the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services, Bode and the closing of International Strategies, the Consolidated Balance Sheets as of December 31, 2011 and 2010, the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and the Consolidated Statement of Cash Flows for the years ended December 31, 2011 and 2010, present the results and accounts of these business units as discontinued operations. All prior periods presented in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows discussed herein have been restated to conform to such presentation.

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

Concentrations of Credit Risk

Cash: The Company maintains its cash with high credit quality financial institutions. At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of December 31, 2011 substantially all of the Company’s funds are held at one financial institution.

Cash Equivalents: The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash Equivalents – Deferred Compensation

Restricted cash equivalents – deferred compensation - includes cash and money market funds held in a rabbi trust under a nonqualified deferred compensation arrangement (the “Deferred Compensation Arrangement”) established in connection with compensation earned by the Company’s chief executive officer and chief financial officer upon the sale of Preparedness Services. Each plan participant’s account is comprised of the Company’s contribution to the trust on behalf of the participant. The restricted cash held in the rabbi trust is considered an asset available for sale and is reported at fair value with an offsetting liability included in deferred compensation in the accompanying Consolidated Balance Sheet. The earnings on the investments are recorded in interest income in the accompanying Consolidated Statements of Operations. During the years ended December 31, 2011 and 2010, earnings on these investments were immaterial. The fair value of the investments of the Deferred Compensation Arrangement was $822 and $2,506 at December 31, 2011 and December 31, 2010, respectively.

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

	December	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Unobservable Valuation
	31, 2010	(Level 1)	(Level 2)	(Level 3)	Technique
Restricted Cash Equivalents	$2,506	$2,506	$-	$-	$-

	December	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Unobservable Valuation
	31, 2011	(Level 1)	(Level 2)	(Level 3)	Technique
Restricted Cash Equivalents	$822	$822	$-	$-	$-

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

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the years ended December 31, 2011, December 31, 2010 and December 31, 2009. The tax years ended December 31, 2010 through 2003 remain subject to examination for federal, state, and local income tax purposes by various taxing authorities as of December 31, 2011.

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

	At December 31,
	2011	2010	2009
Stock Options	64,998	565,158	967,781
Restricted Stock Units	-	8,825	228,819
Potentially dilutive securities realizable from the vesting of performance based restricted stock	-	-	470,563
Total Potentially Dilutive Securities	64,998	573,983	1,667,163

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

Pursuant to the terms of the SafirRosetti Purchase Agreement, the Sellers sold SafirRosetti to Guidepost for aggregate consideration of (i) $3,500 in cash, subject to certain adjustments, of which $525 was initially held in escrow and then released to the Company in full on October 23, 2011 (ii) a secured promissory note (the “SafirRosetti Note”) in the aggregate face amount of $1,750, with an interest rate of 0.79% per annum of which principal of $875 and interest of $8 was received on December 17, 2010 and principal of $875 and interest of $3 was paid to us on June 30, 2011 and, (iii) contingent consideration based on 70% of the purchased accounts receivable in excess of $1,750 collected by Guidepost between the closing and June 30, 2011. Aggregate contingent consideration of $579 and $705 was received and recognized during the years ended December 31, 2011 and 2010, respectively. On July 28, 2011 the Company received $88 as consideration for SafirRosetti retaining all rights associated with the sold accounts receivable that remained uncollected at June 30, 2011.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

5. Discontinued Operations, continued

Sale of SafirRosetti, continued

In connection with the SafirRosetti Purchase Agreement, the Company entered into a transition service agreement pursuant to which the Company provided Guidepost with certain specified transition services following the closing, including but not limited to certain information technology services. In connection with this agreement, during the year ended December 31, 2010, the Company recorded fees of $58, which were recorded as an offset to general and administrative expenses. The transition services agreement terminated on July 31, 2010.The Company recorded a cumulative loss of $537 on the sale of SafirRosetti, pursuant to the following:

Cash selling price	$3,500
Note receivable, net	1,670
Contingent cash consideration received	1,284
Total consideration from sale	6,454
Less: expenses of sale	(330)
Net proceeds from sale	6,124
Less: net book value of assets sold to buyer or written off in connection with the sale	(6,661)
Net (loss) on the sale of SafirRosetti	$(537)

During the years ended December 31, 2011 and 2010, the Company recognized gain (loss) of $732 and ($1,269), respectively, on the sale of SafirRosetti.

Sale of Preparedness Services

On July 16, 2010, pursuant to the Board of Directors’ approval on May 6, 2010, and the Company’s stockholders’ approval on July 15, 2010, the Sellers completed the sale of all assets used in Preparedness Services in accordance with an asset purchase agreement dated May 13, 2010 (the “Preparedness Services Purchase Agreement”), by and among the Sellers and Witt Group Holdings, LLC, (“Witt Holdings”), of which certain of our former officers are principals.

Preparedness Services developed and implemented crisis management and emergency response plans for disaster mitigation, continuity of operations and other emergency management issues for governments, corporations and individuals, and reported the results of its operations in the Company’s Preparedness Services reporting segment.

Pursuant to the terms of the Preparedness Services Purchase Agreement, the Sellers sold Preparedness Services to Witt Holdings for aggregate consideration of (i) $10,006 in cash, of which $1,000 was initially held in escrow and then released to the Company in full on July 26, 2011, (ii) an earnout payment equal to 40% of any revenues over $15,000 earned during the 12-month period following the closing, which payment may not exceed $12,000, (iii) the assumption of all of the Preparedness Services liabilities, including all termination and severance payments due to James Lee Witt, Mark Merritt, Barry Scanlon and Pate Felts under their respective employment agreements, upon the sale of Preparedness Services, less $286, representing a payment in connection with Witt Holdings’ assumption of the lease for Preparedness Services’ Washington D.C. facility and (iv) a working capital adjustment of $1,652 paid on January 14, 2011. The maximum total consideration payable to the Sellers under the Preparedness Services Purchase Agreement is $22,000.

On February 29, 2012, the Company received $10,000 from Witt Holdings, representing the earnout payment due under the Preparedness Services Purchase Agreement. During the year ended December 31, 2010, the Company recognized $301 of this earnout contingent consideration not yet realized, representing the amount which brought the initial gain recognized to $0.

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

During the year ended December 31, 2011, the Company recognized additional contingent consideration of $167 in connection with certain working capital items.

The Company recorded a cumulative gain of $167 on the sale of Preparedness Services, pursuant to the following:

Cash selling price	$10,006
Working capital adjustment	1,652
Contingent cash consideration recognized	368
Liabilities assumed by purchaser	3,225
Gross proceeds from sale	15,251
Less: expenses of sale	(1,054)
Net proceeds from sale	14,197
Less: net book value of assets sold to buyer or written off in connection with the sale	(14,030)
Net gain on the sale of Preparedness Services	$167

During the years ended December 31, 2011 and 2010, the Company recognized gain of $167 and $0, respectively, on the sale of Preparedness Services.

Sale of Fraud and SIU Services

On July 20, 2010, pursuant to the Board of Directors’ approval on June 10, 2010, the Sellers completed the sale of all assets used in Fraud and SIU Services in accordance with an asset purchase agreement dated June 11, 2010 (the “Fraud and SIU Services Purchase Agreement”), by and among the Sellers and GlobalOptions Services, Inc., a non-related third party (“Global Services”), of which a number of the Company’s former officers are principals.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

5. Discontinued Operations, continued

Sale of Fraud and SIU Services, continued

Pursuant to the terms of the Fraud and SIU Services Purchase Agreement, the Sellers sold Fraud and SIU Services to Global Services for aggregate consideration of (i) $8,340 in cash at closing, inclusive of $34 for an estimated adjustment for working capital and $56 for the purchase real estate lease deposits, of which $825 was initially held in escrow and then released to the Company in full on August 1, 2011, (ii) an additional final post closing working capital adjustment of $275 which the Sellers received on December 30, 2010, and (iii) the assumption of substantially all of the liabilities of Fraud and SIU Services aggregating $2,978.

In connection with Fraud and SIU Services being classified as held for sale, during the three months ended June 30, 2010, the Company recorded a charge to discontinued operations of $4,475 to write down the carrying value of the assets of Fraud and SIU Services to fair value.

In connection with the Fraud and SIU Services Purchase Agreement, the Sellers and Global Services entered into (i) certain license agreements pursuant to which the Sellers granted Global Services worldwide, perpetual, irrevocable, exclusive, royalty-free, fully paid-up rights and licenses to certain of the Seller’s intellectual property, including but not limited to the “GlobalOptions” corporate name, logo and websites (all of which Global Services has the right to purchase in the future for nominal consideration), and the Company’s Rapid Data Module and Rapid Video Module software and related source materials that are embedded within the GlobalTrak system for the Fraud and SIU Services business only,  and (ii) transition service agreement pursuant to which the Sellers and Global Services will provide each other with certain transition services following the closing. The Company recorded fees of $0 in connection with this agreement during the year ended December 31, 2010. The term of such transition services agreement was extended until March 31, 2011 and then terminated.

The Company recorded a cumulative loss of $220 on the sale of Fraud and SIU Services, pursuant to the following:

Cash selling price	$8,615
Liabilities assumed by purchaser	2,978
Contingent cash consideration received	107
Gross proceeds from sale	11,700
Less: expenses of sale	(1,029)
Net proceeds from sale	10,671
Less: net book value of assets sold to buyer or written off in connection with the sale	(10,891)
Net loss on the sale of Fraud and SIU Services	$(220)

During the years ended December 31, 2011 and 2010, the Company recognized gain (loss) of $189 and ($409), respectively from the sale of Fraud and SIU Services.

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

Pursuant to the terms of the Bode Purchase Agreement, the Sellers sold the equity securities and stock of Bode, which constitutes the Company’s Forensic DNA Solutions and Products business unit, to SolutionPoint for aggregate consideration of (i) $24,500 in cash, of which $2,450 was initially held in escrow and then released to the Company in full on January 15, 2012, (ii) an earnout payment equal to 30% of any revenues over $27,000 earned by Bode during the 12-month period following the closing of the sale, which payment may not exceed $5,500, (iii) a cash payment of $500 received on December 17, 2010 in connection with SolutionPoint’s tax election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and (iv) $2,286 received on July 28, 2011 for the full satisfaction of the working capital adjustment requirements.

Based upon revenue information that Solution Point has provided to the Company, it is the Company’s expectation that the earnout payment will be $0.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

5. Discontinued Operations, continued

Sale of Bode, continued

In connection with the Bode Purchase Agreement, the Company entered into a transition service agreement pursuant to which the Company provided Bode with certain specified transition services following the closing, including but not limited to certain information technology services. In connection with this agreement, during the years ended December 31, 2011 and 2010, the Company recorded fees of $76 and $19, which were recorded as an offset to general and administrative expenses. The transition services agreement terminated on March 31, 2011.During the year ended December 31, 2011 the Company recorded (i) a reduction to the provision for income taxes on the sale of Bode on account of the release of $932 of reserves no longer required, (ii) a working capital adjustment of $94 and (iii) $230 for the release of reserves no longer required.

In future periods, the Company will record contingent consideration as realized, due to the uncertainty of realization.

The Company recorded a cumulative gain, net of tax, of $3,060 on the sale of Bode, pursuant to the following:

Cash selling price (of which $2,450 was held in escrow)	$25,000
Working capital adjustment	2,286
Liabilities assumed	2,327
Gross proceeds from sale	29,613
Less: expenses of sale	(2,142)
Net proceeds from sale	27,471
Less: net book value of assets sold to buyer or written off in connection with the sale	(24,268)
Gain on the sale of Bode, before tax effect	3,203
Income tax on the sale of Bode, as adjusted	(143)
Gain on the sale of Bode, net of tax	$3,060

During the years ended December 31, 2011 and 2010, the Company recognized net gain of $1,501 and $1,559, respectively from the sale of Bode.

Funds held in escrow related to the sales of business units

As of December 31, 2011, $2,450 from the sale of Bode was held in escrow, to cover potential post-closing indemnification obligations. This escrow amount was released to the Company in full on January 20, 2012.

Results of Discontinued Operations

Results and net income from discontinued operations are as follows, reflecting the results of SafirRosetti, Preparedness Services, Fraud and SIU Services, Bode and International Strategies:

	For the years ended December 31,
	2011	2010	2009
Revenues	$-	$64,760	$102,130
Income from operations	$-	$402	$7,015
Gain on disposal, net of tax	$2,589	$(119)	$-
Income, before tax	$2,612	$329	$6,888
Income, net of tax	$2,612	$840	$6,369

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

5. Discontinued Operations, continued

Results of Discontinued Operations, continued

Assets and liabilities included in discontinued operations are as follows:

	As of December 31,
	2011	2010
Assets
Prepaid expenses and other current assets	$-	$12
Total assets of discontinued operations	$-	$12

Liabilities
Accounts payable	$56	$63
Accrued compensation	-	214
Accrued expenses and other current liabilities	1,138	3,288
Total liabilities of discontinued operations	$1,194	$3,565

Accrued expenses and other current liabilities of discontinued operations at December 31, 2011 and 2010 includes $592 and $562, respectively, for amounts that were collected by the Company, on behalf of the buyers of the respective sold business units, through its lockbox prior to year end. These amounts were remitted to buyers promptly after year end.

6.   Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	December 31,
	2011	2010
Accrued performance based bonuses	$182	$644
Accrued payroll and commissions	57	223
Accrued employee benefits	65	29
Total	$304	$896

7.  Deferred Compensation

The Company has established a Deferred Compensation Arrangement for the benefit of its Chief Executive Officer and its Chief Financial Officer (See Note 10 – Commitments and Contingencies - Employment Agreements). The deferred compensation is held in a separate trust account, established by the Company to administer the Deferred Compensation Arrangement. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. The trust qualifies as a grantor trust for income tax purposes (known as a “rabbi trust”). The assets of the trust are valued at $822 and $2,506 as of December 31, 2011 and 2010, respectively, and are included in Restricted Cash Equivalents on the accompanying Consolidated Balance Sheet. The liabilities of the Deferred Compensation Arrangement are valued at $821 and $2,506 as of December 31, 2011 and 2010, respectively.

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

9. Income Taxes

Significant components of the Company’s net deferred tax assets and liability at December 31, 2011 and 2010 are as follows:

Deferred tax assets:	2011	2010
Net operating loss carryforwards	$773	$15,962
Stock-based compensation	73	383
Property and equipment	63	119
Allowance for doubtful accounts	40	183
Earnout in connection with the sales of business units	4,563	3,471
Other accruals	585	1,244
Total gross deferred tax assets	6,097	21,362
Less: valuation allowance	(6,097)	(21,362)
Deferred tax assets, net	$-	$-

As of December 31, 2011, the Company had approximately $39,126 and $37,056 of federal and state net operating losses (“NOL”), respectively, available for income tax purposes that may be carried forward to offset future taxable income, if any. The federal carryforwards expire in years 2022 through 2031. The Company conducted a change in ownership study in accordance with Section 382 of the Internal Revenue Code (“IRC”) and determined that its ability to use approximately $37,144 of its federal and state NOL carryforwards generated prior to March, 2011 is subject to an annual limitation. Accordingly, the Company has recorded an accounting impairment of its NOL carryforwards with a reduction of approximately $37,144 for the NOL carryovers it would not be able to utilize prior to their expiration, due to the effect of the annual limitation. This impairment resulted in a reduction of $14,383 in the NOL deferred tax asset.

For the year ended December 31, 2010, the increase in the deferred tax asset for net operating loss carryforwards includes the income tax effect of the differences in the book and tax bases of goodwill, that were part of the net assets of the business units that were sold during that year. The valuation allowances related to the Company’s deferred tax asset (decreased) increased by approximately ($15,265) and $1,745 for the years ended December 31, 2011 and 2010, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

9. Income Taxes, continued

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the loss from continuing operations is as follows:

	2011	2010	2009
Tax benefit at federal statutory rate	(34.0)%	(34.0))%	(34.0)%
State income taxes	(5.0)	(5.0)	(5.0)
Permanent differences:
Stock-based compensation	7.9	19.5	13.1
Compensation	0.0	4.1	0.0
Adjustments of deferred tax assets:
Net operating loss carry forwards, in 2011 principally due to additional proceeds recognized for tax purposes in connection with the earnouts	62.1	(0.8)	2.1
Property and equipment	1.3	-	-
Impairment of net operating loss carry forward	489.7	-	-
Other	3.8	-	-
Increase in valuation allowance	(525.8)	16.2	23.8
Effective income tax rate	(0.0)%	0.0%	0.0%

During the years ended December 31, 2010 and 2009, as result of the vesting of restricted stock units and certain other share based payment awards, the ultimate tax deduction realized by the Company at the vesting date was substantially lower than the cumulative compensation expense recorded for financial reporting purposes, which is commonly referred to as a “shortfall”. Accordingly, the effective tax rate reconciliation for the years ended December 31, 2010 and 2009 include the effect of derecognizing the gross deferred tax asset and the related valuation allowance associated with the book compensation expense of these vested awards and correspondingly, the set-up of the gross deferred tax asset and the corresponding valuation allowance associated with the final tax deduction.

The Company files a consolidated federal income tax return as well as consolidated or separate company income tax returns in 32 state and 2 local jurisdictions in the United States.  Currently no income tax returns are under examination.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

10.  Commitments and Contingencies

Employment Agreements

Harvey W. Schiller, Ph.D.

The Company entered into a three-year employment agreement with Dr. Schiller, its Chairman and Chief Executive Officer, in January 2004.  The agreement was initially amended on December 19, 2006 to extend the term through January 31, 2010; subsequently on August 13, 2009 the term was extended through January 31, 2011 and on January 31, 2010 pursuant to its terms was extended to January 31, 2012.  Effective May 11, 2010, the Company modified its employment agreement with Dr. Schiller to induce him to remain with the Company to ensure continuity of corporate operations in the event that he became entitled to terminate his employment agreement as a result of the occurrence of a “change of control,” as defined under his employment agreement, which the Compensation Committee of the Board determined would result from the completion of the sale of Preparedness Services. On December 14, 2010 and again on December 12, 2011, the Company further modified its agreement with Dr. Schiller, principally, to extend the term of Dr. Schiller’s employment with the Company through April 30, 2012 and then to July 31, 2012, to ensure the continuity of corporate operations during the period which earnout payments and escrow amounts are expected to be received in connection with the sales of the business units. Pursuant to the terms of the modified employment agreement, Dr. Schiller continues to have the right to terminate his employment agreement if a “change of control” event occurs prior to the end of the term of his employment agreement. A change of control event could occur if more than fifty percent of the combined voting power of the outstanding securities of the Company changes from the present stockholders (See Note 14 – Subsequent Events – Employment Agreements).

The sale of Preparedness Services was completed on July 16, 2010.  As a result of this sale, the Company’s employment agreement with Dr. Schiller, as modified (the “Schiller Employment Agreement”), provides that Dr. Schiller will continue to serve as the Company’s Chairman and Chief Executive Officer through April 30, 2012, and devote the necessary working time and efforts, but less than substantially all of his working time and efforts to the business of GlobalOptions Group.  The Schiller Employment Agreement provided for a base salary of $180 per annum, plus certain living expenses through December 31, 2010 and then reduced to $150 per annum for the duration of the term.  In addition to his base salary, in December 2010, Dr. Schiller was awarded a cash bonus of $150 and Dr. Schiller became eligible for a discretionary cash bonus on or before the end of the term.  Following the completion of the term of the Schiller Employment Agreement, the Company will have the option to continue to employ Dr. Schiller on a month-to-month basis for $20 per month.

Additionally, pursuant to the terms of the Schiller Employment Agreement, upon the sale of Preparedness Services, 268,750 shares of restricted stock granted under the 2006 Executive Compensation Performance Bonus Plan (the “Performance Bonus Plan”) and 31,912 restricted stock units (“RSUs”) held by Dr. Schiller became fully vested and non-forfeitable, and the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the date of the sale of Preparedness Services, $270 was paid on August 13, 2010 and $230 was paid on March 16, 2011.  In addition, $1,685 was paid into a “rabbi trust” on August 20, 2010 and was disbursed to Dr. Schiller on July 6, 2011, a date which was six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which includes a point in time when Dr. Schiller works part-time) representing: (i) salary that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) the target cash bonus for the period January 1, 2011 through January 31, 2012; and (iii) cash in lieu of additional shares of stock, for the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Dr. Schiller. The Compensation Committee has determined that December 31, 2010 is the date of such separation of service for purposes of Section 409A of the Internal Revenue Code.

Dr. Schiller elected to have 113,650 shares, valued at $225, withheld in satisfaction of his tax obligation in connection with the vesting of the restricted stock and RSUs during the year ended December 31, 2010.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

10.  Commitments and Contingencies

Employment Agreements

Jeffrey O. Nyweide

Effective as of August 1, 2007, Mr. Nyweide and the Company terminated his consulting agreement and entered into an employment agreement providing for Mr. Nyweide’s service as the Company’s Chief Financial Officer, Executive Vice President—Corporate Development, Treasurer and Secretary, reporting to the Chairman of the Board.  The employment agreement, which had an initial term through January 31, 2010, was amended on August 13, 2009 to extend its term through January 31, 2011, and pursuant to its terms, on January 31, 2010, was further extended to January 31, 2012.  Effective May 11, 2010, the Company modified its employment agreement with Mr. Nyweide to induce him to remain with the Company to ensure the continuity of corporate operations in the event that he became entitled to terminate his employment agreement as a result of the occurrence of a “change of control,” as defined under his employment agreement, which the Compensation Committee determined would result from the sale of Preparedness Services. On December 14, 2010, the Company further modified its agreement with Mr. Nyweide to extend the term of his employment agreement to July 31, 2012 to ensure the continuity of corporate operations during the period which earnout payments and escrow amounts are expected to be received in connection with the sales of the business units. Pursuant to the terms of the modified employment agreement, Mr. Nyweide continues to have the right to terminate his employment agreement if a “change of control” event occurs prior to the end of the term of his employment agreement. A change of control event could occur if more than fifty percent of the combined voting power of the outstanding securities of the Company changes from the present stockholders (See Note 14 – Subsequent Events – Employment Agreements).

The sale of Preparedness Services was completed on July 16, 2010. As a result of this sale, the Company’s employment agreement with Mr. Nyweide, as modified (the “Nyweide Employment Agreement”), provides that Mr. Nyweide will continue to serve as its Chief Financial Officer and Executive Vice President through July 31, 2012. Mr. Nyweide will receive a base salary of $375 per annum for the first eighteen month period of such term and a reduced base salary of $180 per annum for the remaining six months, during which period Mr. Nyweide’s responsibilities are intended to be reduced.  In addition to his base salary, Mr. Nyweide earned a performance bonus of $150 in connection with the sale of Preparedness Services ($75 paid on August 11, 2010 and the remainder paid on October 15, 2010), on November 30, 2010, Mr. Nyweide earned a performance bonus of $250 in connection with the sale of Bode ($125 paid on December 10, 2010 and the remainder paid on January 5, 2012.  Following the completion of the term of the Nyweide Employment Agreement, the Company will have the option to continue to employ Mr. Nyweide on a month-to-month basis for $20 per month.

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

 Mr. Nyweide elected to have 72,977 shares, valued at $144, withheld in satisfaction of his tax obligations in connection with the vesting of the restricted stock and RSUs during the year ended December 31, 2010.

Operating Leases

Rent expense charged to continuing operations amounted to approximately $178, $198 and $194 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

During the year ended December 31, 2009, the Company issued 3,692,552 shares of common stock upon the conversion of 55,388 shares of Series D convertible preferred stock. No shares of Series D convertible preferred stock remained outstanding at December 31, 2011.

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

During the year ended December 31, 2011 and 2010, the Company issued 5,557 and 155,561 shares of its common stock, respectively, pursuant to the vesting of RSUs under the Incentive Plan.  Of the 155,561 shares issued during the year ended December 31, 2010, 63,825 and 28,187 shares were issued to the Chief Executive Officer and Chief Financial Officer, respectively.  The Chief Executive Office and Chief Financial Officer elected to have the Company withhold 24,126 and 9,528 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of these RSUs.  Such withheld shares valued at $49 and $20, respectively are reflected as treasury shares in the Company’s books and records.

During the years ended December 31, 2010 and 2009, the Company issued 26,309 and 89,577 shares of its common stock, respectively to Lippert/Heilshorn and Associates for services. Of the 89,577 shares issued during the year ended December 31, 2009, 36,900 shares valued at $75 were issued for services rendered during 2008, and 52,677 shares valued at $90 were issued for services rendered during 2009. The 26,309 shares issued during the year ended December 31, 2010 were valued at $45 for services rendered during 2010.

During the years ended December 2011, 2010 and 2009, the Company issued 325,003, 151,250 and 44 shares of its common stock, respectively, in connection with the exercise of stock options.

During the years ended December 31, 2010 and 2009, the Company issued 31,289 and 68,981 shares of its common stock, respectively under the Amended and Restated 2006 Employee Stock Purchase Plan (the “Stock Purchase Plan”).  The Company realized proceeds of $45 and $93 and recognized stock based compensation of $16 and $32, respectively in connection with the issuance of these shares. No shares were issued under the Stock Purchase Plan during 2011.

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

Repurchase of Common Stock

On October 28, 2010, the Company’s board of directors authorized the repurchase of up to $3,000 of the Company’s common stock over a period of 18 months, at such times, amounts and prices as the Company deemed appropriate. This program terminated when the Company announced a partial tender offer (the “2010 Tender Offer’ – see below.) During the year ended December 31, 2010, the Company purchased 16,627 shares of its common stock through this common stock buyback program, to be held in treasury, at an aggregate cost of $39.

On February 7, 2011, the Company’s board of directors authorized the repurchase of up to $3,000 of the Company’s common stock over a period of 18 months, at such times, amounts and prices as the Company deemed appropriate.   This program terminated when the Company announced its 2011 tender offer (see below).  No shares were repurchased under this program.

On July 21, 2011, the Company’s board of directors approved a new program (the “Stock Repurchase Program”) to repurchase shares of the Company’s common stock.  The repurchase program was established on August 4, 2011 with the authorization to repurchase of up to $1,000 of the Company’s common stock over a period of 18 months, at such times, amounts and prices as the Company shall deem appropriate. On December 14, 2011, the Company’s board of directors increased the authorization under this program to repurchase a total of $2,000 of the Company’s common stock.  During the year ended December 31, 2011, 8,674 shares were repurchased under this program, to be held in treasury, at an aggregate cost of $21. See Note 14 – Subsequent Event – Stock Repurchase Program, regarding shares purchased under this program subsequent to December 31, 2011.

Tender Offers

 On December 1, 2010, the Company commenced the 2010 Tender Offer for the purchase of up to 10,000,000 shares of its common stock at a price of $2.40 per share, net to the seller in cash, without interest. The tender offer expired on December 29, 2010. During the year ended December 31, 2010, the Company purchased and canceled 1,119,978 shares of common stock at an aggregate cost of $2,688.

On April 27, 2011 the Company commenced a partial tender offer to purchase up to 7,500,000 shares of its common stock at a price of $2.60 per share, net to the seller in cash, without interest (the “2011 Tender Offer”.)  The 2011 Tender Offer expired on May 25, 2011.  In connection with the 2011 Tender Offer, the Company purchased and canceled 7,500,000 shares of common stock at an aggregate cost of $19,650, including expenses of $152 related to the 2011 Tender Offer, offset by $2 of proceeds received from a major stock holder representing the disgorgement of a short swing profit on its sale of the Company’s stock.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

11.   Stockholders’ Equity, continued

Stockholder Rights Plan

On September 7, 2010, the Company entered into a stockholder rights plan, dated as of September 7, 2010 (the “Rights Agreement”), with Continental Transfer & Trust Company (“Continental”), as rights agent.

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

Limited Waiver of Rights Agreement and Stockholder Support Agreement

On October 27, 2010, the Company waived the provisions of the Rights Agreement for a certain large stockholder (the “Stockholder”) of the Company (the “Stockholder Exemption”). On the close of business as of that day, the Stockholder owned an aggregate of 5,766,324 shares of the Company’s stock, or approximately 40% of the common stock outstanding. In connection with this purchase, the Company entered into a support agreement with the Stockholder, the principal term of which required the Stockholder to vote in favor of the sale of Bode.

On January 19, 2012, the Company’s board of directors adopted a resolution to: (i) withdraw the Stockholder Exemption granted to the Stockholder on October 27, 2010 pursuant to the terms of Rights Agreement, dated September 7, 2010 and (ii) supersede the Stockholder exemption with a new exemption (the “New Stockholder Exemption”), as described below.

The New Stockholder Exemption provides that the Stockholder shall not be deemed an “Acquiring Person” for the purposes of the Rights Agreement unless and until either of the following occurs at any time after January 19, 2012: (i) the Stockholder acquires beneficial ownership of an additional one percent (1%) or more of the then outstanding shares of common stock of the Company, other than as a result of a stock dividend, stock split or similar transaction effected by the Company in which all holders of common stock are treated equally, or (ii) any other Person (as defined under the Rights Agreement) who is the beneficial owner of shares of common stock of the Company representing one percent (1%) or more of the then outstanding shares of common stock of the Company becomes an Affiliate or Associate of the Stockholder.

Series A Junior Participating Preferred Stock

On September 7, 2010, the Company filed a certificate of designation with the State of Delaware authorizing the designation of a total of 20,000 shares of Series A Preferred Stock.

Voting Rights

No voting rights shall attach to the Series A Preferred Stock.

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, no distribution shall be made to the holders of any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Stock.

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

As of December 31, 2011, 1,547,342 shares of common stock remain eligible to be issued under the Incentive Plan.

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

As of December 31, 2011, 1,877,612 shares of common stock remain unissued under the Stock Purchase Plan.

Equity instruments issued to employees are recorded at their fair value on the date of grant and are amortized over the vesting period of the award.  Stock based compensation for employees and directors was approximately $12, $2,141 and $2,566 for the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009, respectively, stock based compensation for employees of $0, $205 and $418 was reflected in selling and marketing expenses, and $12, $1,936 and $2,148 respectively, was reflected in general and administrative expenses.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

12. Stock Based Compensation

Equity instruments issued to non-employees are recorded at their fair value on the grant date. The non-vested portions of the award are adjusted based on market value on a quarterly basis and the adjusted value of award is amortized over the expected service period.  Stock based compensation for non-employees was approximately $0, $184 and $265 for the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009, respectively, stock based compensation for non-employees of $0, $0 and $120 was reflected in selling and marketing expenses, and $0, $184 and $145, respectively, was reflected in general and administrative expenses.

The following table summarizes total stock based compensation costs for the years ended December 31, 2011, 2010 and 2009.

For the Year Ended December 31, 2011

	Advisors And Consultants	Employees and Directors	Total
Stock Options	$-	$13	$13
Total	$-	$13	$13

For the Year Ended December 31, 2010

	Advisors and Consultants	Employees and Directors	Total
Stock Options	$132	$82	$214
RSUs	7	575	582
Stock issued to consultants for services	45	-	45
Stock purchase plan	-	16	16
Vesting of restricted shares under performance based executive bonus award	-	1,468	1,468
Total	$184	$2,141	$2,325

For the Year Ended December 31, 2009

	Advisors and Consultants	Employees and Directors	Total
Stock Options	$96	$394	$490
RSUs	4	1,100	1,104
Stock issued to consultants for services	165	-	165
Stock purchase plan	-	31	31
Vesting of restricted shares under performance based executive bonus award	-	1,041	1,041
Total	$265	$2,566	$2,831

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

12. Stock Based Compensation, continued

Stock Options

The fair value of each option grant during the years ended December 31, 2010 and 2009 was estimated on the date of grant using the Black-Scholes option pricing model. No stock options were granted during the year ended December 31, 2011. The weighted average of the assumptions used to compute the grant date value of the options granted during the years ended December 31, 2010 and 2009 were as follows:

	Years Ended December 31,
	2010	2009
Dividend yield	0%	0%
Expected volatility	103.2%	104%
Risk-free interest rate	2.69%	1.86%
Expected lives	3.0 years	3.6 years

The expected life of options granted was calculated using the simplified method set out in SEC Staff Accounting Bulletin No. 110 using the vesting term of 3 years and the contractual term of 5 years. The simplified method defines the expected life as the average of the contractual term and the vesting period.

The weighted average fair value of the options on the date of grant, using the fair value based methodology for years ended December 31, 2010 and 2009 was $1.06 and $1.24 per share, respectively.

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

On January 1, 2009, the Company granted, in the aggregate, options for the purchase of 100,000 shares of its common stock at an exercise price of $1.99 per share, under the Incentive Plan, to certain members of its advisory boards in exchange for their advisory services to the Company. The options have a five year term and vest ratably at the end of each of the four quarterly periods following the date of grant. The options have a grant date value of approximately $128 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of three years, volatility of 104%, dividends of 0%, and a risk free interest rate of 1.55%.On February 25, 2009, the Company granted, in the aggregate, options for the purchase of 267,500 shares of its common stock at an exercise price of $1.70 per share, under the Incentive Plan, to certain officers and employees.  The options have a five year term and vest ratably upon the first, second and third anniversaries of the date of grant. In the aggregate, these options have a value of approximately $325 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of four years, volatility of 104%, dividends of 0%, and a risk free interest rate of 2.06%.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

12. Stock Based Compensation, continued

Stock Options, continued

At December 31, 2011, 2010 and 2009 the unamortized fair value of employee stock options outstanding was approximately $1, $29 and $406, respectively. The unamortized portion at December 31, 2011 will be expensed over a weighted average period of 0.16 years. For the years ended December 31, 2011, 2010 and 2009 costs of approximately $13, $82 and $394 respectively, were recognized in connection with the vesting of these employee stock options.

A summary of the status of the Company’s stock option plans and the changes during the years ended December 31, 2011, 2010 and 2009, respectively, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average remaining contractual life	Intrinsic Value
Options outstanding at January 1, 2009	634,687	$3.62
Granted	442,500	$1.81
Exercised	(44)	$1.70
Forfeited	(109,362)	$2.64
Options outstanding at December 31, 2009	967,781	$2.57
Granted	175,000	$1.65
Exercised	(151,250)	$1.80
Forfeited	(426,373)	$2.38
Options outstanding at December 31, 2010	565,158	$2.64
Granted	-
Exercised	(325,003)	$1.80
Forfeited	(175,157)	$3.58
Options outstanding at December 31, 2011	64,998	$4.28	1.1 years	$3

Exercisable, December 31, 2011	60,000	$4.50	1.0 years	$-
Options vested during the year ended December 31, 2011	5,000	$1.70

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

RSUs held by executive officers and directors vest ratably on each of the first, second and third anniversaries of the grant date. RSUs held by all other employees and consultants vested ratably on the first and second anniversaries of the grant date and as of December 31, 2011, were fully vested.

At December 31, 2011, there were no unamortized expenses remaining related to the value of RSUs. For the year ended December 31, 2011, a cost of less than $1 was recognized in connection with the vesting of these employee RSUs.

A summary of the activity related to RSUs for the year ended December 31, 2011, 2010 and 2009 are presented below:

	Total	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	366,087
RSUs vested	(134,274)
RSUs forfeited	(2,994)
Nonvested at December 31, 2009	228,819
RSUs vested	(155,561)
RSUs forfeited	(64,433)
Nonvested at December 31, 2010	8,825
RSUs vested	(5,557)
RSUs forfeited	(3,268)
Nonvested at December 31, 2011	-	$-

Stock Purchase Plan

The Stock Purchase Plan was established for eligible employees to purchase shares of the Company’s common stock on a monthly basis at 85% of the lower of the market value of the Company’s common stock on the first or last business day of each month. Under the Stock Purchase Plan, employees may authorize the Company to withhold up to 15% of their compensation during any monthly offering period for common stock purchases, subject to certain limitations. The Stock Purchase Plan was implemented during July 2008 and is qualified under Section 423 of the Internal Revenue Code. For the years ended December 31, 2010 and 2009, 31,289 and 68,981 shares, respectively, were issued under the Stock Purchase Plan, resulting in total proceeds of $45 and $93, respectively. Stock based compensation recognized in connection with the issuance of these shares was $16 and $31 for the years ended December 31, 2010 and 2009, respectively. There were no shares issued for the year ended December 31, 2011 related to the Stock Purchase Plan.

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

13.  Defined Contribution Plan

The Company has a 401(k) profit sharing plan (the “401(k) Plan”), covering employees who have completed three months of service and meet certain other eligibility requirements. The 401(k) Plan provides for a discretionary matching contribution by the Company, based on employee elective deferrals, determined each payroll period. The 401(k) Plan also provides for an employer discretionary profit sharing contribution. Employees vest at a rate of 25% per year in discretionary employer contributions. The 401(k) Plan expense attributable to continuing operations amounted to approximately $12, $37 and $37 for the years ended December 31, 2011, 2010 and 2009, respectively.

14. Subsequent Events

Stock Repurchase Plan

During January 2012, the Company repurchased 1,943 shares of its common stock under the Stock Repurchase Program, to be held in treasury, at an aggregate cost of $5.

Amendments to Bylaws

On January 19, 2012, the Board approved certain amendments to the bylaws of the Company, (the “Bylaw Amendments”), which became effective immediately upon its adoption by the Board. The Bylaw Amendments: (i) add certain procedural requirements with respect to stockholder action by written consent in lieu of a meeting, consisting of (a) clarifying provisions related to the record date, (b) requiring that an inspector of election reviews and certifies written consents and (c) providing certain requirements with respect to the dating of written consents; (ii) clarify that the Board has the sole ability to fill vacancies on the Board resulting from removal and newly created directorships resulting from any increase in the authorized number of directors; and (iii) increase the requisite percentage of stockholders required to approve a Bylaw amendment to 75% of the votes entitled to be cast at any annual election of directors from a majority of such votes.

Exercise of Stock Options

During February and March 2012, the Company issued 832 shares of its common stock upon the exercise of stock options. The Company realized proceeds of $1 in connection with these option exercises.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

14. Subsequent Events, continued

Rights Agreement Amendment

On March 26, 2012, the Company entered into a First Amendment to Rights Agreement (the “First Amendment”) with Continental, as rights agent, to amend the definition of “Acquiring Person” contained in Section 1 of the Rights Agreement to lower the threshold for qualifying as an Acquiring Person to Beneficial Ownership, alone or together with all Affiliates and Associates of such Person, of more than 10% of the Common Shares then outstanding, and to make other conforming changes (each of Person, Affiliates, Associates, Beneficial Ownership and Common Shares as defined in the Rights Agreement).

Limited Waiver of Rights Agreement and Stockholder Support Agreement

On March 27, 2012, the Company entered into a support agreement (the “Genesis Support Agreement”) with Genesis Capital Advisors LLC, a Delaware limited liability company, Genesis Opportunity Fund, L.P., a Delaware limited partnership, and Genesis Asset Opportunity Fund, L.P., a Delaware limited partnership (collectively, the “2012 Stockholder”). Pursuant to the Genesis Support Agreement, the 2012 Stockholder agreed to vote all of the shares of the Company’s common voting stock owned by the 2012 Stockholder in favor of the election of all director nominees recommended by the Board at the Company’s 2012 Annual Meeting (the “Annual Meeting”)

The Genesis Support Agreement also provides that, as a condition to the 2012 Stockholder’s obligations thereunder, the Board will adopt certain resolutions providing that (i) the Stockholder, together with its affiliates, will not be deemed to be an “Acquiring Person” for the purposes of that certain Rights Agreement, dated as of September 7, 2010, as amended (such amendment is described below) (the “Rights Agreement”), by and between the Company and Continental, as rights agent, unless and until the 2012 Stockholder becomes the “Beneficial Owner” (as defined under the Rights Agreement) of more than 35% of the Company’s outstanding common stock, and (ii) that the Board approves, solely for the purposes of Section 203 of the Delaware General Corporation Law, the acquisition of additional shares of the Company’s common stock by the 2012 Stockholder. The Genesis Support Agreement also provides that if at any time the 2012 Stockholder beneficially owns less than 25% of the Company’s common stock and then at any time it increases its beneficial ownership over 25% it would be deemed an “Acquiring Person” and if at any time the 2012 Stockholder beneficially owns less than 10% of the Company’s common stock then at any time it increases its beneficial ownership over 10% it would be deemed an “Acquiring Person”.

Pursuant to its obligations under the Genesis Support Agreement and as a further inducement for the 2012 Stockholder to enter into the Genesis Support Agreement, the Company, concurrently with the execution of the Genesis Support Agreement, entered into a Registration Rights Agreement with the 2012 Stockholder pursuant to which the Company agreed to register the resale of the shares of the Company’s common stock owned by the 2012 Stockholder (See Note – Registration Rights Agreement, below).

The Genesis Support Agreement further provides that the Board shall vote to expand its size to a total of six (6) members and that it will thereafter appoint two designees of the 2012 Stockholder to serve as directors on the Board (the “Stockholder Designees”). The Board is further obligated to nominate and recommend the election of the Stockholder Designees, and to solicit proxies to such effect. The Genesis Support Agreement further provides that, should the 2012 Stockholder beneficially own less than 22% of the common stock of the Company, the 2012 Stockholder shall only retain authority to appoint one Stockholder Designee to the Board. In such case, the Board shall no longer be obligated to nominate and recommend the election of more than one Stockholder Designee and shall not be obligated to solicit proxies or otherwise promote the election to the Board of such Stockholder Designee. The Genesis Support Agreement further provides that, should the 2012 Stockholder beneficially own less than 10% of the common stock of the Company, the 2012 Stockholder shall retain no authority to appoint any Stockholder Designees to the Board. In such case, the Board shall no longer be obligated to nominate and recommend the election of any of the Stockholder Designees and shall not be obligated to solicit proxies or otherwise promote the election to the Board of any Stockholder Designee.

Additionally, the 2012 Stockholder agreed to certain standstill restrictions, effective as of the date of the Genesis Support Agreement and expiring on the earlier of 18 months following the execution of the Genesis Support Agreement or the consummation of a change of control of the Company and certain restrictions on transfer of certain of the shares owned by them.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

14. Subsequent Events, continued

Registration Rights Agreement

On March 27, 2012, the Company entered into a Registration Rights Agreement with the 2012 Stockholder (the “Registration Rights Agreement”) pursuant to its obligation under the Genesis Support Agreement. Pursuant to the Registration Rights Agreement, the Company agreed to register for resale the shares of common stock held by the 2012 Stockholder by no later than April 30, 2012. The Registration Rights Agreement further obligates the Company to use commercially reasonable efforts to cause any registration statement filed pursuant to the Registration Rights Agreement to be declared effective within 150 days following the date of the Registration Rights Agreement, and to remain effective under the Securities Act until the earlier of (i) such time as all of the 2012 Stockholders’ shares of the Company’s common stock registered by any such registration statement have been sold, or (ii) three years from the effective date of the Agreement. The Registration Rights Agreement obligates the Company to bear all fees and expenses incident to the performance of and compliance with its obligations under the Registration Rights Agreement regardless of whether or not any securities are sold pursuant to any registration statement filed pursuant to the Registration Rights Agreement. The Company is obligated to indemnify, defend and hold harmless any stockholder or affiliates, directors or employees thereof, for losses, claims, damages, liabilities and costs arising from violations of the law or the agreement, or any misstatement or omission of a material fact, perpetrated by the Company relating to any registration statement filed pursuant to the Registration Agreement. The 2012 Stockholder is obligated to indemnify, defend and hold harmless the Company and its directors, employees and agents for losses arising from any misstatement or omission of a material fact perpetrated by the Stockholder relating to any registration statement filed pursuant to the Registration Rights Agreement.

Employment Agreements

On March 26, 2012, the Company entered into an amendment (the “Schiller Amendment”) to Dr. Schiller’s employment agreement. Pursuant to the Schiller Amendment, the expiration date of Dr. Schiller’s employment with the Company was extended from July 31, 2012 to December 31, 2012. The Schiller Amendment further provides that Dr. Schiller’s base salary shall be increased from $150,000 per annum to $180,000 per annum, and provides that, as an inducement to Dr. Schiller to enter into the Schiller Amendment, the Company granted Dr. Schiller an option for the purchase of 125,000 shares of the company’s common stock at an exercise price of $3.05 per share, which vests six months after the grant date with a five year term. If Dr. Schiller’s employment with the Company is terminated without cause prior to the vesting period, all options shall vest upon the termination date. The Dr. Schiller’s Amendment further provides that, should the Company merge or acquire an operating company before the expiration date of Dr. Schiller’s employment with the Company, the Company shall pay to Dr. Schiller as severance a sum equal to 12 months of his part-time base salary ($15,000 per month) plus all benefits and cash payments accruing throughout those 12 months in a lump sum within 30 days of the date on which Dr. Schiller’s employment with the Company is terminated. The Schiller Amendment further provides that the Company shall pay to Dr. Schiller certain professional fees for personal accounting and legal fees relating to the preparation and execution of the Schiller Amendment.

On March 26, 2012, the Company entered into an amendment (the “Nyweide Amendment”) to Mr. Nyweide’s employment agreement. Pursuant to the Nyweide Amendment, the expiration date of Mr. Nyweide’s employment with the Company shall be extended from July 31, 2012 to December 31, 2012. The Nyweide Amendment further provides that, as of March 1, 2012, the Company shall pay to Mr. Nyweide a base salary of $31,250 per month as a full time employee. If the Company elects to extend the term of Mr. Nyweide’s employment beyond December 31, 2012, the Company shall pay to Mr. Nyweide a base salary of $20,000 per month as a part time employee. The Nyweide Amendment provides that, as an inducement to Mr. Nyweide to enter into the Nyweide Amendment, the Company granted Mr. Nyweide an option for the purchase of 75,000 shares of the company’s common stock at an exercise price of $3.05 per share, which vests six months after the grant date with a five year term. If Mr. Nyweide’s employment with the Company is terminated without cause prior to the vesting period, all options shall vest upon the termination date. The Nyweide Amendment further provides that, should the Company merge or acquire an operating company before the expiration date of Mr. Nyweide’s employment with the Company, the Company shall pay to Mr. Nyweide as severance a sum equal to 12 months of his part-time base salary ($15,000 per month) plus all benefits and cash payments accruing throughout those 12 months in a lump sum within 30 days of the date on which Mr. Nyweide’s employment with the Company is terminated (the “Nyweide Severance Payment”). The Nyweide Amendment further provides that the Severance Payment shall be reduced by an amount equal to $15,000 times the number of completed months worked by Mr. Nyweide from March 1, 2012 to the date of termination due to acquisition or merger. The Nyweide Amendment further provides that the Company shall pay to Mr. Nyweide certain professional fees for personal accounting and legal fees relating to the preparation and execution of the Nyweide Amendment.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

14. Subsequent Events, continued

Consulting Agreement

On March 26, 2012, the Company entered into a non-exclusive agreement with a financial advisor, for services related to identifying and evaluating potential acquisition candidates, and to the raising of additional private investment in public entity (“PIPE”) financing. The agreement has a term of one year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item  9A. Controls and Procedures.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2011.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2011, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during our fourth quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Support Agreement

On March 27, 2012, we entered into a Support Agreement (the “Genesis Support Agreement”) with Genesis Capital Advisors LLC, a Delaware limited liability company, Genesis Opportunity Fund, L.P., a Delaware limited partnership, and Genesis Asset Opportunity Fund, L.P., a Delaware limited partnership (collectively, the “Stockholder”). Pursuant to the Genesis Support Agreement, the Stockholder agreed to vote all of the shares of the Company’s common voting stock owned by the Stockholder in favor of the election of all director nominees recommended by the Board at the Company’s 2012 Annual Meeting of Stockholders (the “Annual Meeting”).

The Genesis Support Agreement also provides that, as a condition to the Stockholder’s obligations thereunder, the Board will adopt certain resolutions providing that (i) the Stockholder, together with its affiliates, will not be deemed to be an “Acquiring Person” for the purposes of that certain Rights Agreement, dated as of September 7, 2010, as amended (such amendment is described below) (the “Rights Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (“Continental”), unless and until the Stockholder becomes the “Beneficial Owner” (as defined under the Rights Agreement) of more than 35% of the Company’s outstanding common stock, and (ii) that the Board approves, solely for the purposes of Section 203 of the Delaware General Corporation Law, the acquisition of additional shares of the Company’s common stock by the Stockholder. The Genesis Support Agreement also provides that if at any time the Stockholder beneficially owns less than 25% of the Company’s common stock and then at anytime it increases its beneficial ownership over 25% it would be deemed an “Acquiring Person” and if at any time the Stockholder beneficially owns less than 10% of the Company’s common stock then at anytime it increases its beneficial ownership over 10% it would be deemed an “Acquiring Person”.

Pursuant to its obligations under the Genesis Support Agreement and as a further inducement for the Stockholder to enter into the Genesis Support Agreement, the Company, concurrently with the execution of the Genesis Support Agreement, entered into a Registration Rights Agreement with the Stockholder pursuant to which the Company agreed to register the resale of the shares of the Company’s common stock owned by the Stockholder.

The Genesis Support Agreement further provides that the Board shall vote to expand its size to a total of six members and that it will thereafter appoint two designees of the Stockholder to serve as directors on the Board (the “Stockholder Designees”). The Board is further obligated to nominate and recommend the election of the Stockholder Designees, and to solicit proxies to such effect. The Genesis Support Agreement further provides that, should the Stockholder beneficially own less than 22% of the common stock of the Company, the Stockholder shall only retain authority to appoint one Stockholder Designee to the Board. In such case, the Board shall no longer be obligated to nominate and recommend the election of more than one Stockholder Designee and shall not be obligated to solicit proxies or otherwise promote the election to the Board of such Stockholder Designee. The Genesis Support Agreement further provides that, should the Stockholder beneficially own less than 10% of the common stock of the Company, the Stockholder retain no authority to appoint any Stockholder Designees to the Board. In such case, the Board shall no longer be obligated to nominate and recommend the election of any of the Stockholder Designees and shall not be obligated to solicit proxies or otherwise promote the election to the Board of any Stockholder Designee.

Additionally, the Stockholder agreed to certain standstill restrictions, effective as of the date of the Genesis Support Agreement and expiring on the earlier of 18 months following the execution of the Support Agreement or the consummation of a change of control of the Company and certain restrictions on transfer of certain of the shares owned by them.

The foregoing description of the Genesis Support Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Genesis Support Agreement, which is filed herewith as Exhibit 10.26 and is incorporated herein by reference.

Registration Rights Agreement

On March 27, 2012, we entered into a Registration Rights Agreement with the Stockholder (the “Registration Rights Agreement”) pursuant to our obligation under the Genesis Support Agreement. Pursuant to the Registration Rights Agreement, we agreed to register for resale the shares of common stock held by the Stockholder by no later than April 30, 2012. The Registration Rights Agreement further obligates the Company to use commercially reasonable efforts to cause any registration statement filed pursuant to the Registration Rights Agreement to be declared effective within 150 days following the date of the Registration Rights Agreement, and to remain effective under the Securities Act until the earlier of (i) such time as all of the Stockholders’ shares of the Company’s common stock registered by any such registration statement have been sold, or (ii) three years from the effective date of the Agreement. The Registration Rights Agreement obligates the Company to bear all fees and expenses incident to the performance of and compliance with its obligations under the Registration Rights Agreement regardless of whether or not any securities are sold pursuant to any registration statement filed pursuant to the Registration Rights Agreement. The Company is obligated to indemnify, defend and hold harmless any Stockholder or affiliates, directors or employees thereof, for losses, claims, damages, liabilities and costs arising from violations of the law or the agreement, or any misstatement or omission of a material fact, perpetrated by the Company relating to any registration statement filed pursuant to the Registration Agreement. The Stockholder is obligated to indemnify defend and hold harmless the Company and its directors, employees and agents for losses arising from any misstatement or omission of a material fact perpetrated by the Stockholder relating to any registration statement filed pursuant to the Registration Rights Agreement.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Registration Rights Agreement, which is filed herewith as Exhibit 10.27 and is incorporated herein by reference.

Schiller Employment Agreement Modification

On March 26, 2012, we entered into an amendment (the “Schiller Amendment”) to Dr. Schiller’s employment agreement with us. Pursuant to the Schiller Amendment, the expiration date of Dr. Schiller’s employment with the Company was extended from July 31, 2012 to December 31, 2012. The Schiller Amendment further provides that Dr. Schiller’s base salary shall be increased from $150,000 per annum to $180,000 per annum; and provides that, as an inducement to Dr. Schiller to enter into the Schiller Amendment, the Company granted Dr. Schiller an option to purchase 125,000 shares of common stock at an exercise price of $3.05 per share which vest six months after the grant date with a five year term. If Dr. Schiller’s employment with the Company is terminated without cause prior to the vesting period, all options shall vest upon the termination date. The Dr. Schiller’s Amendment further provides that, should the Company merge or acquire an operating company before the expiration date of Dr. Schiller’s employment with the Company, the Company shall pay to Dr. Schiller as severance a sum equal to 12 months of his part-time base salary ($15,000 per month) plus all benefits and cash payments accruing throughout those 12 months in a lump sum within 30 days of the date on which Dr. Schiller’s employment with the Company is terminated. The Schiller Amendment further provides that the Company shall pay to Dr. Schiller certain professional fees for personal accounting and legal fees relating to the preparation and execution of the Schiller Amendment.

The foregoing description of the Schiller Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Schiller Amendment, which is filed herewith as Exhibit 10.12 and is incorporated herein by reference.

Nyweide Employment Agreement Modification

On March 26, 2012, we entered into an amendment (the “Nyweide Amendment”) to Mr. Nyweide’s employment agreement. Pursuant to the Nyweide Amendment, the expiration date of Mr. Nyweide’s employment with the Company shall be extended from July 31, 2012 to December 31, 2012. The Nyweide Amendment further provides that, as of March 1, 2012, the Company shall pay to Mr. Nyweide a base salary of $31,250 per month as a full time employee. If the Company elects to extend the term of Mr. Nyweide’s employment beyond December 31, 2012, the Company shall pay to Mr. Nyweide a base salary of $20,000 per month as a part time employee. The Nyweide Amendment provides that, as an inducement to Mr. Nyweide to enter into the Nyweide Amendment, The Company granted Mr. Nyweide options to purchase 75,000 shares of common stock with an exercise price of $3.05 which vest six months after the grant date with a five year term. If Mr. Nyweide’s employment with the Company is terminated without cause prior to the vesting period, all options shall vest upon the termination date. The Nyweide Amendment further provides that, should the Company merge or acquire an operating company before the expiration date of Mr. Nyweide’s employment with the Company, the Company shall pay to Mr. Nyweide as severance a sum equal to 12 months of his part-time base salary ($15,000 per month) plus all benefits and cash payments accruing throughout those 12 months in a lump sum within 30 days of the date on which Mr. Nyweide’s employment with the Company is terminated (the “Nyweide Severance Payment”). The Nyweide Amendment further provides that the Severance Payment shall be reduced by an amount equal to $15,000 times the number of completed months worked by Mr. Nyweide from March 1, 2012 to the date of termination due to acquisition or merger. The Nyweide Amendment further provides that the Company shall pay to Mr. Nyweide certain professional fees for personal accounting and legal fees relating to the preparation and execution of the Nyweide Amendment.

The foregoing description of the Nyweide Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Nyweide Amendment, which is filed herewith as Exhibit 10.17 and is incorporated herein by reference.

Rights Agreement Amendment

On March 26, 2012, we entered into a First Amendment to Rights Agreement (the “First Amendment”) with Continental, as rights agent, to amend the definition of “Acquiring Person” contained in Section 1 of the Rights Agreement to lower the threshold for qualifying as an Acquiring Person to Beneficial Ownership, alone or together with all Affiliates and Associates of such Person, of more than 10% of the Common Shares then outstanding, and to make other conforming changes (each of Person, Affiliates, Associates, Beneficial Ownership and Common Shares as defined in the Rights Agreement).

The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment, which is filed herewith as Exhibit 4.2 and is incorporated herein by reference.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of our Board and our executive officers. Harvey W. Schiller, Ph.D. and Per-Olof Lööf became directors and officers on June 24, 2005. John P. Bujouves was subsequently appointed to the Board on June 27, 2005, John P. Oswald on January 28, 2008 and John D. Chapman on December 14, 2010. All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by the Board and serve at the discretion of the Board.

Name	Age	Position

Executive Officers and Directors

Harvey W. Schiller, Ph.D.	72	Chairman of the Board of Directors and Chief Executive Officer

Jeffrey O. Nyweide	56	Chief Financial Officer, Executive Vice President-Corporate Development, Treasurer and Secretary

Per-Olof Lööf	61	Vice Chairman of the Board of Directors

John P. Oswald	52	Director and Chairman of the Audit, Compensation and the Nominating Committees

John P. Bujouves	49	Director

John D. Chapman	55	Director

The business experience for the past five years (and, in some instances, for prior years) of each of our directors, officers and key employees are as follows:

Harvey W. Schiller, Ph.D. has been our Chairman of the Board and Chief Executive Officer since June 2005.  He also serves as the Vice Chairman and President of the Sports, Media, and Entertainment Practice of Diversified Search Odgers Berndtson, one of the top executive search firms in the U.S.  Dr. Schiller had been Chairman of the Board of privately-held GlobalOptions, Inc. since February 2004. Prior to joining GlobalOptions, Dr. Schiller served as Chairman of Assante U.S., a provider of financial and life management products and services, from 2002 to 2004.  Prior to joining Assante, he was Chairman and Chief Executive Officer of YankeeNets from 1999 to 2002.  His previous experience includes President of Turner Sports, Inc., Executive Director and Secretary General of the United States Olympic Committee and Commissioner of the Southeastern Conference.  Prior to joining the United States Olympic Committee, Dr. Schiller served for more than 25 years in the United States Air Force, achieving the rank of Brigadier General.  Dr. Schiller is a former partner in QuanStar Group, a management consulting firm in New York, and a former advisory partner of Millennium Technology Value Partners, L.P.

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

John P. Oswald has been a director since January 2008 and has been appointed Chairman of the Audit Committee, the Compensation Committee and the Nominating Committee.  Mr. Oswald has been the President and Chief Executive Officer of the Capital Trust Group, an international merchant/investment bank with offices in London, New York, Washington, D.C. and Beirut, since 1993.  Mr. Oswald is responsible for the U.S. operations of Capital Trust Group and its worldwide investment banking operations.  His responsibilities have included managing a number of private equity funds, both in U.S. and European markets, which have focused on mezzanine and equity investments ranging from approximately $10 million to $100 million in middle market, private and public companies with revenues from $20 billion to $1 billion.  Since 1993, Mr. Oswald has also managed an extensive portfolio of U.S. real estate comprised of office/retail space primarily in suburban areas in the U.S. and Europe.  The investment banking/advisory function of Capital Trust Group includes advising clients with respect to mergers and acquisitions, financings and dispositions of holdings in the oil and gas, real estate, entertainment, education, construction, media and communications areas.  Mr. Oswald has also been responsible for completing numerous public debt offerings and public issuances of stock for the Capital Trust Group’s portfolio companies and clients.  From December 1, 2006 to 2009, Mr. Oswald was the President and Chief Executive Officer of Verus International Group, Ltd., an international merchant bank with offices in New York and Barbados.  From 1996 to 2005, Mr. Oswald served as a director of Kirkland’s Inc.  From 1986 to 1992, Mr. Oswald was a partner in the international law firm of Lord Day & Lord.  He began his career as an accountant at Arthur Andersen & Co. and he is a certified public accountant.

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

John D. Chapman was appointed as a director in 2010.  Mr. Chapman served as the Chairman of the Board of ACP Capital Limited from July 2008 through March, 2011, and the Chairman of the Board of ACP Mezzanine Limited from July 2008 to June 2010, when they were placed in voluntary liquidation.  ACP Capital Limited invested primarily in the equity of small and mid-cap European companies, and ACP Mezzanine Limited invested primarily in mezzanine debt.  Mr. Chapman also has served as the Chairman of the Board of each of the Ottoman Fund Limited and the Black Sea Property Fund Ltd since November 2008 and November 2007, respectively, companies investing in Turkish and Bulgarian properties.  In addition, Mr. Chapman has been an Executive Director of the South African Property Opportunities Plc since March 2009, a company investing in South African properties, and a member of the Boards of Trinity Capital Plc since December 2010 and Hirco Plc since May 2011, companies investing in Indian properties.  Previously, Mr. Chapman was an Executive Director of the Kazakhstan Investment Fund Ltd from June 2000 to January 2006, a company that invested in Kazakhstan, when it was placed in voluntary liquidation, an Executive Director of the Central Asia Regional Growth Fund Plc, a company that invested in the central Asia region, from March 2001 to December 2009, when it was placed in voluntary liquidation, and an Executive Director of the Ukraine Fund Ltd from June 2002 to June 2006, a company that invested in Ukraine, when it was placed in voluntary liquidation.  Additionally, Mr. Chapman was Chairman of the Board of Principle Capital Investment Trust Plc from March 2009 to April 2009, a company investing in special situations in the United Kingdom, Chairman of the Board of Momentum Energy International Inc, a Canadian energy company investing in Ukraine, from March 2004 to March 2006 when it was sold, and a director of Muni Funding Corporation of America LLC, a company investing in high yield municipal debt, from June 2008 to February 2009.  Mr. Chapman’s earlier experience includes service as an advisor on financial sector development and law enforcement issues for the U.S. Government and a number of foreign governments, work as a federal prosecutor for the Department of Justice and private legal practice in New York City.  He has been licensed as an attorney in the State of New York since 1983 and earned a CFA Charter in 1999.

Arrangements or Understandings with Respect to Nominations for Election to the Board

Mr. Chapman was elected to the Board on December 14, 2010 as the designee of Weiss Asset Management LP (“Weiss”) pursuant to the terms of that certain Support Agreement, dated as of October 27, 2010 (the “Weiss Support Agreement”), by and between Weiss, acting solely in its capacity as investment manager to certain funds managed by it, and the Company.  Under the Weiss Support Agreement, the Board was required to appoint a designee of Weiss to the Board, and as long as Weiss beneficially owns more than 15% of the Company’s outstanding common stock, the Board is required to nominate and recommend the election of a Weiss designee to the Board, and solicit proxies for the election of such Weiss designee to the Board, at any stockholder meeting providing for the election of directors.  Based on a schedule 13D/A filed with the SEC on March 27, 2012, Weiss did not beneficially own any shares of our common stock. Notwithstanding the foregoing, Mr. Chapman continues to serve as a member of our Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in the ownership of our common stock and other equity securities of ours. Such persons are required to furnish us copies of all Section 16(a) filings.

Based solely upon a review of the copies of the forms furnished to us, we believe that our officers and directors complied with all applicable filing requirements during the 2011 fiscal year except as set forth below:

On June 1, 2011, Mr. Bujouves filed a Statement of Changes in Beneficial Ownership of Securities covering two transactions that occurred on May 10, 2011.

On June 1, 2011, Mr. Lööf filed a Statement of Changes in Beneficial Ownership of Securities covering two transactions that occurred on May 11, 2011.

On June 1, 2011, Mr. Oswald filed a Statement of Changes in Beneficial Ownership of Securities covering two transactions that occurred on May 3, 2011.

Board Committees

 Our Board has three standing committees to assist it with its responsibilities. These committees are described below.

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

The Compensation Committee, which is comprised solely of independent directors, determines all compensation for our Chief Executive Officer; reviews and approves corporate goals relevant to the compensation of our Chief Executive Officer and evaluates our Chief Executive Officer’s performance in light of those goals and objectives; reviews and approves objectives relevant to other executive officer compensation; reviews and approves the compensation of other executive officers in accordance with those objectives; administers our stock option plans; approves severance arrangements and other applicable agreements for executive officers; and consults generally with management on matters concerning executive compensation and on pension, savings and welfare benefit plans where Board or stockholder action is contemplated with respect to the adoption of or amendments to such plans. The committee makes recommendations on organization, succession, the election of officers, consultantships and similar matters where Board approval is required. Our Compensation Committee is comprised of Messrs. Oswald, Bujouves, Lööf and Chapman. Mr. Oswald is the Chairman of the committee.

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

A copy of the Code of Ethics is available in the Investor Relations; Corporate Governance, portion of our website, www.globaloptionsgroup.com.  Additional copies of the Code of Ethics may be obtained without charge, from us by writing or calling: 415 Madison Avenue, 17th Floor, New York, New York 10017, Attn: Chief Financial Officer, Tel: (212) 445-6261.

Item 11. Executive Compensation

(Dollar amounts in thousands, except per share amounts)

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the named executive officers:

					Stock		Option	All Other
Name and Principal		Salary	Bonus		Awards		Awards	Compensation		Total
Position	Year	($)	($)		($) (1)		($)	($)		($)

Harvey W. Schiller, Ph.D.	2011	151	-		-		-	139	(2)	290
Chairman and Chief	2010	331	150	(3)	200	(4)	-	2,484	(5)	3,159
Executive Officer

Jeffrey O. Nyweide	2011	375	-		-		-	135	(6)	506
Chief Financial Officer	2010	375	400	(7)	150	(4)	-	1,509	(8)	2,420
and Executive Vice
President

(1)	The amounts listed in this column are performance-based compensation and reflect the probable outcome award value at the date of grant in accordance with FASB ASC Topic 718. The stock awards for each of Dr. Schiller and Mr. Nyweide were granted under the terms of a performance bonus program pursuant to the terms outlined by the Compensation Committee of the Board (the “Performance Bonus Plan”) established on December 5, 2006, and as outlined in the Executive Compensation Plan discussed below. The performance measures, as determined by the Compensation Committee, include components for operations and business integration improvements, achieving revenue goals, overall performance of the company’s stock price and incorporates contractual performance deemed earned on July 16, 2010 upon the sale of Preparedness Services.

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

Seeding of Restricted Shares Under the Plan. In order to seed shares of non-vested restricted stock under the Performance Bonus Plan, on December 19, 2006, Dr. Schiller and Mr. Nyweide were granted 100,000 shares and 75,000 shares and on July 24, 2008 were granted 250,000 and 187,500 shares of restricted stock, respectively, under the original 2006 Long Term Incentive Plan which was subject to vesting upon the achievement of performance criteria. As of December 31, 2011 and 2010, there remained no unvested shares.

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

(2)	Amount includes cash payments of $126 for the rental of an apartment in New York City, $13 for the reimbursement of professional fees, and payments toward travel to and from Dr. Schiller’s home.

(3)	Amount represents a cash bonus earned in recognition for services provided in the year 2010 and paid on December 15, 2010.

(4)	On January 31, 2010, pursuant to the renewal terms of their respective agreements, the Compensation Committee extended the eligibility period to January 31, 2012 for the performance awards available to be earned by Dr. Schiller and Mr. Nyweide under the Performance Bonus Plan, resulting in a new award effective on January 31, 2010. Pursuant to the terms of the Performance Bonus Plan, we have estimated the probable values at January 31, 2009 of those modifications to be $200 and $150, respectively. Incorporated into this award was the continuation of uncapped performance measures. Accordingly, the effective limitation for this award on the date of the award would have been 839,245 and 628,687 shares valued at $1,174 and $880 for Dr. Schiller and Mr. Nyweide respectively, representing the remaining shares that would have been available under the original 2006 Long-Term Incentive Plan as of the date of this award.

(5)	Amount represents cash awards paid and accrued and stock-based awards vested in connection with the occurrence of a “change of control” as defined in the employment agreements of Dr. Schiller, which the Compensation Committee of the Board determined resulted upon the completion of the sale of Preparedness Services, including: (a) the probable grant date value of $233 for restricted stock awards deemed earned by Dr. Schiller upon the sale of Preparedness Services and not paid in cash in lieu of shares and not otherwise included in the “stock awards” column in this table. (b) the target cash bonus award for the year 2010 that was deemed to be earned. (Out of the amount of the 2010 cash bonus award that was deemed earned through the date of the sale of Preparedness Services, $270 was paid on August 13, 2010, and the remaining $230 was paid on March 16, 2011), and (c) $1,685 was paid into a “rabbi trust” on August 20, 2010 and disbursed to Dr.Schiller on July 16, 2011, representing: (i) salary that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) the target cash bonus for the period January 1, 2011 through January 31, 2012; and (iii) cash in lieu of additional shares of stock, for the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Dr. Schiller.

Amount also includes cash payments of $53 for the rental of an apartment in New York City, $7 for the reimbursement of professional fees, and payments toward travel to and from Dr. Schiller’s home.

(6)	Amount includes payments of a housing allowance of $108 for the rental of an apartment in New York City, $10 related to a 401(k), reimbursement of professional fees of $13, and $3 for the reimbursement of parking fees.

(7)	Amount represents bonus of $150 earned in connection with the sale of Preparedness Services and paid $75 on August 11, 2010 and $75 on October 15, 2010, and bonus of $250 earned in connection with the sale of Bode of which $125 was paid on December 10, 2010 and $125 was paid on or about January 5, 2012.

(8)	Amount represents cash awards paid and accrued and stock-based awards vested in connection with the occurrence of a “change of control” as defined in the employment agreements of Mr. Nyweide, which the Compensation Committee of the Board determined resulted upon the completion of the sale of Preparedness Services, including: (a) the probable grant date value of $175 for restricted stock awards deemed earned by Mr. Nyweide upon the sale of Preparedness Services and not paid in cash in lieu of shares and not otherwise included in the “stock awards” column in this table. (b) the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the date of the sale of Preparedness, $202 was paid on August 13, 2010, and the remaining $173 was paid in March 2011. (c) $821was paid into a “rabbi trust” on August 20, 2010 and will be disbursed to Mr. Nyweide six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Mr. Nyweide works part-time) which date of separation of service has been determined to be January 31, 2012 , representing: (i) salary that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) the target cash bonus for the period January 1, 2011 through January 31, 2012; and (iii) cash in lieu of additional shares of stock, for the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Mr. Nyweide.

Amount also includes payments of a housing allowance of $108 for the rental of an apartment in New York City, parking, life insurance, 401(k) and professional fees of $10.

Employment Agreements and Payments upon a Change of Control

Harvey W. Schiller, Ph.D.

We entered into a three-year employment agreement with Dr. Schiller, our Chairman and Chief Executive Officer, in January 2004.  The agreement was initially amended on December 19, 2006 to extend the term through January 31, 2010; subsequently on August 13, 2009 the term was extended through January 31, 2011 and on January 31, 2010 pursuant to its terms was extended to January 31, 2012.  Effective May 11, 2010, we again modified our employment agreement with Dr. Schiller to induce him to remain with the Company in the event that he became entitled to terminate his employment agreement as a result of the occurrence of a “change of control,” as defined under his employment agreement, which the Compensation Committee of the Board determined would result from the completion of the sale of Preparedness Services. On December 14, 2010 we further modified our agreement with Dr. Schiller, principally, to extend the term of Dr. Schiller’s employment with us through April 30, 2012. On December 12, 2011 the term of Dr. Schiller’s agreement was extended to July 31, 2012. Pursuant to the terms of the modified employment agreement, Dr. Schiller continues to have the right to terminate his employment agreement if a “change of control” event occurs prior to the end of the term of his employment agreement. A change of control event could occur if more than fifty percent of the combined voting power of the outstanding securities of the Company changes from the present stockholders.

The sale of Preparedness Services was completed on July 16, 2010.  As a result of this sale, our employment agreement with Dr. Schiller, as modified (the “Schiller Employment Agreement”), provides that Dr. Schiller will continue to serve as our Chairman and Chief Executive Officer through April 30, 2012, and devote the necessary working time and efforts, but less than substantial working time and efforts, to the business of GlobalOptions Group.  The Schiller Employment Agreement provides for a base salary of $180 per annum, plus certain living expenses through December 31, 2010 and then reduced to $150 per annum for the duration of the term.  In addition to his base salary, in December 2010, Dr. Schiller was awarded a cash bonus of $150 and Dr. Schiller became eligible for a discretionary cash bonus on or before the end of the term.  Following the completion of the term of the Schiller Employment Agreement, we will have the option to continue to employ Dr. Schiller on a month-to-month basis for $20 per month.

Additionally, pursuant to the terms of the Schiller Employment Agreement, upon the sale of Preparedness Services, 268,750 shares of restricted stock granted under the the Performance Bonus Plan and 31,912 restricted stock units (“RSUs”) held by Dr. Schiller became fully vested and non-forfeitable, and the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the date of the sale of Preparedness Services, $270 was paid on August 13, 2010, and the remaining $230 was paid in March 2011.  In addition, $1,685 was paid into a “rabbi trust” on August 20, 2010 representing: (i) salary that would have been earned by Dr. Schiller for the period August 1, 2010 through January 31, 2012; (ii) the target cash bonus for the period January 1, 2011 through January 31, 2012; and (iii) cash in lieu of additional shares of stock, for the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Dr. Schiller.

Pursuant to the terms of Dr. Schiller’s employment agreement, all amounts held in rabbi trust were to be paid to Dr. Schiller six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Dr. Schiller works part-time). The Compensation Committee has determined that December 31, 2010 was the date of such separation of service for purposes of Section 409A of the Internal Revenue Code, and the $1,685 held in rabbi trust was disbursed to Dr. Schiller on July 6, 2011.

Dr. Schiller elected to have 113,650 shares, valued at $225, withheld in satisfaction of his tax obligation related to the vesting of the restricted stock and RSUs in connection with the sale of Preparedness Services.

On March 26, 2012, we entered into the Schiller Amendment. Pursuant to the Schiller Amendment, the expiration date of Dr. Schiller’s employment with the Company was extended from July 31, 2012 to December 31, 2012. The Schiller Amendment further provides that Dr. Schiller’s base salary shall be increased from $150,000 per annum to $180,000 per annum; and provides that, as an inducement to Dr. Schiller to enter into the Schiller Amendment, the Company granted to Dr. Schiller an option to purchase 125,000 shares of common stock at an exercise price of $3.05 per share which vest six months after the grant date with a five year term. If Dr. Schiller’s employment with the Company is terminated without cause prior to the vesting period, all options shall vest upon the termination date. The Schiller Amendment further provides that, should the Company merge or acquire an operating company before the expiration date of Dr. Schiller’s employment with the Company, the Company shall pay to Dr. Schiller as severance a sum equal to 12 months of his part-time base salary ($15,000 per month) plus all benefits and cash payments accruing throughout those 12 months in a lump sum within 30 days of the date on which Dr. Schiller’s employment with the Company is terminated.The Schiller Amendment further provides that the Company shall pay to Dr. Schiller certain professional fees for personal accounting and legal fees relating to the preparation and execution of the Schiller Amendment.

Jeffrey O. Nyweide

Effective as of August 1, 2007, Mr. Nyweide and ourselves terminated his consulting agreement and entered into an employment agreement providing for Mr. Nyweide’s service as our Chief Financial Officer, Executive Vice President—Corporate Development, Treasurer and Secretary, reporting to the Chairman of the Board.  The employment agreement, which had an initial term through January 31, 2010, was amended on August 13, 2009 to extend its term through January 31, 2011, and pursuant to its terms, on January 31, 2010, was further extended to January 31, 2012.  Effective May 11, 2010, we again modified our employment agreement with Mr. Nyweide to induce him to remain with the Company in the event that he became entitled to terminate his employment agreement as a result of the occurrence of a “change of control,” as defined under his employment agreement, which the Compensation Committee determined would result from the sale of Preparedness Services. On December 14, 2010, we further modified our agreement with Mr. Nyweide to extend the term of his employment agreement to July 31, 2012. Pursuant to the terms of the modified employment agreement, Mr. Nyweide continues to have the right to terminate his employment agreement if a “change of control” event occurs prior to the end of the term of his employment agreement. A change of control event could occur if more than fifty percent of the combined voting power of the outstanding securities of the Company changes from the present stockholders.

 The sale of Preparedness Services was completed on July 16, 2010. As a result of this sale, our employment agreement with Mr. Nyweide, as modified (the “Nyweide Employment Agreement”), provides that Mr. Nyweide will continue to serve as its Chief Financial Officer and Executive Vice President through July 31, 2012. Mr. Nyweide will receive a base salary of $375 per annum for the first eighteen month period of such term and a reduced base salary of $180 per annum for the remaining six months, during which period Mr. Nyweide’s responsibilities are intended to be reduced.  In addition to his base salary, Mr. Nyweide earned a performance bonus of $150,000 in connection with the sale of Preparedness Services ($75 paid on August 11, 2010 and the remainder paid on October 15, 2010), on November 30, 2010, Mr. Nyweide earned a performance bonus of $250 in connection with the sale of Bode ($125 paid on December 10, 2010 and the remainder paid on January 5, 2012).  Following the completion of the term of the Nyweide Employment Agreement, w will have the option to continue to employ Mr. Nyweide on a month-to-month basis for $20 per month.

Additionally, pursuant to the terms of the Nyweide Employment Agreement, upon the sale of Preparedness Services, 201,813 shares of restricted stock granted under the Performance Bonus Plan and 14,093 RSUs held by Mr. Nyweide became fully vested and non-forfeitable, and the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the sale of Preparedness Services, $202was paid on August 13, 2010, and the remaining $173 will be paid in March 2011.  In addition, $821was paid into a “rabbi trust” on August 23, 2010 and will be disbursed to Mr. Nyweide six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Mr. Nyweide works part-time), representing: (i) 50% of the salary and 100% of benefits, including a housing allowance, that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) 50% of the target cash bonus for the period January 1, 2011 through January 31, 2012 ; and (iii) cash in lieu of additional shares of stock for 50% of the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Mr. Nyweide. The Compensation Committee has determined that January 31, 2012 is the date of such separation of service for purposes of Section 409A of the Internal Revenue Code.

 Mr. Nyweide elected to have 72,977 shares, valued at $144, withheld in satisfaction of his tax obligations in connection with the vesting of the restricted stock and RSUs in connection with the sale of Preparedness Services.

On March 26, 2012, we entered into the Nyweide Amendment. Pursuant to the Nyweide Amendment, the expiration date of Mr. Nyweide’s employment with the Company shall be extended from July 31, 2012 to December 31, 2012, The Nyweide Amendment further provides that, as of March 1, 2012, the Company shall pay to Mr. Nyweide a full time base salary of $31,250 per month. If the Company elects to extend the term of Mr. Nyweide’s employment beyond December 31, 2012, the Company shall pay to Mr. Nyweide a part time base salary of $20,000 per month. The Nyweide Amendment provides that, as an inducement to Mr. Nyweide to enter into the Nyweide Amendment, The Company granted Mr. Nyweide 75,000 options to purchase shares of common stock at an exercise price of $3.05 which vest six months after the grant date with a five year term. If Mr. Nyweide’s employment with the Company is terminated without cause prior to the vesting period, all options shall vest upon the termination date. The Nyweide Amendment further provides that, should the Company merge or acquire an operating company before the expiration date of Mr. Nyweide’s employment with the Company, the Company shall pay to Mr. Nyweide as severance a sum equal to 12 months of his part-time base salary ($15,000 per month) plus all benefits and cash payments accruing throughout those 12 months in a lump sum within 30 days of the date on which Mr. Nyweide’s employment with the Company is terminated (the “Nyweide Severance Payment”). The Nyweide Amendment further provides that the Severance Payment shall be reduced by an amount equal to $15,000 times the number of completed months worked by Mr. Nyweide from March 1, 2012 to the date of termination due to acquisition or merger. The Nyweide Amendment further provides that the Company shall pay to Mr. Nyweide certain professional fees for personal accounting and legal fees relating to the preparation and execution of the Modification.

Benefit Plans

Amended and Restated 2006 Long-Term Incentive Plan

Our 2006 Long-Term Incentive Plan was originally adopted on December 5, 2006.  On July 24, 2008, our stockholders approved the Amended and Restated 2006 Long-Term Incentive Plan (the “Incentive Plan”), which became effective immediately following its approval and replaced the original 2006 Long-Term Incentive Plan.

The Incentive Plan provides for the issuance of up to 3,000,000 shares of our common stock, increased from 1,500,000 under the original 2006 Long-Term Incentive Plan.  As of March 28, 2012 there are options to purchase 64,998 shares of our common outstanding under this plan.  The Compensation Committee has the authority to determine the amount, type and terms of each award, but may not grant awards under the Incentive Plan, in any combination, for more than 625,000 shares of our common stock to any individual during any calendar year, increased from 312,500 under the original 2006 Long-Term Incentive Plan.  As of March 28, 2012, 1,547,342 shares remain eligible to be issued under the Incentive Plan.

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

The Stock Purchase Plan permits eligible employees to automatically purchase at the end of each month at a discounted price, a certain number of shares of our common stock by having the effective purchase price of such shares withheld from their base pay.  The Stock Purchase Plan provides for the issuance of up to 2,000,000 shares of our common stock, increased from 250,000 under the original 2006 Employee Stock Purchase Plan.  As of March 28, 2012, 1,877,612 shares remain eligible to be issued under the Stock Purchase Plan.

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

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options, stock that has not vested, or equity incentive plan awards for the named executive officers as of December 31, 2011. However, on March 26, 2012, the Company granted to each of Dr. Schiller and Mr. Nyweide options to purchase 125,000 shares of common stock and 75,000 shares of common stock, respectively. The options granted to each of Dr. Schiller and Mr. Nyweide vest six months after the grant date, provided that if either is terminated without cause prior to such period, all such options held by him will vest immediately.

Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each of our Directors who is not a named executive officer and who served on our Board during the fiscal year ended December 31, 2011:

Name	Fees Earned ($)	Total ($)
Per-Olof Lööf	46	46

John Bujouves	46	46

John P. Oswald	76	76

John D. Chapman	36	36

2011 Director’s Plan

A compensation plan for our Board was in place for 2011. Following the Directors Plan, each non-employee member of our Board was entitled to receive cash compensation consisting of an annual cash retainer of $20,000 a fee of $2,500 for attending each board meeting, a fee of $2,500 for attending each committee meeting and a fee of $500 for participating via telephone at each board and committee meeting (the committee chair receives a supplemental fee). Compensation arrangements for our Directors have not changed for 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 27, 2012 by:

•	each person who is known by us to beneficially own 5% or more of our common stock;

•	each of our directors and named executive officers; and

•	all of our directors and executive officers, as a group.

Except as otherwise set forth below, the address of each of the persons listed below is GlobalOptions Group, Inc.,

415 Madison Avenue, 17th Floor, New York, New York 10017. Unless otherwise indicated, the common stock beneficially owned by a holder includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person, and also includes options to purchase shares of our common stock exercisable within 60 days that have been granted under our incentive stock plans.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)
	Shares	%
5% or Greater Stockholders:

Genesis Capital Advisors, LLC(2)	1,708,829	27.6
Artio Global Management LLC (3)	718,026	11.6
Eric S. Weinstein (4)	699,877	11.3

Directors and Named Executive Officers:

Harvey W. Schiller, Ph.D.	281,143	4.5
Jeffrey O. Nyweide	139,897	2.3
Per-Olof Lööf (5)	42,057	*
John P. Bujouves (6)	59,355	1.0
John P. Oswald (7)	33,491	*
John D. Chapman	6,380	*

All executive officers and directors as a group (6 persons) (8)	562,323	9.0

* Represents holdings of less than 1% of shares outstanding.

(1)	Based upon 6,192,762 shares of our common stock outstanding on March 27, 2012 and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of March 27, 2012.

(2)	Based solely on information provided by Genesis. Represents 1,535,529 shares of common stock held by Genesis Opportunity Fund, L.P. and 173,300 shares of common stock held by Genesis Asset Opportunity Fund, L.P. Genesis Capital Advisors LLC is the investment manager of each of Genesis Opportunity Fund, L.P. and Genesis Asset Opportunity Fund L.P. Each of Ethan Benovitz, Daniel Saks and Jaime Hartman are managing members of Genesis Capital Advisors LLC and share voting and dispositive power over the securities held by Genesis Opportunity Fund, L.P. and Genesis Asset Opportunity Fund L.P. Each of Ethan Benovitz, Daniel Saks and Jaime Hartman disclaim beneficial ownership of such securities. The business address of Genesis Capital Advisors LLC is 1212 Avenue of the Americas, 19th Floor, New York, NY 10036.

(3)	Based solely on information contained in a report on Schedule 13G/A filed with the SEC on July 13, 2010 by Artio Global Management LLC. The business address of Artio Global Management LLC is 330 Madison Avenue, Suite 12A, New York, NY 10017.

(4)	Based solely on information contained in a Schedule 13G/A filed with the SEC on February 24, 2011 by Mr. Weinstein. Mr. Weinstein’s address is 46 Maddock Road, Titusville, NJ 08560.

(5)	Represents 12,250 shares of common stock and 25,000 shares of our common stock issuable upon exercise of stock options held by Mr. Lööf individually, and 4,807 shares of our common stock held by Lööf Holdings, LLC, a limited liability company controlled by Mr. Lööf. Mr. Lööf may be deemed to be the beneficial owner of the shares of our common stock held by Lööf Holdings, LLC.

(6)	Represents 12,250 shares of common stock and 25,000 shares of our common stock issuable upon exercise of stock options held by Mr. Bujouves individually, and 22,105 shares of our common stock held by Globacor Capital Inc., of which Mr. Bujouves is Chairman. Mr. Bujouves may be deemed to be the beneficial owner of the shares of our common stock held by Globacor Capital Inc. Mr. Bujouves disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(7)	Represents 12,669 shares of our common stock and 10,000 shares of our common stock issuable upon exercise of stock options held by Mr. Oswald individually, and 10,822 shares of our common stock held by Capital Trust Investments Limited, of which Mr. Oswald is a director. Mr. Oswald may be deemed to be the beneficial owner of the shares of our common stock held by Capital Trust Investments Limited. Mr. Oswald disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(8)	Consists of 502,323 shares of our common stock and 60,000 shares of our common stock issuable upon exercise of stock options.

Equity Compensation Plan Information

See Part II, Item 5, “Securities Authorized for Issuance under Equity Compensation Plans” for information regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

None.

Director Independence

The Board has determined that each of our directors, except for Dr. Schiller, is “independent” under the independence standards of NASDAQ and applicable SEC rules

ITEM 14.   Principal Accountant Fees and Services

(Dollar amounts in thousands)

Audit Fees. The aggregate fees billed for professional services rendered was $303 and $447 for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2011 and 2010, respectively, which services included the cost of the reviews of the condensed consolidated financial statements for the years ended December 31, 2011 and 2010, and other periodic reports for each respective year.

Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered was $0 and $0 for the years ended December 31, 2011 and 2010, respectively.

Tax Fees. For the years ended December 31, 2011 and 2010, the principal accountant billed $177 and $103, respectively, for tax compliance.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant which were $0 and $3, respectively, for the fiscal years ended December 31, 2011 and 2010.

Audit Committee Policies and Procedures. The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors, subject to the de-minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which should be nonetheless be approved by the Board prior to the completion of the audit. Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Audit Committee before the filing of the previous year’s Annual Report on Form 10-K. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Since May 6, 2003, the effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Marcum, LLP, has been approved in advance by the Board, and none of those engagements made use of the de-minimums exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

Part IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of April 23, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc. and Guidepost Solutions LLC. (13)

2.2	Asset Purchase Agreement, dated May 13, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc. and Witt Group Holdings, LLC. (15)

2.3	Asset Purchase Agreement, dated June 11, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc. and GlobalOptions Services, Inc. (16)

2.4	Stock Purchase Agreement, dated August 11, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc., The Bode Technology Group, Inc. and LSR Acquisition Corp. (now known as SolutionPoint International, Inc.)(17)

3.1	Certificate of Incorporation of GlobalOptions Group, Inc. (4)

3.2	Certificate of Amendment to Certificate of Incorporation. (6)

3.3	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series D Convertible Preferred Stock. (8)

3.4	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A Junior Participating Preferred Stock. (19)

3.5	Bylaws. (4)

3.6	Amendment to Bylaws. (7)

3.7	Amendments to Bylaws. (22)

4.1	Rights Agreement, dated as of September 7, 2010, between GlobalOptions Group, Inc. and Continental Transfer & Trust Company. (19)

4.2	Amendment No. 1 to Rights Agreement, dated as of March 26, 2012 between GlobalOptions Group, Inc. and Continental Transfer & Trust Company.*

10.1	2005 Stock Option Plan. (2)

10.2	2006 Stock Option Plan. (3)

10.3	Amended and Restated 2006 Long-Term Incentive Plan. (11)

10.4	Amended and Restated 2006 Employee Stock Purchase Plan. (11)

10.5	Employment Agreement, dated as of January 29, 2004, between Harvey W. Schiller, Ph.D. and GlobalOptions, Inc. (1)

10.6	Letter Agreement among GlobalOptions Group, Inc., GlobalOptions, Inc. and Harvey W. Schiller, Ph.D., dated January 29, 2004, pursuant to which GlobalOptions Group, Inc. assumed Dr. Schiller’s original employment agreement with GlobalOptions, Inc. (1)

10.7	Amendment to Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 19, 2006. (5)

10.8	Modification of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of August 13, 2009. (12)

10.9	Modification of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of May 13, 2010. (18)

10.10	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 14, 2010. (21)

10.11	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 12, 2011.*

10.12	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of March 26, 2012.*

10.13	Employment Agreement, dated July 30, 2007, between Jeffrey O. Nyweide and GlobalOptions Group, Inc. (10)

10.14	Modification of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of August 13, 2009. (12)

10.15	Modification of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of May 13, 2010. (18)

10.16	Amendment of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of December 14, 2010. (21)

10.17	Amendment of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of March 26, 2012.*

10.18	Secured Promissory Note, dated April 30, 2010, by and between Guidepost Solutions LLC and GlobalOptions Group, Inc. (14)

10.19	Security Agreement, dated April 30, 2010, by and between Guidepost Solutions LLC and GlobalOptions Group, Inc. (14)

10.20	Intercreditor Agreement, dated April 30, 2010, by and among Guidepost Solutions LLC, GlobalOptions Group, Inc., Bart M. Schwartz, Joseph Rosetti and 3-DRS International, Ltd. (14)

10.21	License Agreement, dated July 16, 2010, by and between GlobalOptions Group, Inc. and Witt Group Holdings, LLC. (18)

10.22	License Agreement, dated July 19, 2010, by and between GlobalOptions Group, Inc. and GlobalOptions Services, Inc. (18)

10.23	Rapid Data License Agreement, dated July 19, 2010, by and between GlobalOptions Group, Inc. and GlobalOptions Services, Inc. (18)

10.24	Intellectual Property Assignment, dated July 19, 2010, between GlobalOptions Group, Inc., GlobalOptions, Inc. and GlobalOptions Services, Inc. (18)

10.25	Support Agreement, dated October 27, 2010, by and between Weiss Asset Management LP and GlobalOptions Group, Inc. (20)

10.26	Support Agreement, dated March 27, 2012, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc.*

10.27	Registration Rights Agreement, dated March 27, 2012, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc.*

21.1	Subsidiary of GlobalOptions Group, Inc.*

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* **	Filed herewith Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 30, 2005, as amended.

(2)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on August 11, 2005.

(3)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 16, 2006.

(4)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 11, 2006.

(5)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 22, 2006.

(6)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on February 23, 2007.

(7)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 16, 2007.

(8)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on July 26, 2007.

(9)	Incorporated by reference to the exhibits included with our registration statement on Form SB-2, as amended, originally filed with the SEC on August 2, 2007.

(10)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-QSB filed with the SEC on August 14, 2007.

(11)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on July 30, 2008.

(12)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q filed with the SEC on August 14, 2009.
(13)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on April 29, 2010.
(14)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 6, 2010.
(15)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 13, 2010.
(16)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on June 11, 2010.
(17)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on August 12, 2010.
(18)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q filed with the SEC on August 16, 2010.
(19)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on September 8, 2010.
(20)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on October 28, 2010.
(21)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on January 23, 2012.
(22)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on January 23, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALOPTIONS GROUP, INC.

Dated: March 30, 2012	By:	/s/ Harvey W. Schiller

Harvey W. Schiller Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 30, 2012	By:	/s/ Jeffrey O. Nyweide

Jeffrey O. Nyweide Executive Vice President-Corporate Development, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Harvey W. Schiller	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012
Harvey W. Schiller

/s/ Jeffrey O. Nyweide	Executive Vice President ─ Corporate Development, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)	March 30, 2012
Jeffrey O. Nyweide

/s/ Per-Olof Lööf	Director	March 30, 2012
Per-Olof Lööf
/s/ John P. Oswald	Director	March 30, 2012
John P. Oswald

/s/ John P. Bujouves	Director	March 30, 2012
John P. Bujouves

	Director	March 30, 2012
John D. Chapman

Exhibit Index

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of April 23, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc. and Guidepost Solutions LLC. (13)

2.2	Asset Purchase Agreement, dated May 13, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc. and Witt Group Holdings, LLC. (15)

2.3	Asset Purchase Agreement, dated June 11, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc. and GlobalOptions Services, Inc. (16)

2.4	Stock Purchase Agreement, dated August 11, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc., The Bode Technology Group, Inc. and LSR Acquisition Corp. (now known as SolutionPoint International, Inc.)(17)

3.1	Certificate of Incorporation of GlobalOptions Group, Inc. (4)

3.2	Certificate of Amendment to Certificate of Incorporation. (6)

3.3	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series D Convertible Preferred Stock. (8)

3.4	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A Junior Participating Preferred Stock. (19)

3.5	Bylaws. (4)

3.6	Amendment to Bylaws. (7)

3.7	Amendments to Bylaws. (22)

4.1	Rights Agreement, dated as of September 7, 2010, between GlobalOptions Group, Inc. and Continental Transfer & Trust Company. (19)

4.2	Amendment No. 1 to Rights Agreement, dated as of March 26, 2012 between GlobalOptions Group, Inc. and Continental Transfer & Trust Company.*

10.1	2005 Stock Option Plan. (2)

10.2	2006 Stock Option Plan. (3)

10.3	Amended and Restated 2006 Long-Term Incentive Plan. (11)

10.4	Amended and Restated 2006 Employee Stock Purchase Plan. (11)

10.5	Employment Agreement, dated as of January 29, 2004, between Harvey W. Schiller, Ph.D. and GlobalOptions, Inc. (1)

10.6	Letter Agreement among GlobalOptions Group, Inc., GlobalOptions, Inc. and Harvey W. Schiller, Ph.D., dated January 29, 2004, pursuant to which GlobalOptions Group, Inc. assumed Dr. Schiller’s original employment agreement with GlobalOptions, Inc. (1)

10.7	Amendment to Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 19, 2006. (5)

10.8	Modification of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of August 13, 2009. (12)

10.9	Modification of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of May 13, 2010. (18)

10.10	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 14, 2010. (21)

10.11	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 12, 2011.*

10.12	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of March 26, 2012.*

10.13	Employment Agreement, dated July 30, 2007, between Jeffrey O. Nyweide and GlobalOptions Group, Inc. (10)

10.14	Modification of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of August 13, 2009. (12)

10.15	Modification of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of May 13, 2010. (18)

10.16	Amendment of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of December 14, 2010. (21)

10.17	Amendment of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of March 26, 2012.*

10.18	Secured Promissory Note, dated April 30, 2010, by and between Guidepost Solutions LLC and GlobalOptions Group, Inc. (14)

10.19	Security Agreement, dated April 30, 2010, by and between Guidepost Solutions LLC and GlobalOptions Group, Inc. (14)

10.20	Intercreditor Agreement, dated April 30, 2010, by and among Guidepost Solutions LLC, GlobalOptions Group, Inc., Bart M. Schwartz, Joseph Rosetti and 3-DRS International, Ltd. (14)

10.21	License Agreement, dated July 16, 2010, by and between GlobalOptions Group, Inc. and Witt Group Holdings, LLC. (18)

10.22	License Agreement, dated July 19, 2010, by and between GlobalOptions Group, Inc. and GlobalOptions Services, Inc. (18)

10.23	Rapid Data License Agreement, dated July 19, 2010, by and between GlobalOptions Group, Inc. and GlobalOptions Services, Inc. (18)

10.24	Intellectual Property Assignment, dated July 19, 2010, between GlobalOptions Group, Inc., GlobalOptions, Inc. and GlobalOptions Services, Inc. (18)

10.25	Support Agreement, dated October 27, 2010, by and between Weiss Asset Management LP and GlobalOptions Group, Inc. (20)

10.26	Support Agreement, dated March 27, 2012, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc.*

10.27	Registration Rights Agreement, dated March 27, 2012, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc.*

21.1	Subsidiary of GlobalOptions Group, Inc.*

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* **	Filed herewith Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 30, 2005, as amended.

(2)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on August 11, 2005.

(3)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K filed with the SEC on June 16, 2006.

(4)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 11, 2006.

(5)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 22, 2006.

(6)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on February 23, 2007.

(7)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 16, 2007.

(8)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on July 26, 2007.

(9)	Incorporated by reference to the exhibits included with our registration statement on Form SB-2, as amended, originally filed with the SEC on August 2, 2007.

(10)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-QSB filed with the SEC on August 14, 2007.

(11)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on July 30, 2008.

(12)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q filed with the SEC on August 14, 2009.
(13)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on April 29, 2010.
(14)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 6, 2010.
(15)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 13, 2010.
(16)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on June 11, 2010.
(17)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on August 12, 2010.
(18)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q filed with the SEC on August 16, 2010.
(19)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on September 8, 2010.
(20)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on October 28, 2010.
(21)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on January 23, 2012.
(22)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on January 23, 2012.

