Form 10-Q
period 2012-03-31
GlobalOptions Group, Inc.
filed 2012-05-15
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-54638

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

Yes ☒ No ☐

As of May 15, 2012, there were 6,197,760 shares of the issuer’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Form 10-Q

March 31, 2012

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements.
Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	1
Condensed Consolidated Statements of Operations for the Three Months Ended
March 31, 2012 and 2011 (Unaudited)	2
Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended
March 31, 2012 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2012 and 2011 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	18

ITEM 4. Controls and Procedures.	18

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings.	19

ITEM 1A. Risk Factors.	19

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	19

ITEM 3. Defaults Upon Senior Securities.	19

ITEM 4. Mine Safety Disclosures	19

ITEM 5. Other Information.	19

ITEM 6. Exhibits.	20

SIGNATURES	21

Part I Financial Information

Item 1. Financial Statements

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,171	$9,227
Restricted cash equivalents - deferred compensation	822	822
Funds held in escrow related to the sales of business units	-	2,450
Amounts due from buyers related to the sales of business units	-	301
Prepaid expenses and other current assets	163	216

Total assets	$21,156	$13,016

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$37	$105
Accrued compensation and related benefits	48	304
Deferred compensation	821	821
Other current liabilities	371	291
Current liabilities of discontinued operations	693	1,194

Total liabilities	1,970	2,715

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,880,000 shares authorized, no shares issued or outstanding;	-	-
Series D convertible preferred stock, non-voting, $0.001 par value, 100,000 shares authorized, no shares issued or outstanding;	-	-
Series A junior participating preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued or outstanding;	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
6,552,352 shares issued and 6,197,760 shares outstanding at March 31, 2012, and	-
6,547,354 shares issued and 6,194,705 shares outstanding at December 31, 2011	7	7
Additional paid-in capital	92,526	92,479
Accumulated deficit	(72,634)	(81,477)
Treasury stock; at cost, 354,592 shares at March 31, 2012 and 352,649 shares at December 31, 2011	(713)	(708)
Total stockholders' equity	19,186	10,301
Total liabilities and stockholders' equity	$21,156	$13,016

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Operating expenses:

General and administrative	832	988

Total operating expenses	832	988

Loss from operations	(832)	(988)

Other income:

Interest income	-	2

Loss from continuing operations	(832)	(986)

Discontinued Operations:

Income from discontinued operations	-	8
Gain on disposal	9,675	373
Income from discontinued operations	9,675	381

Net income (loss)	$8,843	$(605)

Basic and diluted net (loss) income per share:
Continuing operations	(0.13)	(0.07)
Discontinued operations	1.56	0.03

Net income (loss) per share	1.43	(0.04)

Weighted average number of common shares outstanding - basic and diluted	6,193,484	13,391,482

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Equity

For the Three Months Ended March 31, 2012

(dollars in thousands)

(Unaudited)

					Additional
	Common Stock		Treasury Shares		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2012	6,547,354	$7	352,649	$(708)	$92,479	$(81,477)	10,301

Issuance of common stock upon exercise of stock options	4,998	-	-	-	8	-	8

Purchase of treasury stock under stock repurchase program	-	-	1,943	(5)	-	-	(5)

Amortization of employee stock option costs	-	-	-	-	24	-	24

Recovery of stockholder short swing profit	-	-	-	-	15	-	15

Net income	-	-	-	-	-	8,843	8,843

Balance, March 31, 2012	6,552,352	$7	354,592	$(713)	$92,526	$(72,634)	$19,186

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$8,843	$(605)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	24	7
Accretion of discount on note receivable	-	(8)
Gain on sale of business units	(9,675)	(373)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	54	(42)
Accounts payable	(68)	(561)
Accrued compensation and related benefits	(257)	(678)
Other current liabilities	(421)	(1,331)
Total adjustments	(10,343)	(2,986)
Net cash used in operating activities	(1,500)	(3,591)

Cash flows from investing activities:
Proceeds from sale of business units	12,426	2,025
Net cash provided by investing activities	12,426	2,025

Cash flows from financing activities:
Recovery of stockholder short swing profit	15	-
Proceeds from issuance of stock in connection with stock options exercised	8	232
Repurchase of common stock	(5)	-
Net cash provided by financing activities	18	232

Net decrease (decrease) in cash and cash equivalents	10,944	(1,334)
Cash and cash equivalents - beginning of period	9,227	26,126
Cash and cash equivalents - end of period	$20,171	$24,792

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY Notes to Condensed Consolidated Financial Statements (dollars in thousands, except per share amounts)

1.  Nature of Operations

GlobalOptions Group, Inc. and its subsidiary (collectively the “Company” or “GlobalOptions Group”) was a holding company operating to provide risk mitigation and management services. Following the sales of its business units, as described below, the Company has determined that it became a “shell company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended.

On March 16, 2012, the Company’s board of directors (the "Board”) determined that it was in the best interests of the Company’s stockholders to pursue an acquisition strategy for a period of six months, and if unable to effectively identify and conclude a transaction, then reevaluate the acquisition strategy to determine whether the Company should continue to pursue such an acquisition or to return to a strategy of distributing its assets to its stockholders. Prior to March 16, 2012, the primary focus of the Company’s efforts was preparing and analyzing a plan to wind down the Company and distribute cash to stockholders. The Company is currently evaluating a variety of possible business combinations. The Company does not currently have any arrangement, agreement or understanding with respect to any such transaction and there can be no assurance that it will be successful in finally evaluating or in concluding one.

In connection with the pursuit of a business combination, the Company has amended the employment agreements of its Chief Executive Officer and Chief Financial Officer to extend their employment through the earlier of the closing of a business combination or December 31, 2012 (See Note 7 – Commitments and Contingencies).

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

As a result of the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are shown as discontinued operations in the Company’s condensed consolidated financial statements. During the three months ended March 31, 2012, continuing operations consisted solely of executive and general corporate operations.  These executive and general corporate operations included services provided by the Company principally in support of pursuing the Company’s acquisition strategy, and secondarily, included the monitoring and managing of the Company’s escrowed purchase price amounts and earnouts, as well as providing support to the business units sold, including cash and treasury management.

With the net proceeds that the Company has received from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode through December 31, 2011, the Company has made two tender offer distributions to stockholders in the aggregate amount of $22,188 and has purchased 25,301 shares of its common stock under stock repurchase programs. During the three months ended March 31, 2012, the Company repurchased 1,943 shares of its common stock under repurchase programs (See Note 8, Stockholders’ Equity – Repurchase of Common Stock).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY Notes to Condensed Consolidated Financial Statements (dollars in thousands, except per share amounts)

3.  Summary of Significant Accounting Policies

Restricted Cash Equivalents

“Restricted cash equivalents – deferred compensation” includes cash and money market funds held in a rabbi trust under a nonqualified deferred compensation arrangement (the “Deferred Compensation Arrangement”) established in connection with compensation earned by the Company’s chief financial officer upon the sale of Preparedness Services. The plan participant’s account is comprised of the Company’s contribution to the trust on behalf of the participant (See Note 6 – Deferred Compensation). The restricted cash held in the rabbi trust is considered an asset available for sale and is reported at fair value with an offsetting liability included in deferred compensation in the accompanying condensed consolidated balance sheet. The earnings on the investments are recorded in interest income in the accompanying condensed consolidated statements of operations. Earnings on these investments were less than $1 for the three months ended March 31, 2012. The fair value of the investment of the Deferred Compensation Arrangement was $822 and $822 at March 31, 2012 and December 31, 2011.

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

	Condensed Consolidated	Quoted Prices in Active Markets	Significant Other Inputs	Significant Observable Inputs	Unobservable Valuation Technique
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Restricted Cash Equivalents at:
March 31, 2012	$822	$822	$-	$-	$-
December 31, 2011	$822	$822	$-	$-	$-

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY Notes to Condensed Consolidated Financial Statements (dollars in thousands, except per share amounts)

3.  Summary of Significant Accounting Policies, continued

Discontinued Operations

Included in “Income from discontinued operations” in the accompanying condensed consolidated statements of operations, are the results for the three months ended March 31, 2012 and 2011, as applicable, for SafirRosetti, Preparedness Services, Fraud and SIU Services, International Strategies and Bode and the respective gains on their disposals. Income from discontinued operations for the three months ended March 31, 2012 consisted principally of the gain recorded on the disposal of Preparedness Services, less related expenses (See Note 4 - Sales of Business Units). Liabilities of the discontinued operations have been reclassified and are reflected in the accompanying condensed consolidated balance sheet as of March 31, 2012 as “Current liabilities of discontinued operations”.

Net Income (loss) per Common Share

Basic net income (loss) per common share is computed based on the weighted average number of shares of common stock outstanding, as adjusted, during the periods presented. Potentially dilutive securities, consisting of stock options and restricted stock units (“RSUs”), outlined in the table below have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2012 and 2011, because the effect of their inclusion in loss per share for continuing operations would have been anti-dilutive for those periods.

	March 31,
	2012	2011
Stock options	260,000	265,000
RSUs	-	5,557
Total potentially dilutive securities	260,000	270,557

4. Sales of Business Units

Receipt of Additional Proceeds from Sale of SafirRosetti

During the three months ended March 31, 2012 and 2011, in connection with the sale of SafirRosetti, the Company realized $0 and $373, respectively in contingent sales proceeds, which are reflected in the accompanying condensed consolidated statement of operations within discontinued operations as Gain on Disposal.

Receipt of Additional Proceeds from Sale of Preparedness Services

On February 29, 2012, the Company received $10,000 from Witt Group Holdings, LLC (“Witt Holdings”), representing the earnout payment due upon the sale of Preparedness Services. During the year ended December 31, 2010, the Company recognized $301 of this earnout as contingent consideration not yet realized. In addition, the Company incurred $24 in legal expenses in connection with asserted litigation related to the former operations of Preparedness Services (see Note 7). Accordingly, during the three months ended March 31, 2012, the Company recognized a gain of $9,649, consisting of the $10,000 received from Witt Holdings, less $301 recognized during the year ended December 31, 2010 and $24 in current period legal expenses incurred.

Funds held in escrow related to the sales of business units

On January 20, 2012, the Company received $2,450 from the purchasers of Bode, representing the full release of funds which had been held in escrow related to the sale of Bode.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY Notes to Condensed Consolidated Financial Statements (dollars in thousands, except per share amounts)

4. Sales of Business Units, continued

Results of Discontinued Operations, continued

Results and net income from discontinued operations are as follows, reflecting results and gain, as applicable, on the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services, Bode, and International Strategies:

	For the three months ended March 31,
	2012	2011
Revenues	$-	$-
Income from operations	$-	$8
Gain on disposal	$9,675	$373
Income	$9,675	$381

There were no assets included in discontinued operations as of March 31, 2012 and December 31, 2011. Liabilities included in discontinued operations as of March 31, 2012 and December 31, 2011 are as follows:

	As of
	March 31, 2012	December 31, 2011
Liabilities
Accounts payable	$56	$56
Accrued expenses and other current liabilities	637	1,138
Total liabilities of discontinued operations	$693	$1,194

Accrued expenses and other current liabilities of discontinued operations at March 31, 2011 and December 31, 2011 includes $162 and $592, respectively, for amounts that were collected by the Company on behalf of the buyers of the respective sold business units through its lockbox prior to each of the respective period ends. These amounts were remitted to buyers promptly after each period end.

5. Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	As of
	March 31, 2012	December 31, 2011
Accrued bonuses	$10	$182
Accrued payroll and commissions	7	57
Accrued employee benefits	31	65
Total	$48	$304

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY Notes to Condensed Consolidated Financial Statements (dollars in thousands, except per share amounts)

6.  Deferred Compensation

The Company has established a Deferred Compensation Arrangement for the benefit of its Chief Financial Officer. The deferred compensation is held in a separate trust account, established by the Company to administer the Deferred Compensation Arrangement. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. The trust qualifies as a grantor trust for income tax purposes (known as a “rabbi trust”). Deferred compensation under the Deferred Compensation Arrangement was $821 as of March 31, 2012 and December 31, 2011.

7. Commitments and Contingencies

Employment Agreements

On March 26, 2012, the Company entered into an amendment (the “Schiller Amendment”) to Dr. Schiller’s employment agreement. Pursuant to the Schiller Amendment, the expiration date of Dr. Schiller’s employment with the Company was extended from July 31, 2012 to December 31, 2012. The Schiller Amendment further provides that Dr. Schiller’s base salary shall be increased from $150 per annum to $180 per annum, and provides that, as an inducement to Dr. Schiller to enter into the Schiller Amendment, the Company granted Dr. Schiller an option for the purchase of 125,000 shares of the company’s common stock at an exercise price of $3.05 per share, which vests six months after the grant date with a five year term. If Dr. Schiller’s employment with the Company is terminated without cause prior to the vesting period, all options shall vest upon the termination date. The Schiller Amendment further provides that, should the Company merge or acquire an operating company before the expiration date of Dr. Schiller’s employment with the Company, the Company shall pay to Dr. Schiller as severance a sum equal to 12 months of his part-time base salary ($15 per month) plus all benefits and cash payments accruing throughout those 12 months in a lump sum within 30 days of the date on which Dr. Schiller’s employment with the Company is terminated. The Schiller Amendment further provides that the Company shall pay to Dr. Schiller certain professional fees for personal accounting and legal fees relating to the preparation and execution of the Schiller Amendment.

On March 26, 2012, the Company entered into an amendment (the “Nyweide Amendment”) to Mr. Nyweide’s employment agreement. Pursuant to the Nyweide Amendment, the expiration date of Mr. Nyweide’s employment with the Company shall be extended from July 31, 2012 to December 31, 2012. The Nyweide Amendment further provides that, as of March 1, 2012, the Company shall pay to Mr. Nyweide a base salary of approximately $31 per month as a full time employee. If the Company elects to extend the term of Mr. Nyweide’s employment beyond December 31, 2012, the Company shall pay to Mr. Nyweide a base salary of $20 per month as a part time employee. The Nyweide Amendment provides that, as an inducement to Mr. Nyweide to enter into the Nyweide Amendment, the Company granted Mr. Nyweide an option for the purchase of 75,000 shares of the company’s common stock at an exercise price of $3.05 per share, which vests six months after the grant date with a five year term. If Mr. Nyweide’s employment with the Company is terminated without cause prior to the vesting period, all options shall vest upon the termination date. The Nyweide Amendment further provides that, should the Company merge or acquire an operating company before the expiration date of Mr. Nyweide’s employment with the Company, the Company shall pay to Mr. Nyweide as severance a sum equal to 12 months compensation at $15 per month, plus all benefits and cash payments accruing throughout those 12 months in a lump sum within 30 days of the date on which Mr. Nyweide’s employment with the Company is terminated (the “Nyweide Severance Payment”). The Nyweide Amendment further provides that the Severance Payment shall be reduced by an amount equal to $15 times the number of completed months worked by Mr. Nyweide from March 1, 2012 to the date of termination due to acquisition or merger. The Nyweide Amendment further provides that the Company shall pay to Mr. Nyweide certain professional fees for personal accounting and legal fees relating to the preparation and execution of the Nyweide Amendment.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY Notes to Condensed Consolidated Financial Statements (dollars in thousands, except per share amounts)

7. Commitments and Contingencies, continued

Consulting Agreement

On March 26, 2012, the Company entered into a non-exclusive agreement with a financial advisor, for services related to identifying and evaluating potential acquisition candidates, and to the raising of additional private investments on public entity (“PIPE”) financing. The agreement has a term of one year. The Company will not be obligated to pay a fee to the financial advisor with respect to an acquisition or financing transaction, unless such a transaction is introduced by the financial advisor and is completed.

Operating Leases

Effective October 31, 2011, the Company entered into a new lease agreement for office space in New York, New York. Under this agreement, which expires on June 30, 2015, the Company may terminate the agreement at any time, with 90 days advance notice. Future non-cancellable obligations under this agreement are $36.

Rent expense charged to continuing operations was $36 and $48 for the three months ended March 31, 2012 and 2011.

Litigation, Claims and Assessments

On April 22, 2010 a case was filed against the Company stating that the Company conspired to divert work from the plaintiff. The claims are for $2,400 in this case. The Company believes that the suit is completely without merit and intends to vigorously defend its position. The Company has not accrued a loss reserve for this matter.

8.   Stockholders’ Equity

Common Stock Issued

During the three months ended March 31, 2012, the Company issued 4,998 shares of its common stock upon the exercise of stock options and realized proceeds of $8.

Recovery of Stockholder Short Swing Profit

In February, 2012, the Company was notified by one of its 10% stockholders that the stockholder had generated short swing profits under the provisions of Section 16(b) of the Exchange Act on its purchases and sales of shares of the Company’s common stock. On February 27, 2012, the stockholder made a payment to the Company of $15, representing the disgorgement of that short swing profit. The amount was recorded as additional paid-in capital.

Stock Repurchase Program

On July 21, 2011, the Company’s board of directors approved a new program to repurchase shares of the Company’s common stock. The repurchase program was established on August 4, 2011. During the three months ended March 31, 2012, 1,943 shares of the Company’s common stock were repurchased under this program at an aggregate cost of $5. At March 31, 2012, the cost of this repurchase was reflected in Treasury Stock in the accompanying condensed consolidated balance sheet.

Rights Agreement Amendment

On March 26, 2012, the Company entered into a First Amendment to Rights Agreement (the “First Amendment”) with Continental Stock Transfer and Trust Company (“Continental”), as rights agent, to amend the definition of “Acquiring Person” contained in Section 1 of the Rights Agreement to lower the threshold for qualifying as an Acquiring Person to Beneficial Ownership, alone or together with all Affiliates and Associates of such Person, of more than 10% of the Common Shares then outstanding, and to make other conforming changes (each of Person, Affiliates, Associates, Beneficial Ownership and Common Shares as defined in the Rights Agreement).

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY Notes to Condensed Consolidated Financial Statements (dollars in thousands, except per share amounts)

8.   Stockholders’ Equity, continued

Limited Waiver of Rights Agreement and Stockholder Support Agreement

On March 27, 2012, the Company entered into a support agreement (the “Genesis Support Agreement”) with Genesis Capital Advisors LLC, a Delaware limited liability company, Genesis Opportunity Fund, L.P., a Delaware limited partnership, and Genesis Asset Opportunity Fund, L.P., a Delaware limited partnership (collectively, the “2012 Stockholder”). Pursuant to the Genesis Support Agreement, the 2012 Stockholder agreed to vote all of the shares of the Company’s common voting stock owned by the 2012 Stockholder in favor of the election of all director nominees recommended by the Board at the Company’s 2012 Annual Meeting (the “Annual Meeting”).

The Genesis Support Agreement also provided that, as a condition to the 2012 Stockholder’s obligations thereunder, the Board would adopt certain resolutions providing that (i) the Stockholder, together with its affiliates, will not be deemed to be an “Acquiring Person” for the purposes of that certain Rights Agreement, dated as of September 7, 2010, as amended (such amendment is described below) (the “Rights Agreement”), by and between the Company and Continental, as rights agent, unless and until the 2012 Stockholder becomes the “Beneficial Owner” (as defined under the Rights Agreement) of more than 35% of the Company’s outstanding common stock, and (ii) that the Board approve, solely for the purposes of Section 203 of the Delaware General Corporation Law, the acquisition of additional shares of the Company’s common stock by the 2012 Stockholder. The Genesis Support Agreement also provides that if at any time the 2012 Stockholder beneficially owns less than 25% of the Company’s common stock and then at any time it increases its beneficial ownership over 25% it would be deemed an “Acquiring Person” and if at any time the 2012 Stockholder beneficially owns less than 10% of the Company’s common stock then at any time it increases its beneficial ownership over 10% it would be deemed an “Acquiring Person”.

Pursuant to its obligations under the Genesis Support Agreement and as a further inducement for the 2012 Stockholder to enter into the Genesis Support Agreement, the Company, concurrently with the execution of the Genesis Support Agreement, entered into a Registration Rights Agreement with the 2012 Stockholder pursuant to which the Company agreed to register the resale of the shares of the Company’s common stock owned by the 2012 Stockholder (See Note 8 – Stockholder’s Equity - Registration Rights Agreement, below).

Pursuant to the Genesis Support Agreement, the Board expanded its size to a total of six (6) members and appointed two designees of the 2012 Stockholder to serve as directors on the Board (the “Stockholder Designees”). The Board is further obligated to nominate and recommend the election of the Stockholder Designees, and to solicit proxies to such effect. The Genesis Support Agreement further provides that, should the 2012 Stockholder beneficially own less than 22% of the common stock of the Company, the 2012 Stockholder shall only retain authority to appoint one Stockholder Designee to the Board. In such case, the Board shall no longer be obligated to nominate and recommend the election of more than one Stockholder Designee and shall not be obligated to solicit proxies or otherwise promote the election to the Board of such Stockholder Designee. The Genesis Support Agreement further provides that, should the 2012 Stockholder beneficially own less than 10% of the common stock of the Company, the 2012 Stockholder shall retain no authority to appoint any Stockholder Designees to the Board. In such case, the Board shall no longer be obligated to nominate and recommend the election of any of the Stockholder Designees and shall not be obligated to solicit proxies or otherwise promote the election to the Board of any Stockholder Designee. Additionally, the 2012 Stockholder agreed to certain standstill restrictions, effective as of the date of the Genesis Support Agreement and expiring on the earlier of 18 months following the execution of the Genesis Support Agreement or the consummation of a change of control of the Company and certain restrictions on transfer of certain of the shares owned by them.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY Notes to Condensed Consolidated Financial Statements (dollars in thousands, except per share amounts)

8.   Stockholders’ Equity, continued

Registration Rights Agreement

Pursuant to its obligation under the Genesis Support Agreement, on March 27, 2012, the Company entered into a Registration Rights Agreement with the 2012 Stockholder (the “Registration Rights Agreement”). Pursuant to such Registration Rights Agreement, on April 17, 2012, the Company filed a registration statement with the Securities and Exchange Commission on Form S-1 to register 3,311,086 shares for resale, including the shares required to be registered pursuant to the Registration Right Agreement. Though May 15, 2012, this registration statement had not yet been declared effective. Company agreed to register for resale the shares of common stock held by the 2012 Stockholder by no later than April 30, 2012. The Registration Rights Agreement further obligates the Company to use commercially reasonable efforts to cause any registration statement filed pursuant to the Registration Rights Agreement to be declared effective within 150 days following the date of the Registration Rights Agreement, and to remain effective under the Securities Act until the earlier of (i) such time as all of the 2012 Stockholders’ shares of the Company’s common stock registered by any such registration statement have been sold, or (ii) three years from the effective date of the Agreement. The Registration Rights Agreement obligates the Company to bear all fees and expenses incident to the performance of and compliance with its obligations under the Registration Rights Agreement regardless of whether or not any securities are sold pursuant to any registration statement filed pursuant to the Registration Rights Agreement. The Company is obligated to indemnify, defend and hold harmless any stockholder or affiliates, directors or employees thereof, for losses, claims, damages, liabilities and costs arising from violations of the law or the agreement, or any misstatement or omission of a material fact, perpetrated by the Company relating to any registration statement filed pursuant to the Registration Agreement. The 2012 Stockholder is obligated to indemnify, defend and hold harmless the Company and its directors, employees and agents for losses arising from any misstatement or omission of a material fact perpetrated by the Stockholder relating to any registration statement filed pursuant to the Registration Rights Agreement.

9. Stock Based Compensation

Amended and Restated 2006 Long-Term Incentive Plan (“Incentive Plan”)

Under the Incentive Plan, the Company may issue up to 3,000,000 shares of the Company’s common stock. The Compensation Committee has the authority to determine the amount, type and terms of each award, but may not grant awards under the Incentive Plan, in any combination, for more than 625,000 shares of the Company’s common stock to any individual during any calendar year.

As of March 31, 2012, a total of 1,347,342 shares of common stock remained eligible to be issued under the Incentive Plan.

Stock Based Compensation

Equity instruments issued to employees are recorded at their fair value on the date of grant and are amortized over the vesting period of the award. Stock based compensation for employees was approximately $24 and $7 for the three months ended March 31, 2012 and 2011, respectively, and were reflected in general and administrative expenses.

Stock Options

On March 16, 2012, the Company granted, in the aggregate, options for the purchase of 200,000 shares of its common stock at an exercise price of $3.05 per share, under the Incentive Plan, to two executives of the Company. The options have a term of five years and vest six months after the date of grant. These options have an aggregate grant date fair value of approximately $322 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of three years; volatility of 87.9%, dividends of 0%; and a risk free interest rate of 1.13%. The expected life of the options was calculated using the simplified method, using the average of the contractual term and the vesting period.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY Notes to Condensed Consolidated Financial Statements (dollars in thousands, except per share amounts)

9. Stock Based Compensation, continued

Stock Options, continued

At March 31, 2012, the unamortized value of stock options held by employees was approximately $298. The unamortized portion will be expensed over a weighted average period of 0.4 years.

A summary of the status of the Company’s stock option plans and the changes during the three months ended March 31, 2012, is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life	Intrinsic Value
Options outstanding at January 1, 2012	64,998	$4.28	1.1 years	$3
Granted	200,000	$3.05
Exercised	(4,998)	$1.70
Forfeited	-	$-
Options outstanding at March 31, 2012	260,000	$3.38	4.0 years	$-
Exercisable March 31, 2012	60,000	$4.50	0.8 years	$-

10. Amendments to Bylaws

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

Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

 On March 16, 2012 our board of directors (the “Board”) determined that it was in the best interests of our stockholders to change the primary focus of our efforts from that of preparing and analyzing a plan to wind down the Company and distribute cash to stockholders to one of affirmatively pursuing an acquisition strategy for a period of six months, and if unable to effectively identify and conclude a transaction, then reevaluate the acquisition strategy to determine whether we should continue to pursue such acquisition or distribution strategy. We are currently evaluating a variety of possible business combinations. We currently do not have any arrangement, agreement or understanding with respect to any such transaction and there can be no assurance that we will be successful in finally evaluating or in concluding one.

We currently intend to utilize our cash of approximately $20,000, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. We are currently seeking a business combination with a private operating business with an enterprise valuation of $100,000 or more.

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

Corporate Developments

Receipt of Additional Proceeds from Sale of Preparedness Services

On February 29, 2012, we received $10,000 from Witt Group Holdings, LLC (“Witt Holdings”), representing the earnout payment due upon the sale of Preparedness Services. During the year ended December 31, 2010, we recognized $301 of this earnout as contingent consideration not yet realized. In addition, we incurred $24 in legal expenses in connection with asserted litigation related to the former operations of our Preparedness Services business unit (see Part II, Item 1, below). Accordingly, during the three months ended March 31, 2012, we recognized a gain of $9,649, consisting of the $10,000 received from Witt Holdings, less $301 recognized during the year ended December 31, 2010 and $24 in current period legal expenses incurred.

Funds held in escrow related to the sales of business units

On January 20, 2012, we received $2,450 from the purchasers of Bode, representing the full release of funds which had been held in escrow related to the sale of Bode.

Results of Operations

Continuing Operations

During the three months ended March 31, 2012, continuing operations consisted of executive and general corporate operations. These executive and general corporate operations principally include services in support of pursuing our acquisition strategy, and secondarily include the monitoring and managing of our escrowed purchase price amounts and earnouts, as well as providing support to the business units sold, including cash and treasury management.

Operating Expenses

Our general and administrative expenses consist primarily of salaries and stock-based compensation, legal and professional fees, as well as corporate support expenses such as for facilities, telecommunication and information technology.

Discontinued Operations

As a result of our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are presented in our financial statements as discontinued operations for the three ended March 31, 2012 and all prior periods. As of March 31, 2012, continuing operations consist solely of our executive and general corporate operations.

GlobalOptions Group Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Operating Expenses

General and administrative expenses were $832 for the three months ended March 31, 2012, as compared to $988 for the three months ended March 31, 2011. The decrease in general and administrative expenses was primarily related to decreases in the professional fees and compensation costs, consistent with reduced transition activities in 2012.

Results of Discontinued Operations

Income from discontinued operations was $9,675 and $381 for the three months ended March 31, 2012 and 2011, respectively. The increase of $9,294 was primarily due to the recognition of the earnout payment received by us on February 29, 2012 in connection with the sale of Preparedness Services.

Net Income (loss)

Net income (loss) for the three months ended March 31, 2012 and 2011 was $8,843 and $(605), respectively. Net income for the three months ended March 31, 2012 was comprised of a loss from continuing operations of $832 and income from discontinued operations of $9,675. Net loss for the three months ended March 31, 2011 was comprised of a loss from continuing operations of $986 and income from discontinued operations of $381. The increase in net income is principally the result of the gain recognized and reported on the sale of Preparedness Services, and reported within discontinued operations, as described above.

Liquidity and Capital Resources

For the three months ended March 31, 2012

We had a cash and cash equivalent balance of $20,171 as of March 31, 2012.

Cash used in operating activities was approximately $1,500 and $3,591 for the three months ended March 31, 2012 and 2011, respectively.  Cash used in operating activities for the three months ended March 31, 2012 of $1,500 resulted primarily from our loss from operations of $832, plus our use in operating activities related to decreases of $257 in accrued compensation and related benefits and $421 in other current liabilities.

Cash provided by investing activities was $12,426 and $2,025 for the three months ended March 31, 2012 and 2011, respectively.  The cash provided by investing activities during the three months ended March 31, 2012 consisted of $12,426 in proceeds from the sale of business units. The $12,426 in proceeds consisted of the receipt of $10,000 from Witt Group Holdings, LLC (“Witt Holdings”), representing the earnout payment due upon the sale of Preparedness Services less $24 in legal expenses incurred in connection with asserted litigation related to the former operations of Preparedness Services, as well as the receipt of $2,450 from the purchasers of Bode on January 20, 2012, representing the full release of funds which had been held in escrow related to the sale of Bode.

Cash used in financing activities was $18 and $232 for the three months ended March 31, 2012 and 2011, respectively. The net cash used in financing activities for the three months ended March 31, 2012 consisted of the receipt of $15 representing the recovery of stockholder short swing profit, $8 in proceeds for the exercise of stock options, net of $5 for the repurchase of our common stock.

At March 31, 2012, we had working capital of $19,186.

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

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are more fully described in our “Notes to Consolidated Financial Statements” included in the Annual Report on Form 10-K for the year ended December 31, 2011. Some of our accounting policies require the application of significant judgment by management in the preparation of the consolidated financial statements and, as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. We have identified certain accounting policies as the ones that are most important to the portrayal of our consolidated financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies include the following:

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

Discontinued Operations

We account for our discontinued operations under the provisions of ASC 205-20 “Presentation of Financial Statements – Discontinued Operations”. Accordingly, the results of operations and related charges for discontinued operations with respect to the sale of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode are reflected in net income of discontinued operations. Liabilities of the discontinued operations have been reclassified and are reflected in our condensed consolidated balance sheet as “current liabilities of discontinued operations.”

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, management, consisting principally of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls, during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 4, 2011, we established a program to repurchase up to $1,000 of shares of our common stock and on December 14, 2011, the program was amended to allow for the purchase of up to $2,000 of shares of our common stock through July 20, 2012, at such times, amounts, and prices we shall deem appropriate.

The following table provides information about shares of our common stock repurchased by us during the quarter ended March 31, 2012:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Withheld Under the Plans or Programs
1/1/12 – 1/31/12	1,943	$2.60	-
2/1/12 – 2/29/12	-	-	-
3/1/12 – 3/31/12	-	-	-
Total	1,943	$2.60	-

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

There are no items required to be disclosed on Current Report on Form 8-K during the quarterly period ended March 31, 2012 that were not so reported.

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

GLOBALOPTIONS GROUP, INC.

Dated: May 15, 2012	By:	/s/ Harvey W. Schiller

Harvey W. Schiller Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 15, 2012	By:	/s/ Jeffrey O. Nyweide

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

