Form 10-Q
period 2012-06-30
GlobalOptions Group, Inc.
filed 2012-08-13
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

212) 445-6262
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

As of August 13, 2012, there were 6,197,760 shares of the issuer’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Form 10-Q

June 30, 2012

Part I Financial Information

Item 1. Financial Statements

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

ASSETS	June 30,	December 31,
	2012	2011
	(unaudited)
Current assets:
Cash and cash equivalents	$19,681	$9,227
Restricted cash equivalents - deferred compensation	822	822
Funds held in escrow related to the sales of business units	-	2,450
Amounts due from buyers related to the sales of business units	-	301
Prepaid expenses and other current assets	97	216

Total assets	$20,600	$13,016

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$-	$105
Accrued compensation and related benefits	92	304
Deferred compensation	821	821
Other current liabilities	282	291
Current liabilities of discontinued operations	598	1,194

Total liabilities	1,793	2,715

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,880,000 shares authorized, no shares issued or outstanding;	-	-
Series D convertible preferred stock, non-voting, $0.001 par value, 100,000 shares authorized, no shares issued or outstanding;	-	-
Series A junior participating preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued or outstanding;	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 6,552,352 shares issued and 6,197,760 shares outstanding at June 30, 2012, and 6,547,354 shares issued and 6,194,705 shares outstanding at December 31, 2011	7	7
Additional paid-in capital	92,691	92,479
Accumulated deficit	(73,178)	(81,477)
Treasury stock; at cost, 354,592 shares at June 30, 2012 and 352,649 shares at December 31, 2011	(713)	(708)
Total stockholders' equity	18,807	10,301
Total liabilities and stockholders' equity	$20,600	$13,016

See notes to these condensed consolidated financial statements

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Operating expenses:

General and administrative	840	677	1,672	1,665

Total operating expenses	840	677	1,672	1,665

Loss from operations	(840)	(677)	(1,672)	(1,665)

Other income:

Interest income	7	7	7	9

Loss from continuing operations	(833)	(670)	(1,665)	(1,656)

Discontinued Operations:

Income from discontinued operations	-	15	-	23
Gain on disposal	289	479	9,964	852
Income from discontinued operations	289	494	9,964	875

Net (loss) income	$(544)	$(176)	$8,299	$(781)

Basic and diluted net (loss) income per share:
Continuing operations	(0.13)	(0.06)	(0.27)	(0.14)
Discontinued operations	0.05	0.04	1.61	0.07

Net (loss) income per share	(0.08)	(0.02)	1.34	(0.07)

Weighted average number of common shares outstanding - basic and diluted	6,197,760	10,568,273	6,195,622	11,972,078

See notes to these condensed consolidated financial statements

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Equity

For the Six Months Ended June 30, 2012

(dollars in thousands)

(Unaudited)

					Additional
	Common Stock		Treasury Shares		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2012	6,547,354	$7	352,649	$(708)	$92,479	$(81,477)	10,301

Issuance of common stock upon exercise of stock options	4,998	-	-	-	8	-	8

Purchase of treasury stock under stock repurchase program	-	-	1,943	(5)	-	-	(5)

Amortization of employee stock option costs	-	-	-	-	189	-	189

Recovery of stockholder short swing profit	-	-	-	-	15	-	15

Net income	-	-	-	-	-	8,299	8,299

Balance, June 30, 2012	6,552,352	$7	354,592	$(713)	$92,691	$(73,178)	$18,807

See notes to these condensed consolidated financial statements

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$8,299	$(781)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	189	9
Accretion of discount on note receivable	-	(18)
(Gain) Loss on sale of business units	(9,964)	(852)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	120	169
Accounts payable	(105)	(406)
Accrued compensation and related benefits	(213)	(697)
Other current liabilities	(255)	(1,455)
Total adjustments	(10,228)	(3,250)
Net cash used in operating activities	(1,929)	(4,031)

Cash flows from investing activities:
Interest transferred to restricted cash	-	(1)
Proceeds from note receivable	-	875
Legal fees paid in connection with the sale of business units	(85)	-
Proceeds from sale of business units	12,450	2,180
Net cash provided by investing activities	12,365	3,054

Cash flows from financing activities:
Recovery of stockholder short swing profit	15	-
Proceeds from issuance of stock in connection with stock options exercised	8	584
Repurchase of common stock	(5)	(19,650)
Net cash provided by financing activities	18	(19,066)

Net decrease (decrease) in cash and cash equivalents	10,454	(20,043)
Cash and cash equivalents - beginning of period	9,227	26,126
Cash and cash equivalents - end of period	$19,681	$6,083

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-

See notes to these condensed consolidated financial statements

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

As a result of the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are shown as discontinued operations in the Company’s condensed consolidated financial statements. During the three and six months ended June 30, 2012, continuing operations consisted solely of executive and general corporate operations.  These executive and general corporate operations included services provided by the Company principally in support of pursuing the Company’s acquisition strategy, and secondarily, included the monitoring and managing of the Company’s escrowed purchase price amounts and earnouts, as well as providing support to the business units sold, including cash and treasury management.

With the net proceeds that the Company has received from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode through December 31, 2011, the Company has made two tender offer distributions to stockholders in the aggregate amount of $22,188 and has purchased 25,301 shares of its common stock at an aggregate cost of $60 under stock repurchase programs. During the six months ended June 30, 2012, the Company repurchased 1,943 shares of its common stock at an aggregate cost of $5 under repurchase programs (See Note 8, Stockholders’ Equity – Repurchase of Common Stock).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY Notes to Condensed Consolidated Financial Statements (dollars in thousands, except per share amounts)

3.  Summary of Significant Accounting Policies

Restricted Cash Equivalents

“Restricted cash equivalents – deferred compensation” includes cash and money market funds held in a rabbi trust under a nonqualified deferred compensation arrangement (the “Deferred Compensation Arrangement”) established in connection with compensation earned by the Company’s chief financial officer upon the sale of Preparedness Services. The plan participant’s account is comprised of the Company’s contribution to the trust on behalf of the participant (See Note 6 – Deferred Compensation). The restricted cash held in the rabbi trust is considered an asset available for sale and is reported at fair value with an offsetting liability included in deferred compensation in the accompanying condensed consolidated balance sheet. The earnings on the investments are recorded in interest income in the accompanying condensed consolidated statements of operations. Earnings on these investments were less than $1 for the three and six months ended June 30, 2012. The fair value of the investment of the Deferred Compensation Arrangement was $822 and $822 at June 30, 2012 and December 31, 2011 (See Note 11 – Subsequent Events, regarding the distribution of the amount held under the Deferred Compensation Arrangement).

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques identified in the tables below. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets (Liabilities) Measured at Fair Value on a Recurring Basis

	Condensed Consolidated	Quoted Prices in Active Markets	Significant Other Inputs	Significant Observable Inputs	Unobservable Valuation Technique
	Balance Sheet	(Level 1)	(Level 2)	(Level 3)
Restricted Cash Equivalents at:
June 30, 2012	$822	$822	$-	$-	$-
December 31, 2011	$822	$822	$-	$-	$-

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

Discontinued Operations

Included in “Income from discontinued operations” in the accompanying condensed consolidated statements of operations, are the results for the three and six months ended June 30, 2012 and 2011, as applicable, for SafirRosetti, Preparedness Services, Fraud and SIU Services, International Strategies and Bode and the respective gains on their disposals. Income from discontinued operations for the three and six months ended June, 2012 consisted principally of the gain recorded on the disposal of Preparedness Services, less related expenses (See Note 4 - Sales of Business Units). Liabilities of the discontinued operations have been reclassified and are reflected in the accompanying condensed consolidated balance sheet as of June 30, 2012 as “Current liabilities of discontinued operations”.

Net Income (loss) per Common Share

Basic net income (loss) per common share is computed based on the weighted average number of shares of common stock outstanding, as adjusted, during the periods presented. Potentially dilutive securities, which consisted of stock options for the purchase of 260,000 and 64,998 shares of the Company’s common stock at June 30, 2012 and 2011, respectively, have been excluded from the computation of diluted net loss per share, because the effect of their inclusion in loss per share for continuing operations would have been anti-dilutive for those periods.

4. Sales of Business Units

Additional Gain on Sale of SafirRosetti

During the three and six months ended June 30, 2012, the Company recorded a positive adjustment of $150 to the gain on the sale of SafirRosetti, in connection with the release of reserves no longer required. This adjustment was reflected in the accompanying condensed consolidated statement of operations within discontinued operations as Gain on Disposal. In addition, during the three and six months ended June 30, 2011, the Company realized $80 and $453, respectively in contingent sales proceeds related to the sale of SafirRosetti. No contingent sales proceeds were realized related to the sale of SafirRosetti during the three and six months ended June 30, 2012.

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

During the three and six months ended June 30, 2012, the Company incurred $61 and $85, respectively, in legal expenses for its defense in connection with asserted litigation related to the former operations of Preparedness Services (See Note 7 — Commitments and contingencies).

Accordingly, during the three and six months ended June 30, 2012, the Company recognized (loss) gain of $(61) and $9,614, respectively. The loss recognized during the three months ended June 30, 2012 consisted principally of legal expenses incurred. The gain recognized during the six months ended June 30, 2012 consisted of $10,000 received from Witt Holdings, less $301 recognized during the year ended December 31, 2010 and $85 in legal expenses incurred.

Additional Gain on Sale of Fraud and SIU Services

During the three and six months ended June 30, 2012, the Company recorded a positive adjustment of $200 to the gain on the sale of Fraud and SIU Services, related to the release of reserves no longer required. This adjustment was reflected in the accompanying condensed consolidated statement of operations within discontinued operations as Gain on Disposal.

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

Results of Discontinued Operations

Results and net income from discontinued operations are as follows, reflecting results and gain, as applicable, on the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services, Bode, and International Strategies:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenues	$-	$-	$-	$-
Income from operations	$-	$-	$-	$-
Other income, net		$15		$23
Gain on disposal	$289	$479	$9,964	$852
Income	$289	$494	$9,964	$875

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY Notes to Condensed Consolidated Financial Statements (dollars in thousands, except per share amounts)

4. Sales of Business Units, continued

There were no assets included in discontinued operations as of June 30, 2012 and December 31, 2011. Liabilities included in discontinued operations as of June 30, 2012 and December 31, 2011 are as follows:

	As of
	June 30, 2012	December 31, 2011
Liabilities
Accounts payable	$-	$56
Accrued expenses and other current liabilities	598	1,138
Total liabilities of discontinued operations	$598	$1,194

Accrued expenses and other current liabilities of discontinued operations at June 30, 2011 and December 31, 2011 includes $425 and $592, respectively, for amounts that were collected by the Company on behalf of the buyers of the respective sold business units through its lockbox prior to each of the respective period ends. These amounts were remitted to buyers promptly after each period end.

5. Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	As of
	June 30, 2012	December 31, 2011
Accrued bonuses	$10	$182
Accrued payroll and commissions	55	57
Accrued employee benefits	27	65
Total	$92	$304

6.  Deferred Compensation

The Company has established a Deferred Compensation Arrangement for the benefit of its Chief Financial Officer. The deferred compensation is held in a separate trust account, established by the Company to administer the Deferred Compensation Arrangement. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. The trust qualifies as a grantor trust for income tax purposes (known as a “rabbi trust”). Deferred compensation under the Deferred Compensation Arrangement was $821 as of June 30, 2012 and December 31, 2011 (See Note 11 – Subsequent Events, regarding the distribution of the amount held under the Deferred Compensation Arrangement).

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY Notes to Condensed Consolidated Financial Statements (dollars in thousands, except per share amounts)

7. Commitments and Contingencies, continued

Consulting Agreement

On March 26, 2012, the Company entered into a non-exclusive agreement with a financial advisor, for services related to identifying and evaluating potential acquisition candidates, and to the raising of additional private investments on public entity (“PIPE”) financing. The agreement may be terminated by either party upon thirty (30) days prior written notice. The Company will not be obligated to pay a fee to the financial advisor with respect to an acquisition or financing transaction, unless such a transaction is introduced by the financial advisor and is completed. Fees payable under the agreement apply to qualified transactions consummated within one year following the termination of the agreement.

Operating Leases

Effective October 31, 2011, the Company entered into a new lease agreement for office space in New York, New York. Under this agreement, which expires on June 30, 2015, the Company may terminate the agreement at any time, with 90 days advance notice. Future non-cancellable obligations under this agreement are $36.

Rent expense charged to continuing operations was $20 and $47 for the three months ended June 30, 2012 and 2011 and $56 and $95 for the six months ended June 30, 2012 and 2011, respectively.

Litigation, Claims and Assessments

On April 22, 2010 a case was filed against the Company stating that the Company conspired to divert work from the plaintiff. The claims were for $2,400 in this case. This litigation was settled on June 13, 2012 for a cash payment of $23.

8.   Stockholders’ Equity

Common Stock Issued

During the six months ended June 30, 2012, the Company issued 4,998 shares of its common stock upon the exercise of stock options and realized proceeds of $8.

Recovery of Stockholder Short Swing Profit

In February, 2012, the Company was notified by a stockholder that the stockholder had generated short swing profits under the provisions of Section 16(b) of the Exchange Act on its purchases and sales of shares of the Company’s common stock. On February 27, 2012, the stockholder made a payment to the Company of $15, representing the disgorgement of that short swing profit. The amount was recorded as additional paid-in capital.

Stock Repurchase Program

On July 21, 2011, the Company’s board of directors approved a new program to repurchase shares of the Company’s common stock. The repurchase program was established on August 4, 2011. During the six months ended June 30, 2012, 1,943 shares of the Company’s common stock were repurchased under this program at an aggregate cost of $5. At June 30, 2012, the cost of this repurchase was reflected in Treasury Stock in the accompanying condensed consolidated balance sheet.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY Notes to Condensed Consolidated Financial Statements (dollars in thousands, except per share amounts)

8.   Stockholders’ Equity, continued

Registration Rights Agreement

Pursuant to its obligation under the Genesis Support Agreement, on March 27, 2012, the Company entered into a Registration Rights Agreement with the 2012 Stockholder (the “Registration Rights Agreement”), pursuant to which the Company agreed to register for resale the shares of common stock held by the 2012 Stockholder by no later than April 30, 2012. The Registration Rights Agreement further obligates the Company to use commercially reasonable efforts to cause any registration statement filed pursuant to the Registration Rights Agreement to be declared effective within 150 days following the date of the Registration Rights Agreement, and to remain effective under the Securities Act until the earlier of (i) such time as all of the 2012 Stockholders’ shares of the Company’s common stock registered by any such registration statement have been sold, or (ii) three years from the effective date of the Agreement. Pursuant to such Registration Rights Agreement, on April 17, 2012, the Company filed a registration statement with the Securities and Exchange Commission on Form S-1 to register 3,311,086 shares for resale, including the shares required to be registered pursuant to the Registration Right Agreement. The Securities and Exchange Commission declared the registration effective on June 13, 2012.

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

As of June 30, 2012, a total of 1,347,342 shares of common stock remained eligible to be issued under the Incentive Plan.

Stock Based Compensation

Equity instruments issued to employees are recorded at their fair value on the date of grant and are amortized over the vesting period of the award. Stock based compensation for employees was approximately $165 and $2 for the three months ended June 30, 2012 and 2011, and $189 and $9 for the six months ended June 30, 2012 and 2011, respectively, and were reflected in general and administrative expenses.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY Notes to Condensed Consolidated Financial Statements (dollars in thousands, except per share amounts)

9. Stock Based Compensation, continued

Stock Options, continued

At June 30, 2012, the unamortized value of stock options held by employees was approximately $134. The unamortized portion will be expensed over a weighted average period of 0.2 years.

A summary of the status of the Company’s stock option plans and the changes during the six months ended June 30, 2012, is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life	Intrinsic Value
Options outstanding at January 1, 2012	64,998	$4.28	1.1 years	$3
Granted	200,000	$3.05
Exercised	(4,998)	$1.70
Forfeited	-	$-
Options outstanding at June 30, 2012	260,000	$3.38	3.7 years	$-
Exercisable June 30, 2012	60,000	$4.50	0.5 years	$-

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

11. Subsequent Events

Pursuant to the terms of the Nyweide Employment Agreement, upon the sale of Preparedness Services, 201,813 shares of restricted stock granted under the Performance Bonus Plan and 14,093 RSUs held by Mr. Nyweide became fully vested and non-forfeitable, and the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the sale of Preparedness Services, $202 was paid on August 13, 2010, and the remaining $173 was paid in March 2011.  In addition, $821 was paid into a “rabbi trust” on August 23, 2010, to be disbursed to Mr. Nyweide six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Mr. Nyweide works part-time). The Compensation Committee determined that January 31, 2012 was the date of such separation of service for purposes of Section 409A of the Internal Revenue Code. Accordingly, on July 31, 2012, $821 was disbursed to Mr. Nyweide, representing: (i) 50% of the salary and 100% of benefits, including a housing allowance, that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) 50% of the target cash bonus for the period January 1, 2011 through January 31, 2012 ; and (iii) cash in lieu of additional shares of stock for 50% of the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Mr. Nyweide.

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

We currently intend to utilize our cash of $19,681, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

In connection with our pursuit of a business combination, we have amended the employment agreements of our Chief Executive Officer and Chief Financial Officer to extend their employment through the earlier of the closing of a business combination or December 31, 2012.

Selection of a target business and structuring of a business combination

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates. We currently have one non-exclusive agreement with an advisor to assist us in our search for a target business.

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

Corporate Developments

Additional Gain on Sale of SafirRosetti

During the three and six months ended June 30, 2012, we recorded a positive adjustment of $150 to the gain on the sale of SafirRosetti, in connection with the release of reserves no longer required related to certain working capital items. This adjustment was reflected in the accompanying condensed consolidated statement of operations within discontinued operations as Gain on Disposal. In addition, during the three and six months ended June 30, 2011, we realized $80 and $453, respectively in contingent sales proceeds related to the sale of SafirRosetti. No contingent sales proceeds were realized related to the sale of SafirRosetti during the three and six months ended June 30, 2012.

Receipt of Additional Proceeds from Sale of Preparedness Services

On February 29, 2012, we received $10,000 from Witt Group Holdings, LLC (“Witt Holdings”), representing the earnout payment due upon the sale of Preparedness Services. During the year ended December 31, 2010, we recognized $301 of this earnout as contingent consideration not yet realized.

During the three and six months ended June 30, 2012, we incurred legal expenses of $61 and $85, respectively, for our defense in connection with asserted litigation related to the former operations of our Preparedness Services business unit (see Part II, Item 1, below).

Accordingly, during the three and six months ended June 30, 2012, we recognized (loss) gain related to the sale of Preparedness Services of ($61) and $9,614, respectively, consisting of $0 and $10,000 received from Witt Holdings, less $0 and $301 recognized during the year ended December 31, 2010, and less $61 and $85 in legal expenses, respectively.

Additional Gain on Sale of Fraud and SIU Services

During the three and six months ended June 30, 2012, we recorded a positive adjustment of $200 to the gain on the sale of Fraud and SIU Services, related to the release of reserves no longer required for a working capital item. This adjustment was reflected in the accompanying condensed consolidated statement of operations within discontinued operations as Gain on Disposal.

Funds held in escrow related to the sales of business units

On January 20, 2012, we received $2,450 from the purchasers of Bode, representing the full release of funds which had been held in escrow related to the sale of Bode.

Results of Operations

Continuing Operations

During the three and six months ended June 30, 2012, continuing operations consisted of executive and general corporate operations. These executive and general corporate operations principally include services in support of pursuing our acquisition strategy, and secondarily include the monitoring and managing of our escrowed purchase price amounts and earnouts, as well as providing support to the business units sold, including cash and treasury management.

Operating Expenses

Our general and administrative expenses consist primarily of salaries and stock-based compensation, legal and professional fees, as well as corporate support expenses such as for facilities, telecommunication and information technology.

Discontinued Operations

As a result of our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are presented in our financial statements as discontinued operations for the three and six months ended June 30, 2012 and all prior periods. As of June 30, 2012, continuing operations consist solely of our executive and general corporate operations.

GlobalOptions Group Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Operating Expenses

General and administrative expenses were $840 for the three months ended June 30, 2012, as compared to $677 for the three months ended June 30, 2011. The increase in general and administrative expenses was primarily related to an increase in stock based compensation related to options for the purchase of the Company’s common stock awarded to two executives of the company on March 16, 2012.

Results of Discontinued Operations

Income from discontinued operations was $289 and $494 for the three months ended June 30, 2012 and 2011, respectively. Income from discontinued operations for the three months ended June 30, 2012 consisted of $350 for the reversal of reserves no longer required related to the sale of the business units, offset by $61 in legal expenses incurred in connection with the sale of Preparedness Services. Income from discontinued operations for the three months ended June 30, 2011 consisted of $399 for the reversal of reserves no longer required related to the sale of the business units, as well as $80 in contingent proceeds received, and $15 in interest recognized related to a note receivable issued in connection with the sale of SafirRosetti.

Net Income (loss)

Net loss for the three months ended June 30, 2012 and 2011 was $544 and $176, respectively. Net loss for the three months ended June 30, 2012 was comprised of a loss from continuing operations of $833, offset by income from discontinued operations of $289. Net loss for the three months ended June 30, 2011 was comprised of a loss from continuing operations of $670 offset by income from discontinued operations of $494. The increase in net loss is principally the result of an increase in stock based compensation and decreases in gains recognized and reported on the sale of the businesses units, and reported within discontinued operations, as described above.

GlobalOptions Group Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Operating Expenses

General and administrative expenses were $1,672 for the six months ended June 30, 2012, as compared to $1,665 for the six months ended June 30, 2011. Increases related to stock based compensation for the period were offset by decreases in professional fees and other compensation costs, consistent with reduced transition activities in 2012.

Results of Discontinued Operations

Income from discontinued operations was $9,964 and $875 for the six months ended June 30, 2012 and 2011, respectively. The increase of $9,089 was primarily due to the recognition of the earnout payment received by us on February 29, 2012 in connection with the sale of Preparedness Services.

Net Income (loss)

Net income (loss) for the six months ended June 30, 2012 and 2011 was $8,299 and $(781), respectively. Net income for the six months ended June 30, 2012 was comprised of a loss from continuing operations of $1,665 offset by income from discontinued operations of $9,964. Net loss for the six months ended June 30, 2011 was comprised of a loss from continuing operations of $1,656 offset by income from discontinued operations of $875. The increase in net income is principally the result of the recognition of the earnout payment received by us on February 29, 2012 in connection with the sale of Preparedness Services. and reported within discontinued operations, as described above.

Liquidity and Capital Resources

For the six months ended June 30, 2012

We had a cash and cash equivalent balance of $19,681 as of June 30, 2012.

Cash used in operating activities was approximately $1,929 and $4,031 for the six months ended June 30, 2012 and 2011, respectively.  Cash used in operating activities for the six months ended June 30, 2012 resulted primarily from our loss from continuing operations of $1,665, offset by non cash charges for stock based compensation of $189, and our use in operating activities related to changes in operating assets and liabilities of $453.

Cash provided by investing activities was $12,365 and $3,054 for the six months ended June 30, 2012 and 2011, respectively.  The cash provided by investing activities during the six months ended June 30, 2012 represented proceeds from the sale of business units, and consisted of the receipt of $10,000 from Witt Group Holdings, LLC (“Witt Holdings”), representing the earnout payment due upon the sale of Preparedness Services, less $85 in legal expenses incurred in connection with asserted litigation related to the former operations of Preparedness Services, as well as the receipt of $2,450 from the purchasers of Bode on January 20, 2012, representing the full release of funds which had been held in escrow related to the sale of Bode.

Cash provided by (used in) in financing activities was $18 and $(19,066) for the six months ended June 30, 2012 and 2011, respectively. The net cash used in financing activities for the six months ended June 30, 2012 consisted of the receipt of $15 representing the recovery of stockholder short swing profit, $8 in proceeds related to the exercise of stock options, offset by $5 used for the repurchase of our common stock. The net cash used in financing activities during the six months ended June 30, 2011 is primarily the result of the consummation of a tender offer distribution, related to which we repurchased 7,500,000 shares of our common stock at a cost of $19,650, offset by proceeds of $584 from the exercise of stock options.

At June 30, 2012, we had working capital of $18,807.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, management, consisting principally of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls, during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On April 22, 2010 a case was filed against us stating that we conspired to divert work from the plaintiff. The claims were for $2,400 in this case. This litigation was settled on June 13, 2012 for $23.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

There are no items required to be disclosed on Current Report on Form 8-K during the quarterly period ended June 30, 2012 that were not so reported.

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

GLOBALOPTIONS GROUP, INC.

Dated: August 13, 2012	By:	/s/ Harvey W. Schiller

Harvey W. Schiller
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 13, 2012	By:	/s/ Jeffrey O. Nyweide

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

