Form 10-Q
period 2012-09-30
GlobalOptions Group, Inc.
filed 2012-11-20
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☒ No ☐

As of November 19, 2012, there were 6,197,760 shares of the issuer’s common stock outstanding.

EXPLANATORY NOTE

In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, GlobalOptions Group, Inc. (the “Company”) is relying on Release No. 68224 issued by the Securities and Exchange Commission (the “SEC”), titled “Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder,” which provides that filings by registrants unable to meeting filing deadlines due to Hurricane Sandy and its aftermath shall be considered timely so long as the filing is made on or before November 21, 2012, and the conditions contained therein are satisfied. The Company’s headquarters, its independent accountants, attorneys and other advisors are located in the greater New York area, and were adversely impacted by the lack of communications, transportation, electricity and facilities, and accordingly the Company was unable to file this Report by November 14, 2012 due to disruptions caused by Hurricane Sandy.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Form 10-Q

September 30, 2012

Part I Financial Information

Item 1. Financial Statements

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,857	$9,227
Short term investment	14,988	-
Restricted cash equivalents - deferred compensation	-	822
Funds held in escrow related to the sales of business units	-	2,450
Amounts due from buyers related to the sales of business units	-	301
Prepaid expenses and other current assets	128	216

Total assets	$18,973	$13,016

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$105
Accrued compensation and related benefits	106	304
Deferred compensation	-	821
Other current liabilities	323	291
Current liabilities of discontinued operations	791	1,194

Total liabilities	1,220	2,715

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,880,000 shares authorized, no shares issued or outstanding;	-	-
Series D convertible preferred stock, non-voting, $0.001 par value, 100,000 shares authorized, no shares issued or outstanding;	-	-
Series A junior participating preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued or outstanding;	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 6,552,352 shares issued and 6,197,760 shares outstanding at September 30, 2012, and 6,547,354 shares issued and 6,194,705 shares outstanding at December 31, 2011	7	7
Additional paid-in capital	92,825	92,479
Accumulated deficit	(74,366)	(81,477)
Treasury stock; at cost, 354,592 shares at September 30, 2012 and 352,649 shares at December 31, 2011	(713)	(708)
Total stockholders' equity	17,753	10,301
Total liabilities and stockholders' equity	$18,973	$13,016

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Operating expenses:

General and administrative	$1,192	$532	$2,864	$2,197

Total operating expenses	1,192	532	2,864	2,197

Loss from operations	(1,192)	(532)	(2,864)	(2,197)

Other income:

Interest income	4	2	11	11

Loss from continuing operations	(1,188)	(530)	(2,853)	(2,186)

Discontinued Operations:

Income from discontinued operations	-	-	-	23
Gain on disposal	-	1,149	9,964	2,001
Income from discontinued operations	-	1,149	9,964	2,024

Net (loss) income	$(1,188)	$619	$7,111	$(162)

Basic and diluted net (loss) income per share:
Continuing operations	$(0.19)	$(0.09)	$(0.46)	$(0.22)
Discontinued operations	-	0.19	1.61	0.20

Net (loss) income per share	$(0.19)	$0.10	$1.15	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	6,197,760	6,203,379	6,196,341	10,028,048

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Equity

For the Nine Months Ended September 30, 2012

(dollars in thousands)

(Unaudited)

					Additional
	Common Stock		Treasury Shares		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2012	6,547,354	$7	352,649	$(708)	$92,479	$(81,477)	10,301

Issuance of common stock upon exercise of stock options	4,998	-	-	-	8	-	8

Purchase of treasury stock under stock repurchase program	-	-	1,943	(5)	-	-	(5)

Amortization of employee stock option costs	-	-	-	-	323	-	323

Recovery of stockholder short swing profit	-	-	-	-	15	-	15

Net income	-	-	-	-	-	7,111	7,111

Balance, September 30, 2012	6,552,352	$7	354,592	$(713)	$92,825	$(74,366)	$17,753

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$7,111	$(162)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	323	11
Accretion of discount on note receivable	-	(20)
Gain on sale of business units	(9,964)	(2,001)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	88	173
Accounts payable	(105)	(552)
Accrued compensation and related benefits	(198)	(713)
Deferred compensation	(821)	(1,685)
Other current liabilities	(21)	(1,797)
Total adjustments	(10,698)	(6,584)
Net cash used in operating activities	(3,587)	(6,746)

Cash flows from investing activities:
Purchase of short term investment	(14,988)	-
Proceeds from restricted cash equivalents	822	1,685
Proceeds from note receivable	-	875
Legal fees paid in connection with the sale of business units	(85)	-
Proceeds from sale of business units	12,450	6,477
Net cash provided by investing activities	(1,801)	9,037

Cash flows from financing activities:
Recovery of stockholder short swing profit	15	-
Proceeds from issuance of stock in connection with stock options exercised	8	585
Repurchase of common stock	(5)	(19,650)
Net cash provided by financing activities	18	(19,065)

Net decrease (decrease) in cash and cash equivalents	(5,370)	(16,774)
Cash and cash equivalents - beginning of period	9,227	26,126
Cash and cash equivalents - end of period	$3,857	$9,352

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-

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

On March 16, 2012 the Company’s board of directors (the “Board”) determined that it was in the best interests of the Company’s stockholders to change the primary focus of its efforts from that of preparing and analyzing a plan to wind down the Company and distribute cash to stockholders, to one of affirmatively pursuing an acquisition strategy for a period of six months. If the Board was unable to effectively identify and conclude a transaction within that time period, the Board would then reevaluate the acquisition strategy to determine whether it should continue to pursue such acquisition or distribution strategy. On September 25, 2012, the Board reevaluated its acquisition strategy and concluded that it would continue to pursue transactions during the near term, which it believes may result in enhanced shareholder value. The Company is currently evaluating possible business combinations. The Company does not currently have any arrangement, agreement or understanding with respect to any such transaction and there can be no assurance that it will be successful in finally evaluating or in concluding one.

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

As a result of the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are shown as discontinued operations in the Company’s condensed consolidated financial statements. During the three and nine months ended September 30, 2012, continuing operations consisted solely of executive and general corporate operations.  These executive and general corporate operations included services provided by the Company principally in support of pursuing the Company’s acquisition strategy, and secondarily, included the monitoring and managing of the Company’s escrowed purchase price amounts and earnouts, as well as providing support to the business units sold, including cash and treasury management.

With the net proceeds that the Company has received from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode through December 31, 2011, the Company has made two tender offer distributions to stockholders in the aggregate amount of $22,188 and has purchased 25,301 shares of its common stock at an aggregate cost of $60 under stock repurchase programs. During the nine months ended September 30, 2012, the Company repurchased 1,943 shares of its common stock at an aggregate cost of $5 under repurchase programs (See Note 8, Stockholders’ Equity – Repurchase of Common Stock).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

3.  Summary of Significant Accounting Policies

Restricted Cash Equivalents

“Restricted cash equivalents – deferred compensation” includes cash and money market funds held in a rabbi trust under a nonqualified deferred compensation arrangement (the “Deferred Compensation Arrangement”) established in connection with compensation earned by the Company’s chief financial officer upon the sale of Preparedness Services. The plan participant’s account is comprised of the Company’s contribution to the trust on behalf of the participant (See Note 6 – Deferred Compensation). The restricted cash held in the rabbi trust is considered an asset available for sale and is reported at fair value with an offsetting liability included in deferred compensation in the accompanying condensed consolidated balance sheet. On July 31, 2012, the remaining funds held in the rabbi trust under the Deferred Compensation Arrangement were disbursed to the Company’s Chief Financial Officer (see Note 6 – Deferred Compensation).

The earnings on the investments are recorded in interest income in the accompanying condensed consolidated statements of operations. Earnings on these investments were less than $1 for the three and nine months ended September 30, 2012. The fair value of the investment of the Deferred Compensation Arrangement was $0 and $822 at September 30, 2012 and December 31, 2011.

Short Term Investment

The short-term investment consists of an investment in U.S. treasury bills with an original maturity greater than three months and less than one year. On September 28, 2012, the Company purchased a short-term investment consisting of a $14,988 U.S. treasury bill, which will mature on May 3, 2013. The cost of the investment is adjusted for accretion of discounts to maturity. Such accretion is less than $1 for the three and nine months ended September 30, 2012 and is included in interest income. The investment is classified as available-for-sale and is carried at fair value, which approximates amortized cost, at September 30, 2011.

Fair Value Measurements

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

• Level 1.	Quoted prices in active markets for identical assets or liabilities.

• Level 2.	Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

• Level 3.	Significant unobservable inputs that cannot be corroborated by market data.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured a fair value on a recurring basis.

	Condensed Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Quoted prices for similar assets or liabilities in active markets (Level 2)	Significant unobservable inputs (Level 3)
At September 30, 2012
Short Term Investment	$14,988	$14,988	$-	$-
(U.S. treasury bill)

At December 31, 2011
Restricted Cash Equivalents	$822	$822	$-	$-

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

Discontinued Operations

Included in “Income from discontinued operations” in the accompanying condensed consolidated statements of operations, are the results for the three and nine months ended September 30, 2012 and 2011, as applicable, for SafirRosetti, Preparedness Services, Fraud and SIU Services, International Strategies and Bode and the respective gains on their disposals. Income from discontinued operations for the three and nine months ended September 30, 2012 consisted principally of the gain recorded on the disposal of Preparedness Services, less related expenses (See Note 4 - Sales of Business Units). Liabilities of the discontinued operations have been reclassified and are reflected in the accompanying condensed consolidated balance sheet as of September 30, 2012 as “Current liabilities of discontinued operations”.

Net Income (loss) per Common Share

Basic net income (loss) per common share is computed based on the weighted average number of shares of common stock outstanding, as adjusted, during the periods presented. Potentially dilutive securities, which consisted of stock options for the purchase of 260,000 and 64,998 shares of the Company’s common stock at September 30, 2012 and 2011, respectively, have been excluded from the computation of diluted net loss per share, because the effect of their inclusion in loss per share for continuing operations would have been anti-dilutive for those periods.

4. Sales of Business Units

Additional Gain on Sale of SafirRosetti

During the three and nine months ended September 30, 2012, the Company recorded $0 and $150, respectively, of additional gain on the sale of SafirRosetti, in connection with the release of reserves no longer required related to certain working capital items. In addition, during the three and nine months ended September 30, 2011, the Company realized $88 and $541 respectively in contingent sales proceeds related to the sale of SafirRosetti. These adjustments were reflected in the accompanying condensed consolidated statement of operations within discontinued operations as Gain on Disposal. No contingent sales proceeds were realized related to the sale of SafirRosetti during the three and nine months ended September 30, 2012.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

4. Sales of Business Units, continued

Additional Gain on Sale of Preparedness Services

On February 29, 2012, the Company received $10,000 from Witt Group Holdings, LLC (“Witt Holdings”), representing the earnout payment due in connection with the sale of Preparedness Services. During the year ended December 31, 2010, we recognized $301 of this earnout as contingent consideration not yet realized.

During the three and nine months ended September 30, 2012, the Company incurred legal expenses of $0 and $85, respectively, for its defense in connection with asserted litigation related to the former operations of its Preparedness Services business unit. This litigation was settled on June 13, 2012 for $23.

Accordingly, during the three and nine months ended September 30, 2012, the Company recognized a gain related to the sale of Preparedness Services of $0 and $9,614, respectively. The gain recognized during the nine months ended September 30, 2012 consisted of the $10,000 received from Witt Holdings, less $301 recognized during the year ended December 31, 2010, and less $85 in legal expenses. During the three and nine months ended September 30, 2011 the Company recognized a gain related to the sale of Preparedness Services of $100 and $167, respectively. The $100 gain recorded during the three months ended September 30, 2011 represents the release of reserves no longer required; the nine months amount also includes $67 related to the realization of a working capital item.

The additional gain on the sale of Preparedness Services was reflected in the accompanying condensed consolidated statement of operations within discontinued operations as Gain on Disposal.

Additional Gain on Sale of Fraud and SIU Services

During the three and nine months ended September 30, 2012, the Company recorded $0 and $200, respectively, of additional gain on the sale of Fraud and SIU Services. The nine months amount related to the release of reserves no longer required for a working capital item. During the three and nine months ended September 30, 2011, the Company recorded $181 and $189 respectively as gain on disposal in connection with the sale of Fraud and SIU services. The amount recorded during the three months ended September 30, 2011 consisted of $98 related to the realization of a working capital item, as well as $83 for the reversal of reserves no longer required. The nine months amount also included $8 for the receipt of a working capital item.

The additional gain on the sale of Fraud and SIU Services was reflected in the accompanying condensed consolidated statement of operations within discontinued operations as Gain on Disposal.

Additional Gain on Sale of Bode

During the three and nine months ended September 30, 2011, the Company recorded $780 and $1,104, respectively, as gain on disposal of Bode. The amount recorded during the three months ended September 30, 2011 was for the release of reserves no longer required related to income taxes on the sale of Bode. The nine months amount included a working capital adjustment of $94, as well as $230 for the release of reserves no longer required related to working capital. The gain was reflected in the accompanying condensed consolidated statement of operations within discontinued operations as Gain on Disposal. No additional gains were realized related to the sale of Bode during the three and nine months ended September 30, 2012.

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

Results of Discontinued Operations

Results and net income from discontinued operations are as follows, reflecting results and gain, as applicable, on the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services, Bode, and International Strategies:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenues	$-	$-	$-	$-
Income from operations	$-	$-	$-	$-
Other income, net	$-	$-	$-	$23
Gain on disposal	$-	$1,149	$9,964	$2,001
Income	$-	$1,149	$9,964	$2,024

There were no assets included in discontinued operations as of September 30, 2012 and December 31, 2011. Liabilities included in discontinued operations as of September 30, 2012 and December 31, 2011 are as follows:

	As of
	September 30, 2012	December 31, 2011
Liabilities
Accounts payable	$-	$56
Accrued expenses and other current liabilities	791	1,138
Total liabilities of discontinued operations	$791	$1,194

Accrued expenses and other current liabilities of discontinued operations at September 30, 2012 and December 31, 2011 includes $720 and $592, respectively, for amounts that were collected by the Company on behalf of the buyers of the respective sold business units through its lockbox prior to each of the respective period ends. These amounts were remitted to buyers promptly after each period end.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

5. Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	As of
	September 30, 2012	December 31, 2011
Accrued bonuses	$5	$182
Accrued payroll	60	57
Accrued employee benefits	41	65
Total	$106	$304

6.  Deferred Compensation

Pursuant to the terms of the Company’s employment agreement with Mr. Nyweide as modified on May 6, 2010, upon the sale of Preparedness Services, 201,813 shares of restricted stock granted under the 2006 Executive Compensation Performance Bonus Plan and 14,093 restricted stock units held by Mr. Nyweide became fully vested and non-forfeitable, and the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the sale of Preparedness Services, $202 was paid on August 13, 2010, and the remaining $173 was paid in March 2011.  In addition, the Company established a Deferred Compensation Arrangement, and $821 of deferred compensation was paid into a “rabbi trust” on August 23, 2010, to be disbursed to Mr. Nyweide nine months after his separation of service for any reason. (The deferred compensation rules under Section 409A of the Internal Revenue Code provide that this may include a point in time when Mr. Nyweide works part-time.) The Compensation Committee determined that January 31, 2012 was the date of such separation of service for purposes of Section 409A of the Internal Revenue Code. Accordingly, on July 31, 2012, $821 was disbursed to Mr. Nyweide, representing: (i) 50% of the salary and 100% of benefits, including a housing allowance, that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) 50% of the target cash bonus for the period January 1, 2011 through January 31, 2012 ; and (iii) cash in lieu of additional shares of stock for 50% of the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Mr. Nyweide. Deferred compensation under the Deferred Compensation Arrangement was $0 and $821 as of September 30, 2012 and December 31, 2011, respectively.

7. Commitments and Contingencies

Employment Agreements

On March 26, 2012, the Company entered into an amendment (the “Schiller Amendment”) to Dr. Schiller’s employment agreement. Pursuant to the Schiller Amendment, the expiration date of Dr. Schiller’s employment with the Company was extended from July 31, 2012 to December 31, 2012. The Schiller Amendment further provides that Dr. Schiller’s base salary shall be increased from $150 per annum to $180 per annum, and provides that, as an inducement to Dr. Schiller to enter into the Schiller Amendment, the Company granted Dr. Schiller an option for the purchase of 125,000 shares of the company’s common stock at an exercise price of $3.05 per share, which vested six months after the grant date with a five year term. If Dr. Schiller’s employment with the Company is terminated without cause prior to the vesting period, all options shall vest upon the termination date. The Schiller Amendment further provides that, should the Company merge or acquire an operating company before the expiration date of Dr. Schiller’s employment with the Company, the Company shall pay to Dr. Schiller as severance a sum equal to 12 months of his part-time base salary ($15 per month) plus all benefits and cash payments accruing throughout those 12 months in a lump sum within 30 days of the date on which Dr. Schiller’s employment with the Company is terminated. The Schiller Amendment further provides that the Company shall pay to Dr. Schiller certain professional fees for personal accounting and legal fees relating to the preparation and execution of the Schiller Amendment.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

7. Commitments and Contingencies, continued

Employment Agreements, continued

On March 26, 2012, the Company entered into an amendment (the “Nyweide Amendment”) to Mr. Nyweide’s employment agreement. Pursuant to the Nyweide Amendment, the expiration date of Mr. Nyweide’s employment with the Company shall be extended from July 31, 2012 to December 31, 2012. The Nyweide Amendment further provides that, as of March 1, 2012, the Company shall pay to Mr. Nyweide a base salary of approximately $31 per month as a full time employee. If the Company elects to extend the term of Mr. Nyweide’s employment beyond December 31, 2012, the Company shall pay to Mr. Nyweide a base salary of $20 per month as a part time employee. The Nyweide Amendment provides that, as an inducement to Mr. Nyweide to enter into the Nyweide Amendment, the Company granted Mr. Nyweide an option for the purchase of 75,000 shares of the company’s common stock at an exercise price of $3.05 per share, which vested six months after the grant date with a five year term. If Mr. Nyweide’s employment with the Company is terminated without cause prior to the vesting period, all options shall vest upon the termination date. The Nyweide Amendment further provides that, should the Company merge or acquire an operating company before the expiration date of Mr. Nyweide’s employment with the Company, the Company shall pay to Mr. Nyweide as severance a sum equal to 12 months compensation at $15 per month, plus all benefits and cash payments accruing throughout those 12 months in a lump sum within 30 days of the date on which Mr. Nyweide’s employment with the Company is terminated (the “Nyweide Severance Payment”). The Nyweide Amendment further provides that the Severance Payment shall be reduced by an amount equal to $15 times the number of completed months worked by Mr. Nyweide from March 1, 2012 to the date of termination due to acquisition or merger. The Nyweide Amendment further provides that the Company shall pay to Mr. Nyweide certain professional fees for personal accounting and legal fees relating to the preparation and execution of the Nyweide Amendment.

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

Rent expense charged to continuing operations was $36 and $45 for the three months ended September 30, 2012 and 2011 and $92 and $162 for the nine months ended September 30, 2012 and 2011, respectively.

Litigation, Claims and Assessments

On April 22, 2010 a case was filed against the Company stating that the Company conspired to divert work from the plaintiff. The claims were for $2,400 in this case. This litigation was settled on June 13, 2012 for a cash payment of $23.

8.   Stockholders’ Equity

Common Stock Issued

During the nine months ended September 30, 2012, the Company issued 4,998 shares of its common stock upon the exercise of stock options and realized proceeds of $8.

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

Stock Repurchase Program

On July 21, 2011, the Company’s board of directors approved a new program to repurchase shares of the Company’s common stock. The repurchase program was established on August 4, 2011. During the nine months ended September 30, 2012, 1,943 shares of the Company’s common stock were repurchased under this program at an aggregate cost of $5. At September 30, 2012, the cost of this repurchase was reflected in Treasury Stock in the accompanying condensed consolidated balance sheet.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

8.   Stockholders’ Equity, continued

Limited Waiver of Rights Agreement and Stockholder Support Agreement, continued

Pursuant to the Genesis Support Agreement, the Board expanded its size to a total of six (6) members and appointed two designees of the 2012 Stockholder (the “Stockholder Designees”) to serve as directors on the Board. (See Note 11– Changes to Board of Directors). The Board is further obligated to nominate and recommend the election of the Stockholder Designees, and to solicit proxies to such effect. The Genesis Support Agreement further provides that, should the 2012 Stockholder beneficially own less than 22% of the common stock of the Company, the 2012 Stockholder shall only retain authority to appoint one Stockholder Designee to the Board. In such case, the Board shall no longer be obligated to nominate and recommend the election of more than one Stockholder Designee and shall not be obligated to solicit proxies or otherwise promote the election to the Board of such Stockholder Designee. The Genesis Support Agreement further provides that, should the 2012 Stockholder beneficially own less than 10% of the common stock of the Company, the 2012 Stockholder shall retain no authority to appoint any Stockholder Designees to the Board. In such case, the Board shall no longer be obligated to nominate and recommend the election of any of the Stockholder Designees and shall not be obligated to solicit proxies or otherwise promote the election to the Board of any Stockholder Designee. Additionally, the 2012 Stockholder agreed to certain standstill restrictions, effective as of the date of the Genesis Support Agreement and expiring on the earlier of 18 months following the execution of the Genesis Support Agreement or the consummation of a change of control of the Company and certain restrictions on transfer of certain of the shares owned by them.

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

As of September 30, 2012, a total of 1,347,342 shares of common stock remained eligible to be issued under the Incentive Plan.

Stock Based Compensation

Equity instruments issued to employees are recorded at their fair value on the date of grant and are amortized over the vesting period of the award. Stock based compensation for employees was approximately $134 and $2 for the three months ended September 30, 2012 and 2011, and $323 and $11 for the nine months ended September 30, 2012 and 2011, respectively, and was reflected in general and administrative expenses.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

9. Stock Based Compensation, continued

Stock Options

On March 16, 2012, the Company granted, in the aggregate, options for the purchase of 200,000 shares of its common stock at an exercise price of $3.05 per share, under the Incentive Plan, to two executives of the Company. The options have a term of five years and were vested on September 16, 2012. These options have an aggregate grant date fair value of approximately $322 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of three years; volatility of 87.9%, dividends of 0%; and a risk free interest rate of 1.13%. The expected life of the options was calculated using the simplified method, using the average of the contractual term and the vesting period.

At September 30, 2012, the fair value of stock options granted by the Company has been fully amortized.

A summary of the status of the Company’s stock option plans and the changes during the nine months ended September 30, 2012, is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life	Intrinsic Value
Options outstanding at January 1, 2012	64,998	$4.28	1.1 years	$3
Granted	200,000	$3.05
Exercised	(4,998)	$1.70
Forfeited	-	$-
Options outstanding at September 30, 2012	260,000	$3.38	3.5 years	$-
Exercisable September 30, 2012	260,000	$3.38	3.5 years	$-

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

11. Changes to Board of Directors

On September 30, 2012, upon the resignation of Mr. Eli Dominitz and Mr. Kenneth Polinsky from the Board of Directors, the Company appointed Mr. Ethan Benovitz and Mr. Daniel Saks to serve on the Board.

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

 On March 16, 2012 our board of directors (the “Board”) determined that it was in the best interests of our stockholders to change the primary focus of our efforts from that of preparing and analyzing a plan to wind down the Company and distribute cash to stockholders to one of affirmatively pursuing an acquisition strategy for a period of six months, and if unable to effectively identify and conclude a transaction, then reevaluate the acquisition strategy to determine whether we should continue to pursue such acquisition or distribution strategy. On September 25, 2012, the Board reevaluated its acquisition strategy and concluded that it would continue to pursue transactions during the near term which it believes may result in enhanced shareholder value. We are currently evaluating a variety of possible business combinations. We currently do not have any arrangement, agreement or understanding with respect to any such transaction and there can be no assurance that we will be successful in finally evaluating or in concluding one.

We currently intend to utilize our cash and short term investments of $18,845, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

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

On March 16, 2012, our Board determined that if after six months we are not able to identify and conclude an appropriate business combination, our Board would then analyze whether to continue this strategy or return to a strategy of returning capital to stockholders. On September 25, 2012 our Board reevaluated its acquisition strategy and concluded that it would continue to pursue transactions during the near term which it believes may result in enhanced shareholder value.

Corporate Developments

Additional Gain on Sale of SafirRosetti

During the three and nine months ended September 30, 2012, we recorded $0 and $150, respectively, of additional gain on the sale of SafirRosetti, in connection with the release of reserves no longer required related to certain working capital items. In addition, during the three and nine months ended September 30, 2011, we realized $88 and $541 respectively in contingent sales proceeds related to the sale of SafirRosetti. These adjustments were reflected in the accompanying condensed consolidated statement of operations within discontinued operations as Gain on Disposal. No contingent sales proceeds were realized related to the sale of SafirRosetti during the three and nine months ended September 30, 2012.

Additional Gain on Sale of Preparedness Services

On February 29, 2012, we received $10,000 from Witt Group Holdings, LLC (“Witt Holdings”), representing the earnout payment due in connection with the sale of Preparedness Services. During the year ended December 31, 2010, we recognized $301 of this earnout as contingent consideration not yet realized.

During the three and nine months ended September 30, 2012, we incurred legal expenses of $0 and $85, respectively, for our defense in connection with asserted litigation related to the former operations of our Preparedness Services business unit. This litigation was settled on June 13, 2012 for $23.

Accordingly, during the three and nine months ended September 30, 2012, we recognized a gain related to the sale of Preparedness Services of $0 and $9,614, respectively. The gain recognized during the nine months ended September 30, 2012 consisted of the $10,000 received from Witt Holdings, less $301 recognized during the year ended December 31, 2010, and less $85 in legal expenses, respectively. During the three and nine months ended September 30, 2011 we recognized a gain related to the sale of Preparedness Services of $100 and $167, respectively. The $100 gain recorded during the three months ended September 30, 2011 represents the release of reserves no longer required; the nine months amount also includes $67 related to the realization of a working capital item.

The additional gain on the sale of Preparedness Services was reflected in the accompanying condensed consolidated statement of operations within discontinued operations as Gain on Disposal.

Additional Gain on Sale of Fraud and SIU Services

During the three and nine months ended September 30, 2012, we recorded $0 and $200, respectively of additional gain on the sale of Fraud and SIU Services. The nine months amount related to the release of reserves no longer required for a working capital item. During the three and nine months ended September 30, 2011, we recorded $181 and $189 respectively as gain on disposal in connection with the sale of Fraud and SIU services. The amount recorded during the three months ended September 30, 2011 consisted of $98 related to the realization of a working capital item, as well as $83 for the reversal of reserves no longer required. The nine months amount also included $ 8 for the receipt of a working capital item.

The additional gain on the sale of Fraud and SIU Services was reflected in the accompanying condensed consolidated statement of operations within discontinued operations as Gain on Disposal.

Additional Gain on Sale of Bode

During the three and nine months ended September 30, 2011, we recorded $780 and $1,104, respectively, as gain on disposal of Bode. The amount recorded during the three months ended September 30, 2011 was for the release of reserves no longer required related to income taxes on the sale of Bode. The nine months amount includes a working capital adjustment of $94, as well as $230 for the release of reserves no longer required related to working capital. The gain was reflected in the accompanying condensed consolidated statement of operations within discontinued operations as Gain on Disposal. No additional gains were realized related to the sale of Bode during the three and nine months ended September 30, 2012.

Funds held in escrow related to the sales of business units

On January 20, 2012, we received $2,450 from the purchasers of Bode, representing the full release of funds which had been held in escrow related to the sale of Bode.

Results of Operations

Continuing Operations

During the three and nine months ended September 30, 2012, continuing operations consisted of executive and general corporate operations. These executive and general corporate operations principally include services in support of pursuing our acquisition strategy, and secondarily include the monitoring and managing of our escrowed purchase price amounts and earnouts, as well as providing support to the business units sold, including cash and treasury management.

Operating Expenses

Our general and administrative expenses consist primarily of salaries and stock-based compensation, legal and professional fees, as well as corporate support expenses such as for facilities, telecommunication and information technology.

Discontinued Operations

As a result of our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are presented in our financial statements as discontinued operations for the three and nine months ended September 30, 2012 and all prior periods. As of September 30, 2012, continuing operations consist solely of our executive and general corporate operations.

GlobalOptions Group Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Operating Expenses

General and administrative expenses were $1,192 for the three months ended September 30, 2012, as compared to $532 for the three months ended September 30, 2011. The increase in general and administrative expenses was primarily related to an increase in legal and professional fees incurred in connection with identifying and evaluating prospective target businesses, as well as increases in stock based compensation related to options for the purchase of the Company’s common stock awarded to two executives of the company on March 16, 2012.

Results of Discontinued Operations

Income from discontinued operations was $0 and $1,149 for the three months ended September 30, 2012 and 2011, respectively. Income from discontinued operations for the three months ended September 30, 2011 consisted primarily of the reversal of reserves no longer required related to the sale of the business units, as well as the receipt of certain working capital items.

Net (loss) income

Net (loss) income for the three months ended September 30, 2012 and 2011 was $(1,188) and $619, respectively. Net loss for the three months ended September 30, 2012 was comprised of a loss from continuing operations. Net loss for the three months ended September 30, 2011 was comprised of a loss from continuing operations of $530 offset by income from discontinued operations of $1,149. The increase in net loss is principally the result of an increase in stock based compensation and decreases in gains recognized and reported on the sale of the businesses units, and reported within discontinued operations, as described above.

GlobalOptions Group Nine months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Operating Expenses

General and administrative expenses were $2,864 for the nine months ended September 30, 2012, as compared to $2,197 for the nine months ended September 30, 2011. The increase in general and administrative expenses was primarily related to an increase in legal and professional fees incurred in connection with identifying and evaluating prospective target businesses, as well as increases in stock based compensation related to options for the purchase of the Company’s common stock awarded to two executives of the company on March 16, 2012.

Results of Discontinued Operations

Income from discontinued operations was $9,964 and $2,024 for the nine months ended September 30, 2012 and 2011, respectively. The increase of $7,940 was primarily due to the recognition of the earnout payment received by us on February 29, 2012 in connection with the sale of Preparedness Services.

Net Income (loss)

Net income (loss) for the nine months ended September 30, 2012 and 2011 was $7,111 and $(162), respectively. Net income for the nine months ended September 30, 2012 was comprised of a loss from continuing operations of $2,853 offset by income from discontinued operations of $9,964. Net loss for the nine months ended September 30, 2011 was comprised of a loss from continuing operations of $2,186 offset by income from discontinued operations of $2,024. The increase in net income is principally the result of the recognition of the earnout payment received by us on February 29, 2012 in connection with the sale of Preparedness Services and reported within discontinued operations, as described above.

Liquidity and Capital Resources

For the nine months ended September 30, 2012

Our cash and cash equivalents, and short term investments were $18,845 at September 30, 2012. Short term investment objectives are to minimize risk, maintain liquidity and maximize yield. To attain these objectives, investment limits are placed on the amount, type and issuer.

Cash used in operating activities was approximately $3,587 and $6,746 for the nine months ended September 30, 2012 and 2011, respectively.  Cash used in operating activities for the nine months ended September 30, 2012 resulted primarily from our loss from continuing operations of $2,853, offset by non cash charges for stock based compensation of $323, and our use in operating activities related to changes in operating assets and liabilities of $1,057.

Cash (used in) provided by investing activities was $(1,801) and $9,037 for the nine months ended September 30, 2012 and 2011, respectively.  The cash used in investing activities during the nine months ended September 30, 2012 represented primarily $14,988 of cash used for the purchase of a short term investment consisting of a U.S. treasury bill which matures on May 2, 2013. This use of cash was offset by the receipt of $10,000 from Witt Group Holdings, LLC (“Witt Holdings”), representing the earnout payment due in connection with the sale of Preparedness Services, the receipt of $2,450 representing the full release of funds which had been held in escrow related to the sale of Bode, and $822 of proceeds from restricted cash equivalents.

Cash provided by (used in) financing activities was $18 and $(19,065) for the nine months ended September 30, 2012 and 2011, respectively. The net cash used in financing activities for the nine months ended September 30, 2012 consisted of the receipt of $15 representing the recovery of a stockholder short swing profit, $8 in proceeds related to the exercise of stock options, offset by $5 used for the repurchase of our common stock. The net cash used in financing activities during the nine months ended September 30, 2011 is primarily the result of the consummation of a tender offer distribution, related to which we repurchased 7,500,000 shares of our common stock at a cost of $19,650, offset by proceeds of $585 from the exercise of stock options.

At September 30, 2012, we had working capital of $17,753.

We expect that after retaining a portion of our cash for future operating expenses we intend to utilize this cash and short term investment for due diligence, advisory, transaction and acquisition costs in connection with our plans to consummate a business combination, to the extent that we continue to pursue transactions. We also anticipate that we will need to keep a certain amount of funds in reserve to fund the initial operations of any acquired business.

If our cash on hand and short term investment are not sufficient to consummate a particular business combination, we may need to raise additional capital through the issuance of debt or equity securities to third parties.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, management, consisting principally of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls, during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

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

GLOBALOPTIONS GROUP, INC.

Dated: November 20, 2012	By:	/s/ Harvey W. Schiller
Harvey W. Schiller
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 20, 2012	By:	/s/ Jeffrey O. Nyweide
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

