Form 10-K
period 2012-12-31
GlobalOptions Group, Inc.
filed 2013-04-01
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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
None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($2.76) was $10,997,214. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

As of April 1, 2013, there were 6,197,760 shares of the registrant’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Form 10-K

December 31, 2012

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

On March 16, 2012 our board of directors (the “Board”) determined that it was in the best interests of our stockholders to change the primary focus of our efforts from that of preparing and analyzing a plan to wind down the Company and distribute cash to stockholders to one of affirmatively pursuing an acquisition strategy for a period of six months, and if unable to effectively identify and conclude a transaction, then reevaluate the strategy to determine whether we should pursue an acquisition or distribution strategy. The Board has further reevaluated its strategy and concluded that it would continue to pursue transactions through the near term, which it believes may result in enhanced shareholder value. We are currently evaluating a variety of possible business combinations. We currently do not have any arrangement, agreement or understanding with respect to any such transaction and there can be no assurance that we will be successful in finally evaluating or in concluding one.

We currently intend to utilize our cash and short term investments of $18,139, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be in need of capital or in its early stages of development or growth.

In connection with the pursuit of our business strategy, we have amended the employment agreements of our Chief Executive Officer and Chief Financial Officer to extend their employment through June 30, 2013, with automatic monthly extensions thereafter until terminated by either party with 30 days written notice.

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

As a result of our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are shown as discontinued operations in our financial statements. As of December 31, 2012, continuing operations consist solely of executive and general corporate operations.  These executive and general corporate operations include services provided by us in support of the business units sold, consisting principally of cash and treasury management and information technology.   In addition, executive and general corporate operations consist principally of maintaining compliance as a public reporting company, as well as the reviewing of a number of business opportunities.

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

Our management and the Board will work together in identifying and selecting a prospective target business. In evaluating a prospective target business, our management may consider, among other factors, any of the following:

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

On March 16, 2012, our Board determined that if after six months we are not able to identify and conclude an appropriate business combination, our Board would then analyze whether to continue this strategy or return to a strategy of returning capital to stockholders. The Board has further reevaluated its strategy and concluded that it would continue to pursue transactions through the near term which it believes may result in enhanced shareholder value.

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

On April 27, 2011, we commenced a partial tender offer to purchase up to 7,500,000 shares of our common stock at a price of $2.60 per share, net to the seller in cash, without interest. This tender offer expired on May 25, 2011. In connection with this partial tender offer, we purchased and canceled 7,500,000 shares of common stock at an aggregate cost of $19,650, including $152 of expenses in connection with the tender, offset by $2 in proceeds from the sale of common stock, by a major stockholder, representing the disgorgement of a short swing profit on its sale of our common stock.

On July 21, 2011, our Board approved a new program to repurchase shares of our common stock. The repurchase program was established on August 4, 2011 and was amended on December 14, 2011. During the period October 18, 2011 through April 1, 2013, we repurchased 10,617 shares of our common stock at a cost of $26, under this program.

There remain a total of 6,197,760 shares of common stock outstanding on April 1, 2013.

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

On February 29, 2012, we received $10,000 from Witt Holdings representing the earnout payment due under the Preparedness Service Purchase Agreement.

Fraud and SIU Services

The Fraud and SIU Services unit provided investigative surveillance, anti-fraud solutions and business intelligence services to the insurance industry, law firms and multinational organizations. These services were provided to clients nationally and regionally through licensed investigators in all 50 states. Our investigators provided reports and intelligence on subjects such as workman’s compensation surveillance, unfair trade practices, political trends, economic forecasts, mortgage insurance fraud, profiles on competitors and satellite reconnaissance. The Fraud and SIU Services unit was comprised of the following acquired companies: Confidential Business Resources, Hyperion Risk, Inc., Secure Source, Inc., Facticon, Inc., and First Advantage Investigative Services.

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

In connection with the Fraud and SIU Services Purchase Agreement, we entered into (i) certain license agreements with Global Services pursuant to which we granted Global Services worldwide, perpetual, irrevocable, exclusive, royalty-free, fully paid-up rights and licenses to certain of our intellectual property, including but not limited to the “GlobalOptions” corporate name, logo and websites (all of which Global Services has the right to purchase in the future for nominal consideration), and our Rapid Data Module and Rapid Video Module software and related source materials that are embedded within the GlobalTrak system for the Fraud and SIU Services business only, and (ii) a transition service agreement pursuant to which we and Global Services will provide each other with certain transition services following the closing. The term of such transition services agreement was extended until March 31, 2011 and then terminated.

Security Consulting and Investigations

The Security Consulting and Investigations unit delivered specialized security and investigative services to governments, corporations and individuals as well as forensic DNA analysis and casework, consisting of SafirRosetti and Bode. Our Security Consulting and Investigations unit was comprised of the following acquired companies: SafirRosetti, LLC, Bode and SPZ Oakland Corporation, dba On Line Consulting Services, Inc.

On April 30, 2010, we completed the sale of all of the assets of SafirRosetti in accordance with an asset purchase agreement dated April 23, 2010 (the “SafirRosetti Purchase Agreement”), by and among us, GlobalOptions and Guidepost Solutions LLC (“Guidepost”), a subsidiary of SolutionPoint International, Inc. (“SolutionPoint”), of which a former officer of SafirRosetti is a principal.

Pursuant to the terms of the SafirRosetti Purchase Agreement, we sold SafirRosetti to Guidepost for aggregate consideration of (i) $3,500 in cash, subject to certain adjustments, of which $525 was initially held in escrow and then released to the Company in full on October 23, 2011, (ii) a secured promissory note (the “SafirRosetti Note”) in the aggregate face amount of $1,750, with an interest rate of 0.79% per annum of which principal of $875 and interest of $8 was received on December 17, 2010 and principal of $875 and interest of $3 was paid to us on June 30, 2011, and (iii) contingent consideration based on 70% of the purchased accounts receivable in excess of $1,750 collected by Guidepost between the closing and June 30, 2011, and (iv) a cash payment of $2,286 received on July 28, 2011 for the full satisfaction of the working capital adjustment.  On July 28, 2011 we received $88 as consideration for SafirRosetti retaining all rights associated with the sold accounts receivable that remained uncollected at June 30, 2011. Aggregate contingent consideration of $0, $579, and $705 was received and recognized during the years ended December 31, 2012, 2011, and 2010, respectively.

Bode

On November 30, 2010, we completed the sale of Bode in accordance with a stock purchase agreement dated August 11, 2010 (“the Bode Purchase Agreement”) by and among, us, GlobalOptions, Bode and LSR Acquisition Corp. (which following a corporate reorganization, became SolutionPoint).

Pursuant to the terms of the Bode Purchase Agreement, we sold all of the equity securities and stock of Bode to SolutionPoint for an aggregate consideration of (i) $24,500 in cash, of which $2,450 was initially held in escrow and then released to the Company in full on January 15, 2012, (ii) an earnout payment equal to 30% of any revenues over $27,000 earned by Bode during the 12-month period following the closing of the sale, which payment may not exceed $5,500, and (iii) a cash payment of $500 received on December 17, 2010 in connection with SolutionPoint’s tax election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The earnout payment was determined to be $0 based upon revenue information that Solution Point has provided to us.

In connection with the Bode Purchase Agreement, we entered into a transition service agreement pursuant to which we provided Bode with certain specified transition services following the closing, including but not limited to certain information technology services. In connection with this agreement, during the years ended December 31, 2012, 2011, and 2010, we recorded fees of $0, $76, and $19, which were recorded as an offset to general and administrative expenses. The transition services agreement terminated on March 31, 2011.

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

Effective on December 31, 2010, we closed International Strategies.

Employees

As of April 1, 2013 we had 2 full-time employees. We enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

Our future success will depend to a significant extent upon the abilities, level of service, reputation and relationships of our Chairman and Chief Executive Officer and our Chief Financial Officer (“Executive Officers”), as well as our Board. One member of our senior management team works on a part-time basis. For the period January 1, 2013 through March 30, 2013, our Chairman and Chief Executive Officer and our Chief Financial Officer have worked for us without an employment agreement. Effective March 31, 2013, we entered into amended employment agreements with our Executive Officers, extending their employment with us through June 20, 2013, with automatic monthly extensions thereafter until terminated by either party with 30 days written notice. These arrangements, or any reduction or loss of these individuals’ services, could have a material adverse effect upon our business.

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

We are subject from time to time to litigation and other adverse claims related to our former businesses, some of which may be substantial.  These claims have in the past been, and may in the future be, asserted by persons who are screened by us, regulatory agencies, former clients or other third parties. Matters such as these, in which we may become defendants, may negatively impact our cash flows

Our plans regarding a potential business combination may affect our remaining financial resources.

Our Board has determined that if we do not effectively identify and conclude a business combination within the near term, that our Board will then reevaluate the strategy to determine whether the Company should continue to pursue an acquisition strategy or a distribution strategy. If we make additional distributions or commence additional buybacks, there is no guaranty that the amount of such cash that we decide to maintain will be enough to cover our future expenses, including, (i) reporting obligations under the Exchange Act, and/or (ii) other general and administrative expenses in connection with the continued operation of our business.

Risk Associated with our Plan to Consummate a Business Combination

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous blank check and other shell companies and we may be subject to competition from these and other companies seeking to consummate a business combination. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the time frame acceptable to the Board.

Investors are unable to currently ascertain the merits or risks of the target business’ operations.

There is no basis for investors to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. We will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and possibly cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of our common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.001 per share. We currently have approximately 93,602,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding options). In addition, as of December 31, 2012, 1,407,342 shares of common stock remain eligible to be issued under the Incentive Plan and 1,877,612 shares of common stock remain unissued under the Stock Purchase Plan. Furthermore, except for 100,000 and 20,000 shares designated for our Series D and Series A Junior Participating Preferred Stock, all of the 15,000,000 shares of preferred stock are available for issuance. Although we currently have no commitments to issue our securities, we may issue shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

Our ability to successfully effect a business combination and to be successful thereafter will be largely dependent upon the efforts of our key personnel, one or both of whom may or may not remain following a business combination.

Our ability to successfully effect a business combination will be largely dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that one or both of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Moreover, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination, the terms of which, including the compensation to be paid to such individuals, would be determined at such time between the respective parties. Such negotiations may take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, it is not anticipated that the ability of such individuals to remain with us after the consummation of a business combination will be the determining factor in our decision as to whether or not we will proceed with any potential business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

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

Our stockholders are no longer able to rely upon Rule 144 to sell their shares not registered for resale under the Securities Act because we are now a “shell company” with no operations and assets consisting solely of cash and cash equivalents. The unavailability of Rule 144 may make it more difficult for investors holding restricted shares to sell their shares.

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

To date, we have never declared or paid any cash dividends or distributions on our capital stock. While our management and the Board are currently reviewing and evaluating potential acquisition targets, in the future we may change our strategy and that strategy may involve a dividend or distribution on our capital stock.

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

Our executive officers, directors and 10% stockholders control approximately 37.6% of the voting power represented by our outstanding common stock.  If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, such as the election of directors or the dissolution of the company.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

None

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

Our common stock is quoted on the OTC Bulletin Board under the symbol “GLOI.OB”. Based upon information furnished by our transfer agent, as of March 28, 2013, we had 179 holders of record of our common stock.

The table below sets forth the high and low bid prices for our common stock as reported on the OTC Bulletin Board from March 22, 2011 to March 28, 2013, and as reported on the pink sheets from March 2, 2011 to March 21, 2011, as well as the high and low sales prices of our common stock as reported on NASDAQ from January 1, 2011 to March 1, 2011. The price quotations reported on the OTC Bulletin Board and the pink sheets reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2011	High	Low
First Quarter	$2.72	$2.37
Second Quarter	2.59	2.35
Third Quarter	2.45	2.21
Fourth Quarter	2.60	2.25

Fiscal Year 2012	High	Low
First Quarter	$3.10	$2.50
Second Quarter	2.89	2.61
Third Quarter	3.02	2.76
Fourth Quarter	2.90	2.20

Fiscal Year 2013	High	Low
First Quarter through March 28, 2013	$2.55	$2.30

We have not paid any cash dividends on our common stock during the periods presented above. Pursuant to our current strategy, we do not have a plan to pay cash dividends. However, in the future, the Board may change our strategy to one that includes a dividend or distribution on our capital stock.

During the year ended December 31, 2012, we repurchased 1,943 shares of our common stock at an aggregate cost of $5.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our common stock that may be issued under our equity compensation plans as of December 31, 2012. See “Executive Compensation—Benefit Plans” for a description of our stock option and incentive plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	200,000	$3.05	3,284,954 (2)
Equity compensation plans not approved by security holders	-	-	-
Total	200,000	$3.05	3,284,954

(1) Our Amended and Restated 2006 Long-Term Incentive Plan and Amended and Restated 2006 Employee Stock Purchase Plan were adopted by our stockholders on July 24, 2008.

(2) The number of securities remaining available for future issuances includes 1,407,342 shares available under the Amended and Restated 2006 Long-Term Incentive Plan and 1,877,612 shares available under the Amended and Restated 2006 Employee Stock Purchase Plan.

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

Prior to our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, we reported operating results in three financial reporting segments: Preparedness Services, Fraud and SIU Services, and Security Consulting and Investigations (which was re-named Forensic DNA Solutions and Products following the sale of SafirRosetti). The Preparedness Services segment consisted of the operations of Preparedness Services, which implemented crisis management and emergency response plans and other emergency management issued for governments, corporations and individuals. The Fraud and SIU Services segment consisted of the operations of Fraud and SIU Services and our International Strategies business unit, which provided multidisciplinary, international risk management and business solutions. The Security Consulting and Investigations segment consisted of the operations of SafirRosetti, which provided security and investigative services, and Bode, which provided forensic DNA analysis services. As a result of the sales of these business units, we no longer report operating results in separate segments.

On March 16, 2012, our board of directors (the “Board”) determined that it was in the best interests of our stockholders to change the primary focus of our efforts from that of preparing and analyzing a plan to wind down the Company and distribute cash to stockholders to one of affirmatively pursuing an acquisition strategy for a period of six months, and if unable to effectively identify and conclude a transaction, then reevaluate the acquisition strategy to determine whether we should continue to pursue such acquisition or distribution strategy. Our Board has further reevaluated its strategy and concluded that it would continue to pursue transactions through the near term, which it believes may result in enhanced shareholder value. We are currently evaluating a variety of possible business combinations. We currently do not have any arrangement, agreement or understanding with respect to any such transaction and there can be no assurance that we will be successful in finally evaluating or in concluding one.

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

In connection with our pursuit of our business strategy, we have amended the employment agreements of our Chief Executive Officer and Chief Financial Officer to extend their employment through June 30, 2013, with automatic monthly extensions thereafter until terminated by either party with 30 days written notice.

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

Results of Operations

Continuing Operations

Our continuing operations consist of executive and general corporate functions, consisting principally of salaries and professional fees. These executive and general corporate operations have included services in support of the business units sold including services provided for cash and treasury management, information technology, marketing and business development, employee benefits, general insurance and general transition services. In addition, significant executive and general corporate attention has been focused upon monitoring and managing the collection of the post business unit cash receipts, including notes receivable, working capital adjustments, escrowed purchase price amounts and earnouts, as well as the reviewing of a number of business opportunities.

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

Discontinued Operations

As a result of our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services, Bode, and our closing of International Strategies, the results and accounts of these business units are now presented in our financial statements as discontinued operations for the year ended December 31, 2012 and all prior periods, including the gains and losses recognized on the sales of these units. As of December 31, 2012, continuing operations consist solely of our executive and general corporate operations.

GlobalOptions’ Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Operating Expenses

There were no selling and marketing expenses for the years ended December 31, 2012 and 2011. General and administrative expenses were $3,650, principally consisting of $1,572 in employee and board compensation and $1,267 in professional fees, for the year ended December 31, 2012, as compared to $2,973 for the year ended December 31, 2011. The increase of $677 was primarily related to an increase in legal and professional fees incurred in connection with identifying and evaluating prospective target businesses, as well as an increase in stock based compensation related to options for the purchase of the Company’s common stock awarded to our two executives on March 16, 2012.

Results of Discontinued Operations

Income from discontinued operations, net of tax, was $9,950 and $2,612 for the years ended December 31, 2012 and 2011, respectively. Income from discontinued operations for the year ended December 31, 2012 consisted principally of the earnout of $10,000 received on the sale of Preparedness Services ($9,699 recognized, net of $301 gain recognized at closing), and $350 of reserves released, net of $99 of legal expenses incurred. Income from discontinued operations for the year ended December 31, 2011 consisted primarily of the receipt of $752 of contingent proceeds related to the sales of the business units, $932 due to the recovery of the income tax provision related the sale of Bode, $478 related to the reversal of escrow reserves no longer required, $333 related to the reversal of working capital and other reserves no longer required, as well as a $94 working capital adjustment related to the sale of Bode.

Net Income (Loss)

Net income (loss) for the year ended December 31, 2012 and 2011 was $6,320 and $(346), respectively. Net income for the year ended December 31, 2012 was comprised of a loss from continuing operations of $3,630 offset by income from discontinued operations of $9,950. Net loss for the year ended December 31, 2011 was comprised of a loss from continuing operations of $2,958 offset by income from discontinued operations, net of tax, of $2,612. The increase in net income is principally the result of the recognition of the earnout payment received by us on February 29, 2012 in connection with the sale of Preparedness Services and reported within discontinued operations, as described above.

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

Liquidity and Capital Resources

Our cash and cash equivalents, and short term investments were $18,139 at December 31, 2012. Short term investment objectives are to minimize risk, maintain liquidity and maximize yield. To attain these objectives, investment limits are placed on the amount, type and issuer.

Cash (used in) operating activities was approximately $(4,286) and $(7,412) for the years ended December 31, 2012 and 2011, respectively.  Cash used in operating activities for the year ended December 31, 2012 resulted primarily from our loss from continuing operations of $3,630 and our use in operating activities related to changes in operating assets and liabilities of $972, offset by non-cash charges for stock based compensation of $323.

Cash (used in) provided by investing activities was $(1,804) and $9,600 for the years ended December 31, 2012 and 2011, respectively.  The cash used in investing activities during the year ended December 31, 2012 consisted principally of our net purchases of short term investments of $14,977, offset by (i) the receipt of $10,000 from Witt Group Holdings, LLC (“Witt Holdings”), representing the earnout payment received in connection with the sale of Preparedness Services, (ii) the receipt of $2,450 representing the full release of funds which had been held in escrow related to the sale of Bode, and (iii) $822 of proceeds from restricted cash equivalents.

Cash provided by (used in) financing activities was $18 and $(19,087) for the years ended December 31, 2012 and 2011, respectively. The net cash used in financing activities for the year ended December 31, 2012 consisted of the receipt of $15 representing the recovery of a stockholder short swing profit, $8 in proceeds related to the exercise of stock options, offset by $5 used for the repurchase of our common stock.

For the year ended December 31, 2012, we have met our cash needs through cash generated by the sales of Preparedness Services and Bode. On January 15, 2012, we received $2,450 as the full release of the escrow that was initially held in connection with the sale of Bode. On February 29, 2012, we received $10,000 from Witt Holdings, representing the earnout payment due us under the Prepared Services Purchase Agreement. At December 31, 2012, we had working capital of $16,962.

As of March 27, 2013, we had a balance of cash and cash equivalents, and short term investments of approximately 16,951. We expect that after retaining a portion of our cash for future operating expenses and working capital, we intend to utilize this cash for due diligence, advisory, transaction and acquisition costs in connection with our plans to consummate a business combination. We also anticipate that we will need to keep a certain amount of funds in reserve to fund the initial operations of the acquired business.

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

On April 27, 2011 we commenced a partial tender offer to purchase up to 7,500,000 shares of our common stock at a price of $2.60 per share, net to the seller in cash, without interest. This tender offer expired on May 25, 2011. In connection with this partial tender offer, we purchased and canceled 7,500,000 shares of common stock at an aggregate cost of $19,650, including $152 of expenses in connection with the tender, offset by $2 in proceeds from the sale of common stock, by a major stockholder, representing the disgorgement of a short swing profit on its sale of our common stock.

On July 21, 2011, our Board approved a new program to repurchase shares of our common stock. The repurchase program was established on August 4, 2011 and was amended on December 14, 2011. During the period October 18, 2011 through March 28, 2013, we repurchased 10,617 shares of our common stock at a cost of $26, under this program.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders

Of GlobalOptions Group, Inc.

We have audited the accompanying consolidated balance sheets of GlobalOptions Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GlobalOptions Group, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for the years ended December 31, 2012, 2011 and 2010 in conformity accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

New York, New York

April 1, 2013

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,155	$9,227
Short term investment	14,984	-
Restricted cash equivalents - deferred compensation	-	822
Funds held in escrow related to the sales of business units	-	2,450
Amounts due from buyers related to the sales of business units	-	301
Prepaid expenses and other current assets	51	216

Total assets	$18,190	$13,016
Current liabilities:
Accounts payable	$-	$105
Accrued compensation and related benefits	65	304
Deferred compensation	-	821
Other current liabilities	365	291
Current liabilities of discontinued operations	798	1,194

Total liabilities	1,228	2,715

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,880,000 shares authorized, no shares issued or outstanding;	-	-
Series D convertible preferred stock, non-voting, $0.001 par value, 100,000 shares authorized, no shares issued or outstanding;	-	-
Series A junior participating preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued or outstanding;	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
6,552,352 shares issued and 6,197,760 shares outstanding at December 31, 2012, and	-
6,547,354 shares issued and 6,194,705 shares outstanding at December 31, 2011	7	7
Additional paid-in capital	92,825	92,479
Accumulated deficit	(75,157)	(81,477)
Treasury stock, at cost, 354,592 shares at December 31, 2012 and 352,649 shares at December 31, 2011	(713)	(708)
Total stockholders' equity	16,962	10,301
Total liabilities and stockholders' equity	$18,190	$13,016

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(dollars in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2012	2011	2010

Operating expenses:

Selling and marketing	$-	$-	$1,755

General and administrative	3,650	2,973	14,138

Total operating expenses	3,650	2,973	15,893

Loss from operations	(3,650)	(2,973)	(15,893)

Other income (expense):

Interest income	18	15	2

Interest expense	-	-	(223)

Gain on sale of security	2	-	-

Other income (expense), net	20	15	(221)

Loss from continuing operations	(3,630)	(2,958)	(16,114)

Discontinued Operations:

Income from discontinued operations, including tax benefit	-	23	959
Gain on disposals, net of tax	9,950	2,589	(119)
Income from discontinued operations, net of tax	9,950	2,612	840

Net income (loss)	$6,320	$(346)	$(15,274)

Basic and diluted net income (loss) per share:
Continuing operations	(0.59)	(0.32)	(1.13)
Discontinued operations, net of tax	1.61	0.29	0.06

Net income (loss) per share	1.02	(0.03)	(1.07)

Weighted average number of common shares outstanding - basic and diluted	6,196,697	9,063,085	14,320,505

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders' Equity

For the Year Ended December 31, 2012

(dollars in thousands)

					Additional
	Common Stock		Treasury Shares		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2012	6,547,354	$7	352,649	$(708)	$92,479	$(81,477)	$10,301

Issuance of common stock upon exercise of stock options	4,998	-	-	-	8	-	8

Purchase of treasury stock under stock repurchase program	-	-	1,943	(5)	-	-	(5)

Amortization of employee stock option costs	-	-	-	-	323	-	323

Recovery of stockholder short swing profit	-	-	-	-	15	-	15

Net income	-	-	-	-	-	6,320	6,320

Balance, December 31, 2012	6,552,352	$7	354,592	$(713)	$92,825	$(75,157)	$16,962

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$6,320	$(346)	$(15,274)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for bad debts	-	-	445
Depreciation and amortization	-	-	2,158
Deferred rent	-	-	(398)
Reserve for litigation	-	-	15
Reserve for obsolete inventory	-	-	(20)
Impairment of goodwill and intangible assets	-	-	4,475
Stock-based compensation	323	13	2,325
Deferred income taxes	-	-	(511)
Accretion of discount on US treasury bill	(5)	-	-
Gain on sale of US treasury bill	(2)	-	-
Accretion of discount on note receivable	-	(20)	-
(Gain) loss on disposition of business units, net of tax	(9,950)	(2,589)	119

Changes in operating assets and liabilities:
Accounts receivable	-	-	(6,221)
Inventories	-	-	307
Prepaid expenses and other current assets	165	222	(269)
Security deposits and other assets	-	-	220
Accounts payable	(105)	(472)	(622)
Deferred revenues	-	-	359
Accrued compensation and related benefits	(239)	(703)	408
Deferred compensation	(821)	(1,685)	2,506
Other current liabilities	28	(1,832)	1,743
Other long-term obligations	-	-	396
Total adjustments	(10,606)	(7,066)	7,435
Net cash used in operating activities	(4,286)	(7,412)	(7,839)

Cash flows from investing activities:
Purchases of short term investments	(29,972)	-	-
Proceeds from sale of short term investments	14,995	-	-
Purchases of property and equipment	-	-	(1,275)
Purchase of intangible assets	-	-	(56)
Proceeds from note receivable	-	876	875
Receipt of cash in escrow from sale of business units	2,450	-	-
Legal fees paid in connection with the sale of business units	(99)	-	-
Collection of contingent proceeds - Sale of JLWA	10,000	-	-
Proceeds from sale of business units	-	7,039	39,022
Proceeds (investment) in restricted cash equivalents	822	1,685	(2,506)
Net cash (used in) provided by investing activities	(1,804)	9,600	36,060

See notes to these consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Net repayments under line of credit	-	-	(2,163)
Repayment of notes payable	-	-	-
Proceeds from issuance of stock in connection with options exercised	8	584	273
Proceeds from issuance of stock in connection with ESPP	-	-	45
Recovery of stockholder short swing profit	15	-	-
Repurchase of stock-based compensation award	-	-	(339)
Repurchase of common stock	(5)	(21)	(444)
Repurchase of stock in connection with tender offer	-	(19,650)	(2,688)
Net cash provided by (used in) financing activities	18	(19,087)	(5,316)

Net (decrease) increase in cash and cash equivalents	(6,072)	(16,899)	22,905
Cash and cash equivalents - beginning of period	9,227	26,126	3,221
Cash and cash equivalents - end of period	$3,155	$9,227	$26,126

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-	$253

Supplemental disclosure of non-cash investing and financing activities:

Purchases of equipment under capital lease	$-	$-	$679

Non-cash consideration from buyer - sale of SafirRosetti	$-	$-	$1,381

Non-cash consideration from buyer - sale of Preparedness Services	$-	$-	$2,952

Non-cash consideration from buyer - sale of Fraud and SIU Services	$-	$-	$825

Non-cash consideration from buyer - sale of Bode	$-	$-	$4,642

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

The Company sold its SafirRosetti business unit (“SafirRosetti”) on April 30, 2010, its Preparedness Services business unit (“Preparedness Services”) on July 16, 2010, its Fraud and SIU Services business unit (“Fraud and SIU Services”) on July 20, 2010, and its Forensic DNA Solutions and Products business unit (“Bode”) on November 30, 2010 and closed its International Strategies business unit (“International Strategies”) on December 31, 2010 (See Note 2 - Basis of Presentation). The Company stated throughout the year ended December 31, 2011 that it intended to return the remaining net proceeds from the sales of the SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode to its stockholders after satisfying existing contractual obligations and establishing appropriate reserves for contingencies and ongoing operating costs.  During 2011 and 2012, the Company also stated that it was evaluating possible business combinations and other types of corporate transactions as an alternative to making further liquidating distributions to stockholders.  With the net proceeds that the Company has received from the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode through December 31, 2012, the Company has made two tender offer distributions to stockholders in the aggregate amount of $22,188 and has purchased 27,244 shares of its common stock under stock repurchase programs (See Note 10 - Stockholders’ Equity – Repurchase of Common Stock).

On March 16, 2012 the Company’s board of directors (the “Board”) determined that it was in the best interests of the Company’s stockholders to change the primary focus of its efforts from that of preparing and analyzing a plan to wind down the Company and distribute cash to stockholders, to one of affirmatively pursuing an acquisition strategy for a period of six months. If the Board was unable to effectively identify and conclude a transaction within that time period, the Board would then reevaluate the acquisition strategy to determine whether it should continue to pursue such acquisition or distribution strategy. The Board has reevaluated its strategy and concluded that it would continue to pursue transactions during the near term, which it believes may result in enhanced shareholder value. As of December 31, 2012, the Company was evaluating possible business combinations, but does not currently have any arrangement, agreement or understanding with respect to any such transaction and there can be no assurance that it will be successful in finally evaluating or in concluding one.

2. Basis of Presentation

As a result of the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services, Bode and the closing of International Strategies, the consolidated balance sheets as of December 31, 2012 and 2011, the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 and the consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010, present the results and accounts of these business units as discontinued operations. All prior periods presented in the consolidated statements of operations and the consolidated statements of cash flows discussed herein have been restated to conform to such presentation.

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

4.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Actual results could differ from estimated amounts. Significant estimates and assumptions with regard to continuing operations include the carrying value of escrow amounts due related to the sales of the business units, the carrying value of short-term investments, contingent consideration recognized, accruals related to performance based compensation plans, deferred taxes and related valuation allowances, and valuation of equity instruments. The significant estimate and assumption related to discontinued operations related principally to the accruals for discontinued operations.  The Company’s management monitors its risks and assesses its business and financial risks on a quarterly basis.

Concentrations of Credit Risk

Cash: The Company maintains its cash with high credit quality financial institutions. At times, cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. As of December 31, 2012, substantially all of the Company’s funds are held at one financial institution.

Cash Equivalents: The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash Equivalents – Deferred Compensation

Restricted cash equivalents – deferred compensation - included cash and money market funds held in a rabbi trust under a nonqualified deferred compensation arrangement (the “Deferred Compensation Arrangement”) established in connection with compensation earned by the Company’s Chief Financial Officer upon the sale of Preparedness Services. The plan participant’s account was comprised of the Company’s contribution to the trust on behalf of the participant. The restricted cash held in the rabbi trust was considered an asset available for sale and was reported at fair value with an offsetting liability included in deferred compensation in the accompanying Consolidated Balance Sheet. The earnings on the investments were recorded in interest income in the accompanying Consolidated Statements of Operations. During the years ended December 31, 2012, 2011 and 2010, earnings on these investments were immaterial. The fair value of the investment of the Deferred Compensation Arrangement was $822 at December 31, 2011. On July 31, 2012, the remaining funds held in the rabbi trust under the Deferred Compensation Arrangement were disbursed to the Company’s Chief Financial Officer (See Note 7 - Deferred Compensation).

Short Term Investment

The Company’s short-term investments consist typically of investments in U.S. Treasury Bills with original maturities greater than three months and less than one year. These investments are classified as available-for-sale and are carried at fair value, which approximates amortized cost at December 31, 2012. On December 31, 2012, the Company’s short-term investment consisted of a U.S. Treasury Bill, purchased at a cost of $14,984, and which matures on October 17, 2013. Accretion of discounts on the U.S. Treasury Bills, which was $5 for the year ended December 31, 2012, is included in interest income.

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

The asset’s or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured a fair value on a recurring basis.

	Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Quoted prices for similar assets or liabilities in active markets (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2012
Short Term Investment (U.S. Treasury Bill)	$14,984	$14,984	$-	$-

At December 31, 2011
Restricted Cash Equivalents	$822	$822	$-	$-

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

4. Summary of Significant Accounting Policies, continued

Income Taxes, continued

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the years ended December 31, 2012, December 31, 2011 and December 31, 2010. The tax years ended December 31, 2003 through 2011 remain subject to examination for federal, state, and local income tax purposes by various taxing authorities as of December 31, 2012.

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

Discontinued Operations

Included in “Income from discontinued operations net of tax” in the accompanying consolidated statements of operations, are the results, as applicable, for SafirRosetti, Preparedness Services, Fraud and SIU Services, International Strategies and Bode and the respective gains on their disposals (See Note 5- Discontinued Operations). Liabilities of the discontinued operations have been reclassified and are reflected in the accompanying consolidated balance sheets as of December 31, 2012 and 2011 as “Current liabilities of discontinued operations”.

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

	At December 31,
	2012	2011	2010
Stock Options	200,000	64,998	565,158
Restricted Stock Units	-	-	8,825
Total Potentially Dilutive Securities	200,000	64,998	573,983

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

5. Discontinued Operations

Introduction

On April 30, 2010, July 16, 2010, July 20, 2010 and November 30, 2010, the Company completed the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode, respectively. On December 31, 2010, the Company closed International Strategies. Prior to approving the Company’s entry into the purchase agreements with respect to each such transaction, the Company’s Board of Directors, acting with the advice and assistance of its legal advisors, evaluated the respective purchase agreements and, acting with the advice and assistance of its legal and financial advisors, evaluated the consideration negotiated with the buyers and their representatives. In such evaluations, the Board of Directors considered a number of substantive factors, both positive and negative, and potential benefits and detriments of the specific transaction, including but not limited to the consideration offered, likelihood of consummation, prospects for the business unit going forward, opinion of financial advisors (when provided), and effect on the Company’s cash flows. After careful consideration, the Board of Directors determined that each of the transactions was advisable and in the best interests of the Company and its stockholders and that the form, terms and provisions of the respective transaction documents were expedient and in the best interests of the Company and its stockholders.

As a result of the Company’s sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode, and the Company’s closing of International Strategies, the results and accounts of each of these business operating units are shown as discontinued operations in the Company’s financial statements.

Sale of SafirRosetti

On April 30, 2010, pursuant to the Board of Directors’ approval on April 21, 2010, the Company and GlobalOptions (the “Sellers”) completed the sale of all of the assets used in SafirRosetti in accordance with an asset purchase agreement dated April 23, 2010 (the “SafirRosetti Purchase Agreement”), by and among the Sellers and Guidepost Solutions LLC (“Guidepost”), a subsidiary of SolutionPoint International, Inc. (“SolutionPoint ”), of which Joseph Rosetti, a former officer of SafirRosetti, is a principal.

SafirRosetti delivered specialized security and investigative services to governments, corporations and individuals, and reported the results of its operations as part of the Company’s Security Consulting and Investigations reporting segment, which was re-named Forensic DNA Solutions and Products following the sale of SafirRosetti.

Pursuant to the terms of the SafirRosetti Purchase Agreement, the Sellers sold SafirRosetti to Guidepost for aggregate consideration of (i) $3,500 in cash, subject to certain adjustments, of which $525 was initially held in escrow and then released to the Company in full on October 23, 2011, (ii) a secured promissory note (the “SafirRosetti Note”) in the aggregate face amount of $1,750, with an interest rate of 0.79% per annum of which principal of $875 and interest of $8 was received on December 17, 2010 and principal of $875 and interest of $3 was paid to us on June 30, 2011 and (iii) contingent consideration based on 70% of the purchased accounts receivable in excess of $1,750 collected by Guidepost between the closing and June 30, 2011. Aggregate contingent consideration of $0, $579 and $705 was received and recognized during the years ended December 31, 2012, 2011 and 2010, respectively. On July 28, 2011 the Company received $88 as consideration for SafirRosetti retaining all rights associated with the sold accounts receivable that remained uncollected at June 30, 2011. During the year ended December 31, 2012, the Company recorded $150 of additional gain on the sale of SafirRosetti, in connection with the release of reserves no longer required related to certain working capital items.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

5. Discontinued Operations, continued

Sale of SafirRosetti, continued

In connection with the SafirRosetti Purchase Agreement, the Company entered into a transition service agreement pursuant to which the Company provided Guidepost with certain specified transition services following the closing, including but not limited to certain information technology services. In connection with this agreement, during the year ended December 31, 2010, the Company recorded fees of $58, which were recorded as an offset to general and administrative expenses. The transition services agreement terminated on July 31, 2010. Through December 31, 2012, the Company has recorded a cumulative loss of $387 on the sale of SafirRosetti, pursuant to the following:

Cash selling price	$3,500
Note receivable, net	1,670
Contingent cash consideration received	1,284
Total consideration from sale	6,454
Less: expenses of sale	(180)
Net proceeds from sale	6,274
Less: net book value of assets sold to buyer or written off in connection with the sale	(6,661)
Net (loss) on the sale of SafirRosetti	$(387)

During the years ended December 31, 2012, 2011 and 2010, the Company recognized gain (loss) of $150, $732 and ($1,269), respectively, on the sale of SafirRosetti.

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

During the year ended December 31, 2012, the Company incurred legal expenses, which were recorded as an offset to the gain on sale, for its defense and settlement costs in the aggregate amount of $99, in connection with asserted litigation related to the former operations of Preparedness Services. This litigation was settled on June 13, 2012.

Through December 31, 2012, the Company has recorded a cumulative gain of $9,767 on the sale of Preparedness Services, pursuant to the following:

Cash selling price	$10,006
Working capital adjustment	1,652
Contingent cash consideration recognized	10,067
Liabilities assumed by purchaser	3,225
Gross proceeds from sale	24,950
Less: expenses of sale	(1,153)
Net proceeds from sale	23,797
Less: net book value of assets sold to buyer or written off in connection with the sale	(14,030)
Net gain on the sale of Preparedness Services	$9,767

During the years ended December 31, 2012, 2011 and 2010, the Company recognized gain of $9,600, $167 and $0, respectively, on the sale of Preparedness Services.

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

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

5. Discontinued Operations, continued

Sale of Fraud and SIU Services, continued

Pursuant to the terms of the Fraud and SIU Services Purchase Agreement, the Sellers sold Fraud and SIU Services to Global Services for aggregate consideration of (i) $8,340 in cash at closing, inclusive of $34 for an estimated adjustment for working capital and $56 for the purchase real estate lease deposits, of which $825 was initially held in escrow and then released to the Company in full on August 1, 2011, (ii) an additional final post-closing working capital adjustment of $275 which the Sellers received on December 30, 2010, and (iii) the assumption of substantially all of the liabilities of Fraud and SIU Services aggregating $2,978.

In connection with Fraud and SIU Services being classified as held for sale, during the three months ended June 30, 2010, the Company recorded a charge to discontinued operations of $4,475 to write down the carrying value of the assets of Fraud and SIU Services to fair value.

In connection with the Fraud and SIU Services Purchase Agreement, the Sellers and Global Services entered into (i) certain license agreements pursuant to which the Sellers granted Global Services worldwide, perpetual, irrevocable, exclusive, royalty-free, fully paid-up rights and licenses to certain of the Seller’s intellectual property, including but not limited to the “GlobalOptions” corporate name, logo and websites (all of which Global Services has the right to purchase in the future for nominal consideration), and the Company’s Rapid Data Module and Rapid Video Module software and related source materials that are embedded within the GlobalTrak system for the Fraud and SIU Services business only,  and (ii) transition service agreement pursuant to which the Sellers and Global Services will provide each other with certain transition services following the closing. The Company recorded fees of $0 and $0 in connection with this agreement during the years ended December 31, 2011 and 2010, respectively. The term of such transition services agreement was extended until March 31, 2011 and was then terminated.

During the year ended December 31, 2012, the Company recorded $200 of additional gain on the sale of Fraud and SIU Services related to the release of reserves no longer required for a working capital item.

Through December 31, 2012 the Company has recorded a cumulative loss of $20 on the sale of Fraud and SIU Services, pursuant to the following:

Cash selling price	$8,615
Liabilities assumed by purchaser	2,978
Contingent cash consideration received	107
Gross proceeds from sale	11,700
Less: expenses of sale	(829)
Net proceeds from sale	10,871
Less: net book value of assets sold to buyer or written off in connection with the sale	(10,891)
Net loss on the sale of Fraud and SIU Services	$(20)

During the years ended December 31, 2012, 2011 and 2010, the Company recognized gain (loss) of $200, $189 and ($409), respectively from the sale of Fraud and SIU Services.

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

The earnout payment was determined to be $0 based upon revenue information that Solution Point has provided to the Company.

In connection with the Bode Purchase Agreement, the Company entered into a transition service agreement pursuant to which the Company provided Bode with certain specified transition services following the closing, including but not limited to certain information technology services. In connection with this agreement, during the years ended December 31, 2012, 2011 and 2010, the Company recorded fees of $0, $76 and $19, which were recorded as an offset to general and administrative expenses. The transition services agreement terminated on March 31, 2011. During the year ended December 31, 2011 the Company recorded (i) a reduction to the provision for income taxes on the sale of Bode on account of the release of $932 of reserves no longer required, (ii) a working capital adjustment of $94 and (iii) $230 for the release of reserves no longer required.

Through December 31, 2012, the Company has recorded a cumulative gain, net of tax, of $3,060 on the sale of Bode, pursuant to the following:

Cash selling price (of which $2,450 was initially held in escrow)	$25,000
Working capital adjustment	2,286
Liabilities assumed	2,327
Gross proceeds from sale	29,613
Less: expenses of sale	(2,142)
Net proceeds from sale	27,471
Less: net book value of assets sold to buyer or written off in connection with the sale	(24,268)
Gain on the sale of Bode, before tax effect	3,203
Income tax on the sale of Bode, as adjusted	(143)
Gain on the sale of Bode, net of tax	$3,060

During the years ended December 31, 2012, 2011 and 2010, the Company recognized gain of $0, $1,501 and $1,559, respectively from the sale of Bode.

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

(Dollars in thousands except share and per share amounts)

5. Discontinued Operations, continued

Results of Discontinued Operations

Results and net income from discontinued operations are as follows, reflecting the results of SafirRosetti, Preparedness Services, Fraud and SIU Services, Bode and International Strategies:

	For the years ended December 31,
	2012	2011	2010
Revenues	$-	$-	$64,760
Income from operations	$-	$-	$402
Gain (loss) on disposal, net of tax	$9,950	$2,589	$(119)
Income, before tax	$9,950	$2,612	$329
Income, net of tax	$9,950	$2,612	$840

There were no assets included in discontinued operations as of December 31, 2012 and 2011. Liabilities included in discontinued operations are as follows:

	As of December 31,
Liabilities	2012	2011
Accounts payable	$-	$56
Accrued expenses and other current liabilities	798	1,138
Total liabilities of discontinued operations	$798	$1,194

Accrued expenses and other current liabilities of discontinued operations at December 31, 2012 and 2011 includes $770 and $592, respectively, for amounts that were collected by the Company, on behalf of the buyers of the respective sold business units, through its lockbox prior to year end. These amounts were remitted to buyers promptly after year end.

6.   Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	As of December 31,
	2012	2011
Accrued performance based bonuses	$-	$182
Accrued payroll and commissions	64	57
Accrued employee benefits	1	65
Total	$65	$304

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

7.  Deferred Compensation

The Company had established a Deferred Compensation Arrangement for the benefit of its Chief Executive Officer and its Chief Financial Officer (See Note 9 – Commitments and Contingencies - Employment Agreements). The deferred compensation was held in a separate trust account, established by the Company to administer the Deferred Compensation Arrangement. The assets of the trust were subject to the claims of the Company’s creditors in the event that the Company became insolvent. The trust qualified as a grantor trust for income tax purposes (known as a “rabbi trust”). The assets of the trust were valued at $822 as of December 31, 2011, and were included in Restricted Cash Equivalents on the accompanying consolidated balance sheet. The liabilities of the Deferred Compensation Arrangement were valued $821 as of December 31, 2011. On July 31, 2012, the remaining funds held in the rabbi trust under the Deferred Compensation Arrangement were disbursed to the Company’s Chief Financial Officer.

8. Income Taxes

Significant components of the Company’s net deferred tax assets at December 31, 2012 and 2011 are as follows:

Deferred tax assets:	2012	2011
Net operating loss carryforwards	$3,761	$773
Stock-based compensation	-	73
Property and equipment	17	63
Allowance for doubtful accounts	-	40
Earnout in connection with the sales of business units	-	4,563
Other accruals	52	585
Total gross deferred tax assets	3,830	6,097
Less: valuation allowance	(3,830)	(6,097)
Deferred tax assets, net	$-	$-

As of December 31, 2012 and 2011, the Company had approximately $47,160 and $40,617 of federal and state net operating losses (“NOL”), respectively, available for income tax purposes that may be carried forward to offset future taxable income, if any. The federal carryforwards expire in years 2022 through 2032. The Company conducted a change in ownership study in accordance with Section 382 of the Internal Revenue Code (“IRC”) and determined that its ability to use approximately $37,517 of its federal and state NOL carryforwards generated prior to March, 2011 is subject to an annual limitation. Accordingly, the Company has recorded an accounting impairment of its NOL carryforwards with a reduction of approximately $37,517 for the NOL carryovers it would not be able to utilize prior to their expiration, due to the effect of the annual limitation. This impairment resulted in a reduction of $145 and $14,486 in the NOL deferred tax asset for the years ended December 31, 2012, and 2011, respectively.

The valuation allowances related to the Company’s deferred tax assets decreased by approximately $2,267 (of which the valuation allowance related to continuing operations increased by $1,614 and the valuation allowance related to discontinued operations decreased by $3,881) and $15,265 (of which the valuation allowance related to continuing operations decreased by $15,549 and the valuation allowance related to discontinued operations increased by $284) for the years ended December 31, 2012 and 2011, respectively.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

8. Income Taxes, continued

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the loss from continuing operations is as follows:

	2012	2011	2010
Tax benefit at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes	(5.0)	(5.0)	(5.0)
Permanent differences:
Stock-based compensation	5.7	7.9	19.5
Compensation	-	-	4.1
Adjustments of deferred tax assets:
True-up adjustment to the net operating loss carry forwards - (for 2011, adjustment principally due to additional proceeds recognized for tax purposes in connection with the earnouts)	(16.0)	62.1	(0.8)
Property and equipment	0.9	1.3	-
Impairment of net operating loss carry forward	4.0	489.7	-
Other	-	3.8	-
Increase (decrease) in valuation allowance	44.4	(525.8)	16.2
Effective income tax rate	- %	-%	-%

During the year ended December 31, 2010, as result of the vesting of restricted stock units and certain other share based payment awards, the ultimate tax deduction realized by the Company at the vesting date was substantially lower than the cumulative compensation expense recorded for financial reporting purposes, which is commonly referred to as a “shortfall”. Accordingly, the effective tax rate reconciliation for the year ended December 31, 2010 includes the effect of derecognizing the gross deferred tax asset and the related valuation allowance associated with the book compensation expense of these vested awards and correspondingly, the set-up of the gross deferred tax asset and the corresponding valuation allowance associated with the final tax deduction.

The Company files a consolidated federal income tax return as well as consolidated or separate company income tax returns in 29 state and 2 local jurisdictions in the United States.  Currently no income tax returns are under examination.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

9.  Commitments and Contingencies

Employment Agreements

Harvey W. Schiller, Ph.D.

The Company entered into a three-year employment agreement with Dr. Schiller, its Chairman and Chief Executive Officer, in January 2004.  The agreement was initially amended on December 19, 2006 to extend the term through January 31, 2010; subsequently on August 13, 2009 the term was extended through January 31, 2011 and on January 31, 2010 pursuant to its terms was extended to January 31, 2012.  Effective May 11, 2010, the Company modified its employment agreement with Dr. Schiller to induce him to remain with the Company to ensure continuity of corporate operations in the event that he became entitled to terminate his employment agreement as a result of the occurrence of a “change of control,” as defined under his employment agreement, which the Compensation Committee of the Board determined would result from the completion of the sale of Preparedness Services. On December 14, 2010 and again on December 12, 2011 and March 31, 2012, the Company further modified its agreement with Dr. Schiller, principally, to extend the term of Dr. Schiller’s employment with the Company through April 30, 2012, then to July 31, 2012, and then to December 31, 2012 (See Schiller amendment below). Pursuant to the terms of the modified employment agreement which expired on December 31, 2012, Dr. Schiller had the right to terminate his employment agreement if a “change of control” event occurred prior to the end of the term of his employment agreement. A change of control event could have occurred if more than fifty percent of the combined voting power of the outstanding securities of the Company had changed.

The sale of Preparedness Services was completed on July 16, 2010.  As a result of this sale, the Company’s employment agreement with Dr. Schiller, as modified (the “Schiller Employment Agreement”), provided that Dr. Schiller will continue to serve as the Company’s Chairman and Chief Executive Officer, and devote the necessary working time and efforts, but less than substantially all of his working time and efforts to the business of GlobalOptions Group.  The Schiller Employment Agreement provided for a base salary of $180 per annum, plus certain living expenses through December 31, 2010 and then reduced to $150 per annum through July 31, 2012.  In addition to his base salary, in December 2010, Dr. Schiller was awarded a cash bonus of $150 and Dr. Schiller became eligible for a discretionary cash bonus on or before the end of the term.

Additionally, pursuant to the terms of the Schiller Employment Agreement, upon the sale of Preparedness Services, 268,750 shares of restricted stock granted under the 2006 Executive Compensation Performance Bonus Plan (the “Performance Bonus Plan”) and 31,912 restricted stock units (“RSUs”) held by Dr. Schiller became fully vested and non-forfeitable, and the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the date of the sale of Preparedness Services, $270 was paid on August 13, 2010 and $230 was paid on March 16, 2011.  In addition, $1,685 was paid into a “rabbi trust” on August 20, 2010 and was disbursed to Dr. Schiller on July 6, 2011, a date which was six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which includes a point in time when Dr. Schiller works part-time) representing: (i) salary that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) the target cash bonus for the period January 1, 2011 through January 31, 2012; and (iii) cash in lieu of additional shares of stock, for the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Dr. Schiller. The Compensation Committee determined that December 31, 2010 was the date of such separation of service for purposes of Section 409A of the Internal Revenue Code.

 Dr. Schiller elected to have 113,650 shares, valued at $225, withheld in satisfaction of his tax obligation in connection with the vesting of the restricted stock and RSUs during the year ended December 31, 2010.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

9.  Commitments and Contingencies, continued

Employment Agreements, continued

Harvey W. Schiller, Ph., continued

On March 26, 2012, the Company entered into an amendment (the “Schiller Amendment”) to Dr. Schiller’s employment agreement. Pursuant to the Schiller Amendment, the expiration date of Dr. Schiller’s employment with the Company was extended from July 31, 2012 to December 31, 2012. The Schiller Amendment further provided that Dr. Schiller’s base salary shall be increased from $150 per annum to $180 per annum, and provided that, as an inducement to Dr. Schiller to enter into the Schiller Amendment, the Company granted Dr. Schiller an option for the purchase of 125,000 shares of the company’s common stock at an exercise price of $3.05 per share, which vested six months after the grant date with a five year term. The Schiller Amendment further provided that, should the Company have merged or acquired an operating company before December 31, 2012, the Company would have been required to pay to Dr. Schiller as severance a sum equal to 12 months of his part-time base salary ($15 per month) plus all benefits and cash payments accruing throughout those 12 months in a lump sum within 30 days of the date on which Dr. Schiller’s employment with the Company was terminated. The Schiller Amendment further provided that the Company shall reimburse Dr. Schiller for certain professional fees for accounting and legal services relating to the preparation and execution of the Schiller Amendment. The Schiller Employment Agreement, as amended, expired on December 31, 2012. Dr. Schiller continues to be employed as the Company’s Chairman and Chief Executive Officer and receives compensation consistent with that which he had been receiving at the termination of the Schiller Amendment.

Jeffrey O. Nyweide

Effective as of August 1, 2007, Mr. Nyweide and the Company terminated his consulting agreement and entered into an employment agreement providing for Mr. Nyweide’s service as the Company’s Chief Financial Officer, Executive Vice President—Corporate Development, Treasurer and Secretary, reporting to the Chairman of the Board.  The employment agreement, which had an initial term through January 31, 2010, was amended on August 13, 2009 to extend its term through January 31, 2011, and pursuant to its terms, on January 31, 2010, was further extended to January 31, 2012.  Effective May 11, 2010, the Company modified its employment agreement with Mr. Nyweide to induce him to remain with the Company to ensure the continuity of corporate operations in the event that he became entitled to terminate his employment agreement as a result of the occurrence of a “change of control,” as defined under his employment agreement, which the Compensation Committee determined would result from the sale of Preparedness Services. On December 14, 2010, the Company further modified its agreement with Mr. Nyweide to extend the term of his employment agreement to July 31, 2012 and then on March 31, 2012 to December 31, 2012 (see Nyweide Amendment, below) Pursuant to the terms of the modified employment agreement, which expired on December 31, 2012, Mr. Nyweide had the right to terminate his employment agreement if a “change of control” event had occurred prior to the end of the term of his employment agreement. A change of control event could have occurred if more than fifty percent of the combined voting power of the outstanding securities of the Company changed.

The sale of Preparedness Services was completed on July 16, 2010. As a result of this sale, the Company’s employment agreement with Mr. Nyweide, as modified (the “Nyweide Employment Agreement”), provided that Mr. Nyweide will continue to serve as its Chief Financial Officer and Executive Vice President. Mr. Nyweide received a base salary of $375 per annum for the first eighteen month period of such term and a reduced base salary of $180 per annum for the remaining six months, during which period Mr. Nyweide’s responsibilities were intended to be reduced.  In addition to his base salary, Mr. Nyweide earned a performance bonus of $150 in connection with the sale of Preparedness Services ($75 paid on August 11, 2010 and the remainder paid on October 15, 2010), on November 30, 2010, Mr. Nyweide earned a performance bonus of $250 in connection with the sale of Bode ($125 paid on December 10, 2010 and the remainder paid on January 5, 2012.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

 9.  Commitments and Contingencies, continued

Employment Agreements, continued

Jeffrey O. Nyweide, continued

Additionally, pursuant to the terms of the Nyweide Employment Agreement, upon the sale of Preparedness Services, 201,813 shares of restricted stock granted under the Performance Bonus Plan and 14,093 RSUs held by Mr. Nyweide became fully vested and non-forfeitable, and the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the sale of Preparedness Services, $202 was paid on August 13, 2010, and the remaining $173 was paid in March 2011.  In addition, $821 was paid into a “rabbi trust” on August 23, 2010 to be disbursed to Mr. Nyweide six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Mr. Nyweide works part-time), representing: (i) 50% of the salary and 100% of benefits, including a housing allowance, that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) 50% of the target cash bonus for the period January 1, 2011 through January 31, 2012 ; and (iii) cash in lieu of additional shares of stock for 50% of the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Mr. Nyweide. The Compensation Committee determined that January 31, 2012 was the date of such separation of service for purposes of Section 409A of the Internal Revenue Code, and the amount held in the rabbi trust was disbursed to Mr. Nyweide on July 31, 2012.

 Mr. Nyweide elected to have 72,977 shares, valued at $144, withheld in satisfaction of his tax obligations in connection with the vesting of the restricted stock and RSUs during the year ended December 31, 2010.

On March 26, 2012, the Company entered into an amendment (the “Nyweide Amendment”) to Mr. Nyweide’s employment agreement. Pursuant to the Nyweide Amendment, the expiration date of Mr. Nyweide’s employment with the Company was extended from July 31, 2012 to December 31, 2012. The Nyweide Amendment further provided that, for the period March 1, 2012 through December 31, 2012, the Company paid to Mr. Nyweide a base salary of approximately $31 per month as a full time employee. The Nyweide Amendment provided that, as an inducement to Mr. Nyweide to enter into the Nyweide Amendment, the Company granted Mr. Nyweide an option for the purchase of 75,000 shares of the company’s common stock at an exercise price of $3.05 per share, which vested six months after the grant date with a five year term. The Nyweide Amendment further provided that, should the Company have merged or acquired an operating company before December 31, 2012, the Company would have been required to pay to Mr. Nyweide as severance a sum equal to 12 months compensation at $15 per month, plus all benefits and cash payments accruing throughout those 12 months in a lump sum within 30 days of the date on which Mr. Nyweide’s employment with the Company is terminated (the “Nyweide Severance Payment”). The Nyweide Amendment further provides that the Severance Payment would have been reduced by an amount equal to $15 times the number of completed months worked by Mr. Nyweide from March 1, 2012 to the date of termination due to acquisition or merger. The Nyweide Amendment further provided that the Company reimburse Mr. Nyweide for certain professional fees for accounting and legal services relating to the preparation and execution of the Nyweide Amendment. The Nyweide Employment Agreement as amended, expired on December 31, 2012. Mr. Nyweide continues to be employed as the Company’s Chief Financial Officer, Executive Vice President—Corporate Development, Treasurer and Secretary and receives compensation consistent with that which he had been receiving at the termination of the Nyweide Amendment.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

9.  Commitments and Contingencies, continued

Operating Leases

Effective October 31, 2011, the Company entered into a new lease agreement for office space in New York, New York. Under this agreement, which expires on June 30, 2015, the Company may terminate the agreement at any time, with 90 days advance notice. Effective January 1, 2013, the Company entered into a modification of the lease agreement, reducing the monthly rent to $5 from $12. Future non-cancellable obligations under this agreement are $15.

Rent expense charged to continuing operations amounted to approximately $144, $178 and $198 for the years ended December 31, 2012, 2011 and 2010, respectively.

Litigation, Claims and Assessments

On April 22, 2010 a case was filed against the Company stating that the Company conspired to divert work from the plaintiff. The claims were for $2,400 in this case. This litigation was settled on June 13, 2012 for a cash payment of $23.

On October 2, 2010, the Company, along with others, was notified that it was a defendant in a lawsuit filed by a third party for alleged conversion of assets, tortuous interference and defamation, among other claims. The suit asked for actual and punitive damages totaling $4,200,000. On November 2, 2011, the plaintiffs in this case moved to dismiss the Company from this lawsuit, and the lawsuit was dismissed.

10.   Stockholders’ Equity

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

Common Stock Issued

During the years ended December 31, 2011 and 2010, the Company issued 5,557 and 155,561 shares of its common stock, respectively, pursuant to the vesting of RSUs under the Incentive Plan.  Of the 155,561 shares issued during the year ended December 31, 2010, 63,825 and 28,187 shares were issued to the Chief Executive Officer and Chief Financial Officer, respectively.  The Chief Executive Office and Chief Financial Officer elected to have the Company withhold 24,126 and 9,528 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of these RSUs.  Such withheld shares valued at $49 and $20, respectively are reflected as treasury shares in the Company’s books and records.

During the year ended December 31, 2010, the Company issued 26,309 shares of its common stock valued at $45 to Lippert/Heilshorn and Associates for services rendered during 2010.

During the years ended December 2012, 2011 and 2010, the Company issued 4,998, 325,003 and 151,250 shares of its common stock and realized proceeds of $8, $584 and $273, respectively, in connection with the exercise of stock options. During the year ended December 31, 2010, the Company issued 31,289 shares of its common stock under the Amended and Restated 2006 Employee Stock Purchase Plan (the “Stock Purchase Plan”).  The Company realized proceeds of $45 and recognized stock based compensation of $16 in connection with the issuance of these shares. No shares were issued under the Stock Purchase Plan during 2011 or 2012.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

10.   Stockholders’ Equity, continued

Recovery of Stockholder Short Swing Profit

In February, 2012, the Company was notified by a stockholder that the stockholder had generated short swing profits under the provisions of Section 16(b) of the Exchange Act on its purchases and sales of shares of the Company’s common stock. During the years ended December 31, 2012 and 2011, stockholders made payments to the Company of $15 and $2, respectively, representing the disgorgement of short swing profits. These amounts were recorded as additional paid-in capital.

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

As a result of the sale of Preparedness,  the remaining 268,750 and 201,813 unvested shares held by Dr. Schiller and Mr. Nyweide, respectively, were no longer subject to forfeiture, and 31,912 and 14,094 RSUs became vested, respectively.  Dr. Schiller and Mr. Nyweide elected to have the Company withhold 101,588 and 68,212 shares, respectively, in satisfaction of their tax obligations in connection with the vesting of their restricted stock and 12,063 and 4,764 Shares, respectively, in satisfaction of their tax obligations in connection with the vesting of their RSUs.  Such withheld shares, valued at $225 and $145, respectively, are reflected as treasury shares in the Company’s books and records.  As of September 30, 2010, Dr. Schiller and Mr. Nyweide had no more non-vested shares of restricted stock.  (See Note 9 – Commitments and Contingencies – Employment Agreements, for additional discussion regarding these shares.)

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

On July 21, 2011, the Company’s board of directors approved a new program (the “Stock Repurchase Program”) to repurchase shares of the Company’s common stock.  The Stock Repurchase Program was established on August 4, 2011 with the authorization to repurchase up to $1,000 of the Company’s common stock over a period of 18 months, at such times, amounts and prices as the Company shall deem appropriate. On December 14, 2011, the Company’s board of directors increased the authorization under this program to repurchase a total of $2,000 of the Company’s common stock.  During the years ended December 31, 2012 and 2011, 1,943 and 8,674 shares were repurchased under this program and held in treasury, at an aggregate cost of $5 and $21, respectively.

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

On April 27, 2011 the Company commenced a partial tender offer to purchase up to 7,500,000 shares of its common stock at a price of $2.60 per share, net to the seller in cash, without interest (the “2011 Tender Offer”.)  The 2011 Tender Offer expired on May 25, 2011.  In connection with the 2011 Tender Offer, the Company purchased and canceled 7,500,000 shares of common stock at an aggregate cost of $19,650, including expenses of $152 related to the 2011 Tender Offer, offset by $2 of proceeds received from a major stockholder representing the disgorgement of a short swing profit on its sale of the Company’s stock.

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

On January 19, 2012, the Company’s board of directors adopted a resolution to: (i) withdraw the Stockholder Exemption granted to the Stockholder on October 27, 2010 pursuant to the terms of Rights Agreement, dated September 7, 2010 and (ii) supersede the Stockholder Exemption with a new exemption (the “New Stockholder Exemption”) for a new stockholder (the “New Stockholder”), as described below.

The New Stockholder Exemption provided that the New Stockholder shall not be deemed an “Acquiring Person” for the purposes of the Rights Agreement unless and until either of the following occurs at any time after January 19, 2012: (i) the New Stockholder acquires beneficial ownership of an additional one percent (1%) or more of the then outstanding shares of common stock of the Company, other than as a result of a stock dividend, stock split or similar transaction effected by the Company in which all holders of common stock are treated equally, or (ii) any other Person (as defined under the Rights Agreement) who is the beneficial owner of shares of common stock of the Company representing one percent (1%) or more of the then outstanding shares of common stock of the Company becomes an Affiliate or Associate of the New Stockholder.

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

Pursuant to its obligations under the Genesis Support Agreement and as a further inducement for the 2012 Stockholder to enter into the Genesis Support Agreement, the Company, concurrently with the execution of the Genesis Support Agreement, entered into a Registration Rights Agreement with the 2012 Stockholder pursuant to which the Company agreed to register the resale of the shares of the Company’s common stock owned by the 2012 Stockholder (See Note 10 – Stockholder’s Equity - Registration Rights Agreement, below).

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

10.   Stockholders’ Equity, continued

Dividends

Subject to the superior rights of the holders of shares of any other series of preferred stock or other class of capital stock of the Company ranking superior to the shares of Series A Preferred Stock with respect to dividends, the holders of shares of Series A Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors, out of the assets of the Company legally available therefor, dividends payable in cash on the payment date for each cash dividend declared on the shares of common stock of the Company in an amount per whole share (rounded to the nearest cent) equal to the formula then in effect (as described in the Series A preferred stock certificate designations) times the cash dividends then to be paid on each share of common stock.

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

11. Stock Based Compensation

On July 24, 2008, at the Company’s 2008 Annual Meeting of Stockholders (the “2008 Annual Meeting”), stockholders approved the Amended and Restated 2006 Long-Term Incentive Plan (the “Incentive Plan”), which became effective immediately following its approval and replaced the Company’s original 2006 Long-Term Incentive Plan. The Incentive Plan provides for the issuance of up to 3,000,000 shares of the Company’s common stock. The Compensation Committee has the authority to determine the amount, type and terms of each award, but may not grant awards under the Incentive Plan, in any combination, for more than 625,000 shares of the Company’s common stock to any individual during any calendar year.

As of December 31, 2012, 1,407,342 shares of common stock remain eligible to be issued under the Incentive Plan.

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

As of December 31, 2012, 1,877,612 shares of common stock remain unissued under the Stock Purchase Plan.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

11. Stock Based Compensation, continued

Equity instruments issued to employees are recorded at their fair value on the date of grant and are amortized over the vesting period of the award.  Stock based compensation for employees and directors was approximately $323, $12, and $2,141 for the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, respectively, stock based compensation for employees of $0, $0 and $205 was reflected in selling and marketing expenses, and $323, $12 and $1,936 respectively, was reflected in general and administrative expenses.

Equity instruments issued to non-employees are recorded at their fair value on the grant date. The non-vested portions of the award are adjusted based on market value on a quarterly basis and the adjusted value of the award is amortized over the expected service period.  Stock based compensation for non-employees was approximately $0, $0 and $184 for the years ended December 31, 2012, 2011 and 2010, respectively and was reflected in general and administrative expenses.

The following table summarizes total stock based compensation costs for the years ended December 31, 2012, 2011 and 2010.

For the Year Ended December 31, 2012
	Advisors and Consultants	Employees and Directors	Total
Stock Options	$-	$323	$323
Total	$-	$323	$323

For the Year Ended December 31, 2011
	Advisors and Consultants	Employees and Directors	Total
Stock Options	$-	$13	$13
Total	$-	$13	$13

For the Year Ended December 31, 2010
	Advisors and Consultants	Employees and Directors	Total
Stock Options	$132	$82	$214
RSUs	7	575	582
Stock issued to consultants for services	45	-	45
Stock purchase plan	-	16	16
Vesting of restricted shares under performance based executive bonus award	-	1,468	1,468
Total	$184	$2,141	$2,325

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

11. Stock Based Compensation, continued

Stock Options

The fair value of each option grant during the years ended December 31, 2012 and 2010 was estimated on the date of grant using the Black-Scholes option pricing model. No stock options were granted during the year ended December 31, 2011. The weighted average of the assumptions used to compute the grant date value of the options granted during the years ended December 31, 2012 and 2010 were as follows:

	For the Years Ended December 31,
	2012	2010
Dividend yield	0%	0%
Expected volatility	87.9%	103.2%
Risk-free interest rate	1.13%	2.69%
Expected lives	3.0 years	3.0 years

The expected life of options granted was calculated using the simplified method set out in SEC Staff Accounting Bulletin No. 110 using the vesting term of 3 years and the contractual term of 5 years. The simplified method defines the expected life as the average of the contractual term and the vesting period.

The weighted average fair value of the options on the date of grant, using the fair value based methodology for years ended December 31, 2012 and 2010 was $1.61 and $1.06 per share, respectively.

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

On March 16, 2012, the Company granted, in the aggregate, options for the purchase of 200,000 shares of its common stock at an exercise price of $3.05 per share, under the Incentive Plan, to two executives of the Company. The options have a term of five years and were vested on September 16, 2012. These options have an aggregate grant date fair value of approximately $323 utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of three years; volatility of 87.9%, dividends of 0%; and a risk free interest rate of 1.13%.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

11. Stock Based Compensation, continued

Stock Options, continued

At December 31, 2012, 2011 and 2010 the unamortized fair value of employee stock options outstanding was approximately $0, $1 and $29, respectively. For the years ended December 31, 2012, 2011 and 2010 costs of approximately $323, $13 and $82 respectively, were recognized in connection with the vesting of these employee stock options.

A summary of the status of the Company’s stock option plans and the changes during the years ended December 31, 2012, 2011 and 2010, respectively, is presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average remaining contractual life	Intrinsic Value
Options outstanding at January 1, 2010	967,781	$2.57
Granted	175,000	$1.65
Exercised	(151,250)	$1.80
Forfeited	(426,373)	$2.38
Options outstanding at December 31, 2010	565,158	$2.64
Granted	-
Exercised	325,003	$1.80
Forfeited	175,157	$3.58
Options outstanding at December 31, 2011	64,998	$4.28
Granted	200,000	$3.05
Exercised	(4,998)	$1.70
Forfeited	(60,000)	$4.50
Options outstanding at December 31, 2012	200,000	$3.05	4.2 years	$-
Exercisable, December 31, 2012	200,000	$3.05	4.2 years	$-
Options vested during the year ended December 31, 2012	204,998	$3.02

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

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

11. Stock Based Compensation, continued

Restricted Stock Units (“RSUs”), continued

The excess of the aggregate grant date fair value of the RSUs of $781 over the fair value of the stock options canceled of $672 was added to the unamortized value of the options canceled on May 28, 2008, which amounted to $2,863 and was amortized over the vesting period of the RSUs.

RSUs held by executive officers and directors vested ratably on each of the first, second and third anniversaries of the grant date. RSUs held by all other employees and consultants vested ratably on the first and second anniversaries of the grant date. As of December 31, 2012, all RSU’s were fully vested.

At December 31, 2012, there are no unamortized expenses remaining related to the value of RSUs. For the years ended December 31, 2012, 2011 and 2010, a cost of $0, $0 and $582, respectively, was recognized in connection with the vesting of these employee RSUs.

A summary of the activity related to RSUs for the years ended December 31, 2011 and 2010 are presented below:

	Total	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	228,819
RSUs vested	(155,561)
RSUs forfeited	(64,433)
Nonvested at December 31, 2010	8,825
RSUs vested	(5,557)
RSUs forfeited	(3,268)
Nonvested at December 31, 2011	-	$-

Stock Purchase Plan

The Stock Purchase Plan was established for eligible employees to purchase shares of the Company’s common stock on a monthly basis at 85% of the lower of the market value of the Company’s common stock on the first or last business day of each month. Under the Stock Purchase Plan, employees may authorize the Company to withhold up to 15% of their compensation during any monthly offering period for common stock purchases, subject to certain limitations. The Stock Purchase Plan was implemented during July 2008 and is qualified under Section 423 of the Internal Revenue Code. For the year ended December 31, 2010, 31,289 shares were issued under the Stock Purchase Plan, resulting in total proceeds of $45. Stock based compensation recognized in connection with the issuance of these shares was $16 for the year ended December 31, 2010. There were no shares issued for the years ended December 31, 2012 or 2011 related to the Stock Purchase Plan.

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

During the year ended December 31, 2010, in connection with expected performance under a bonus program for senior executives, stock-based compensation of approximately $1,468 was recognized for the vesting of restricted stock (See Note 9 – Commitments and Contingencies – Employment Agreements, for additional discussion regarding these shares).

12.  Defined Contribution Plan

The Company has a 401(k) profit sharing plan (the “401(k) Plan”), covering employees who have completed three months of service and meet certain other eligibility requirements. The 401(k) Plan provides for a discretionary matching contribution by the Company, based on employee elective deferrals, determined each payroll period. The 401(k) Plan also provides for an employer discretionary profit sharing contribution. Employees vest at a rate of 25% per year in discretionary employer contributions. The 401(k) Plan expense attributable to continuing operations amounted to approximately $16, $12 and $37 for the years ended December 31, 2012, 2011 and 2010, respectively.

13. Amendments to Bylaws

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

14. Changes to Board of Directors

On September 30, 2012, upon the resignation of Mr. Eli Dominitz and Mr. Kenneth Polinsky from the Board of Directors, the Company appointed Mr. Ethan Benovitz and Mr. Daniel Saks to serve on the Board.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands except share and per share amounts)

15. Subsequent Events

Employment Agreements

Harvey W. Schiller, Ph.D.

On March 31, 2012, the Company entered into an amendment (the “2013 Schiller Amendment”) to Dr. Schiller’s employment agreement. Pursuant to the 2013 Schiller Amendment, the expiration date of Dr. Schiller’s employment with the Company was extended to June 30, 2013, with automatic month to month extensions thereafter until terminated by either the Company or Dr. Schiller with 30 days prior written notice. The 2013 Schiller Amendment further provided that Dr. Schiller’s base salary shall remain at $180 per annum, and that effective March 31, 2013, he shall no longer receive housing benefits which were previously provided pursuant to Dr. Schiller’s amended and restated employment agreement. As an inducement to Dr. Schiller to enter into the 2013 Schiller Amendment, upon the closing of an acquisition or merger, Dr. Schiller shall be paid a fee equal to $300,000, with the fee paid in shares of common stock equal to $300,000 based upon the deal price at the closing of such acquisition or merger (“2013 Schiller Success Fee”). Such shares shall be paid as compensation under the Amended and Restated 2006 Long-term Incentive Plan. Notwithstanding the foregoing, in the event that Dr. Schiller’s employment is terminated without cause or good reason or as a result of his death or disability prior to the end of this extension, Dr. Schiller shall receive the base salary and benefits through the end of the term; provided further that in the event that Dr. Schiller’s employment is terminated without cause or for good reason or as a result of Dr. Schiller’s death or disability and an acquisition or merger is consummated within nine months of the date of termination, then Dr. Schiller shall be entitled to the 2013 Schiller Success Fee.

Jeffrey O. Nyweide

On March 31, 2012, the Company entered into an amendment (the “2013 Nyweide Amendment”) to Mr. Nyweide’s employment agreement. Pursuant to the 2013 Nyweide Amendment, the expiration date of Mr. Nyweide’s employment with the Company was extended to June 30, 2013, with automatic month to month extensions thereafter until terminated by either the Company or Mr. Nyweide with 30 days prior written notice. The 2013 Nyweide Amendment further provided that effective April 1, 2013, Mr. Nyweide’s base salary shall be decreased to $180 annum, payable in advance on the first day of each month and as of such date he shall no longer receive housing benefits, which were previously provided pursuant to Mr. Nyweide’s amended and restated employment agreement.  As an inducement to Mr. Nyweide to enter into the 2013 Nyweide Amendment, upon the closing of an acquisition or merger, Mr. Nyweide shall be paid a fee equal to $250,000, with the fee paid in shares of common stock equal to $250,000 based upon the deal price at the closing of such acquisition or merger (“2013 Nyweide Success Fee”).  Such shares shall be paid as compensation under the Amended and Restated 2006 Long-term Incentive Plan, and Mr. Nyweide may elect to accept such shares on a tax free basis wherein the Company would withhold that number of shares necessary to satisfy Mr. Nyweide’s income tax withholding requirements in connection with this 2013 Nyweide Success Fee. Notwithstanding the foregoing, in the event that Mr. Nyweide’s employment is terminated without cause or good reason or as a result of his death or disability prior to the end of this extension, Mr. Nyweide shall receive the base salary and benefits through the end of the term; provided further that in the event that Mr. Nyweide’s employment is terminated without cause or for good reason or as a result of Mr. Nyweide’s death or disability and an acquisition or merger is consummated within nine months of the date of termination, then Mr. Nyweide shall be entitled to the 2013 Nyweide Success Fee.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at December 31, 2012.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2012, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during our fourth quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 31, 2013, we entered into an amendment (the “2013 Schiller Amendment”) to Dr. Schiller’s employment agreement. Pursuant to the 2013 Schiller Amendment, the expiration date of Dr. Schiller’s employment with us was extended to June 30, 2013, with automatic month to month extensions thereafter until terminated by either us or Dr. Schiller with 30 days prior written notice. The 2013 Schiller Amendment further provided that Dr. Schiller’s base salary shall remain at $180 per annum, and that effective March 31, 2013, he shall no longer receive housing benefits which were previously provided pursuant to Dr. Schiller’s amended and restated employment agreement. As an inducement to Dr. Schiller to enter into the 2013 Schiller Amendment, upon the closing of an acquisition or merger, Dr. Schiller shall be paid a fee equal to $300,000, with the fee paid in shares of common stock equal to $300,000 based upon the deal price at the closing of such acquisition or merger (“2013 Schiller Success Fee”). Such shares shall be paid as compensation under the Amended and Restated 2006 Long-term Incentive Plan. Notwithstanding the foregoing, in the event that Dr. Schiller’s employment is terminated without cause or for good reason or as a result of his death or disability prior to the end of this extension, Dr. Schiller shall receive the base salary and benefits through the end of the term; provided further that in the event that Dr. Schiller’s employment is terminated without cause or good reason or as a result of Dr. Schiller’s death or disability and an acquisition or merger is consummated within nine months of the date of termination, then Dr. Schiller shall be entitled to the 2013 Schiller Success Fee.

On March 31, 2013, we entered into an amendment (the “2013 Nyweide Amendment”) to Mr. Nyweide’s employment agreement. Pursuant to the 2013 Nyweide Amendment, the expiration date of Mr. Nyweide’s employment with us was extended to June 30, 2013, with automatic month to month extensions thereafter until terminated by either us or Mr. Nyweide with 30 days prior written notice. The 2013 Nyweide Amendment further provided that effective April 1, 2013, Mr. Nyweide’s base salary shall be decreased to $180 annum, payable in advance on the first day of each month and as of such date he shall no longer receive housing benefits, which were previously provided pursuant to Mr. Nyweide’s amended and restated employment agreement.  As an inducement to Mr. Nyweide to enter into the 2013 Nyweide Amendment, upon the closing of an acquisition or merger, Mr. Nyweide shall be paid a fee equal to $250,000, with the fee paid in shares of common stock equal to $250,000 based upon the deal price at the closing of such acquisition or merger (“2013 Nyweide Success Fee”).  Such shares shall be paid as compensation under the Amended and Restated 2006 Long-term Incentive Plan, and Mr. Nyweide may elect to accept such shares on a tax free basis wherein we would withhold that number of shares necessary to satisfy Mr. Nyweide’s income tax withholding requirements in connection with this 2013 Nyweide Success Fee.  Notwithstanding the foregoing, in the event that Mr. Nyweide’s employment is terminated without cause or good reason or as a result of his death or disability prior to the end of this extension, Mr. Nyweide shall receive the base salary and benefits through the end of the term; provided further that in the event that Mr. Nyweide’s employment is terminated without cause or for good reason or as a result of Mr. Nyweide’s death or disability and an acquisition or merger is consummated within nine months of the date of termination, then Mr. Nyweide shall be entitled to the 2013 Nyweide Success Fee.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of our Board and our executive officers. Harvey W. Schiller, Ph.D. and Per-Olof Lööf became directors and officers on June 24, 2005. John P. Bujouves was subsequently appointed to the Board on June 27, 2005, John P. Oswald on January 28, 2008, Ethan Benovitz on September 20, 2012, and Daniel Saks on September 20, 2012. All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by the Board and serve at the discretion of the Board.

Name	Age	Position

Executive Officers and Directors

Harvey W. Schiller, Ph.D.	73	Chairman of the Board of Directors and Chief Executive Officer

Jeffrey O. Nyweide	57	Chief Financial Officer, Executive Vice President-Corporate Development, Treasurer and Secretary

Per-Olof Lööf	62	Vice Chairman of the Board of Directors, Member of the Audit, Compensation, and Nominating Committees

John P. Oswald	53	Director and Chairman of the Audit, Compensation and the Nominating Committees

John P. Bujouves	50	Director, Member of the Audit, Compensation, and Nominating Committees

Ethan Benovitz	44	Director

Daniel Saks	45	Director

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

Ethan Benovitz was appointed to the Board in September 2012. Mr. Benovitz has been a managing member of Genesis Capital Advisors LLC, a New York based asset management firm, since 2007. From 2004 to 2007, Mr. Benovitz was a director of DKR Oasis Capital Management LP, a multi-strategy hedge fund. Mr. Benovitz previously was an associate in the corporate finance and investment management groups at Schulte Roth & Zabel LLP. Mr. Benovitz earned a J.D. from Harvard Law School and a B.A. from Yeshiva University.

Daniel Saks was appointed to the Board in September 2012. Mr. Saks has been a managing member of Genesis Capital Advisors LLC, a New York based asset management firm, since 2007. From 2004 to 2007, Mr. Saks was a director of DKR Oasis Capital Management LP, a multi-strategy hedge fund, where he managed a portfolio of structured debt and equity investments in small cap and micro cap companies. From 1997 to 2003, Mr. Saks was a founder and general partner of WEC Asset Management LLC, a New York based asset manager. Mr. Saks previously was an associate in the corporate finance group at Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Saks earned an M.B.A. from New York University’s Leonard N. Stern School of Business and a J.D. from New York University School of Law.

Arrangements or Understandings with Respect to Nominations for Election to the Board

Messrs. Benovitz and Saks were appointed to the Board in accordance with the terms of the Support Agreement, dated March 27, 2012 (the “Genesis Support Agreement”), by and among the Company and Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., and Genesis Asset Opportunity Fund, L.P. (collectively, “Genesis”). The Genesis Support Agreement provides, among other things, that the Company is required to appoint two designees selected by Genesis (the “Genesis Designees”) to serve on the Board as long as Genesis beneficially owns 22% of the Company’s common stock. Eli Dominitz and Kenneth Polinsky were previously appointed to serve on the Board as the Genesis Designees and, upon their resignation, Genesis selected Messrs. Benovitz and Saks to serve on the Board as the new Genesis Designees.

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

A brief discussion of the experiences and skills that led to the conclusion is provided below:

•	Harvey W. Schiller, Ph.D. The Board believes that, from his military career and as an executive of numerous entities, Dr. Schiller brings to the Board strong leadership and organizational skills and a deep commitment to integrity and excellence.

•	Per-Olof Lööf. The Board believes that, as a result of his experiences serving in the role of Chief Executive Officer for multiple companies, Mr. Lööf possesses significant senior management experience and provides the Board with valuable insight on strategic initiatives.

•	John P. Oswald. The Board believes that Mr. Oswald’s in-depth knowledge of numerous industries, international business experience and service on the board of directors of several companies provides the Board with important knowledge and perspective on the evaluation of business opportunities.

•	John P. Bujouves. The Board believes that Mr. Bujouves provides the Board with extensive business and finance knowledge earned through his significant experience in banking and his service as a member of the board of directors of numerous entities.

•	Ethan Benovitz. The Board believes that Mr. Benovitz provides the Board with significant business and financial knowledge, as well as an ability to identify and pursue business opportunities, by virtue of his prior experience as an executive at a private investment company specializing in the analysis of financial transactions.

•	Daniel Saks. The Board believes that Mr. Saks’ financial and legal experience will provide a valuable perspective that will augment the Board’s ability to analyze and execute proposed transactions of the type with which the Board may be confronted.

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

Based solely upon a review of the copies of the forms furnished to us, we believe that our officers and directors complied with all applicable filing requirements during the 2012 fiscal year except as set forth below:

Form 3s were not timely filed upon the appointment of Mr. Saks and Mr. Benovitz to our Board.

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

Item 11. Executive Compensation

(Dollar amounts in thousands, except per share amounts)

Summary Compensation Table

The following table sets forth information with respect to compensation earned by the named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Harvey W. Schiller, Ph.D.	2012	179	-	-	202	(1)	142	(2)	523
Chairman and Chief	2011	151	-	-	-		139	(3)	290
Executive Officer

Jeffrey O. Nyweide	2012	359	-	-	121	(1)	143	(4)	623
Chief Financial Officer	2011	375	-	-	-		135	(5)	510
and Executive Vice President

(1)	Amount represents the probable value of the award of an option to each of Dr. Schiller and Mr. Nyweide to purchase 125,000 and 75,000 shares of common stock respectively, with and exercise price of $3.05 per share, scheduled vesting of six months and a term of five years.

(2)	Amount includes cash payments of $126 for the rental of an apartment in New York City, $15 for the reimbursement of professional fees, and $1 for life insurance.

(3)	Amount includes cash payments of $126 for the rental of an apartment in New York City, $13 for the reimbursement of professional fees, and payments toward travel to and from Dr. Schiller’s home.

(4)	Amount includes payments of a housing allowance of $108 for the rental of an apartment in New York City, $10 related to a 401(k), reimbursement of professional fees of $20, and $3 for the reimbursement of parking fees.

(5)	Amount includes payments of a housing allowance of $108 for the rental of an apartment in New York City, $10 related to a 401(k), reimbursement of professional fees of $13, and $3 for the reimbursement of parking fees.

Employment Agreements and Payments upon a Change of Control

Harvey W. Schiller, Ph.D.

We entered into a three-year employment agreement with Dr. Schiller, our Chairman and Chief Executive Officer, in January 2004.  The agreement was initially amended on December 19, 2006 to extend the term through January 31, 2010; subsequently on August 13, 2009 the term was extended through January 31, 2011 and on January 31, 2010 pursuant to its terms was extended to January 31, 2012.  Effective May 11, 2010, we again modified our employment agreement with Dr. Schiller to induce him to remain with the Company in the event that he became entitled to terminate his employment agreement as a result of the occurrence of a “change of control,” as defined under his employment agreement, which the Compensation Committee of the Board determined would result from the completion of the sale of Preparedness Services. On December 14, 2010 and again on December 12, 2011 and March 31, 2012, we further modified our agreement with Dr. Schiller, principally, to extend the term of Dr. Schiller’s employment with the Company through April 30, 2012, then to July 31, 2012, and then to December 31, 2012 (see Schiller Amendment, below). Pursuant to the terms of the modified employment agreement which expired on December 31, 2012, Dr. Schiller continued to have the right to terminate his employment agreement if a “change of control” event occurred prior to the end of the term of his employment agreement. A change of control event could have occurred if more than fifty percent of the combined voting power of the outstanding securities of the Company had changed.

The sale of Preparedness Services was completed on July 16, 2010.  As a result of this sale, our employment agreement with Dr. Schiller, as modified (the “Schiller Employment Agreement”), provided that Dr. Schiller would continue to serve as our Chairman and Chief Executive Officer through April 30, 2012, and devote the necessary working time and efforts, but less than substantial working time and efforts, to the business of GlobalOptions Group.  The Schiller Employment Agreement provided for a base salary of $180 per annum, plus certain living expenses through December 31, 2010 and then reduced to $150 per annum through July 31, 2012.  In addition to his base salary, in December 2010, Dr. Schiller was awarded a cash bonus of $150 and Dr. Schiller became eligible for a discretionary cash bonus on or before the end of the term.

 Additionally, pursuant to the terms of the Schiller Employment Agreement, upon the sale of Preparedness Services, 268,750 shares of restricted stock granted under the Performance Bonus Plan and 31,912 restricted stock units (“RSUs”) held by Dr. Schiller became fully vested and non-forfeitable, and the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the date of the sale of Preparedness Services, $270 was paid on August 13, 2010, and the remaining $230 was paid in March 2011.  In addition, $1,685 was paid into a “rabbi trust” on August 20, 2010 representing: (i) salary that would have been earned by Dr. Schiller for the period August 1, 2010 through January 31, 2012; (ii) the target cash bonus for the period January 1, 2011 through January 31, 2012; and (iii) cash in lieu of additional shares of stock, for the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Dr. Schiller. Pursuant to the terms of Dr. Schiller’s employment agreement, all amounts held in rabbi trust were to be paid to Dr. Schiller six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Dr. Schiller works part-time). The Compensation Committee determined that December 31, 2010 was the date of such separation of service for purposes of Section 409A of the Internal Revenue Code, and the $1,685 held in rabbi trust was disbursed to Dr. Schiller on July 6, 2011.

Dr. Schiller elected to have 113,650 shares, valued at $225, withheld in satisfaction of his tax obligation related to the vesting of the restricted stock and RSUs in connection with the sale of Preparedness Services.

On March 26, 2012, we entered into an amendment (“the Schiller Amendment”) to Dr, Schiller’s employment agreement. Pursuant to the Schiller Amendment, the expiration date of Dr. Schiller’s employment with the Company was extended from July 31, 2012 to December 31, 2012. The Schiller Amendment further provided that Dr. Schiller’s base salary shall be increased from $150,000 per annum to $180,000 per annum; and provided that, as an inducement to Dr. Schiller to enter into the Schiller Amendment, Dr. Schiller was granted an option to purchase 125,000 shares of our common stock at an exercise price of $3.05 per share which vested six months after the grant date with a five year term. If Dr. Schiller’s employment with the Company was terminated without cause prior to the vesting period, all options would have vested upon the termination date. The Schiller Amendment further provided that, should we have merged or acquired an operating company before December 31, 2012, we would have been required to pay to Dr. Schiller as severance a sum equal to 12 months of his part-time base salary ($15 per month) plus all benefits and cash payments accruing throughout those 12 months in a lump sum within 30 days of the date on which Dr. Schiller’s employment with the Company was terminated. The Schiller Amendment further provided that we pay to Dr. Schiller certain professional fees for personal accounting and legal fees relating to the preparation and execution of the Schiller Amendment. The Schiller Employment Agreement, as amended, expired on December 31, 2012, and through March 30, 2013, Dr. Schiller has been working for us as our Chairman and Chief Executive Officer without an employment agreement and has been compensated at a base salary consistent with the Schiller Amendment.

On March 31, 2013, we entered into an amendment (the “2013 Schiller Amendment”) to Dr. Schiller’s employment agreement. Pursuant to the 2013 Schiller Amendment, the expiration date of Dr. Schiller’s employment with us was extended to June 30, 2013, with automatic month to month extensions thereafter until terminated by either us or Dr. Schiller with 30 days prior written notice. The 2013 Schiller Amendment further provided that Dr. Schiller’s base salary shall remain at $180 per annum, and that effective March 31, 2013, he shall no longer receive housing benefits which were previously provided pursuant to Dr. Schiller’s amended and restated employment agreement. As an inducement to Dr. Schiller to enter into the 2013 Schiller Amendment, upon the closing of an acquisition or merger, Dr. Schiller shall be paid a fee equal to $300,000, with the fee paid in shares of common stock equal to $300,000 based upon the deal price at the closing of such acquisition or merger (“2013 Schiller Success Fee”). Such shares shall be paid as compensation under the Amended and Restated 2006 Long-term Incentive Plan. Notwithstanding the foregoing, in the event that Dr. Schiller’s employment is terminated without cause or good reason or as a result of his death or disability prior to the end of this extension, Dr. Schiller shall receive the base salary and benefits through the end of the term; provided further that in the event that Dr. Schiller’s employment is terminated without cause or for good reason or as a result of Dr. Schiller’s death or disability and an acquisition or merger is consummated within nine months of the date of termination, then Dr. Schiller shall be entitled to the 2013 Schiller Success Fee.

Jeffrey O. Nyweide

Effective as of August 1, 2007, we and Mr. Nyweide terminated his consulting agreement and entered into an employment agreement providing for Mr. Nyweide’s service as our Chief Financial Officer, Executive Vice President—Corporate Development, Treasurer and Secretary, reporting to the Chairman of the Board.  The employment agreement, which had an initial term through January 31, 2010, was amended on August 13, 2009 to extend its term through January 31, 2011, and pursuant to its terms, on January 31, 2010, was further extended to January 31, 2012.  Effective May 11, 2010, we again modified our employment agreement with Mr. Nyweide to induce him to remain with the Company in the event that he became entitled to terminate his employment agreement as a result of the occurrence of a “change of control,” as defined under his employment agreement, which the Compensation Committee determined would result from the sale of Preparedness Services. On December 14, 2010, we further modified our agreement with Mr. Nyweide to extend the term of his employment agreement to July 31, 2012 and then on March 31, 2012 we extended the term of his employment agreement to December 31, 2012 (see Nyweide Amendment, below). Pursuant to the terms of the modified employment agreement, which expired on December 31, 2012, Mr. Nyweide had the right to terminate his employment agreement if a “change of control” event had occurred prior to the end of the term of his employment agreement. A change of control event could have occurred if more than fifty percent of the combined voting power of the outstanding securities of the Company changed.

 The sale of Preparedness Services was completed on July 16, 2010. As a result of this sale, our employment agreement with Mr. Nyweide, as modified (the “Nyweide Employment Agreement”), provided that Mr. Nyweide would continue to serve as its Chief Financial Officer and Executive Vice President through July 31, 2012. Mr. Nyweide received a base salary of $375 per annum for the first eighteen month period of such term and a reduced base salary of $180 per annum for the remaining six months, during which period Mr. Nyweide’s responsibilities were intended to be reduced.  In addition to his base salary, Mr. Nyweide earned a performance bonus of $150,000 in connection with the sale of Preparedness Services, of which $75 paid on August 11, 2010 and the remainder paid on October 15, 2010, and on November 30, 2010, Mr. Nyweide earned a performance bonus of $250 in connection with the sale of Bode, of which $125 paid on December 10, 2010 and the remainder was paid on January 5, 2012.

Additionally, pursuant to the terms of the Nyweide Employment Agreement, upon the sale of Preparedness Services, 201,813 shares of restricted stock granted under the Performance Bonus Plan and 14,093 RSUs held by Mr. Nyweide became fully vested and non-forfeitable, and the target cash bonus award for the year 2010 was deemed to be earned. Out of the amount of the 2010 award that was deemed earned through the sale of Preparedness Services, $202was paid on August 13, 2010, and the remaining $173 was paid in March 2011.  In addition, $821was paid into a “rabbi trust” on August 23, 2010 to be disbursed to Mr. Nyweide six months after his separation of service for any reason (for purposes of Section 409A of the Internal Revenue Code, the deferred compensation rules, which may include a point in time when Mr. Nyweide works part-time), representing: (i) 50% of the salary and 100% of benefits, including a housing allowance, that would have been earned for the period August 1, 2010 through January 31, 2012; (ii) 50% of the target cash bonus for the period January 1, 2011 through January 31, 2012 ; and (iii) cash in lieu of additional shares of stock for 50% of the number of shares of stock deemed earned upon the vesting of the target stock bonus awards that were in excess of the number of shares of restricted stock previously granted to Mr. Nyweide. The Compensation Committee has determined that January 31, 2012 is the date of such separation of service for purposes of Section 409A of the Internal Revenue Code, and the $821 held in the rabbi trust was disbursed to Mr. Nyweide on July 31, 2012.

 Mr. Nyweide elected to have 72,977 shares, valued at $144, withheld in satisfaction of his tax obligations in connection with the vesting of the restricted stock and RSUs in connection with the sale of Preparedness Services.

On March 26, 2012, we entered into an amendment (the “Nyweide Amendment”) to Mr. Nyweide’s employment agreement. Pursuant to the Nyweide Amendment, the expiration date of Mr. Nyweide’s employment with the Company was extended from July 31, 2012 to December 31, 2012. The Nyweide Amendment further provided that, for the period March 1, 2012 through December 31, 2012, Mr. Nyweide would be paid a base salary of approximately $31 per month as a full time employee. The Nyweide Amendment provided that, as an inducement to Mr. Nyweide to enter into the Nyweide Amendment, the Mr. Nyweide was granted an option for the purchase of 75,000 shares of our common stock at an exercise price of $3.05 per share, which vested six months after the grant date with a five year term. The Nyweide Amendment further provided that, should we have merged or acquired an operating company before December 31, 2012, we would have been required to pay to Mr. Nyweide as severance a sum equal to 12 months compensation at $15 per month, plus all benefits and cash payments accruing throughout those 12 months in a lump sum within 30 days of the date on which Mr. Nyweide’s employment with the Company was terminated (the “Nyweide Severance Payment”). The Nyweide Amendment further provides that the Severance Payment would have been reduced by an amount equal to $15 times the number of completed months worked by Mr. Nyweide from March 1, 2012 to the date of termination due to acquisition or merger. The Nyweide Amendment further provided that the Company pay to Mr. Nyweide certain professional fees for personal accounting and legal fees relating to the preparation and execution of the Nyweide Amendment. The Nyweide Employment Agreement as amended expired on December 31, 2012 and through March 30, 2013, Mr. Nyweide has been working for us as our Chief Financial Officer, Executive Vice President – Corporate Development, Treasurer and Secretary without an employment agreement and has been compensated at a base salary consistent with the Nyweide Amendment.

On March 31, 2013, we entered into an amendment (the “2013 Nyweide Amendment”) to Mr. Nyweide’s employment agreement. Pursuant to the 2013 Nyweide Amendment, the expiration date of Mr. Nyweide’s employment with us was extended to June 30, 2013, with automatic month to month extensions thereafter until terminated by either us or Mr. Nyweide with 30 days prior written notice. The 2013 Nyweide Amendment further provided that effective April 1, 2013, Mr. Nyweide’s base salary shall be decreased to $180 annum, payable in advance on the first day of each month and as of such date he shall no longer receive housing benefits, which were previously provided pursuant to Mr. Nyweide’s amended and restated employment agreement.  As an inducement to Mr. Nyweide to enter into the 2013 Nyweide Amendment, upon the closing of an acquisition or merger, Mr. Nyweide shall be paid a fee equal to $250,000, with the fee paid in shares of common stock equal to $250,000 based upon the deal price at the closing of such acquisition or merger (“2013 Nyweide Success Fee”).  Such shares shall be paid as compensation under the Amended and Restated 2006 Long-term Incentive Plan, and Mr. Nyweide may elect to accept such shares on a tax free basis wherein we would withhold that number of shares necessary to satisfy Mr. Nyweide’s income tax withholding requirements in connection with this 2013 Nyweide Success Fee.  Notwithstanding the foregoing, in the event that Mr. Nyweide’s employment is terminated without cause or for good reason or as a result of his death or disability prior to the end of this extension, Mr. Nyweide shall receive the base salary and benefits through the end of the term; provided further that in the event that Mr. Nyweide’s employment is terminated without cause or good reason or as a result of Mr. Nyweide’s death or disability and an acquisition or merger is consummated within nine months of the date of termination, then Mr. Nyweide shall be entitled to the 2013 Nyweide Success Fee.

Benefit Plans

Amended and Restated 2006 Long-Term Incentive Plan

Our 2006 Long-Term Incentive Plan was originally adopted on December 5, 2006.  On July 24, 2008, our stockholders approved the Amended and Restated 2006 Long-Term Incentive Plan (the “Incentive Plan”), which became effective immediately following its approval and replaced the original 2006 Long-Term Incentive Plan.

The Incentive Plan provides for the issuance of up to 3,000,000 shares of our common stock, increased from 1,500,000 under the original 2006 Long-Term Incentive Plan.  As of March 28, 2013 there are options to purchase 200,000 shares of our common outstanding under this plan.  The Compensation Committee has the authority to determine the amount, type and terms of each award, but may not grant awards under the Incentive Plan, in any combination, for more than 625,000 shares of our common stock to any individual during any calendar year, increased from 312,500 under the original 2006 Long-Term Incentive Plan.  As of March 28, 2013, 1,407,342 shares remain eligible to be issued under the Incentive Plan.

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

The Stock Purchase Plan permits eligible employees to automatically purchase at the end of each month at a discounted price, a certain number of shares of our common stock by having the effective purchase price of such shares withheld from their base pay.  The Stock Purchase Plan provides for the issuance of up to 2,000,000 shares of our common stock, increased from 250,000 under the original 2006 Employee Stock Purchase Plan.  As of March 28, 2013, 1,877,612 shares remain eligible to be issued under the Stock Purchase Plan.

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

Outstanding Equity Awards at Fiscal Year-End

On March 26, 2012, the Company granted to each of Dr. Schiller and Mr. Nyweide options to purchase 125,000 shares of common stock and 75,000 shares of common stock, respectively which are fully vested at December 31, 2012. The following table presents information regarding unexercised option awards for each named executive officer as of the end of the fiscal year ended December 31, 2012:

Option Awards

Name	Number of Securities Underlying Unexercised options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Harvey W. Schiller, PHD	125,000	-	$3.05	March 25, 2017
Jeffrey O. Nyweide	75,000	-	$3.05	March 25, 2017

Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each of our Directors who is not a named executive officer and who served on our Board during the fiscal year ended December 31, 2012:

Name	Fees Earned ($)	Total ($)

Per-Olof Lööf	43	43

John Bujouves	43	43

John P. Oswald	73	73

John D. Chapman(1)	11	11

Eli Dominitz(2)	15	15

Kenneth Polinsky(2)	15	15

Ethan Benovitz(3)	11	11

Daniel Saks(3)	11	11

(1)	On April 2, 2012, Mr. Chapman resigned from the Board of Directors.

(2)	On April 2, 2012, Mr. Eli Dominitz and Mr. Kenneth Polinsky were appointed as members of the Board of Directors. On September 20, 2012, Mr. Eli Dominitz and Mr. Kenneth Polinsky reigned from the Board of Directors.

(3)	On September 20, 2012, Mr. Ethan Benovitz and Mr. Daniel Saks were appointed as members of the Board of Directors.

2012 Director’s Plan

A compensation plan for our Board was in place for 2012. Following the Directors Plan, each non-employee member of our Board was entitled to receive cash compensation consisting of an annual cash retainer of $20,000 a fee of $2,500 for attending each board meeting, a fee of $2,500 for attending each committee meeting and a fee of $500 for participating via telephone at each board and committee meeting (the committee chair receives a supplemental fee). The compensation committee has determined that the compensation arrangements for our Directors for 2013 will be the same as was in place during 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 28, 2013 by:

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

Name and Address of Beneficial Owner	Common Stock Beneficially Owned (1)
	Shares	%
5% or Greater Stockholders:
Genesis Capital Advisors, LLC (2)	1,708,829	27.6
Punch Associates Investment Management, Inc. (3)	329,705	5.3

Directors and Named Executive Officers:
Harvey W. Schiller, Ph.D. (4)	406,143	6.4
Jeffrey O. Nyweide (5)	214,897	3.4
Per-Olof Lööf (6)	19,167	*
John P. Bujouves (7)	34,355	1.0
John P. Oswald (8)	23,491	*
Ethan Benovitz(9)	1,708,829	27.6
Daniel Saks(10)	1,708,829	27.6

All executive officers and directors as a group (7 persons) (11)	2,406,882	37.6

* Represents holdings of less than 1% of shares outstanding.

(1)	Based upon 6,197,760 shares of our common stock outstanding on March 28, 2013 and, with respect to each individual holder, rights to acquire our common stock exercisable within 60 days of March 28, 2013.

(2)	Based on a Schedule 13D filed by Genesis Opportunity Fund, LP on April 9, 2012. Represents 1,535,529 shares of common stock held by Genesis Opportunity Fund, L.P. and 173,300 shares of common stock held by Genesis Asset Opportunity Fund, L.P. Genesis Capital Advisors LLC is the investment manager of each of Genesis Opportunity Fund, L.P. and Genesis Asset Opportunity Fund L.P. Each of Ethan Benovitz, Daniel Saks and Jaime Hartman are managing members of Genesis Capital Advisors LLC and share voting and dispositive power over the securities held by Genesis Opportunity Fund, L.P. and Genesis Asset Opportunity Fund L.P. Each of Ethan Benovitz, Daniel Saks, and Jaime Hartman disclaim beneficial ownership of such securities. The business address of Genesis Capital Advisors LLC is 1212 Avenue of the Americas, 19th Floor, New York, NY 10036.

(3)	Based on information contained on Schedule 13G filed with the SEC on February 19, 2013. The business address of Punch Associates Investment Management, Inc. is 3601 West 76th Street, Suite 225, Edina, Minnesota.

(4)	Consists of 281,143 shares of our common stock and 125,000 shares of our common stock issuable upon exercise of stock options.

(5)	Consists of 139,897 shares of our common stock and 75,000 shares of our common stock issuable upon exercise of stock options.

(6)	Represents 14,360 shares of common stock and 4,807 shares of our common stock held by Lööf Holdings, LLC, a limited liability company controlled by Mr. Lööf. Mr. Lööf may be deemed to be the beneficial owner of the shares of our common stock held by Lööf Holdings, LLC.

(7)	Represents 12,250 shares of common stock and 22,105 shares of our common stock held by Globacor Capital Inc., of which Mr. Bujouves is Chairman. Mr. Bujouves may be deemed to be the beneficial owner of the shares of our common stock held by Globacor Capital Inc. Mr. Bujouves disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(8)	Represents 12,669 shares of our common stock and 10,822 shares of our common stock held by Capital Trust Investments Limited, of which Mr. Oswald is a director. Mr. Oswald may be deemed to be the beneficial owner of the shares of our common stock held by Capital Trust Investments Limited. Mr. Oswald disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(9)	Represents 1,708,829 shares of common stock held by Genesis Capital Advisors, LLC (See Footnote 2). Mr. Benovitz may be deemed to be the beneficial owner of the shares of our common stock held by Genesis Capital Advisors, LLC. Mr. Benovitz disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(10)	Represents 1,708,829 shares of common stock held by Genesis Capital Advisors, LLC (See Footnote 2). Mr. Saks may be deemed to be the beneficial owner of the shares of our common stock held by Genesis Capital Advisors, LLC. Mr. Saks disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(11)	Consists of 2,169,148 shares of our common stock and 200,000 shares of our common stock issuable upon exercise of stock options.

Equity Compensation Plan Information

See Part II, Item 5, “Securities Authorized for Issuance under Equity Compensation Plans” for information regarding our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons, Promoters and Certain Control Persons

On March 27, 2012, we entered into a support agreement (the “Genesis Support Agreement”) with Genesis Capital Advisors LLC, a Delaware limited liability company, Genesis Opportunity Fund, L.P., a Delaware limited partnership, and Genesis Asset Opportunity Fund, L.P., a Delaware limited partnership (collectively, the “2012 Stockholder”). Pursuant to the Genesis Support Agreement, the 2012 Stockholder agreed to vote all of the shares of our common voting stock owned by the 2012 Stockholder in favor of the election of all director nominees recommended by the Board at the our 2012 Annual Meeting (the “Annual Meeting”).

The Genesis Support Agreement also provided that, as a condition to the 2012 Stockholder’s obligations thereunder, the Board would adopt certain resolutions providing that (i) the Stockholder, together with its affiliates, will not be deemed to be an “Acquiring Person” for the purposes of that certain Rights Agreement, dated as of September 7, 2010, as amended (such amendment is described below) (the “Rights Agreement”), by and between the us and Continental, as rights agent, unless and until the 2012 Stockholder becomes the “Beneficial Owner” (as defined under the Rights Agreement) of more than 35% of the our outstanding common stock, and (ii) that the Board approve, solely for the purposes of Section 203 of the Delaware General Corporation Law, the acquisition of additional shares of our common stock by the 2012 Stockholder. The Genesis Support Agreement also provides that if at any time the 2012 Stockholder beneficially owns less than 25% of our common stock and then at any time it increases its beneficial ownership over 25% it would be deemed an “Acquiring Person” and if at any time the 2012 Stockholder beneficially owns less than 10% of our common stock then at any time it increases its beneficial ownership over 10% it would be deemed an “Acquiring Person”.

Pursuant to its obligations under the Genesis Support Agreement and as a further inducement for the 2012 Stockholder to enter into the Genesis Support Agreement, we, concurrently with the execution of the Genesis Support Agreement, entered into a Registration Rights Agreement with the 2012 Stockholder pursuant to which we agreed to register the resale of the shares of our common stock owned by the 2012 Stockholder (See Note 8 – Stockholder’s Equity - Registration Rights Agreement, below).

Pursuant to the Genesis Support Agreement, the Board expanded its size to a total of six (6) members and appointed two designees of the 2012 Stockholder (the “Stockholder Designees”) to serve as directors on the Board. (See Note 14– Changes to Board of Directors). The Board is further obligated to nominate and recommend the election of the Stockholder Designees, and to solicit proxies to such effect. The Genesis Support Agreement further provides that, should the 2012 Stockholder beneficially own less than 22% of our common stock, the 2012 Stockholder shall only retain authority to appoint one Stockholder Designee to the Board. In such case, the Board shall no longer be obligated to nominate and recommend the election of more than one Stockholder Designee and shall not be obligated to solicit proxies or otherwise promote the election to the Board of such Stockholder Designee. The Genesis Support Agreement further provides that, should the 2012 Stockholder beneficially own less than 10% of our common stock, the 2012 Stockholder shall retain no authority to appoint any Stockholder Designees to the Board. In such case, the Board shall no longer be obligated to nominate and recommend the election of any of the Stockholder Designees and shall not be obligated to solicit proxies or otherwise promote the election to the Board of any Stockholder Designee. Additionally, the 2012 Stockholder agreed to certain standstill restrictions, effective as of the date of the Genesis Support Agreement and expiring on the earlier of 18 months following the execution of the Genesis Support Agreement or the consummation of a change of control of our company and certain restrictions on transfer of certain of the shares owned by them.

Director Independence

The Board has determined that each of our directors, except for Dr. Schiller, a director and our chairman, is “independent” under the independence standards of NASDAQ and applicable SEC rules.

Item 14. Principal Accountant Fees and Services

(Dollar amounts in thousands)

Audit Fees. The aggregate fees billed for professional services rendered was $71 and $142 for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2012 and 2011, respectively, which services included the cost of the reviews of the condensed consolidated financial statements for the years ended December 31, 2012 and 2011, and other periodic reports for each respective year.

Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered was $6 and $0 for the years ended December 31, 2012 and 2011, respectively.

Tax Fees. For the years ended December 31, 2012 and 2011, the principal accountant billed $14 and $177, respectively, for tax compliance.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant which were $0 and $0, respectively, for the fiscal years ended December 31, 2012 and 2011.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of April 23, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc. and Guidepost Solutions LLC.** (13)

2.2	Asset Purchase Agreement, dated May 13, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc. and Witt Group Holdings, LLC.** (15)

2.3	Asset Purchase Agreement, dated June 11, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc. and GlobalOptions Services, Inc.** (16)

2.4	Stock Purchase Agreement, dated August 11, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc., The Bode Technology Group, Inc. and LSR Acquisition Corp. (now known as SolutionPoint International, Inc.)**(17)

3.1	Certificate of Incorporation of GlobalOptions Group, Inc. (4)

3.2	Certificate of Amendment to Certificate of Incorporation. (6)

3.3	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series D Convertible Preferred Stock. (8)

3.4	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A Junior Participating Preferred Stock. (19)

3.5	Bylaws. (4)

3.6	Amendment to Bylaws. (7)

3.7	Amendments to Bylaws. (22)

4.1	Rights Agreement, dated as of September 7, 2010, between GlobalOptions Group, Inc. and Continental Transfer & Trust Company. (19)

4.2	Amendment No. 1 to Rights Agreement, dated as of March 26, 2012 between GlobalOptions Group, Inc. and Continental Transfer & Trust Company. (23)

10.1	Amended and Restated 2006 Long-Term Incentive Plan. (11)

10.2	Amended and Restated 2006 Employee Stock Purchase Plan. (11)

10.3	Employment Agreement, dated as of January 29, 2004, between Harvey W. Schiller, Ph.D. and GlobalOptions, Inc. (1)

10.4	Letter Agreement among GlobalOptions Group, Inc., GlobalOptions, Inc. and Harvey W. Schiller, Ph.D., dated January 29, 2004, pursuant to which GlobalOptions Group, Inc. assumed Dr. Schiller’s original employment agreement with GlobalOptions, Inc. (1)

10.5	Amendment to Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 19, 2006. (5)

10.6	Modification of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of August 13, 2009. (12)

10.7	Modification of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of May 13, 2010. (18)

10.8	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 14, 2010. (21)

10.9	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 12, 2011. (23)

10.10	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of March 26, 2012. (23)

10.11	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of March 31, 2013.*

10.12	Employment Agreement, dated July 30, 2007, between Jeffrey O. Nyweide and GlobalOptions Group, Inc. (10)

10.13	Modification of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of August 13, 2009. (12)

10.14	Modification of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of May 13, 2010. (18)

10.15	Amendment of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of December 14, 2010. (21)

10.16	Amendment of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of March 26, 2012. (23)

10.17	Amendment of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of March 31, 2013.*

10.18	Secured Promissory Note, dated April 30, 2010, by and between Guidepost Solutions LLC and GlobalOptions Group, Inc. (14)

10.19	Security Agreement, dated April 30, 2010, by and between Guidepost Solutions LLC and GlobalOptions Group, Inc. (14)

10.20	Intercreditor Agreement, dated April 30, 2010, by and among Guidepost Solutions LLC, GlobalOptions Group, Inc., Bart M. Schwartz, Joseph Rosetti and 3-DRS International, Ltd. (14)

10.21	License Agreement, dated July 16, 2010, by and between GlobalOptions Group, Inc. and Witt Group Holdings, LLC. (18)

10.22	License Agreement, dated July 19, 2010, by and between GlobalOptions Group, Inc. and GlobalOptions Services, Inc. (18)

10.23	Rapid Data License Agreement, dated July 19, 2010, by and between GlobalOptions Group, Inc. and GlobalOptions Services, Inc. (18)

10.24	Intellectual Property Assignment, dated July 19, 2010, between GlobalOptions Group, Inc., GlobalOptions, Inc. and GlobalOptions Services, Inc. (18)

10.25	Support Agreement, dated October 27, 2010, by and between Weiss Asset Management LP and GlobalOptions Group, Inc. (20)

10.26	Support Agreement, dated March 26, 2012, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc. (23)

10.27	Registration Rights Agreement, dated March 26, 2012, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc. (23)

21.1	Subsidiaries of GlobalOptions Group, Inc.*

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

**	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on June 30, 2005, as amended.

(2)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on August 11, 2005.

(3)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on June 16, 2006.

(4)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 11, 2006.

(5)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 22, 2006.

(6)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on February 23, 2007.

(7)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 16, 2007.

(8)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on July 26, 2007.

(9)	Incorporated by reference to the exhibits included with our registration statement on Form SB-2, as amended, originally filed with the SEC on August 2, 2007.

(10)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-QSB filed with the SEC on August 14, 2007.

(11)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on July 30, 2008.

(12)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q filed with the SEC on August 14, 2009.

(13)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on April 29, 2010.

(14)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 6, 2010.

(15)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 13, 2010.

(16)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on June 11, 2010.

(17)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on August 12, 2010.

(18)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q filed with the SEC on August 16, 2010.

(19)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on September 8, 2010.

(20)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on October 28, 2010.

(21)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on January 23, 2012.

(22)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on January 23, 2012.

(23)	Incorporated by reference to the exhibits included with our current report on Form 10-K filed with the SEC on March 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALOPTIONS GROUP, INC.

Dated: April 1, 2013	By:	/s/ Harvey W. Schiller

Harvey W. Schiller Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: April 1, 2013	By:	/s/ Jeffrey O. Nyweide

Jeffrey O. Nyweide Executive Vice President-Corporate Development, Chief Financial Officer, Secretary (Principal Financial Officer and Principal and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Harvey W. Schiller	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2013
Harvey W. Schiller

/s/ Jeffrey O. Nyweide	Executive Vice President ─ Corporate Development, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)	April 1, 2013
Jeffrey O. Nyweide

/s/ Per-Olof Lööf	Director	April 1, 2013
Per-Olof Lööf

/s/ John P. Oswald	Director	April 1, 2013
John P. Oswald

/s/ John P. Bujouves	Director	April 1, 2013
John P. Bujouves

/s/ Ethan Benovitz	Director	March 31, 2013
Ethan Benovitz

/s/ Daniel Saks	Director	April 1, 2013
Daniel Saks

Exhibit Index

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of April 23, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc. and Guidepost Solutions LLC.** (13)

2.2	Asset Purchase Agreement, dated May 13, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc. and Witt Group Holdings, LLC.** (15)

2.3	Asset Purchase Agreement, dated June 11, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc. and GlobalOptions Services, Inc.** (16)

2.4	Stock Purchase Agreement, dated August 11, 2010, by and among GlobalOptions Group, Inc., GlobalOptions, Inc., The Bode Technology Group, Inc. and LSR Acquisition Corp. (now known as SolutionPoint International, Inc.)**(17)

3.1	Certificate of Incorporation of GlobalOptions Group, Inc. (4)

3.2	Certificate of Amendment to Certificate of Incorporation. (6)

3.3	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series D Convertible Preferred Stock. (8)

3.4	Certificate of Designations, Powers, Preferences and Other Rights and Qualifications of Series A Junior Participating Preferred Stock. (19)

3.5	Bylaws. (4)

3.6	Amendment to Bylaws. (7)

3.7	Amendments to Bylaws. (22)

4.1	Rights Agreement, dated as of September 7, 2010, between GlobalOptions Group, Inc. and Continental Transfer & Trust Company. (19)

4.2	Amendment No. 1 to Rights Agreement, dated as of March 26, 2012 between GlobalOptions Group, Inc. and Continental Transfer & Trust Company.(23)

10.1	Amended and Restated 2006 Long-Term Incentive Plan. (11)

10.2	Amended and Restated 2006 Employee Stock Purchase Plan. (11)

10.3	Employment Agreement, dated as of January 29, 2004, between Harvey W. Schiller, Ph.D. and GlobalOptions, Inc. (1)

10.4	Letter Agreement among GlobalOptions Group, Inc., GlobalOptions, Inc. and Harvey W. Schiller, Ph.D., dated January 29, 2004, pursuant to which GlobalOptions Group, Inc. assumed Dr. Schiller’s original employment agreement with GlobalOptions, Inc. (1)

10.5	Amendment to Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 19, 2006. (5)

10.6	Modification of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of August 13, 2009. (12)

10.7	Modification of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of May 13, 2010. (18)

10.8	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 14, 2010. (21)

10.9	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 12, 2011.(23)

10.10	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of March 26, 2012.(23)

10.11	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of March 31, 2013.*

10.12	Employment Agreement, dated July 30, 2007, between Jeffrey O. Nyweide and GlobalOptions Group, Inc. (10)

10.13	Modification of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of August 13, 2009. (12)

10.14	Modification of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of May 13, 2010. (18)

10.15	Amendment of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of December 14, 2010. (21)

10.16	Amendment of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of March 26, 2012. (23)

10.17	Amendment of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of March 31, 2013.*

10.18	Secured Promissory Note, dated April 30, 2010, by and between Guidepost Solutions LLC and GlobalOptions Group, Inc. (14)

10.19	Security Agreement, dated April 30, 2010, by and between Guidepost Solutions LLC and GlobalOptions Group, Inc. (14)

10.20	Intercreditor Agreement, dated April 30, 2010, by and among Guidepost Solutions LLC, GlobalOptions Group, Inc., Bart M. Schwartz, Joseph Rosetti and 3-DRS International, Ltd. (14)

10.21	License Agreement, dated July 16, 2010, by and between GlobalOptions Group, Inc. and Witt Group Holdings, LLC. (18)

10.22	License Agreement, dated July 19, 2010, by and between GlobalOptions Group, Inc. and GlobalOptions Services, Inc. (18)

10.23	Rapid Data License Agreement, dated July 19, 2010, by and between GlobalOptions Group, Inc. and GlobalOptions Services, Inc. (18)

10.24	Intellectual Property Assignment, dated July 19, 2010, between GlobalOptions Group, Inc., GlobalOptions, Inc. and GlobalOptions Services, Inc. (18)

10.25	Support Agreement, dated October 27, 2010, by and between Weiss Asset Management LP and GlobalOptions Group, Inc. (20)

10.26	Support Agreement, dated March 26, 2012, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc. (23)

10.27	Registration Rights Agreement, dated March 26, 2012, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc. (23)

21.1	Subsidiaries of GlobalOptions Group, Inc.*

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

**	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

(1)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on June 30, 2005, as amended.

(2)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on August 11, 2005.

(3)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on June 16, 2006.

(4)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 11, 2006.

(5)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on December 22, 2006.

(6)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on February 23, 2007.

(7)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 16, 2007.

(8)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on July 26, 2007.

(9)	Incorporated by reference to the exhibits included with our registration statement on Form SB-2, as amended, originally filed with the SEC on August 2, 2007.

(10)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-QSB filed with the SEC on August 14, 2007.

(11)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on July 30, 2008.

(12)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q filed with the SEC on August 14, 2009.

(13)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on April 29, 2010.

(14)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 6, 2010.

(15)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on May 13, 2010.

(16)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on June 11, 2010.

(17)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on August 12, 2010.

(18)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q filed with the SEC on August 16, 2010.

(19)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on September 8, 2010.

(20)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on October 28, 2010.

(21)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on January 23, 2012.

(22)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the SEC on January 23, 2012.

(23)	Incorporated by reference to the exhibits included with our current report on Form 10-K filed with the SEC on March 30, 2012.

