Form 10-Q
period 2013-03-31
GlobalOptions Group, Inc.
filed 2013-05-14
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 14, 2013, there were 6,197,760 shares of the issuer’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Form 10-Q

March 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2013	2012
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,039	$3,155
Short term investment	14,989	14,984
Prepaid expenses and other current assets	68	51

Total assets	$17,096	$18,190

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued compensation and related benefits	$59	$65
Other current liabilities	353	365
Current liabilities of discontinued operations	280	798

Total liabilities	692	1,228

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,880,000 shares authorized, no shares issued or outstanding	-	-
Series D convertible preferred stock, non-voting, $0.001 par value, 100,000 shares authorized, no shares issued or outstanding	-	-
Series A junior participating preferred stock, $0.001 par value, 20,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 6,552,352 shares issued and 6,197,760 shares outstanding	7	7
Additional paid-in capital	92,825	92,825
Accumulated deficit	(75,715)	(75,157)
Treasury stock, at cost, 354,592 shares	(713)	(713)
Total stockholders' equity	16,404	16,962
Total liabilities and stockholders' equity	$17,096	$18,190

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Operating expenses:

General and administrative	$563	$832

Total operating expenses	563	832

Loss from operations	(563)	(832)

Other income:

Interest income	5	-

Loss from continuing operations	(558)	(832)

Discontinued Operations:

Gain on disposal	-	9,675
Income from discontinued operations	-	9,675

Net loss (income)	$(558)	$8,843

Basic and diluted net (loss) income per share:
Continuing operations	$(0.09)	$(0.13)
Discontinued operations	-	1.56

Net loss (income) per share	$(0.09)	$1.43

Weighted average number of common shares outstanding - basic and diluted	6,197,760	6,193,484

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Equity

For the Three Months Ended March 31, 2013

(dollars in thousands)

(Unaudited)

					Additional
	Common Stock		Treasury Shares		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2013	6,552,352	$7	354,592	$(713)	$92,825	$(75,157)	16,962

Net loss	-	-	-	-	-	(558)	(558)

Balance, March 31, 2013	6,552,352	$7	354,592	$(713)	$92,825	$(75,715)	$16,404

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss (income)	$(558)	$8,843
Adjustments to reconcile net loss (income) to net cash used in operating activities:
Stock-based compensation	-	24
Accretion of discount on note receivable	(5)	-
Gain on sale of business units	-	(9,675)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(17)	54
Accounts payable	-	(68)
Accrued compensation and related benefits	(6)	(257)
Other current liabilities	(530)	(421)
Total adjustments	(558)	(10,343)
Net cash used in operating activities	(1,116)	(1,500)

Cash flows from investing activities:
Proceeds from sale of business units	-	12,426
Net cash provided by investing activities	-	12,426

Cash flows from financing activities:
Recovery of stockholder short swing profit	-	15
Proceeds from issuance of stock in connection with stock options exercised	-	8
Repurchase of common stock	-	(5)
Net cash provided by financing activities	-	18

Net (decrease) increase in cash and cash equivalents	(1,116)	10,944
Cash and cash equivalents - beginning of period	3,155	9,227
Cash and cash equivalents - end of period	$2,039	$20,171

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-

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

On March 16, 2012 the Company’s board of directors (the “Board”) determined that it was in the best interests of the Company’s stockholders to change the primary focus of its efforts from that of preparing and analyzing a plan to wind down the Company and distribute cash to stockholders, to one of affirmatively pursuing an acquisition strategy for a period of six months, and if unable to effectively identify and conclude a transaction, then reevaluate the acquisition strategy to determine whether the Company should continue to pursue such acquisition or distribution strategy. The Board has further reevaluated its strategy and concluded that it would continue to pursue transactions through the near term, which it believes may result in enhanced shareholder value. The Company is currently evaluating a variety of possible business combinations. Other than a non-binding term sheet the Company executed on April 24, 2013, the Company currently does not have any arrangement, agreement or understanding with respect to any such transaction and there can be no assurance that it will be successful in finally evaluating or in concluding one. The non-binding term sheet executed on April 24, 2013 includes a binding obligation which provides that for a period of 90 days following the execution of such term sheet, neither the Company nor its officers, directors, members, managers, employees, agents, representatives, subsidiaries, affiliates or other third parties, shall initiate, solicit, entertain, negotiate, accept or discuss, directly or indirectly, any proposal or offer from any person or group of persons other than such third party to acquire all or any significant part of its business and properties, capital stock or capital stock equivalents, or otherwise engage in a transaction pursuant to which the holders of a majority of its voting stock immediately prior to such transaction does not hold a majority of its voting stock immediately following such transaction.

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

As a result of the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are shown as discontinued operations in the Company’s condensed consolidated financial statements. During the three months ended March 31, 2013, continuing operations consisted solely of executive and general corporate operations.  These executive and general corporate operations included services provided by the Company principally in support of costs incurred in connection with the Company’s pursuit of its business strategy and the Company’s reporting obligations under the Securities Exchange act of 1934.

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

3.  Summary of Significant Accounting Policies

Short Term Investment

The Company’s short-term investments consist typically of investments in U.S. Treasury Bills with original maturities greater than three months and less than one year. These investments are classified as available-for-sale and are carried at fair value. On March 31, 2013 and December 31, 2012, the Company’s short-term investment consisted of a U.S. Treasury Bill, purchased at a cost of $14,984, and which matures on October 17, 2013. Accretion of discounts on the U.S. Treasury Bill, which was $5 for the three months ended March 31, 2013, is included in interest income.

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

	Condensed Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Quoted prices for similar assets or liabilities in active markets (Level 2)	Significant unobservable inputs (Level 3)
Short Term Investment
(U.S. treasury bill) at:
March 31, 2013	$14,989	$14,989	$-	$-
December 31, 2012	$14,984	$14,984	$-	$-

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

3.  Summary of Significant Accounting Policies, continued

Operating Expenses

General and administrative expenses consist primarily of salaries, bonuses and stock-based compensation, as well as corporate support expenses such as legal and professional fees, investor relations, human resources, facilities, telecommunication support services and information technology.

Discontinued Operations

Included in “Income from discontinued operations” for the three months ended March 31, 2012 in the accompanying condensed consolidated statements of operations, is the gain on the disposal of Preparedness Services less related expenses (See Note 4 – Discontinued Operations). Liabilities of the discontinued operations have been reclassified and are reflected in the accompanying condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012 as “Current liabilities of discontinued operations”.

Net Loss (Income) per Common Share

Basic net loss (income) per common share is computed based on the weighted average number of shares of common stock outstanding, as adjusted, during the periods presented. Potentially dilutive securities, which consisted of stock options for the purchase of 200,000 and 260,000 shares of the Company’s common stock at March 31, 2013 and 2012, respectively, have been excluded from the computation of diluted net loss (income) per share, because the effect of their inclusion in loss per share for continuing operations would have been anti-dilutive for those periods.

4.  Discontinued Operations

Additional gain on the sale of Preparedness Services

On February 29, 2012, the Company received $10,000 from Witt Group Holdings, LLC (“Witt Holdings”), representing the earnout payment due in connection with the sale of Preparedness Services. During the year ended December 31, 2010, the Company recognized $301 of this earnout as contingent consideration not yet realized. During the three months ended March 31, 2012, the Company incurred legal expenses of $24, for its defense in connection with asserted litigation related to the former operations of its Preparedness Services business unit. This litigation was settled on June 13, 2012 for $23. No additional gains or losses were realized related to the sale of Preparedness Services during the three months ended March 31, 2013.

Accordingly, during the three months ended March 31, 2013 and 2012, the Company recognized a gain of $0 and $9,675, respectively, related to the sale of Preparedness Services. The gain recognized during the three months ended March 31, 2012 consisted of the $10,000 received from Witt Holdings, less $301 recognized during the year ended December 31, 2010, and less $24 in legal expenses. The additional gain on the sale of Preparedness Services was reflected in the accompanying condensed consolidated statement of operations within discontinued operations as Gain on Disposal.

Funds held in escrow related to the sale of Bode

On January 20, 2012, the Company received $2,450 from the purchasers of Bode, representing the full release of funds which had been held in escrow related to the sale of Bode.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

4.  Discontinued Operations, continued

Results of Discontinued Operations

Income from discontinued operations is as follows, reflecting the gain, net of expenses, on the sale of Preparedness Services.

	For the three months ended March 31,
	2013	2012
Gain on disposal	$-	$9,675
Income	$-	$9,675

There were no assets included in discontinued operations as of March 31, 2013 and December 31, 2012. Liabilities included in discontinued operations as of March 31, 2013 and December 31, 2012 are as follows:

	As of
	March 31, 2013	December 31, 2012
Liabilities
Accrued expenses and other current liabilities	$280	$798
Total liabilities of discontinued operations	$280	$798

Accrued expenses and other current liabilities of discontinued operations at March 31, 2013 and December 31, 2012 includes $237 and $770, respectively, for amounts that were collected by the Company on behalf of the buyers of the respective sold business units through its lockbox prior to each of the respective period ends. These amounts were remitted to buyers promptly after each period end.

5.  Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	As of
	March 31, 2013	December 31, 2012
Accrued payroll	$50	$64
Accrued employee benefits	9	1
Total	$59	$65

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

6.  Commitments and Contingencies

Employment Agreements

Harvey W. Schiller, Ph.D.

On March 31, 2013, the Company entered into an amendment (the “2013 Schiller Amendment”) to Dr. Schiller’s employment agreement. Pursuant to the 2013 Schiller Amendment, the expiration date of Dr. Schiller’s employment with the Company was extended to June 30, 2013, with automatic month to month extensions thereafter until terminated by either the Company or Dr. Schiller with 30 days prior written notice. The 2013 Schiller Amendment further provided that Dr. Schiller’s base salary shall remain at $180 per annum, and that effective March 31, 2013, he shall no longer receive housing benefits which were previously provided pursuant to Dr. Schiller’s amended and restated employment agreement. As an inducement to Dr. Schiller to enter into the 2013 Schiller Amendment, upon the closing of an acquisition or merger, Dr. Schiller shall be paid a fee equal to $300,000, with the fee paid in shares of common stock equal to $300,000 based upon the deal price at the closing of such acquisition or merger (“2013 Schiller Success Fee”). Such shares shall be paid as compensation under the Amended and Restated 2006 Long-term Incentive Plan. Notwithstanding the foregoing, in the event that Dr. Schiller’s employment is terminated without cause or good reason or as a result of his death or disability prior to the end of this extension, Dr. Schiller shall receive the base salary and benefits through the end of the term; provided further that in the event that Dr. Schiller’s employment is terminated without cause or for good reason or as a result of Dr. Schiller’s death or disability and an acquisition or merger is consummated within nine months of the date of termination, then Dr. Schiller shall be entitled to the 2013 Schiller Success Fee.

Jeffrey O. Nyweide

On March 31, 2013, the Company entered into an amendment (the “2013 Nyweide Amendment”) to Mr. Nyweide’s employment agreement. Pursuant to the 2013 Nyweide Amendment, the expiration date of Mr. Nyweide’s employment with the Company was extended to June 30, 2013, with automatic month to month extensions thereafter until terminated by either the Company or Mr. Nyweide with 30 days prior written notice. The 2013 Nyweide Amendment further provided that effective April 1, 2013, Mr. Nyweide’s base salary shall be decreased to $180 annum, payable in advance on the first day of each month and as of such date he shall no longer receive housing benefits, which were previously provided pursuant to Mr. Nyweide’s amended and restated employment agreement.  As an inducement to Mr. Nyweide to enter into the 2013 Nyweide Amendment, upon the closing of an acquisition or merger, Mr. Nyweide shall be paid a fee equal to $250,000, with the fee paid in shares of common stock equal to $250,000 based upon the deal price at the closing of such acquisition or merger (“2013 Nyweide Success Fee”).  Such shares shall be paid as compensation under the Amended and Restated 2006 Long-term Incentive Plan, and Mr. Nyweide may elect to accept such shares on a tax free basis wherein the Company would withhold that number of shares necessary to satisfy Mr. Nyweide’s income tax withholding requirements in connection with this 2013 Nyweide Success Fee. Notwithstanding the foregoing, in the event that Mr. Nyweide’s employment is terminated without cause or good reason or as a result of his death or disability prior to the end of this extension, Mr. Nyweide shall receive the base salary and benefits through the end of the term; provided further that in the event that Mr. Nyweide’s employment is terminated without cause or for good reason or as a result of Mr. Nyweide’s death or disability and an acquisition or merger is consummated within nine months of the date of termination, then Mr. Nyweide shall be entitled to the 2013 Nyweide Success Fee.

Operating Lease

Effective October 31, 2011, the Company entered into a lease agreement for office space in New York, New York, at a rent of $12 per month. The lease agreement was modified effective January 1, 2013, reducing the rent amount from $12 to $5 per month. Under this agreement, which expires on June 30, 2015, the Company may terminate the agreement at any time, with 90 days advance notice. Future non-cancellable obligations under this agreement are $15.

Rent expense charged to continuing operations was $15 and $36 for the three months ended March 31, 2013 and 2012, respectively.

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

As of March 31, 2013, a total of 1,407,342 shares of common stock remained eligible to be issued under the Incentive Plan.

Stock Based Compensation

Equity instruments issued to employees are recorded at their fair value on the date of grant and are amortized over the vesting period of the award. Stock based compensation for employees was approximately $0 and $24 for the three months ended March 31, 2013 and 2012, and was reflected in general and administrative expenses.

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

At March 31, 2013, the fair value of stock options granted by the Company has been fully amortized.

A summary of the status of the Company’s stock option plans and the changes during the three months ended March 31, 2013, is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life	Intrinsic Value
Options outstanding at January 1, 2013	200,000	$3.05	4.2 years	$-
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Options outstanding at March 31, 2013	200,000	$3.05	4.0 years	$-
Exercisable, March 31, 2013	200,000	$3.05	4.0 years	$-

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

Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

On March 16, 2012, the Board determined that it was in the best interests of our stockholders to change the primary focus of our efforts from that of preparing and analyzing a plan to wind down the Company and distribute cash to stockholders to one of affirmatively pursuing an acquisition strategy for a period of six months, and if unable to effectively identify and conclude a transaction, then reevaluate the acquisition strategy to determine whether we should continue to pursue such acquisition or distribution strategy. Our Board has further reevaluated its strategy and concluded that it would continue to pursue transactions through the near term, which it believes may result in enhanced shareholder value. We are currently evaluating a variety of possible business combinations. Other than a non-binding term sheet we executed on April 24, 2013, we currently do not have any arrangement, agreement or understanding with respect to any such transaction and there can be no assurance that we will be successful in finally evaluating or in concluding one. The non-binding term sheet executed on April 24, 2013 includes a binding obligation which provides that for a period of 90 days following the execution of such term sheet, neither us nor our officers, directors, members, managers, employees, agents, representatives, subsidiaries, affiliates or other third parties, shall initiate, solicit, entertain, negotiate, accept or discuss, directly or indirectly, any proposal or offer from any person or group of persons other than such third party to acquire all or any significant part of our business and properties, capital stock or capital stock equivalents, or otherwise engage in a transaction pursuant to which the holders of a majority of our voting stock immediately prior to such transaction do not hold a majority of our voting stock immediately following such transaction.

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

Corporate Developments

Employment Agreements

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

Execution of Non-Binding Term Sheet

On April 24, 2013, we entered into a non-binding term sheet with a third party with respect to a potential transaction between us and such third party (the “Term Sheet”). The Term Sheet includes a binding obligation for us which provides that for a period of 90 days following the execution of the Term Sheet, neither us nor our officers, directors, members, managers, employees, agents, representatives, subsidiaries, affiliates or other third parties, shall initiate, solicit, entertain, negotiate, accept or discuss, directly or indirectly, any proposal or offer from any person or group of persons other than such third party to acquire all or any significant part of the business and properties, capital stock or capital stock equivalents of our Company, or otherwise engage in a transaction pursuant to which the holders of a majority of the our voting stock immediately prior to such transaction do not hold a majority of our voting stock immediately following such transaction.

Results of Operations

Continuing Operations

During the three months ended March 31, 2013, continuing operations consisted of executive and general corporate operations. These executive and general corporate operations principally include services in support of the pursuit of the Company’s reporting obligations to the Securities and Exchange Commission, as well as the Company’s strategy.

Operating Expenses

Our general and administrative expenses consist primarily of salaries and stock-based compensation, legal and professional fees, as well as corporate support expenses such as for facilities, telecommunication and information technology.

Discontinued Operations

As a result of our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are presented in our financial statements as discontinued operations for the three months ended March 31, 2013 and all prior periods. As of March 31, 2013, continuing operations consist solely of our executive and general corporate operations.

GlobalOptions Group Three months ended March 31, 2013 Compared to the Three months ended March 31, 2012

Operating Expenses

General and administrative expenses were $563 for the three months ended March 31, 2013, as compared to $832 for the three months ended March 31, 2012. The decrease of $269 was principally attributable to a decrease in legal fees of approximately $154 primarily related to activities in early 2012 to prepare for the filing of our resale registration statement, as well as reductions in due diligence related costs.

Results of Discontinued Operations

Income from discontinued operations was $0 and $9,675 for the three months ended March 31, 2013 and 2012, respectively. Income from discontinued operations for the three months ended March 31, 2012 consisted primarily of the recognition of the earnout payment received by us on February 29, 2012, in connection with the sale of Preparedness Services.

Net (loss) income

Net (loss) income for the three months ended March 31, 2013 and 2012 was $(558) and $8,843, respectively. Net loss for the three months ended March 31, 2013 was comprised of a loss from continuing operations. Net income for the three months ended March 31, 2012 was comprised of a loss from continuing operations of $832, offset by income from discontinued operations of $9,675. The increase in net loss is principally the result of a decrease in the gain recognized and reported on the sale of Preparedness Services, and reported within discontinued operations, partially offset by decreases in general and administrative expenses, as described above.

Liquidity and Capital Resources

For the three months ended March 31, 2013

Our cash and cash equivalents, and short term investments were $17,028 at March 31, 2013. Short term investment objectives are to minimize risk, maintain liquidity and maximize yield. To attain these objectives, investment limits are placed on the amount, type and issuer.

Cash used in operating activities was approximately $1,116 and $1,500 for the three months ended March 31, 2013 and 2012, respectively.  Cash used in operating activities for the three months ended March 31, 2013 resulted primarily from our loss from continuing operations of $558, and our use in operating activities related to changes in operating assets and liabilities of $558.

Cash provided by investing activities was $0 and $12,426 for the three months ended March 31, 2013 and 2012, respectively.

Cash provided by financing activities was $0 and $18 for the three months ended March 31, 2013 and 2012, respectively.

As of May 14, 2013, we had a balance of cash and cash equivalents, and short term investments of approximately $16,470. We expect that after retaining a portion of our cash for future operating expenses and working capital, we intend to utilize this cash for due diligence, advisory, transaction and acquisition costs in connection with our plans to consummate a business combination. We also anticipate that we will need to keep a certain amount of funds in reserve to fund the operations of the acquired business.

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

Critical Accounting Policies

Our significant accounting policies, including the assumptions and judgments underlying them, are more fully described in our “Notes to Consolidated Financial Statements” included in the Annual Report on Form 10-K for the year ended December 31, 2012. Some of our accounting policies require the application of significant judgment by management in the preparation of the consolidated financial statements and, as a result, they are subject to a greater degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in calculating estimates that affect the reported amounts of assets, liabilities, revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. We have identified certain accounting policies as the ones that are most important to the portrayal of our consolidated financial condition and results of operations and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies include the following:

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, management, consisting principally of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls, during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

GLOBALOPTIONS GROUP, INC.

Dated: May 14, 2013	By:	/s/ Harvey W. Schiller
Harvey W. Schiller Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 14, 2013	By:	/s/ Jeffrey O. Nyweide
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

