Form 10-Q
period 2013-06-30
GlobalOptions Group, Inc.
filed 2013-07-23
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

(212) 445-6262
__________________________________________
(Registrant’s telephone number, including area code)

__________________________________________
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

As of July 23, 2013, there were 7,523,536 shares of the issuer’s common stock outstanding.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Form 10-Q

June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

ASSETS	June 30,	December 31,
	2013	2012
	(unaudited)
Current assets:
Cash and cash equivalents	$1,109	$3,155
Short term investment	14,988	14,984
Prepaid expenses and other current assets	95	51

Total assets	$16,192	$18,190

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued compensation and related benefits	$27	$65
Other current liabilities	342	365
Current liabilities of discontinued operations	13	798

Total liabilities	382	1,228

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 14,880,000 shares authorized, no shares issued or outstanding	-	-
Series D convertible preferred stock, non-voting, $0.001 par value, 100,000 shares authorized,
no shares issued or outstanding	-	-
Series A junior participating preferred stock, $0.001 par value, 20,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
6,552,352 shares issued and 6,197,760 shares outstanding	7	7
Additional paid-in capital	92,825	92,825
Accumulated deficit	(76,309)	(75,157)
Treasury stock, at cost, 354,592 shares	(713)	(713)
Total stockholders' equity	15,810	16,962
Total liabilities and stockholders' equity	$16,192	$18,190

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Operating expenses:

General and administrative	$601	$840	$1,164	$1,672

Total operating expenses	601	840	1,164	1,672

Loss from operations	(601)	(840)	(1,164)	(1,672)

Other income:

Interest income	4	7	9	7
Gain on sale of investment	3	-	3	-

Loss from continuing operations	(594)	(833)	(1,152)	(1,665)

Discontinued Operations:
				-
Gain on disposal	-	289	-	9,964
Income from discontinued operations	-	289	-	9,964

Net (loss) income	$(594)	$(544)	$(1,152)	$8,299

Basic and diluted net (loss) income per share:
Continuing operations	$(0.10)	$(0.13)	$(0.19)	$(0.27)
Discontinued operations	-	0.05	-	1.61

Net (loss) income per share	$(0.10)	$(0.08)	$(0.19)	$1.34

Weighted average number of common shares
outstanding - basic and diluted	6,197,760	6,197,760	6,197,760	6,195,622

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Equity

For the Six Months Ended June 30, 2013

(dollars in thousands)

(Unaudited)

					Additional
	Common Stock		Treasury Shares		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2013	6,552,352	$7	354,592	$(713)	$92,825	$(75,157)	$16,962

Net loss	-	-	-	-	-	(1,152)	(1,152)

Balance, June 30, 2013	6,552,352	$7	354,592	$(713)	$92,825	$(76,309)	$15,810

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(1,152)	$8,299
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	-	189
Accretion of discount on U.S. treasury bill	(9)	-
Gain on sale of investment	(3)	-
Gain on sale of business units	-	(9,964)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(44)	120
Accounts payable	-	(105)
Accrued compensation and related benefits	(38)	(213)
Other current liabilities	(808)	(255)
Total adjustments	(902)	(10,228)
Net cash used in operating activities	(2,054)	(1,929)

Cash flows from investing activities:
Proceeds from sale of short term investment	14,993	-
Purchase of short term investment	(14,985)	-
Legal fees paid in connection with the sale of business units	-	(85)
Proceeds from sale of business units	-	12,450
Net cash provided by investing activities	8	12,365

Cash flows from financing activities:
Recovery of stockholder short swing profit	-	15
Proceeds from issuance of stock in connection with stock options exercised	-	8
Repurchase of common stock	-	(5)
Net cash provided by financing activities	-	18

Net (decrease) increase in cash and cash equivalents	(2,046)	10,454
Cash and cash equivalents - beginning of period	3,155	9,227
Cash and cash equivalents - end of period	$1,109	$19,681

See notes to these condensed consolidated financial statements.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

1.  Nature of Operations

GlobalOptions Group, Inc. and its subsidiary (collectively the “Company” or “GlobalOptions Group”) was a holding company operating to provide risk mitigation and management services. Following the sales of its business units, as described below, the Company has determined that it became a “shell company” as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (“Securities Exchange Act”).

On July 11, 2013, GlobalOptions Group entered into an Agreement and Plan of Merger with GO Merger Sub LLC (“Merger Sub”), its wholly-owned subsidiary, Walker Digital, LLC (“Walker Digital”) and Walker Digital Holdings, LLC, a wholly-owned subsidiary of Walker Digital (“Walker Digital Sub”) pursuant to which Merger Sub will merge with and into Walker Digital Sub (the “Merger”), with Walker Digital Sub surviving the Merger and becoming a wholly-owned subsidiary of GlobalOptions Group (the “Merger Agreement”). The Merger closing is subject to closing conditions. Walker Digital Sub’s principal business is acquiring, managing and monetizing its portfolio of intellectual property, with its corporate offices located in Stamford, CT (See Note 8 – Subsequent Events).

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

As a result of the sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are shown as discontinued operations in the Company’s condensed consolidated financial statements. During the three and six months ended June 30, 2013, continuing operations consisted solely of executive and general corporate operations.  These executive and general corporate operations consisted principally of costs incurred in connection with the Company’s pursuit of its business strategy and the Company’s reporting obligations under the Securities Exchange Act.

2. Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company has evaluated subsequent events through the issuance of this Form 10-Q. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013.

3.  Summary of Significant Accounting Policies

Short Term Investment

The Company’s short-term investments consist typically of investments in U.S. Treasury Bills with original maturities greater than three months and less than one year. These investments are classified as available-for-sale and are carried at fair value. On June 30, 2013, the Company’s short-term investment consisted of a U.S. Treasury Bill purchased on April 18, 2013 at a cost of $14,985, which matures on April 3, 2014. On December 31, 2012, the Company’s short-term investment consisted of a U.S. Treasury Bill purchased at a cost of $14,984. Accretion of discounts on the U.S. Treasury Bills, which was $4 and $9 for the three and six months ended June 30, 2013, respectively, is included in interest income.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

	Condensed Consolidated Balance Sheet	Quoted prices in active markets for identical assets or liabilities (Level 1)	Quoted prices for similar assets or liabilities in active markets (Level 2)	Significant unobservable inputs (Level 3)
Short Term Investment
(U.S. treasury bill) at:
June 30, 2013	$14,988	$14,988	$-	$-
December 31, 2012	$14,984	$14,984	$-	$-

Operating Expenses

General and administrative expenses consist primarily of salaries, bonuses and stock-based compensation, as well as corporate support expenses such as legal and professional fees, investor relations, human resources, facilities, telecommunication support services and information technology.

Discontinued Operations

Included in “Income from discontinued operations” for the six months ended June 30, 2012 in the accompanying condensed consolidated statements of operations, is the gain on the disposal of Preparedness Services less related expenses (See Note 4 – Discontinued Operations). Liabilities of the discontinued operations have been reclassified and are reflected in the accompanying condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012 as “Current liabilities of discontinued operations.”

Net (Loss) Income per Common Share

Basic net (loss) income per common share is computed based on the weighted average number of shares of its Common Stock, par value $0.001 per share (“Common Stock”) outstanding, as adjusted, during the periods presented. Potentially dilutive securities, which consisted of stock options for the purchase of 200,000 and 260,000 shares of the Company’s Common Stock at June 30, 2013 and 2012, respectively, have been excluded from the computation of diluted net (loss) income per share, because the effect of their inclusion in loss per share for continuing operations would have been anti-dilutive for those periods.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

4. Discontinued Operations

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

Additional Gain on Sale of Preparedness Services

On February 29, 2012, the Company received $10,000 from Witt Group Holdings, LLC (“Witt Holdings”), representing the earnout payment due in connection with the sale of Preparedness Services. During the year ended December 31, 2010, the Company recognized $301 of this earnout as contingent consideration not yet realized. During the three and six months ended June 30, 2012, the Company incurred legal expenses of $61 and $85, respectively, for its defense in connection with asserted litigation related to the former operations of its Preparedness Services business unit. This litigation was settled on June 13, 2012 for $23. No additional gains or losses were realized related to the sale of Preparedness Services during the three and six months ended June 30, 2013.

Accordingly, during the three and six months ended June 30, 2012, the Company recognized a (loss) gain of $(61) and $9,614, respectively, related to the sale of Preparedness Services. The loss recognized during the three months ended June 30, 2012 consisted solely of legal expenses incurred. The gain recognized during the six months ended June 30, 2012 consisted of the $10,000 received from Witt Holdings, less $301 recognized during the year ended December 31, 2010, and less $85 in legal expenses. The additional (loss) gain on the sale of Preparedness Services was reflected in the accompanying condensed consolidated statement of operations within discontinued operations as Gain on Disposal.

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

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

4. Discontinued Operations, continued

Results of Discontinued Operations

Income from discontinued operations is as follows, reflecting the gain, net of expenses, on the sales of SafirRosetti, Preparedness Services and Fraud and SIU Services.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Gain on disposal	$-	$289	$-	$9,964
Income	$-	$289	$-	$9,964

There were no assets included in discontinued operations as of June 30, 2013 and December 31, 2012. Liabilities included in discontinued operations as of June 30, 2013 and December 31, 2012 are as follows:

	As of
	June 30, 2013	December 31, 2012
Liabilities
Accrued expenses and other current liabilities	$13	$798
Total liabilities of discontinued operations	$13	$798

Accrued expenses and other current liabilities of discontinued operations at December 31, 2012 included $770 for amounts that were collected by the Company on behalf of the buyers of the respective sold business units through its lockbox prior to year end. These amounts were remitted to buyers promptly after the year end.

5. Accrued Compensation and Related Benefits

A summary of accrued compensation and related benefits is comprised of the following:

	As of
	June 30, 2013	December 31, 2012
Accrued payroll	$10	$64
Accrued employee benefits	17	1
Total	$27	$65

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

6. Commitments and Contingencies

Employment Agreements

Harvey W. Schiller, Ph.D.

On March 31, 2013, the Company entered into an amendment (the “2013 Schiller Amendment”) to Dr. Schiller’s employment agreement. Pursuant to the 2013 Schiller Amendment, the expiration date of Dr. Schiller’s employment with the Company was extended to June 30, 2013, with automatic month to month extensions thereafter until terminated by either the Company or Dr. Schiller with 30 days prior written notice. The 2013 Schiller Amendment further provided that Dr. Schiller’s base salary shall remain at $180 per annum, and that effective March 31, 2013, he shall no longer receive housing benefits which were previously provided pursuant to Dr. Schiller’s amended and restated employment agreement. As an inducement to Dr. Schiller to enter into the 2013 Schiller Amendment, upon the closing of an acquisition or merger, Dr. Schiller shall be paid a fee equal to $300, with the fee paid in shares of Common Stock equal to $300 based upon the deal price at the closing of such acquisition or merger (“2013 Schiller Success Fee”). Such shares shall be paid as compensation under the Amended and Restated 2006 Long-Term Incentive Plan. Notwithstanding the foregoing, in the event that Dr. Schiller’s employment is terminated without cause or good reason or as a result of his death or disability prior to the end of this extension, Dr. Schiller shall receive the base salary and benefits through the end of the term; provided further that in the event that Dr. Schiller’s employment is terminated without cause or for good reason or as a result of Dr. Schiller’s death or disability and an acquisition or merger is consummated within nine months of the date of termination, then Dr. Schiller shall be entitled to the 2013 Schiller Success Fee. Dr. Schiller’s employment agreement was further amended on July 11, 2013 (See Note 8 – Subsequent Events).

Jeffrey O. Nyweide

On March 31, 2013, the Company entered into an amendment (the “2013 Nyweide Amendment”) to Mr. Nyweide’s employment agreement. Pursuant to the 2013 Nyweide Amendment, the expiration date of Mr. Nyweide’s employment with the Company was extended to June 30, 2013, with automatic month to month extensions thereafter until terminated by either the Company or Mr. Nyweide with 30 days prior written notice. The 2013 Nyweide Amendment further provided that effective April 1, 2013, Mr. Nyweide’s base salary shall be decreased to $180 annum, payable in advance on the first day of each month and as of such date he shall no longer receive housing benefits, which were previously provided pursuant to Mr. Nyweide’s amended and restated employment agreement.  As an inducement to Mr. Nyweide to enter into the 2013 Nyweide Amendment, upon the closing of an acquisition or merger, Mr. Nyweide shall be paid a fee equal to $250, with the fee paid in shares of Common Stock equal to $250 based upon the deal price at the closing of such acquisition or merger (“2013 Nyweide Success Fee”).  Such shares shall be paid as compensation under the Amended and Restated 2006 Long-Term Incentive Plan, and Mr. Nyweide may elect to accept such shares on a tax free basis wherein the Company would withhold that number of shares necessary to satisfy Mr. Nyweide’s income tax withholding requirements in connection with this 2013 Nyweide Success Fee. Notwithstanding the foregoing, in the event that Mr. Nyweide’s employment is terminated without cause or good reason or as a result of his death or disability prior to the end of this extension, Mr. Nyweide shall receive the base salary and benefits through the end of the term; provided further that in the event that Mr. Nyweide’s employment is terminated without cause or for good reason or as a result of Mr. Nyweide’s death or disability and an acquisition or merger is consummated within nine months of the date of termination, then Mr. Nyweide shall be entitled to the 2013 Nyweide Success Fee. Mr. Nyweide’s employment agreement was further amended on July 11, 2013 (See Note 8 – Subsequent Events).

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

6. Commitments and Contingencies, continued

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

Rent expense charged to continuing operations was $15 and $20 for the three months ended June 30, 2013 and 2012 and $30 and $56 for the six months ended June 30, 2013 and 2012, respectively.

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

As of June 30, 2013, a total of 1,407,342 shares of Common Stock remained eligible to be issued under the Incentive Plan.

Stock Based Compensation

Equity instruments issued to employees are recorded at their fair value on the date of grant and are amortized over the vesting period of the award. Stock based compensation for employees was approximately $0 and $165 for the three months ended June 30, 2013 and 2012 and $0 and $189 for the six months ended June 30, 2013 and 2012, respectively, and was reflected in general and administrative expenses.

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

At June 30, 2013, the fair value of stock options granted by the Company has been fully amortized. A summary of the status of the Company’s stock option plans and the changes during the six months ended June 30, 2013, is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life	Intrinsic Value
Options outstanding at January 1, 2013	200,000	$3.05	4.2 years	$-
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Options outstanding at June 30, 2013	200,000	$3.05	3.7 years	$-
Exercisable, June 30, 2013	200,000	$3.05	3.7 years	$-

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

8. Subsequent Events

Merger Agreement

On July 8, 2013, Global Options Group formed Merger Sub as a limited liability company in the state of Delaware. On July 11, 2013, GlobalOptions Group entered into the Merger Agreement with Merger Sub, Walker Digital and Walker Digital Sub pursuant to which Merger Sub will merge with and into Walker Digital Sub, with Walker Digital Sub surviving the Merger and becoming a wholly-owned subsidiary of GlobalOptions Group.

At the closing of the Merger, in exchange for all of the membership interests in Walker Digital Sub, GlobalOptions Group will issue to Walker Digital 22,666,667 shares of its capital stock, which will be comprised of shares of the Common Stock and shares of a to be created Series B Preferred Stock, par value $0.001 per share (“Series B Preferred Stock” and together with the Common Stock, the “Merger Consideration”), resulting in Walker Digital receiving approximately 70.79% of the economic interest (calculated (i) on a fully diluted basis, (ii) prior to the issuance of the Contingent Shares (as defined below), (iii) assuming the issuance of 1,445,000 shares of Common Stock to a vendor of Walker Digital, and (iv) prior to seeking stockholder approval to increase GlobalOptions Group’s option pool by 2,000,000 shares of Common Stock) and at least 80% of the voting interest in the Company following the closing of the Merger. The exact proportion of Common Stock and Series B Preferred Stock shall be determined at the closing of the Merger.

Immediately prior to the closing of the Merger, GlobalOptions Group will file with the Secretary of State of the State of Delaware a Certificate of Designations of the Series B Preferred Stock setting forth the powers, preferences and rights of the Series B Preferred Stock. The Series B Preferred Stock will be convertible on a one-for-one basis into shares of Common Stock, will receive the equivalent amount of liquidation proceeds as the holders of Common Stock, on an as converted basis, will be entitled to cast an aggregate of 80% of the vote on all matters presented to the holders of Common Stock.

On July 11, 2013, Walker Digital entered into a lock-up agreement with GlobalOptions Group, whereby Walker Digital agreed that for a period of 12 months following the closing of the Merger, it will not sell or transfer any of such shares of Common Stock or Series B Preferred Stock received in the Merger to any person, other than to affiliates and to current and former officers or members of Walker Digital and its affiliates (and on the condition such transferees enter into a similar lock-up agreement), upon a pledge of such securities (and on condition such pledgee will enter into a similar lock-up agreement) or in the Secondary Sale described below. The lock-up agreement will become effective upon the closing of the Merger.

The Merger Agreement contains customary representations and warranties by the Company, Merger Sub, Walker Digital Sub and Walker Digital. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of the Company, Merger Sub, Walker Digital Sub and Walker Digital between signing of the Merger Agreement and closing of the Merger. Also, in connection with and only upon the closing of the Merger, the Company has agreed to reimburse Walker Digital for certain reasonable legal, accounting and other fees incurred by Walker Digital in connection with the Merger Agreement and the Merger.

The closing of the Merger is subject to a number of closing conditions, including (i) all current directors of GlobalOptions Group, other than Dr. Harvey Schiller, resign from director positions, (ii) Walker Digital provides audited financial statements of Walker Digital Sub, substantially similar to the unaudited financial statements of Walker Digital Sub which were presented to the Company prior to signing the Merger Agreement, (iii) the Company has not less than a pre-determined amount of cash at the closing of the Merger, (iv) the Company has terminated its support agreement with Genesis Capital Advisors LLC, Genesis Opportunity Fund LP (“Genesis Opportunity Fund”) and Genesis Asset Opportunity Fund L.P. (“Genesis Asset Opportunity Fund”), (v) the Company has terminated its stockholder rights plan, as amended, with Continental Transfer and Trust Company (“Continental”) and, (vi) the Company has terminated its Amended and Restated 2006 Employee Stock Purchase Plan. On July 11, 2013 the Company entered into standard indemnification agreements, to be effective at the closing of the Merger, with the directors and executive officers who will assume those positions following the closing of the Merger.

The closing of the Merger is also subject to Walker Digital completing simultaneously with the closing of the Merger a secondary sale (the “Secondary Sale”) to unaffiliated third parties of certain shares of Common Stock to be received by Walker Digital in the Merger. The aggregate number of shares of Common Stock to be sold in the Secondary Sale and the price per share of Common Stock to be sold in the Secondary Sale are subject to mutual agreement by the Company and Walker Digital. The Company has agreed in the Merger Agreement to register for resale the shares of Common Stock sold in the Secondary Sale. The Company and Walker Digital have agreed to work in good faith to have the Company hire a number of current executive officers of Walker Digital, including Jay Walker as Executive Chairman of the Board, Jonathan Ellenthal as Vice-Chairman of the Board and Chief Executive Officer, Gary Greene as Chief Administrative Officer, General Counsel and Secretary and Karen Romaine as Chief Financial Officer, and to enter into Employment Agreements with each such executive.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

8. Subsequent Events, continued

Merger Agreement, continued

In addition to the Merger Consideration, GlobalOptions Group has agreed to issue 2,166,667 shares of its Common Stock (the “Contingent Shares”) to Walker Digital if one of the following conditions is satisfied following the closing of the Merger: (i) the closing price of the Company’s Common Stock equals or exceeds $4.25 per share for any 20 trading days within any 30 trading-day period during the first 15 months following the earlier of the date on which (a) a registration statement with respect to the shares of Common Stock sold in the Secondary Sale is filed with the SEC on Form S-1 (the “Secondary Registration”) is first effective, or (b) the purchasers of the shares of Common Stock sold in the Secondary Sale become eligible to resell the shares of Common Stock sold in the Secondary Sale under Rule 144; or (ii) the closing price of Registrant’s Common Stock equals or exceeds $5.50 per share for any 20 trading days within any 30 trading-day period during the first 24 months following the earlier of the date on which (a) the Secondary Registration is first effective or (b) the purchasers of the shares of Common Stock sold in the Secondary Sale become eligible to resell the Secondary Sale Shares under Rule 144.

Following the closing of the Merger, GlobalOptions Group will seek stockholder approval to change its name to Patent Properties, Inc.

The Merger Agreement may be terminated at any time prior to closing by mutual written agreement of Walker Digital Sub and the GlobalOptions Group and according to the terms set forth in the Merger Agreement. The Company may also terminate the Merger Agreement if it enters into an alternative transaction that it concludes in good faith, after consultation with outside legal counsel and its financial advisors, that such alternative transaction is reasonably likely to be financially more favorable to the Company’s stockholders than the Merger and that if it does not enter into such alternative transaction the Board would be in breach of its fiduciary duties. If the Company terminates the Merger Agreement under these circumstances, it would have to pay to Walker Digital a break-up fee in the amount of $3,200.

In connection with the Merger, GlobalOptions Group and Walker Digital entered into a Shared Services Agreement, to be effective at the closing of the Merger, whereby an affiliate of Walker Digital will provide certain services to GlobalOptions Group. The affiliate of Walker Digital will provide such services at cost.

Employment Agreements

Harvey W. Schiller, PhD.

In connection with the Merger and as a condition to signing the Merger Agreement, on July 11, 2013, the Company entered into an amendment (the “July 2013 Schiller Extension”) to Dr. Schiller’s employment agreement. Pursuant to the July 2013 Schiller Extension, the term of Dr. Schiller’s employment is to be extended for a period of 12 months following the closing of the Merger. The compensation and benefits of Dr. Schiller shall remain substantially the same in the aggregate following the closing of the Merger as they were prior to the Merger. Dr. Schiller’s term is being extended to provide for a seamless transition for the Company following the Merger. Dr. Schiller has agreed to work in good faith with the Company to enter into a detailed transition agreement with the Company defining the terms of such employment. The parties also agreed to work in good faith to alter the form of compensation from cash to stock-based compensation or some combination thereof if the necessity arises.

Further, on July 11, 2013, the Company entered into another amendment with Dr. Schiller (the “July 2013 Schiller Amendment”) which provides that Dr. Schiller will receive 100,000 shares of Common Stock upon the closing of the Merger. This amends a previous amendment to Dr. Schiller’s employment agreement whereby the Company agreed to issue to Dr. Schiller $300 worth of Common Stock at the closing of a transaction with an operating company. The Company has agreed to register in a registration statement filed with the SEC, the 100,000 shares of Common Stock to be issued to Dr. Schiller.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

8. Subsequent Events, continued

Employment Agreements, continued

Jeffrey O. Nyweide

In connection with the Merger and as a condition to signing the Merger Agreement, on July 11, 2013, the Company entered into an amendment (the “July 2013 Nyweide Extension”) to Mr. Nyweide’s employment agreement. Pursuant to the July 2013 Nyweide Extension, the term of Mr. Nyweide’s employment is to be extended for a period of 12 months following the closing of the Merger. The compensation and benefits of Mr. Nyweide shall remain substantially the same in the aggregate following the closing of the Merger as they were prior to the Merger. Mr. Nyweide’s term is being extended to provide for a seamless transition for the Company following the Merger. Mr. Nyweide has agreed to work in good faith with the Company to enter into a detailed transition agreement with the Company defining the terms of such employment. The parties also agreed to work in good faith to alter the form of compensation from cash to stock-based compensation or some combination thereof if the necessity arises.

Further, on July 11, 2013, the Company entered into another amendment with Mr. Nyweide (the “July 2013 Nyweide Amendment”) which provides that Mr. Nyweide will receive 83,334 shares of Common Stock upon the closing of the Merger. This amends a previous amendment to Mr. Nyweide’s employment agreement whereby the Company agreed to issue to Mr. Nyweide $250 worth of Common Stock at the closing of a transaction with an operating company. The Company has agreed to register in a registration statement filed with the SEC, the 83,334 shares of Common Stock to be issued to Mr. Nyweide.

Broadband Agreements

On March 26, 2012, the Company entered into a non-exclusive agreement with Broadband Capital Management, LLC (the “Financial Advisor”), for services related to identifying and evaluating potential acquisition candidates, and to the raising of additional private investments on public entity (“PIPE”) financing. In connection with the Financial Advisor’s services provided to the Company in connection with the Merger, on July 10, 2013 the Company entered into a Restricted Stock Agreement (the Restricted Stock Agreement”) with the Financial Advisor. The Restricted Stock Agreement amends the terms of the March 26, 2012 agreement with the Financial Advisor, whereby the fees to be received from the Company in connection with the Merger was determined to be 1,325,776 shares of Common Stock (“Financial Advisor Shares”), the vesting of which is subject to the closing of the Merger. In the Restricted Stock Agreement, the Company also agreed pay to the Financial Advisor a success fee of $100 payable in cash, upon the closing of the Merger and a cash fee for certain proceeds raised in a private placement financing. On July 10, 2013, the Company issued the Financial Advisor Shares. Pursuant to the Restricted Stock Agreement the Company has agreed to register the Financial Advisor Shares in a registration statement filed with the SEC following the closing of the Merger. On July 11, 2013, the Company also entered into a lock-up agreement, to be effective at the closing of the Merger, with the Financial Advisor, whereby the Financial Advisor has agreed not to sell or transfer the Financial Advisor Shares for a period of six (6) months following the closing of the Merger.

Elimination of Series D Convertible Preferred Stock

On July 11, 2013, GlobalOptions Group filed with the Secretary of State of the State of Delaware, a certificate eliminating from the Company's Certificate of Incorporation, as amended, all matters relating to the Registrant's Series D Convertible Preferred Stock. At the time of filing this certificate, there were no issued or outstanding shares of Series D Preferred Stock.

GLOBALOPTIONS GROUP, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

8. Subsequent Events, continued

Amendment to Registration Rights Amendment

On July 22, 2013, GlobalOptions Group entered into an amendment (“the Amendment”) to its Registration Rights Amendment (the “RRA”), entered into as of March 27, 2013, by and among GlobalOptions Group, Genesis Opportunity Fund and Genesis Asset Opportunity Fund (together, the “Genesis Funds”).  The Amendment provides, in part that, (i) GlobalOptions Group will within nine (9) business days following the closing of the Merger, use commercially reasonable efforts to file a post-effective amendment (the “Post-Effective Amendment”) to the Company’s registration statement which includes the shares held by the Genesis Funds, (ii) GlobalOptions Group will use commercially reasonable efforts to have the Post-Effective Amendment declared effective within 45 business days following the closing of the Merger, (iii) GlobalOptions Group will agree to further amend the terms of the RRA to provide that the Genesis Funds will be entitled to liquidated damages under certain circumstances, if GlobalOptions Group enters into any registration rights agreements with any other parties which entitle the other party to liquidated damages under certain circumstances, (iv) if GlobalOptions Group is required to exclude certain shares from its registration statements because of SEC rules, GlobalOptions Group will first exclude all shares other than the Genesis Funds’ share, prior to excluding any of the Genesis Funds’ shares from registration, and (v) Genesis Funds will immediately suspend use of the registration statement which includes the shares held by the Genesis Funds until a post-effective amendment to such registration statement that reflects the transactions contemplated by the Merger Agreement is declared effective by the SEC.  Directors Ethan Benovitz and Daniel Saks are managing principals of the Genesis Funds and were appointed to GlobalOptions Group’s Board pursuant to rights granted to the Genesis Funds in connection with the RRA.

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

Overview

GlobalOptions Group, Inc. and its wholly-owned subsidiary, GlobalOptions, Inc. (collectively we, us, the “Company” or “GlobalOptions Group”) is a “shell company” as defined in Rule 12b-2 promulgated under the Exchange Act, as amended. References herein to “GlobalOptions” refer to GlobalOptions, Inc., our wholly-owned subsidiary. We became a shell company following the sale of our four operating units in 2010, as described below. Our current intention is to consummate a merger with an operating company (see below).

On July 11, 2013, we entered into an Agreement and Plan of Merger with GO Merger Sub LLC (“Merger Sub”), our wholly-owned subsidiary, Walker Digital, LLC (“Walker Digital”) and Walker Digital Holdings, LLC, a wholly-owned subsidiary of Walker Digital (“Walker Digital Sub”) pursuant to which Merger Sub will merge with and into Walker Digital Sub (the “Merger”), with Walker Digital Sub surviving the Merger and becoming a wholly-owned subsidiary of GlobalOptions Group (the “Merger Agreement”). The Merger closing is subject to closing conditions. Walker Digital Sub’s principal business is acquiring, managing and monetizing its portfolio of intellectual property, with its corporate offices located in Stamford, CT (See below, Corporate Developments – Merger Agreement).

On March 31, 2013, in connection with the pursuit of our business strategy, we amended the employment agreements of our Chief Executive Officer and Chief Financial Officer to extend their employment through June 30, 2013, with automatic monthly extensions thereafter until terminated by either party with 30 days written notice. Further, in connection with the Merger Agreement, on July 11, 2013, we made multiple further amendments to the employment agreements of our Chief Executive Officer and Chief Financial Officer, and such amendments provided that upon the consummation of the Merger, their employment would be extended for an additional 12 months from the closing of the Merger to provide transition and other services to us post closing (See below, Corporate Developments – Employment Agreements).

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

Corporate Developments

Merger Agreement

On July 8, 2013, Global Options Group formed Merger Sub as a limited liability company in the state of Delaware. On July 11, 2013, GlobalOptions Group entered into the Merger Agreement with Merger Sub, Walker Digital and Walker Digital Sub pursuant to which Merger Sub will merge with and into Walker Digital Sub, with Walker Digital Sub surviving the Merger and becoming a wholly-owned subsidiary of GlobalOptions Group.

At the closing of the Merger, in exchange for all of the membership interests in Walker Digital Sub, GlobalOptions Group will issue to Walker Digital 22,666,667 shares of its capital stock, which will be comprised of shares of the common stock, par value $0.001 (“Common Stock”) and shares of a to be created Series B Preferred Stock, par value $0.001 per share (“Series B Preferred Stock” and together with the Common Stock, the “Merger Consideration”), resulting in Walker Digital receiving approximately 70.79% of the economic interest (calculated (i) on a fully diluted basis, (ii) prior to the issuance of the Contingent Shares (as defined below), (iii) assuming the issuance of 1,445,000 shares of Common Stock to a vendor of Walker Digital, and (iv) prior to seeking stockholder approval to increase our option pool by 2,000,000 shares of Common Stock) and at least 80% of the voting interest in the Company following the closing of the Merger. The exact proportion of Common Stock and Series B Preferred Stock shall be determined at the closing of the Merger.

Immediately prior to the closing of the Merger, GlobalOptions Group will file with the Secretary of State of the State of Delaware a Certificate of Designations of the Series B Preferred Stock setting forth the powers, preferences and rights of the Series B Preferred Stock. The Series B Preferred Stock will be convertible on a one-for-one basis into shares of Common Stock, will receive the equivalent amount of liquidation proceeds as the holders of Common Stock, on an as converted basis, will be entitled to cast an aggregate of 80% of the vote on all matters presented to the holders of Common Stock.

On July 11, 2013, Walker Digital entered into a lock-up agreement with GlobalOptions Group, whereby Walker Digital agreed that for a period of 12 months following the closing of the Merger, it will not sell or transfer any of such shares of Common Stock or Series B Preferred Stock received in the Merger to any person, other than to affiliates and to current and former officers or members of Walker Digital and its affiliates (and on the condition such transferees enter into a similar lock-up agreement), upon a pledge of such securities (and on condition such pledgee will enter into a similar lock-up agreement) or in the Secondary Sale described below. The lock-up agreement will become effective upon the closing of the Merger.

The Merger Agreement contains customary representations and warranties by us, Merger Sub, Walker Digital Sub and Walker Digital. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of the Company, Merger Sub, Walker Digital Sub and Walker Digital between signing of the Merger Agreement and closing of the Merger. Also, in connection with and only upon the closing of the Merger, we have agreed to reimburse Walker Digital for certain reasonable legal, accounting and other fees incurred by Walker Digital in connection with the Merger Agreement and the Merger.

The closing of the Merger is subject to a number of closing conditions, including (i) all current directors of GlobalOptions Group, other than Dr. Harvey Schiller, resign from director positions, (ii) Walker Digital provides audited financial statements of Walker Digital Sub, substantially similar to the unaudited financial statements of Walker Digital Sub which were presented to the Company prior to signing the Merger Agreement, (iii) we have not less than a pre-determined amount of cash at the closing of the Merger, (iv) we have terminated our support agreement with Genesis Capital Advisors LLC, Genesis Opportunity Fund LP and Genesis Asset Opportunity Fund L.P., (v) we have terminated our stockholder rights plan, as amended, with Continental Transfer and Trust Company (“Continental”) and, (vi) we have terminated our Amended and Restated 2006 Employee Stock Purchase Plan. On July 11, 2013 we entered into standard indemnification agreements, to be effective at the closing of the Merger, with the directors and executive officers who will assume those positions following the closing of the Merger.

The closing of the Merger is also subject to Walker Digital completing simultaneously with the closing of the Merger a secondary sale (the “Secondary Sale”) to unaffiliated third parties of certain shares of Common Stock to be received by Walker Digital in the Merger. The aggregate number of shares of Common Stock to be sold in the Secondary Sale and the price per share of Common Stock to be sold in the Secondary Sale are subject to mutual agreement by the Company and Walker Digital. Pursuant to the Merger Agreement, we have agreed to register for resale the shares of Common Stock sold in the Secondary Sale. We have agreed to work in good faith with Walker Digital for us to hire a number of current executive officers of Walker Digital, including Jay Walker as Executive Chairman of the Board, Jonathan Ellenthal as Vice-Chairman of the Board and Chief Executive Officer, Gary Greene as Chief Administrative Officer, General Counsel and Secretary and Karen Romaine as Chief Financial Officer, and to enter into Employment Agreements with each such executive.

In addition to the Merger Consideration, we have agreed to issue 2,166,667 shares of our Common Stock (the “Contingent Shares”) to Walker Digital if one of the following conditions is satisfied following the closing of the Merger: (i) the closing price of our Common Stock equals or exceeds $4.25 per share for any 20 trading days within any 30 trading-day period during the first 15 months following the earlier of the date on which (a) a registration statement with respect to the shares of Common Stock sold in the Secondary Sale is filed with the SEC on Form S-1 (the “Secondary Registration”) is first effective, or (b) the purchasers of the shares of Common Stock sold in the Secondary Sale become eligible to resell the shares of Common Stock sold in the Secondary Sale under Rule 144; or (ii) the closing price of Registrant’s Common Stock equals or exceeds $5.50 per share for any 20 trading days within any 30 trading-day period during the first 24 months following the earlier of the date on which (a) the Secondary Registration is first effective or (b) the purchasers of the shares of Common Stock sold in the Secondary Sale become eligible to resell the Secondary Sale Shares under Rule 144.

Following the closing of the Merger, we will seek stockholder approval to change our name to Patent Properties, Inc.

The Merger Agreement may be terminated at any time prior to closing by mutual written agreement of Walker Digital and GlobalOptions Group and according to the terms set forth in the Merger Agreement. GlobalOptions Group may also terminate the Merger Agreement if it enters into an alternative transaction that it concludes in good faith, after consultation with outside legal counsel and its financial advisors, that such alternative transaction is reasonably likely to be financially more favorable to our stockholders than the Merger and that if it does not enter into such alternative transaction the Board would be in breach of its fiduciary duties. If we terminate the Merger Agreement under these circumstances, we would have to pay to Walker Digital a break-up fee in the amount of $3,200.

In connection with the Merger, GlobalOptions Group and Walker Digital entered into a Shared Services Agreement, to be effective at the closing of the Merger, whereby an affiliate of Walker Digital will provide certain services to us. The affiliate of Walker Digital will provide such services at cost.

Employment Agreements

Harvey W. Schiller, PhD.

In connection with the Merger and as a condition to signing the Merger Agreement, on July 11, 2013, we entered into an amendment (the “July 2013 Schiller Extension”) to Dr. Schiller’s employment agreement. Pursuant to the July 2013 Schiller Extension, the term of Dr. Schiller’s employment is to be extended for a period of 12 months following the closing of the Merger. The compensation and benefits of Dr. Schiller shall remain substantially the same in the aggregate following the closing of the Merger as they were prior to the Merger. Dr. Schiller’s term is being extended to provide for our seamless transition following the Merger. Dr. Schiller has agreed to work in good faith with us to enter into a detailed transition agreement defining the terms of such employment. The parties also agreed to work in good faith to alter the form of compensation from cash to stock-based compensation or some combination thereof if the necessity arises.

Further, on July 11, 2013, we entered into another amendment with Dr. Schiller (the “July 2013 Schiller Amendment”) which provides that Dr. Schiller will receive 100,000 shares of Common Stock upon the closing of the Merger. This amends a previous amendment to Dr. Schiller’s employment agreement whereby we agreed to issue to Dr. Schiller $300 worth of Common Stock at the closing of a transaction with an operating company (see below). We have agreed to register in a registration statement filed with the SEC, the 100,000 shares of Common Stock to be issued to Dr. Schiller.

On March 31, 2013, we entered into an amendment (the “2013 Schiller Amendment”) to Dr. Schiller’s employment agreement. Pursuant to the 2013 Schiller Amendment, the expiration date of Dr. Schiller’s employment with us was extended to June 30, 2013, with automatic month to month extensions thereafter until terminated by either us or Dr. Schiller with 30 days prior written notice. The 2013 Schiller Amendment further provided that Dr. Schiller’s base salary shall remain at $180 per annum, and that effective March 31, 2013, he shall no longer receive housing benefits which were previously provided pursuant to Dr. Schiller’s amended and restated employment agreement. As an inducement to Dr. Schiller to enter into the 2013 Schiller Amendment, upon the closing of an acquisition or merger, Dr. Schiller shall be paid a fee equal to $300, with the fee paid in shares of common stock equal to $300 based upon the deal price at the closing of such acquisition or merger (“2013 Schiller Success Fee”). Such shares shall be paid as compensation under the Amended and Restated 2006 Long-Term Incentive Plan. Notwithstanding the foregoing, in the event that Dr. Schiller’s employment is terminated without cause or for good reason or as a result of his death or disability prior to the end of this extension, Dr. Schiller shall receive the base salary and benefits through the end of the term; provided further that in the event that Dr. Schiller’s employment is terminated without cause or good reason or as a result of Dr. Schiller’s death or disability and an acquisition or merger is consummated within nine months of the date of termination, then Dr. Schiller shall be entitled to the 2013 Schiller Success Fee.

Jeffrey O. Nyweide

In connection with the Merger and as a condition to signing the Merger Agreement, on July 11, 2013, we entered into an amendment (the “July 2013 Nyweide Extension”) to Mr. Nyweide’s employment agreement. Pursuant to the July 2013 Nyweide Extension, the term of Mr. Nyweide’s employment is to be extended for a period of 12 months following the closing of the Merger. The compensation and benefits of Mr. Nyweide shall remain substantially the same in the aggregate following the closing of the Merger as they were prior to the Merger. Mr. Nyweide’s term is being extended to provide for our seamless transition following the Merger. Mr. Nyweide has agreed to work in good faith with us to enter into a detailed transition agreement defining the terms of such employment. The parties also agreed to work in good faith to alter the form of compensation from cash to stock-based compensation or some combination thereof if the necessity arises.

Further, on July 11, 2013, we entered into another amendment with Mr. Nyweide (the “July 2013 Nyweide Amendment”) which provides that Mr. Nyweide will receive 83,334 shares of Common Stock upon the closing of the Merger. This amends a previous amendment to Mr. Nyweide’s employment agreement whereby we agreed to issue to Mr. Nyweide $250 worth of Common Stock at the closing of a transaction with an operating company (see below). We have agreed to register in a registration statement filed with the SEC, the 83,334 shares of Common Stock to be issued to Mr. Nyweide.

On March 31, 2013, we entered into an amendment (the “2013 Nyweide Amendment”) to Mr. Nyweide’s employment agreement. Pursuant to the 2013 Nyweide Amendment, the expiration date of Mr. Nyweide’s employment with us was extended to June 30, 2013, with automatic month to month extensions thereafter until terminated by either us or Mr. Nyweide with 30 days prior written notice. The 2013 Nyweide Amendment further provided that effective April 1, 2013, Mr. Nyweide’s base salary shall be decreased to $180 annum, payable in advance on the first day of each month and as of such date he shall no longer receive housing benefits, which were previously provided pursuant to Mr. Nyweide’s amended and restated employment agreement.  As an inducement to Mr. Nyweide to enter into the 2013 Nyweide Amendment, upon the closing of an acquisition or merger, Mr. Nyweide shall be paid a fee equal to $250, with the fee paid in shares of common stock equal to $250 based upon the deal price at the closing of such acquisition or merger (“2013 Nyweide Success Fee”).  Such shares shall be paid as compensation under the Amended and Restated 2006 Long-Term Incentive Plan, and Mr. Nyweide may elect to accept such shares on a tax free basis wherein we would withhold that number of shares necessary to satisfy Mr. Nyweide’s income tax withholding requirements in connection with this 2013 Nyweide Success Fee.  Notwithstanding the foregoing, in the event that Mr. Nyweide’s employment is terminated without cause or good reason or as a result of his death or disability prior to the end of this extension, Mr. Nyweide shall receive the base salary and benefits through the end of the term; provided further that in the event that Mr. Nyweide’s employment is terminated without cause or for good reason or as a result of Mr. Nyweide’s death or disability and an acquisition or merger is consummated within nine months of the date of termination, then Mr. Nyweide shall be entitled to the 2013 Nyweide Success Fee.

Broadband Agreements

On March 26, 2012, we entered into a non-exclusive agreement with Broadband Capital Management, LLC (the “Financial Advisor”), for services related to identifying and evaluating potential acquisition candidates, and to the raising of additional private investments on public entity (“PIPE”) financing. In connection with the Financial Advisor’s services to us in connection with the Merger, on July 10, 2013 we entered into a Restricted Stock Agreement (the Restricted Stock Agreement”) with the Financial Advisor. The Restricted Stock Agreement amends the terms of the March 26, 2012 agreement with the Financial Advisor, whereby the fees to be paid by us to the Financial Advisor in connection with the Merger were determined to be 1,325,776 shares of Common Stock (“Financial Advisor Shares”), the vesting of which is subject to the closing of the Merger. In the Restricted Stock Agreement, the Company also agreed pay to the Financial Advisor a success fee of $100 payable in cash, upon the closing of the Merger and a cash fee for certain proceeds raised in a private placement financing. On July 10, 2013, we issued the Financial Advisor Shares to the Financial Advisor. Pursuant to the Restricted Stock Agreement we have agreed to register the Financial Advisor Shares in a registration statement filed with the SEC following the closing of the Merger. On July 11, 2013, we also entered into a lock-up agreement, to be effective at the closing of the Merger, with the Financial Advisor, whereby the Financial Advisor has agreed not to sell or transfer the Financial Advisor Shares for a period of six (6) months following the closing of the Merger.

Elimination of Series D Convertible Preferred Stock

On July 11, 2013, we filed with the Secretary of State of the State of Delaware, a certificate eliminating from our Certificate of Incorporation, as amended, all matters relating to the Registrant's Series D Convertible Preferred Stock. At the time of filing this certificate, there were no issued or outstanding shares of Series D Preferred Stock.

Results of Operations

Continuing Operations

During the three and six months ended June 30, 2013, continuing operations consisted of executive and general corporate operations. These executive and general corporate operations principally include services in support of the pursuit of the Company’s reporting obligations to the Securities and Exchange Commission, as well as the Company’s strategy.

Operating Expenses

Our general and administrative expenses consist primarily of salaries and stock-based compensation, legal and professional fees, as well as corporate support expenses such as for facilities, telecommunication and information technology.

Discontinued Operations

As a result of our sales of SafirRosetti, Preparedness Services, Fraud and SIU Services and Bode and the closure of International Strategies, the results and accounts of these business units are presented in our financial statements as discontinued operations for the three and six months ended June 30, 2013 and all prior periods. As of June 30, 2013, continuing operations consist solely of our executive and general corporate operations.

GlobalOptions Group Three months ended June 30, 2013 Compared to the Three months ended June 30, 2012

Operating Expenses

General and administrative expenses were $601 for the three months ended June 30, 2013, as compared to $840 for the three months ended June 30, 2012. The decrease of $239 was principally attributable to a decrease in compensation costs of approximately $125 (principally due to a decrease in an officers’ compensation which was effective on March 31, 2013) and a decrease in stock-based compensation costs of $165 (as all remaining outstanding stock options were fully amortized during 2012), offset principally by an increase in due diligence and merger related costs.

Results of Discontinued Operations

Income from discontinued operations was $0 and $289 for the three months ended June 30, 2013 and 2012, respectively. Income from discontinued operations for the three months ended June 30, 2012 consisted of $350 for the reversal of reserves no longer required related to the sale of the business units, offset by $61 in legal expenses incurred in connection with the sale of Preparedness Services.

Net loss

Net loss for the three months ended June 30, 2013 and 2012 was $594 and $544, respectively. The increase in net loss of approximately $50 was principally the result of a decrease in gains recognized and reported on the sale of the businesses units and reported within discontinued operations, as described above, offset by a decrease in loss from continuing operations of $239, primarily as a result of decreases in operating expenses, as described above.

GlobalOptions Group Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Operating Expenses

General and administrative expenses were $1,164 for the six months ended June 30, 2013, as compared to $1,672 for the six months ended June 30, 2012. The decrease of $508 was principally attributable to a decrease in compensation costs of $78 (principally due to a decrease in an officers’ compensation which was effective on March 31, 2013), a decrease in stock-based compensation of $189 (as all outstanding options were fully amortized during 2012), with the remainder of the decrease on account of reduced diligence costs in connection with the pursuit and evaluation of a suitable merger candidate.

Results of Discontinued Operations

Income from discontinued operations was $0 and $9,964 for the six months ended June 30, 2013 and 2012, respectively. Income from discontinued operations recognized during the six months ended June 30, 2012 was principally the recognition in 2012 of the earnout payment received by us on February 29, 2012 in connection with the sale of Preparedness Services.

Net (Loss) Income

Net (loss) income for the six months ended June 30, 2013 and 2012 was $(1,152) and $8,299, respectively. Net loss for the six months ended June 30, 2013 was solely related to our continuing operations. Net income for the six months ended June 30, 2012 was comprised of a loss from continuing operations of $1,665, offset by income from discontinued operations of $9,964. The decrease in net income is principally the result of the recognition during the six months ended June 30, 2012 of the earnout payment received by us on February 29, 2012 in connection with the sale of Preparedness Services and reported within discontinued operations, as described above.

Liquidity and Capital Resources

For the six months ended June 30, 2013

Our cash and cash equivalents, and short term investments were $16,097 at June 30, 2013. Short term investment objectives are to minimize risk, maintain liquidity and maximize yield. To attain these objectives, investment limits are placed on the amount, type and issuer.

Cash used in operating activities was approximately $2,054 and $1,929 for the six months ended June 30, 2013 and 2012, respectively.  Cash used in operating activities for the six months ended June 30, 2013 resulted primarily from our loss from continuing operations of $1,152, in which are reflected the costs that we have incurred for due diligence and the preparation of the merger agreement and related agreements, and our use in operating activities related to changes in operating assets and liabilities of $890.

Cash provided by investing activities was $8 and $12,365 for the six months ended June 30, 2013 and 2012, respectively.

Cash provided by financing activities was $0 and $18 for the six months ended June 30, 2013 and 2012, respectively.

As of July 22, 2013, we had a balance of cash and cash equivalents, and short term investments of approximately $15,900. Included as a closing condition for the Merger is that we have not less than a predetermined amount of cash and cash equivalents at the closing date of the Merger. Also, in connection with and only upon the closing of the Merger, we have agreed to reimburse Walker Digital for certain reasonable legal, accounting and other fees incurred by Walker Digital in connection with the Merger Agreement and the Merger. We currently expect that on the closing date, we will be able to meet the cash and cash equivalents closing condition under the Merger Agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, management, consisting principally of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and has determined that such controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We may not be able to consummate our Merger Agreement with Walker Digital.

On July 11, 2013, we entered into a Merger Agreement with Merger Sub, Walker Digital and Walker Digital Sub pursuant to which Merger Sub will merge with and into Walker Digital Sub, with Walker Digital Sub surviving the Merger and becoming a wholly-owned subsidiary of GlobalOptions Group.

The closing of the Merger is subject to a number of closing conditions, including (i) all current directors of GlobalOptions Group, other than Dr. Harvey Schiller, resign from director positions, (ii) Walker Digital provides audited financial statements of Walker Digital Sub, substantially similar to the unaudited financial statements of Walker Digital Sub which were presented to the Company prior to signing the Merger Agreement, (iii) the Company has not less than a pre-determined amount of cash at the closing of the Merger, (iv) the Company has terminated its support agreement with Genesis Capital Advisors LLC, Genesis Opportunity Fund LP and Genesis Asset Opportunity Fund L.P., (v) the Company has terminated its stockholder rights plan, as amended, with Continental Transfer and Trust Company (“Continental”) and, (vi) the Company has terminated its Amended and Restated 2006 Employee Stock Purchase Plan. The closing of the Merger is also subject the Secondary Sale.

The Merger Agreement may be terminated at any time prior to closing by mutual written agreement of Walker Digital and GlobalOptions Group and according to the terms set forth in the Merger Agreement. The Company may also terminate the Merger Agreement if it enters into an alternative transaction that it concludes in good faith, after consultation with outside legal counsel and its financial advisors, that such alternative transaction is reasonably likely to be financially more favorable to the Company’s stockholders than the Merger and that if it does not enter into such alternative transaction the Board would be in breach of its fiduciary duties. If the Company terminates the Merger Agreement under these circumstances, it would have to pay to Walker Digital a break-up fee in the amount of $3,200.

There can be no assurance that all of the conditions to closing will be satisfied, or where possible, waived, or that the Merger will become effective. If the Merger does not become effective because all conditions to closing are not satisfied, or because one of the parties, or all of the parties mutually, terminate the Merger Agreement, then, among other possible adverse effects: (i) the Company’s stockholders will not be able to realize the benefits of our becoming an operating company; (ii) the Company’s stock price may decline; (iii) the Company will have incurred significant transaction costs; and (iv) under certain circumstances, the Company may have to pay Walker Digital a break-up fee of $3,200.

In addition, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find another partner, and even if we do, that the new arrangement will provide the same expected value to us. If the Merger Agreement is terminated, our Board may evaluate other alternatives, which may include the return of capital to our stockholders.

We may be adversely affected upon the closing of the Merger if Walker Digital does not perform as expected.

Even if we successfully complete our Merger, we may be adversely affected if Walker Digital does not perform as expected. Walker Digital may perform below expectations after the merger for various reasons, including the occurrence of legislative or regulatory changes that might adversely affect revenue generating capability, the loss of key employees, vendors, advisors and/or clients, increased competition and a decline in general overall economic factors. The failure of Walker Digital to perform as expected at the time of the Merger may have an adverse effect on our business, earnings, financial condition, and could result in our reporting losses for an extended period.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to present a superior offer prior to the completion of the Merger.

The Merger Agreement contains provisions that restrict our ability to entertain a third party proposal to acquire us. These provisions include the general prohibition of our soliciting or engaging in discussions or negotiations regarding any alternative merger proposal, subject to certain exceptions, and the requirement that we pay a termination fee of $3,200. These provisions might discourage an otherwise-interested third party from considering or proposing to merge with us, even one that may be deemed of greater value than the proposed Merger to our stockholders. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

On July 22, 2013, GlobalOptions Group entered into an amendment (“the Amendment”) to its Registration Rights Amendment (the “RRA”), entered into as of March 27, 2013, by and among GlobalOptions Group, Genesis Opportunity Fund and Genesis Asset Opportunity Fund (together, the “Genesis Funds”).  The Amendment provides, in part that, (i) GlobalOptions Group will within nine (9) business days following the closing of the Merger, use commercially reasonable efforts to file a post-effective amendment (the “Post-Effective Amendment”) to the Company’s registration statement which includes the shares held by the Genesis Funds, (ii) GlobalOptions Group will use commercially reasonable efforts to have the Post-Effective Amendment declared effective within 45 business days following the closing of the Merger, (iii) GlobalOptions Group will agree to further amend the terms of the RRA to provide that the Genesis Funds will be entitled to liquidated damages under certain circumstances, if GlobalOptions Group enters into any registration rights agreements with any other parties which entitle the other party to liquidated damages under certain circumstances, (iv) if GlobalOptions Group is required to exclude certain shares from its registration statements because of SEC rules, GlobalOptions Group will first exclude all shares other than the Genesis Funds’ share, prior to excluding any of the Genesis Funds’ shares from registration, and (v) Genesis Funds will immediately suspend use of the registration statement which includes the shares held by the Genesis Funds until a post-effective amendment to such registration statement that reflects the transactions contemplated by the Merger Agreement is declared effective by the SEC.  Directors Ethan Benovitz and Daniel Saks are managing principals of the Genesis Funds and were appointed to GlobalOptions Group’s Board pursuant to rights granted to the Genesis Funds in connection with the RRA.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.1	Amendment to Registration Rights Agreement, dated July 22, 2013, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALOPTIONS GROUP, INC.

Dated: July 23, 2013	By:	/s/ Harvey W. Schiller

Harvey W. Schiller
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: July 23, 2013	By:	/s/ Jeffrey O. Nyweide

Jeffrey O. Nyweide
Executive Vice President-Corporate Development,
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to Registration Rights Agreement, dated July 22, 2013, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.

