Form 10-Q
period 2013-09-30
Patent Properties, Inc.
filed 2013-11-14
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-54638

PATENT PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0342273
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two High Ridge Park Stamford, Connecticut	06905
(Address of Principal Executive Offices)	(Zip Code)

(203) 461-7200

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes☐    No  ☒

As of November 13, 2013, there were 20,741,572 shares of the issuer’s common stock outstanding.

PATENT PROPERTIES, INC.

Form 10-Q

PATENT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash	$26,580	$—
Accounts receivable, net	19	3,663
Prepaid and other current assets	460	164

Total current assets	27,059	3,827
Other Assets:
Investments, at cost	250	250

TOTAL ASSETS	$27,309	$4,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$176	$465
Accrued expenses	1,284	1,684

TOTAL LIABILITIES	1,460	2,149
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 15,000,000 shares authorized
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding	15	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,134,744 and 7,667,667 shares issued as of September 30, 2013 and December 31, 2012, respectively	21	8
Treasury stock, at cost	(840)	—
Additional paid-in capital	33,402	(23)
Accumulated deficit	(6,749)	1,928

TOTAL STOCKHOLDERS’ EQUITY	25,849	1,928

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,309	$4,077

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Licensing fees	$956	$6,187	$2,080	$15,657
Patent sales	—	—	—	1,600

Total revenues	956	6,187	2,080	17,257
Cost of revenues:
Legal and consulting contingency fees	416	2,899	803	6,762
Other legal and consulting fees	326	753	1,269	1,973
Electronic data set-up fees	—	—	—	1,600

Total cost of revenue	742	3,652	2,072	10,335

Net revenue	214	2,535	8	6,922

Operating expenses:
Compensation and benefits	1,456	1,296	2,052	2,659
Professional fees	5,582	—	5,874	—
Patent expenses	213	162	620	620
General and administrative	69	44	139	130

Total operating expenses	7,320	1,502	8,685	3,409

Net income (loss)	$(7,106)	$1,033	$(8,677)	$3,513

Net income (loss) per common share:
Basic	$(0.76)	$0.13	$(1.06)	$0.46
Diluted	$(0.76)	$0.05	$(1.06)	$0.15
Weighted average common shares outstanding:
Basic	9,310,882	7,667,667	8,221,424	7,667,667
Diluted	9,310,882	22,666,667	8,221,424	22,666,667
PRO FORMA COMPUTATION RELATED TO CONVERSION TO CORPORATION FOR INCOME TAX PURPOSES (unaudited):
Historical income (loss)	(7,106)	1,033	(8,677)	3,513
Pro forma benefit (provision) for income taxes	2,842	(413)	3,471	(1,405)

Pro forma income (loss)	(4,264)	620	(5,206)	2,108

Pro forma weighted average basic shares outstanding	9,310,882	7,667,667	8,221,424	7,667,667
Pro forma weighted average diluted shares outstanding	9,310,882	22,666,667	8,221,424	22,666,667
Pro forma basic earnings (loss) per share	$(0.46)	$0.08	$(0.63)	$0.27
Pro forma diluted earnings (loss) per share	$(0.46)	$0.03	$(0.63)	$0.09

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

							Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Series B Convertible Preferred Stock		Common Stock		Treasury Stock, at Cost
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 2012	14,999,000	15	7,667,667	8	—	—	(23)	1,928	1,928

Net assets received and shares outstanding at time of reverse merger completed on September 18, 2013	—	—	6,552,352	7	354,592	(713)	15,922		15,216
Net contribution to related party shareholder	—	—	—	—	—	—	290	—	290
Incentive shares vested – financial advisor	—	—	1,325,776	1	—	—	4,440	—	4,441
Incentive shares granted – Vendor	—	—	1,445,000	1	—	—	342		343
Incentive shares vested – employees	—		183,334	—	—	—	614		614
Repurchase of treasury shares at cost					38,580	(127)	127		—
Issuance of 3,960,615 shares common stock and 1,980,318 warrants, net of cost of $0.2 million	—		3,960,615	4	—	—	11,690		11,694
Net loss				—		—		(8,677)	(8,677)

Balance September 30, 2013	14,999,000	$15	21,134,744	$21	393,172	$(840)	$33,402	$(6,749)	$25,849

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$(8,677)	$3,513
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net contribution (distribution) to related party shareholder	290	(4,701)
Stock based compensation	5,398	—
Cash provided by operating activities:
Changes in operating assets and liabilities :
Decrease (increase) in:
Accounts receivable, net	3,657	655
Prepaid and other current assets	(208)	42
Increase (decrease) in:
Accounts payable	(289)	(217)
Accrued expenses	(679)	708

Net cash provided by (used in) operating activities	(508)	—
Cash Flows From Investing Activities:
Cash received in reverse merger transaction	15,394	—

Net cash provided by (used in) investing activities	15,394	—
Cash Flows From Financing Activities:
Issuance of common stock and warrants, net of cost	11,694

Net cash provided by (used in) financing activities	11,694	—
Net change in cash	$26,580	—

Cash:
Beginning	$—	$—
Ending	$26,580	$—
Supplemental non-cash information
Purchase of assets and liabilities in connection with reverse merger:
Accounts receivable, net	$13	—

Prepaid and other current assets	$88	—

Accrued expenses	$(279)	—

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization

Patent Properties, Inc. and Subsidiaries (the “Company”) was previously known as GlobalOptions Group, Inc. (a Delaware corporation) with a wholly owned subsidiary GlobalOptions, Inc. On July 11, 2013, the Company entered into an Agreement and Plan of Merger with GO Merger Sub LLC, a wholly-owned subsidiary of the Company (“Merger Sub”), Walker Digital, LLC (“Walker Digital”) and Walker Digital Holdings, LLC, a wholly-owned subsidiary of Walker Digital (“Walker Digital Sub”) pursuant to which, on September 18, 2013 (the “Closing Date”), Merger Sub merged with and into Walker Digital Sub (the “Merger”), with Walker Digital Sub surviving the Merger and becoming a wholly-owned subsidiary of the Company (the “Merger Agreement Subsequent to the Closing Date, the Company changed its name from GlobalOptions Group, Inc.to Patent Properties, Inc. and Walker Digital Sub changed its name to Inventor Holdings, LLC (“IH LLC”).

The Merger was a reverse merger that was accounted for as a recapitalization of IH LLC as IH LLC is the accounting acquirer. Accordingly, the historical financial statements presented are the financial statements of IH LLC.

Walker Digital Licensing and Enforcement (“WDLE”), a business segment of Walker Digital, develops and commercializes patents and other intellectual property assets created by Walker Digital, the research and development lab founded and led by Jay Walker. Immediately prior to the merger, as more fully disclosed below, Walker Digital transferred the intellectual property assets created by Walker Digital to the newly-formed entity named IH LLC.

Pursuant to the terms and conditions of the Merger Agreement, on the Closing Date, Merger Sub was merged with and into IH LLC in accordance with the Delaware Limited Liability Company Act. All of the issued and outstanding membership interests in IH LLC were converted into 14,999,000 shares of the Company’s newly-designated Series B Convertible Preferred Stock, par value $0.001 per share, and 7,667,667 shares of our common stock, par value $0.001 per share (collectively, the “Merger Consideration”). As a result of the Merger, Walker Digital acquired 37% percent of our issued and outstanding common stock and 100% of the Company’s issued and outstanding Series B Convertible Preferred Stock (and, assuming conversion of all such shares of Series B Convertible Preferred Stock, 64%, of our issued and outstanding common stock) and IH LLC became our wholly-owned subsidiary. As a result of the Merger, Walker Digital has 87.4% controlling voting interest. The Company is now a holding company with primary operations conducted through IH LLC, although we anticipate that IH LLC will transfer a patent licensing system to us or another of our subsidiaries. Shares received by Walker Digital are subject to lock-up agreements whereby such shares cannot be sold or transferred for a period of one year following the Closing Date, other than to affiliates and to current and former officers or members of Walker Digital and its affiliates (and on the condition such transferees enter into a similar lock-up agreement), upon a pledge of such securities (and on condition such pledgee will enter into a similar lock-up agreement) or in a secondary sale contemplated in connection with the merger. Walker Digital may also receive an additional 2,166,667 shares subject to certain performance conditions.

Substantially with the closing of the Merger, the Company completed the closing of a private placement (the “Placement”) of units, each consisting of one newly issued share of common stock and one warrant to purchase half a share of newly issued common stock, at the price of $3.00 per unit, to unaffiliated, accredited third parties. The investors in the Placement collectively purchased 3,960,615 shares of common stock and warrants to purchase 1,980,318 shares of common stock for consideration, net of offering costs of $0.2 million, of $11.7 million. The warrants (the “Warrants”) issued to the investors are exercisable for a period of three years at a purchase price of $3.00 per share of common stock and are subject to a call that permits the Company to redeem the Warrants if the closing price of the common stock of the Company equals or exceeds $6.00 per share for any 20 trading days within any period of 30 consecutive trading days.

Nature of Business

The Company develops, licenses and otherwise enforces patented technologies. The Company generates revenues from the granting of intellectual property rights for the use of, or pertaining to, patented technologies. The Company also monetizes its intellectual property to include the sale of select patent assets. Patent protection is a key part of the Company’s business model, because it provides the Company with a period of exclusive ownership during which the Company can recoup risk capital and generate a profit from inventions. As an entrepreneurially driven entity, the Company is committed to a flexible approach when it comes to business models, deal terms and allocations of risk.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2012 included in the Company’s Form 8-K filed with the Securities and Exchange Commission on August 1, 2013.

The Merger was accounted for as a “reverse merger.” Furthermore, the Merger was deemed to be a recapitalization of IH LLC, and as such, all capital accounts have been restated as if the Merger had occurred prior to the earliest period presented. IH LLC was deemed to be the acquirer in the Merger for accounting purposes. Consequently, the assets and liabilities and the historical operations of the Company that are reflected in the condensed consolidated financial statements prior to the Merger are those of IH LLC, and the condensed consolidated financial statements of the Company after completion of the Merger include the assets and liabilities of IH LLC, historical operations of IH LLC and operations of IH LLC from the Closing Date of the Merger.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from these estimates.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding less unvested restricted stock of 1,445,000 shares.

For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. The following financial instruments were not included in the diluted loss per share calculation for the three and nine month periods ended September 30, 2013 because their effect was anti-dilutive:

As of September 30, 2013
Common stock options	200,000
Common stock warrants	1,980,308
Restricted stock	1,445,000
Preferred stock	14,999,000

Excluded potentially dilutive securities	18,624,308

For the three and nine month periods ended September 30, 2012, diluted earnings per share includes the dilutive effects of 14,999,000 shares of preferred stock convertible into 14,999,000 shares of common stock using the if converted method.

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

Licensing Fees

We derive the majority of our revenue from patent licensing. In general, these revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. These rights typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by the Company’s operating subsidiaries, (ii) a covenant-not-to-litigate, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. The Company recognizes licensing fees when there is persuasive evidence of a licensing arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured.

Patent Sales

All patents have been internally developed. Research and development cost, if any, are expensed as incurred. The Company monetizes its intellectual property to include the sale of select patent assets. As patent sales represents a component of the Company’s ongoing major or central operations and activities, the Company records the related proceeds as revenue. The Company recognizes the patent sales revenue when there is persuasive evidence of a sales arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured. These requirements are generally fulfilled upon closing of the patent sale transaction.

Amounts related to revenue arrangements that do not meet the revenue recognition criteria described above are deferred until the revenue recognition criteria are met.

The Company assesses the collectability of fees receivable based on a number of factors, including past transaction history and credit-worthiness of licensees. If it is determined that collection is not reasonably assured, the fee is recognized when collectability becomes reasonably assured, assuming all other revenue recognition criteria have been met.

Cost of Revenues

Cost of revenues include the costs and expenses incurred in connection with the Company’s patent licensing activities, including contingent legal fees paid to external litigation counsel, licensing related research, consulting and other expenses paid to third parties. These costs are included under the caption “Cost of Revenues” in the accompanying Condensed Consolidated Statements of Operations.

Contingent Legal and Consulting Fees

Contingent legal and consulting fees are expensed in the Condensed Consolidated Statements of Operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal and consulting fees are required to be paid; however, the Company may be liable for certain out of pocket legal and consulting costs incurred pursuant to the underlying legal and consulting services agreement. Legal fees advanced by contingent law firms, if any, that are required to be paid in the event that no license recoveries are obtained are expensed as incurred and included in liabilities in the Condensed Consolidated Balance Sheets.

Investments

In cases where the Company’s investment is less than 20% of the outstanding voting stock and significant influence does not exist, the investment is carried at cost.

Income Taxes

As a result of the Merger, beginning on September 18, 2013, the Company’s results of operations are taxed as a C Corporation. Prior to the Merger, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying condensed consolidated financial statements for periods prior to September 18, 2013.

The unaudited pro forma computation of income tax (benefit) included in the Condensed Consolidated Statements of Operations, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. Tax benefits of operating loss carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties who account for 10% or more of the total revenues generated by the Company during the period. The Company had three such counterparties who accounted for 89% of total revenues during the nine months ended September 30, 2013 and two such counterparties who accounted for 41% of total revenues during the nine months ended September 30, 2012. During the three months ended September 30, 2013, the Company only had one settlement with one counterparty and during the three months ended September 20, 2012, the Company had settlements with three counterparties who accounted for 74% of total revenues.

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on interim financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes stock-based compensation expense on a graded-vesting basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense is reflected within operating expenses in the condensed consolidated statements of operations.

Net Contribution (Distribution) to Related Party Shareholder

Net contribution (distribution) to related party shareholder consists of non-cash net transfers to/from Walker Digital in relation to cash pooling and various allocations.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect to the accompanying condensed consolidated financial statements.

NOTE 3 – INVESTMENTS

The Company received 57,000 shares of common stock in Tagged, Inc. as part of payment in connection with a license agreement. The par value per share is $.0001. If on liquidation date (i.e. public offering or change of control), the grant value of the stock is less than $250 thousand (“grant value” or “floor value”), Tagged will pay the Company the difference between the $250 thousand floor value and the grant value. The investment is carried at cost.

NOTE 4 – SHARED SERVICES AGREEMENT

In connection with the Merger, the Company entered into a Shared Services Agreement (“Shared Services Agreement”) with Walker Digital Management (“WDM”), which became effective at the closing of the Merger. The cost of such services varies monthly based on the terms of the Shared Services Agreement. The Company incurred a nominal amount of cost under this Shared Services Agreement from the Closing of the Merger through September 30, 2013. The incurred expenses prior to the Closing of the Merger, including but not limited to executive compensation, information technology services and supplies, administrative and general services and supplies and rent and utilities, are based either on specific attribution of those expenses or, where necessary and appropriate, based on the Company’s best estimate of an appropriate proportional allocation.

The following table represent expenses contributed by WDM on behalf of the Company and expenses incurred under the Shares Services Agreement:

(dollars in thousands)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Operating Expenses:
Rent and Utilities	$19	$28	$63	$84
Compensation and benefits	596	1,085	769	1,759
Insurance	1	—	1	5
Telephone	1	2	6	8
Office Services and Supplies	18	7	32	19
Other	2	8	8	14

Total Operating Expenses:	$637	$1,130	$879	$1,889

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Leases

The Company’s corporate headquarters is located at Two High Ridge Park, Stamford, Connecticut. The Company leases space pursuant to the Shared Services Agreement. The lease will expire in September of 2015. The annual rent for the office space occupied by the Company is approximately $0.1 million.

Effective September 18, 2013, the Company assumed a lease agreement for office space in New York, New York. The monthly cost is approximately $5,000 per month. Under this agreement, which expires on June 30, 2015, the Company may terminate the agreement at any time, with 90 days advance notice. On September 27, 2013, the Company exercised the 90 days advance notice option and accordingly the lease will terminate December 31, 2013.

Litigation

The Company is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, at no less than the minimum of the range. As of September 30, 2013 and December 31, 2012, the litigation accrual was zero.

NOTE 6 – EQUITY

As of September 30, 2013, the Company had authorized and issued an aggregate of 100,000,000 shares of common stock, par value $0.001 per share. In addition, as of September 30, 2013. The Company, had authorized and issued an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of September 30, 2013, there were 21,134,744 shares of the Company’s common stock issued and 20,741,572 outstanding. As of September 30, 2013, 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

Description of our Common Stock

The holders of our common stock are entitled to one vote per share. Our Certificate of Incorporation does not provide for cumulative voting. The holders of our common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds pari passu with the holders of our Series B Convertible Preferred Stock, on an as-converted to common stock basis.

Upon liquidation, dissolution or winding-up of our company, the holders of our common stock and the holders of the Series B Convertible Preferred Stock, based on the number of shares of our common stock into which the Series B Convertible Preferred Stock is convertible, are entitled to share ratably in all assets of our company which are legally available for distribution, after payment of or provision for all actual and potential liabilities and the liquidation preference of any outstanding preferred stock bearing such a preference, of which currently there are none. The holders of our common stock have no preemptive, subscription, redemption or conversion rights.

Description of Our Series B Convertible Preferred Stock

Holders of our Series B Convertible Preferred Stock are entitled at any time to convert their shares of Series B Convertible Preferred Stock into an equal number of shares of our common stock, subject to adjustment in the event of a stock dividend, subdivision or combination of our common stock. Upon liquidation, dissolution or winding-up of our Company, the holders of our common stock and the holders of the Series B Convertible Preferred Stock, based on the number of shares of our common stock into which the Series B Convertible Preferred Stock is convertible, are entitled to share ratably in all assets of our company which are legally available for distribution, after payment of or provision for all actual and potential liabilities and the liquidation preference of any outstanding preferred stock bearing such a preference, of which currently there are none. In the event of any liquidation, dissolution or winding up of us, our assets legally available for distribution will be distributed ratably among the holders of the Series B Convertible Preferred Stock and our common stock, based on the number of shares of our common stock into which the Series B Convertible Preferred Stock is convertible. The holders of our Series B Convertible Preferred Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds, pari passu on an as-converted to common stock basis with the amount of such dividends to be distributed to the holders of our common stock immediately prior to the declaration of such dividend or distribution. The shares of Class B Convertible Preferred Stock will vote together with our common stock on all matters where stockholders are entitled to vote. The holders of shares of Series B Convertible Preferred Stock are entitled to cast an aggregate of 80.0% of the total votes that may be cast with respect to any such matter, including the election of all directors.

Equity Transactions

On September 18, 2013 (“Closing Date”), the Company issued to Walker Digital 7,667,667 shares of the Company’s common stock and 14,999,000 shares of Series B Convertible Preferred Stock resulting in Walker Digital receiving approximately 37% of the issued and outstanding shares of our common stock and all of our issued and outstanding shares of Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock may be converted into one share of common stock at any time and from time to time. Walker Digital may also receive an additional 2,166,667 shares subject to certain performance conditions. The Company received $15.4 million in connection with the Merger.

On September 18, 2013, the Company completed the closing of a private placement (the “Placement”) of units, each consisting of one newly issued share of common stock and one warrant to purchase half a share of newly issued common stock, at the price of $3.00 per unit, to unaffiliated, accredited third parties. The investors in the Placement collectively purchased 3,960,615 shares of common stock and warrants to purchase 1,980,318 shares of common stock for consideration, net of offering costs of $11.7 million. The warrants (the “Warrants”) issued to the investors are exercisable for a period of three years at a purchase price of $3.00 per share of common stock and are subject to a call that permits the Company to redeem the Warrants if the closing price of the common stock of the Company equals or exceeds $6.00 per share for any 20 trading days within any period of 30 consecutive trading days.

On July 10, 2013, the Company issued to Broadband Capital Management, LLC (“BCM”) 1,325,776 shares of restricted common stock as consideration for BCM’s services in connection with the Merger. The common stock vested on September 18, 2013. The fair value of this award amounted to $4.4 million based upon the closing stock price on the Closing date. The Company recorded the fair value of this award as a component of professional fees.

On September 18, 2013, The Company issued to each of Dr. Schiller and Mr. Nyweide 100,000 and 83,334 shares of common stock, respectively. Such shares were fully vested and issued upon the closing of the Merger. The fair value of this award amounted to $0.6 million based upon the closing stock price on the Closing date. The Company recorded the fair value of this award as a component of compensation and benefits.

On September 18, 2013, in connection with the amendment of a service agreement with a vendor pursuant to which the vendor reduced its future fees, the Company issued 1,445,000 shares of common stock to the vendor. The common stock will vest in six months from the Closing date. The Company recorded the pro rata portion of this non-employee award as a component of professional fees. The amounts recorded to such award were $0.3 million for both the three and nine months ended September 30, 2013.

Registration Rights

On September 18, 2013, upon the closing of a private placement (the “Placement”) of newly issued shares of the Company’s common stock and warrants, the Company entered into a registration rights agreement (the “Offering Registration Rights Agreement”) with the investors participating in the Placement. Under the terms of the Offering Registration Rights Agreement, the Company committed to file a registration statement covering the resale of the common stock issued in the Placement, as well as the common stock issuable on exercise of the warrants, within 30 calendar days from the Closing Date of the Placement (the “Filing Deadline”) and to use reasonable best efforts to cause the registration statement to become effective no later than the earlier of: (i) the 90th calendar day following the Closing Date, provided , that, if the Commission reviews and has written comments to the filed registration statement, then such date shall be the 180th calendar day following the Closing Date, and (ii) the 5th trading day following the date on which we are notified by the Commission that the registration statement will not be reviewed or is no longer subject to further review and comments and the effectiveness of the registration statement may be accelerated (the “Effective Deadline”).

In the Offering Registration Rights Agreement, the Company agreed to use reasonable best efforts to maintain the effectiveness of the registration statement until the earlier of (i) such time when all of the shares of common stock covered by such registration statement have been publicly sold by the holders and (ii) the date on which all of such shares are (A) sold pursuant to an effective registration statement; (B) are sold pursuant to Rule 144 under circumstances in which any legend borne by such shares are removed; or (C) such shares would be saleable pursuant to Rule 144 without restrictions on volume or manner of sale (which shall be no earlier than one (1) year from the Closing Date) (the “Effectiveness Period”). If (i) the registration statement is not filed on or prior to its Filing Deadline, (ii) the Company fails to have the registration statement declared effective prior to the Effective Deadline, or (iii) after the Effective Deadline, such registration statement ceases to remain continuously effective for more than 30 consecutive calendar days or more than an aggregate of 60 calendar days during any 12-month period (subject to certain grace periods), the Company will be liable to each holder, as partial liquidated damages, to pay an amount, payable monthly, equal to 1.0% of the aggregate purchase price paid by such holder in the Placement for the number of shares of unregistered shares registrable under the Offering Registration Rights Agreement then held by such holder. The maximum aggregate liquidated damages payable to a holder under the Offering Registration Rights Agreement is 10.0% of the aggregate amount of such holder’s investment in the Placement, and certain other limitations apply to the accrual of liquidated damages under the Offering Registration Rights Agreement. The liquidated damages pursuant to the terms of the Offering Registration Rights Agreement apply on a daily pro rata basis for any portion of a month prior to the cure of the event resulting in the incurrence of liquidated damages. The Company’s Form S-1 Registration Statement was filed with the Securities and Exchange Commission (the “SEC”) on October 17, 2013.

The Company accounts for our obligations under the Registration Rights Agreement in accordance with ASC 450 “Contingencies,” which requires us to record a liability if the contingent loss is probable and the amount can be estimated. At September 30, 2013, we have not recorded a liability pertaining to our obligations under the Registration Rights Agreement because the amount is not deemed probable.

NOTE 7 – STOCK BASED COMPENSATION

Stock Based Compensation to Non-employees

Stock-based compensation expense related to stock-based awards to non-employees is recognized as the stock-based awards are earned, generally through the provision of services. The Company believes that the fair value of the stock-based awards is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is calculated at each reporting date. On September 18, 2013, in connection with the amendment of a service agreement with a vendor pursuant to which the vendor reduced its future fees, the Company issued 1,445,000 shares of common stock to the vendor. The common stock will vest in six months from the Closing date. Stock-based compensation expense related to non-employee grants was $0.3 million for both the three and nine months ended September 30, 2013, compared to $0 for both the three and nine months ended September 30, 2012.

Stock Based Compensation to Employees

Amended and Restated 2006 Long-Term Incentive Plan (“Incentive Plan”)

The Incentive Plan provided for the issuance of up to 3,000,000 shares of the Company’s common stock. The Compensation Committee had the authority to determine the amount, type and terms of each award, but may not grant awards under the Incentive Plan, in any combination, for more than 625,000 shares of the Company’s common stock to any individual during any calendar year.

As of September 30, 2013, 1,407,342 shares of common stock remain eligible to be issued under the Incentive Plan.

On October 8, 2013, the Company amended the Incentive Plan as follows:

•	the number of shares authorized for issuance under the Incentive Plan increased from 3,000,000 to 6,000,000;

•	the number of shares that may be granted to an individual during any calendar year would be increased from 625,000 to 1,000,000; and

•	additional administrative amendments regarding certain issues arising under Section 409A of the Internal Revenue Code of 1986, as amended.

Stock Options to Employees

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

At September 30, 2013, the fair value of stock options granted by the Company has been fully amortized. A summary of the status of the Company’s stock option plans and the changes during the nine months ended September 30, 2013, is presented in the table below:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life	Intrinsic Value
Options outstanding at January 1, 2013	200,000	$3.05	4.2 years	$—
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—

Options outstanding at September 30, 2013	200,000	$3.05	3.5 years	$—

Exercisable, September 30, 2013	200,000	$3.05	3.5 years	$—

NOTE 8 – SUBSEQUENT EVENTS

On November 12, 2013, the Board of Directors authorized the Company to grant 1,375,000 stock options to executives for the purchase of its common stock, pursuant to their employment agreements. The Company has not granted these options as of the date of this report.

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

Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Form S-1 Registration Statement filed with the Securities and Exchange Commission (the “SEC”) on October 17, 2013. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We, through our wholly-owned subsidiaries, develop, license and otherwise enforce patented technologies. We generate revenues by granting intellectual property rights for the use of, or pertaining to, patented technologies. We also monetize our intellectual property through the sale of select patent assets. Patent protection is a key part of our business model, because it provides a period of exclusive ownership during which we can recoup risk capital and generate a profit from inventions. As an entrepreneurially driven entity, we are committed to a flexible approach when it comes to business models, deal terms and allocations of risk.

On July 11, 2013, we entered into an Agreement and Plan of Merger with GO Merger Sub LLC, the Company’s wholly-owned subsidiary (“Merger Sub”), Walker Digital, LLC (“Walker Digital”) and Walker Digital Holdings, LLC, a wholly-owned subsidiary of Walker Digital that has been re-named Inventor Holdings, LLC (“IH LLC”) pursuant to which, on September 18, 2013 (the “Closing Date”), Merger Sub merged with and into IH LLC (the “Merger”), with IH LLC surviving the Merger and becoming a wholly-owned subsidiary of the Company (the “Merger Agreement”). As a result of the Merger, we are now a holding company with our primary operations conducted through IH LLC, although we anticipate that IH LLC will transfer a patent licensing system to us or another of our subsidiaries.

Simultaneously with the closing of the Merger, we completed the closing of a private placement (the “Placement”) of units, each consisting of one newly issued share of common stock and one Warrant to purchase half a share of newly issued common stock, at the price of $3.00 per unit, to unaffiliated, accredited third parties. The investors in the Placement collectively purchased 3,960,615 shares of common stock and warrants to purchase 1,980,318 shares of common stock for total consideration, net of offering costs of $0.2 million, of $11.7 million . The Warrants issued to the investors are exercisable for a period of three years at a purchase price of $3.00 per share of our common stock and are subject to a call that permits the Company to redeem the Warrants if the closing price of our common stock equals or exceeds $6.00 per share for any 20 trading days within any period of 30 consecutive trading days. The Placement was made to a limited number of accredited investors and was deemed to be exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Net Income

Net loss for the three months ended September 30, 2013 was $7.1 million, as compared to net income of $1.0 million for the comparable prior period. Results for the three months ended September 30, 2013 included compensation and benefits of $1.5 million and direct costs of revenue of $0.7 million.

Results for the three months ended September 30, 2012 included compensation and benefits of $1.3 million and direct costs of revenue of $3.7 million.

Revenues

($ in millions)

	Three months Ended September 2013	Three months Ended September 30, 2012
Licensing fees	$1.0	$6.2
Patent sales	—	—

Total Revenue	$1.0	$6.2

We recognized revenues of $1.0 million for the three months ended September 30, 2013, an 85% decrease compared to $6.2 million for the comparable prior period.

We generated revenue from 1 licensing agreement for the three months ended September 30, 2013, as compared to 10 licensing agreements for the three months ended September 30, 2012. We did not generate revenues from patent sales for the three months ended September 30, 2013 and 2012, respectively.

During the three months ended September 30, 2013, we recorded revenues from 1 entertainment and video gaming licensing agreement.

During the three months ended September 30, 2012, we recorded revenues from 10 licensing agreements, including the licensing of a number of patents that describe electronic commerce, data management, online education, electronic and computer hardware, social networking and internet services and entertainment and video gaming.

Our revenue historically have fluctuated based on the number of patented technology portfolios, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights. Although revenues from one or more of our patents or patent families may be significant in a specific reporting period, we believe that none of our patents or patent families are individually significant to our licensing and enforcement business as a whole.

Cost of Revenues

($ in millions)

	Three months Ended September 2013	Three months Ended September 30, 2012
Legal and consulting contingency fees	$0.4	$2.9
Other legal and consulting fees	0.3	0.8

Total cost of revenue	$0.7	$3.7

% of total revenue	76%	59%

Legal and consulting contingent fees for the three months ended September 30, 2013 and the three months ended September 30, 2012 were $0.4 million and $2.9 million, respectively. As a percentage of revenue, legal and consulting contingent fees were 44% for the three months ended September 30, 2013 and 47% for the comparable prior period. Our legal and consulting contingent fees are dependent upon the realization of revenue.

Other legal and consulting expenses for the three months ended September 30, 2013 and for the three months ended September 30, 2012 were $0.3 million and $0.8 million, respectively. As a percentage of revenue, other legal and consulting fees were 32% during the three months ended September 30, 2013 and 12% during the three months ended September 30, 2012. The decrease in other legal and consulting fees during the three months ended September 30, 2013 as compared to the comparable prior period was mainly attributable to the number of active patent infringement and licensing cases. As of September 30, 2013 and September 30, 2012, we had 19 and 27 active patent infringement and licensing cases, respectively. Such decrease in the number of cases is consistent with the decrease in other legal, consulting and patent expenses. Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent development, licensing and enforcement activities.

General and Administrative Expenses

($ in millions)

	Three months Ended September 2013	Three months Ended September 30, 2012
Compensation and benefits	$1.5	$1.3
Professional fees	5.6	—
Patent expenses	0.2	0.2
General and administrative	0.0	0.0

Total general & administrative expenses	$7.3	$1.5

% of total revenue	764%	24%

Compensation and benefits expense for the three months ended September 30, 2013 and the three months ended September 30, 2012 were $1.5 million and $1.3 million, respectively. Compensation and benefits expense increased $0.2 million, or 12%, while total revenues decreased 85% for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The ratio of compensation and benefits to revenues was 152% for the three months ended September 30, 2013 as compared to 21% for the comparable prior period. The increase in compensation and benefits can be primarily attributable to executive bonuses earned during the three months ended September 30, 2013.

Professional fees of $5.6 million relates to merger related costs and stock-based compensation expense on awards earned concurrent with the Merger. Stock based compensation amounted to $4.8 million and $0 for the three months ended September 30, 2013 and 2012, respectively. Merger related costs amounted to approximately $0.8 million and $0 for the three months ended September 30, 2013 and 2012, respectively. Stock based compensation primarily related to the issuance of 1,325,776 shares of restricted common stock as consideration for Broadband Capital Management, LLC (“BCM”) services in connection with the Merger. The common stock vested on September 18, 2013. The fair value of this award amounted to $4.4 million based upon the closing stock price on the Closing date.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Net Income

Net loss for the nine months ended September 30, 2013 was $8.7 million, as compared to net income of $3.5 million for the comparable prior period. Results for the nine months ended September 30, 2013 included compensation and benefits of $2.1 million and direct costs of revenue of $2.1 million.

Results for the nine months ended September 30, 2012 included compensation and benefits of $2.7 million and direct costs of revenue of $10.3 million.

Revenues

($ in millions)

	Nine months Ended September 2013	Nine months Ended September 30, 2012
Licensing fees	$2.1	$15.7
Patent sales	—	1.6

Total Revenue	$2.1	$17.3

We recognized revenues of $2.1 million for the nine months ended September 30, 2013, an 87% decrease compared to $17.3 million for the comparable prior period.

We generated revenue from 6 licensing agreements for the nine months ended September 30, 2013, as compared to 27 licensing agreements for the nine months ended September 30, 2012.

We did not generate revenues from patent sales for the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013, we recorded revenues from 6 licensing agreements, including the licensing of a number of patents that describe electronic commerce, data management, electronic and computer hardware, social networking and internet services, financial services and entertainment and video gaming.

During the nine months ended September 30, 2012, we recorded revenues from 27 licensing agreements, including the licensing of a number of patents that describe electronic commerce, data management, online education, electronic and computer hardware, social networking and internet services and entertainment and video gaming.

Our revenues historically have fluctuated based on the number of patented technology portfolios, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights. Although revenues from one or more of our patents or patent families may be significant in a specific reporting period, we believe that none of our patents or patent families are individually significant to our licensing and enforcement business as a whole.

Cost of Revenues

($ in millions)

	Nine months Ended September 2013	Nine months Ended September 30, 2012
Legal and consulting contingency fees	$0.8	$6.8
Other legal and consulting fees	1.3	2.0
Electronic data set-up fees	—	1.6

Total cost of revenue	$2.1	$10.3

% of total revenue	100%	60%

Legal and consulting contingent fees for the nine months ended September 30, 2013 and the nine months ended September 30, 2012 were $0.8 million and $6.8 million, respectively. As a percentage of revenue, legal and consulting contingent fees were 39% for the nine months ended September 30, 2013 and 39% for the comparable prior period. Our legal and consulting contingent fees are dependent upon the realization of revenue.

Other legal and consulting expenses for the nine months ended September 30, 2013 and for the nine months ended September 30, 2012 were $1.3 million and $2.0 million, respectively. As a percentage of revenue, other legal and consulting fees were 61% during the nine months ended September 30, 2013 and 11% during the nine months ended September 30, 2012. The decrease in other legal and consulting fees during the nine months ended September 30, 2013 as compared to the comparable prior period was mainly attributable to the number of active patent infringement and licensing cases. As of September 30, 2013 and September 30, 2012, we had 19 and 27 active patent infringement and licensing cases, respectively. Such decrease in the number of cases is consistent with the decrease in other legal, consulting and patent expenses. Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Electronic data set-up fees during the nine months ended September 30, 2013 and during the nine months ended September 30, 2012 were $0 and $1.6 million, respectively. The decrease from the nine months ended September 30, 2013 to the comparable prior period was related to the upload of our electronic files, such fees should not be material in 2013 and beyond.

General and Administrative Expenses

($ in millions)

	Nine months Ended September 2013	Nine months Ended September 30, 2012
Compensation and benefits	$2.1	$2.7
Professional fees	5.9	—
Patent expenses	0.6	0.6
General and administrative	0.1	0.1

Total general & administrative expenses	$8.7	$3.4

% of total revenue	418%	20%

Compensation and benefits expense for the nine months ended September 30, 2013 and the nine months ended September 30, 2012 were $2.1 million and $2.7 million, respectively. Compensation and benefits expense decreased $0.6 million, or 23%, while total revenues decreased 87% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The ratio of compensation and benefits to revenues was 99% for the nine months ended September 30, 2013 as compared to 15% for the comparable prior period. The decrease in compensation and benefits can be primarily attributable to discretionary bonuses earned from the $17.3 million of revenue generated during the nine months ended September 30, 2012.

Professional fees of $5.9 million relates to merger related costs and stock-based compensation expense on awards earned concurrent with the Merger. Stock based compensation amounted to $4.8 million and $0 for the nine months ended September 30, 2013 and 2012, respectively. Merger related costs amounted to approximately $1.1 million and $0 for the nine months ended September 30, 2013 and 2012, respectively. Stock based compensation primarily related the issuance of 1,325,776 shares of restricted common stock as consideration for Broadband Capital Management, LLC (“BCM”) services in connection with the Merger. The common stock vested on September 18, 2013. The fair value of this award amounted to $4.4 million based upon the closing stock price on the Closing date.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

Liquidity and Capital Resources

Our current assets were $27.1 million at September 30, 2013 including, $26.6 million of cash. Working capital amounted to $25.6 million as of September 30, 2013.

Cash used in operating activities was approximately $0.5 million for the nine months ended September 30, 2013. Cash used in operating activities for the nine months ended September 30, 2013 resulted primarily from professional fees incurred in connection with the Merger.

Cash provided by investing activities was $15.4 million for the nine months ended September 30, 2013. The cash provided by investing activities during the nine months ended September 30, 2013 consisted principally of cash received in connection with the Share Exchange.

Cash provided by financing activities was $11.7 million for the nine months ended September 30, 2013. The cash provided by financing activities during the nine months ended September 30, 2013 consisted of the issuance of 3,960,615 shares of common stock and warrants to purchase 1,980,318 shares of common stock for $11.7 million of cash consideration, net of offering costs, to investors on September 18, 2013.

Contractual Obligations

We have no significant commitments for capital expenditures in 2012 or as of September 30, 2013. We have no committed lines of credit or other committed funding or long-term debt.

Off-Balance Sheet Transactions

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013,

management, consisting principally of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and has determined that such controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description

10.35	Amended and Restated 2006 Long-Term Incentive Plan, effective November 11, 2013 incorporated by reference to Exhibit A to the joint written consent appearing as Exhibit A to the Information Statement on Schedule 14C filed with the SEC on October 21, 2013.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Press release dated November 14, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATENT PROPERTIES, INC.

Dated: November 14, 2013	By:	/s/ Jonathan Ellenthal
Jonathan Ellenthal
Vice Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2013	By:	/s/ Karen Romaine
Karen Romaine
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.35	Amended and Restated 2006 Long-Term Incentive Plan, effective November 11, 2013 incorporated by reference to Exhibit A to the joint written consent appearing as Exhibit A to the Information Statement on Schedule 14C filed with the SEC on October 21, 2013.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Press release dated November 14, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.