Form 10-K
period 2013-12-31
Patent Properties, Inc.
filed 2014-03-31
CIK 1294649

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _________________

Commission file number: 001-33700

PATENT PROPERTIES, INC.

(Exact name of Registrant as Specified in Its Charter)

DELAWARE	30-0342273
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

Two High Ridge Park Stamford, CT	06905
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(203) 461-7200

Securities Registered Pursuant To Section 12 (b) Of The Act:

Securities Registered Pursuant To Section 12 (g) Of The Act:

Common Stock, Par Value $0.001 Per Share

Name of each exchange on which registered:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes  ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The aggregate market value of the shares of common stock, par value $0.001 per share, of the registrant held by non-affiliates on June 30, 2013 was $10,324,541.

There were 20,741,572 shares of common stock of the registrant outstanding as of March 24, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “Patent Properties,” “we,” “us” or “our” are references to Patent Properties, Inc. (f/k/a GlobalOptions Group, Inc.). In addition, references to “Walker Digital” or “WD” are references to Walker Digital, LLC, a Delaware limited liability company and the controlling shareholder of the Company, references to “Walker Licensing” are to the prior business segment known as Walker Digital Licensing and Enforcement and references to “Walker Holdings” are to the holding company organized in connection with our merger with the acquisition of that segment in September 2013, respectively.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information relating to Patent Properties, Inc. that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this From 10-K, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this Form 10-K as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

Item 1.      Business.

Corporate History

In 2010, we sold our four previous operating units and determined that, following those transactions, we were a “shell company” as defined in Rule 12b-2 of the Exchange Act. As a result of the Merger described below, we ceased to be a shell company.

In connection with an Agreement and Plan of Merger dated as of July 11, 2013, Walker Holdings was formed as a limited liability company in the State of Delaware on June 3, 2013. Immediately prior to the closing of the related merger (the “Merger”) on September 18, 2013 (the “Closing Date”), Walker Digital, then the sole member of Walker Holdings, contributed Walker Licensing, a segment of Walker Digital, to Walker Holdings. Upon the closing of the Merger, our newly formed, wholly-owned subsidiary (“Merger Sub”) merged with and into Walker Holdings, and Walker Holdings became our wholly-owned subsidiary. Immediately following the Merger, the business of Walker Holdings became the business of the Company. Subsequent to the Closing Date, Walker Holdings changed its name to Inventor Holdings, LLC (“IH LLC”).

Overview

Business Overview

We develop and commercialize the patent and other intellectual property assets created by Walker Digital, the research and development lab founded and led by inventor and entrepreneur Jay Walker. Mr. Walker, best known as the founder of Priceline.com, has twice been named by TIME magazine as “one of the top 50 business leaders of the digital age” and currently ranks as the world’s 11th most patented living individual, based on U.S. patent issuances according to Wikipedia.

Since its inception in 1993, Walker Digital set out to create entirely new business solutions to unlock unrealized value for consumers and businesses. Walker Digital has focused its energies on creating intellectual property to solve large and complex problems in multiple industries located at the intersection of large-scale digital networks and human behavior. Over the past 20 years, Walker Digital has created what is now a broad portfolio of inventions. It has also invested substantial time and financial resources to secure patent rights for these innovative business solutions, whenever appropriate. All of the patents we own through IH LLC f/k/a Walker Holdings were developed internally by Walker Digital, with Jay Walker as the lead inventor named on almost all patents issued. All improvements to these assets, together with any intellectual property produced in connection with the patent licensing system we are developing, will also be assigned pursuant to an Invention Assignment Agreement with Mr. Walker. While the terms of the Invention Assignment Agreement do not entitle us to any other intellectual property Mr. Walker may develop in the future, in view of his significant equity position in the Company and the Company’s platform for the protection of the intellectual property it holds, Mr. Walker may nevertheless determine to develop and commercialize intellectual property through the Company. The terms and conditions of any such transaction would be negotiated between Mr. Walker and our Audit Committee at the time of such determination.

Throughout its history, Walker Digital has pursued a flexible and multi-pronged monetization strategy for its many inventions - commercialization, partnership and enforcement - so as to maximize returns on its investments. Going forward, we intend to continue to employ the same strategies to derive maximum value from our intellectual property, including but not limited to:

•	Commercialization – Independently commercialize our intellectual property through the creation of de novo businesses;
•	Partnership – Form strategic partnerships with operating companies to commercialize and bring to market certain inventions; and,
•	Enforce – Enforce and protect our intellectual property rights through litigation and licensing activities.

Strategy

Commercialization

Over the past 20 years, Walker Digital and Jay Walker launched several operating companies to commercialize its inventions in sectors including e-commerce, gaming, publishing, retailing, and education, among others. These companies, including Priceline.com and Synapse Group, Inc., have collectively generated billions in shareholder value and created thousands of new jobs since beginning operations as a start-up.

Most notably, in 1998, Mr. Walker founded Priceline.com, which established a new market for the sale and purchase of airline tickets and other services, based on a series of innovations developed at Walker Digital in the preceding years. Similarly, Mr. Walker commercialized ideas he co-developed through the founding of Synapse Group, which transformed the sale of magazine subscriptions from a fixed-term product to an open-ended service (similar to Internet access, cable TV and wireless service). Synapse Group was purchased by Time Inc. in 2001 for a price in excess of $500 million. The company is now one of the world’s largest magazine subscription agencies, which has served tens of millions of customers.

In both instances, these businesses addressed fundamental inefficiencies in decades-old industries and used digital innovations developed and patented by Mr. Walker to introduce disruptive business models that transformed how these industries operated. We have no ownership interest in Priceline.com or Synapse Group. We are currently in the process of developing a new business based on Mr. Walker’s intellectual property (with a pending patent application), which we believe, if successful, could solve certain pricing inefficiencies and discontinuity between participating parties in the patent licensing industry.

Partnerships

In the future, we may determine that a third party would be more capable of taking the operational lead and delivering our inventive solutions to the marketplace. By relying on a partner with existing distribution and operational resources to scale our solutions more efficiently than we could otherwise accomplish on our own, we may be able to generate greater returns for our shareholders. As of the date hereof, we do not have any specific plans to enter into any partnerships. The historical revenues presented in our carve-out financials, do not include revenues from partnerships.

Walker Digital’s past efforts include multiple partnerships involving companies such as International Game Technology, WMS Industries, Vendmore Systems and others that have collectively generated well in excess of $100 million in revenue and third party investments over the past seven years. The revenue generated from these partnerships resulted from the sale of certain assets and licenses to others. To the extent that IGT, WMS, Vendmore and others entered into license agreements with Walker Digital, almost all of the patents licensed have been assigned to Inventor Holdings, LLC, a wholly-owned subsidiary of Patent Properties.

Intellectual Property Enforcement

All of our intellectual property assets were created with the goal of solving business problems, with the intent to achieve commercial status. However, it is our belief that many of our inventions have become part of the commercial activities of other businesses without having been licensed, depriving us of value creation opportunities. As a result, patent enforcement activities are a central part of our business strategy. Since April 2011, Walker Digital has filed 51 patent infringement lawsuits against 188 defendants involving 54 patents in suit. These enforcement efforts have resulted in over $64 million in gross revenue, settlement income and patent sales proceeds to date, including $19.75 million in proceeds from patent sales and $44.3 million in settlement income/licensing revenue. None of this revenue was derived from partnership relationships. There are currently 19 litigation matters in the US District Court in Delaware. We expect to expand our enforcement activities to other patents in our portfolio and other unlicensed users of those patents that have previously been asserted in litigation. Our litigations are disclosed herein.

Intellectual Property/Patent Portfolio Overview

Our patent portfolio currently consists of 401 granted patents, as well as 79 pending patent applications, naming Mr. Walker as inventor.

Our patents describe inventions in areas such as authentication techniques, internet search, social networking and advertising and online transactions, among many others. They are relevant to a broad array of large and growing industries including data management, e-commerce, electronic and computer hardware, social networking and internet services, financial services, entertainment and video gaming, online education, manufacturing, security and state lotteries.

Furthermore, to optimize the quality of our intellectual property, Walker Digital employed or retained what we believe to be are well qualified patent attorneys to work hand in hand with inventors at every stage of the patent procurement process, from ideation, through drafting, prosecution and appeals. We intend to continue to build the invention portfolio under Mr. Walker’s leadership and also believe there are valuable un-asserted claims within the portfolio. We will file for additional patent protection based on some of our existing patents and patent applications when appropriate. In addition, all of our employees enter into confidentiality agreements with us, which includes a provision governing the assignment of inventions.

A list of our current patents can be found on our website at www.patentproperties.com, as well as on the Internet website of the U.S. Patent and Trademark Office.

Overview of Patent Licensing Platform

We are currently in the process of developing in-house, an entirely new digitally-driven business system to establish a patent licensing platform. Although we have not yet completed development of the system and while no assurances may be given that it will be completed and able to be commercialized to create value for us, we believe that patent licensing is a large market characterized by significant price inefficiency and discontinuity between the participating parties. We believe an innovative, digitally-driven business system could create significant value for all participants, including Inventors/Patent Owners/Licensors and Patent Users/Licensees. It is a problem that we believe we are well- positioned to solve given Walker Digital’s track record of innovation, first-hand experience in intellectual property licensing and monetization, and long-term relationships with large corporations, research institutions, universities, inventors and others that will form the ecosystem of the business being built. Our solution will rely on proprietary software and “Big Data” analytical tools that have only recently become available and affordable. As of March 2014, the Company has developed the specifications for the licensing system and the products associated with it, hired a chief technology officer to oversee continued development activities and appointed a best-in-class vendor who is expected to supply several critical components of the system.

Competition

We expect to encounter competition from others seeking to license or sell intellectual property. This includes an increase in the number of competitors seeking to license or sell similar patents and technologies.

Other companies may develop competing technologies and offerings that may provide better or less expensive alternatives to our patented technologies that we may license or sell and our services. Many potential competitors may have significantly greater resources than we do. Technological advances or entirely different approaches developed by one or more of our competitors could render certain of the technologies owned and services to be provided obsolete and/or uneconomical.

Employees

We have 13 full-time employees. In addition, although he is not an employee, Mr. Walker has and will continue to devote substantial, but not all, of his working effort to us. Over the course of the next twelve months, we anticipate hiring up to ten additional employees to support our business, including the development of our new patent licensing platform. Any future hiring decisions will be on an as-needed basis, based upon projected research and development activities. At this time we believe our staffing is sufficient for our current operations.

Executive Officers of Our Company

Because the Proxy Statement for our Annual Meeting of Shareholders will not contain information with respect to all executive officers of the Company, set forth below is the information with respect to our executive officers:

Name	Age	Position
Jonathan Ellenthal	48	Vice Chairman and Chief Executive Officer
Jonathan Siegel	56	Chief Administrative Officer, General Counsel and Secretary
Karen Romaine	49	Chief Financial Officer

Jonathan Ellenthal, Vice Chairman of the Board of Directors, Chief Executive Officer, was the Chief Executive Officer of Walker Digital Management, LLC, a wholly-owned subsidiary of Walker Digital, since 2008. He continues to serve as a Director for many of Walker Digital’s subsidiaries and collaborates with Jay Walker on all new business designs and the strategic direction of the company. Since early 2011, Mr. Ellenthal has also been a Partner in TEDMED, LLC. As the exclusive licensee of the globally recognized TED brand for the field of health and medicine, TEDMED focuses entirely on innovation and breakthrough thinking in service of a healthier future. In 2011, he became a member of the Board of Directors of Affinion Group, Inc., a customer engagement and loyalty company, with more than 70 million customers worldwide.

Prior to joining Walker Digital in 2008, Mr. Ellenthal was the Chief Executive Officer of Synapse Group, Inc., a direct marketing subsidiary of Time Inc., and served in a variety of senior leadership roles at Synapse before becoming CEO. Mr. Ellenthal is a Trustee of the Wilton Family Y in Wilton, Connecticut, and a board member of the local chapter of Young Presidents’ Organization, Inc. He holds a B.A. from Wesleyan University in Middletown, Connecticut.

Jonathan A. Siegel, Chief Administrative Officer, General Counsel and Secretary, effective February 14, 2014. Prior to joining the Company, Mr. Siegel was Investment Manager and Legal Counsel for Bentham Capital, LLC, a litigation finance company providing funding for large commercial and patent disputes, from March 2013 to January 2014, and a consultant from November 2012 to February 2013. He served as Chief Administrative Officer, General Counsel and Chief Privacy Officer of Alclear, LLC, a biometric secure identification service, from June 2010 to June 2012. From March 2009 to April 2011 he served as Mayor of Irvington, New York and served as Trustee of Irvington prior to his election as Mayor. From December 1999 to January 2008, Mr. Siegel was employed by Synapse Group, Inc., a direct marketing company co-founded by Jay Walker, most recently as Executive Vice President Publisher Relations and Legal Affairs. From 1994 to 1999 he served in various capacities for Brandt, Inc, a manufacturer of currency counting equipment, including as Executive Vice President and General Counsel and a board member. Mr. Siegel was Vice President and Associate General Counsel of Trian Group, LP, a merchant bank, from 1987 to 1994. He was a corporate associate at Rosenman & Colin LLP from 1983 to 1987. He received his BA from Colgate University in 1979 and his JD from The University of Chicago Law School in 1983. He is admitted to practice in New York.

Karen Romaine, Chief Financial Officer, prior to the closing of the Merger, was the Chief Financial Officer and General Manager of Walker Digital Management, LLC, responsible for the financial management and various business operations for Walker Digital and its subsidiaries. She was also responsible for overseeing human resources, office administration and information technology services. Ms. Romaine joined Walker Digital in October 2006. Ms. Romaine is a Certified Public Accountant with 25 years of experience in finance management. Ms. Romaine began her career with the public accounting firm of Arthur Andersen. She subsequently established her career while employed by a New York based proprietary college, Technical Career Institutes, Inc., where she was employed for 15 years and served in numerous senior-level positions. She was initially hired as Controller, promoted to the roles of Treasurer and CFO and ultimately assumed the role of President. Ms. Romaine joined Technical Career Institutes, Inc. in 1992. She serves as a member of the College’s Board of Directors, as well as the Chair of its Audit Committee. Ms. Romaine graduated from Muhlenberg College in 1987 with a BA degree.

Item 1A. Risk Factors.

In addition to the other information in this Form 10-K, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this on Form 10-K or that we have made or will make elsewhere.

Risks Related to our Company, our Business and our Industry

Our financial and operating results may be uneven.

Our quarterly operating results may fluctuate substantially. As such, our operating results will be difficult to predict, and you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our revenue goals include the progress and status of our litigations, including settlement negotiations, our ability to protect and enforce our intellectual property rights, changes in demand for products that incorporate our inventions, revenue recognition principles, and changes in accounting policies.

Pre-Merger, our financial results were prepared on a carve-out basis and are not indicative of actual operating results and may not be indicative of future operating results.

Prior to the Merger, our consolidated financial statements were prepared on a “carve-out” basis from Walker Digital’s accounts and reflected the actual historical accounts directly attributable to Walker Licensing, together with allocations of costs and expenses. The financial statements may not reflect what the results of operations, financial position, and cash flows would have been had Walker Licensing operated as an independent entity. The consolidated financial statements are based on significant assumptions and allocations and are not indicative of our actual performance and may not be indicative of our future performance.

We may be considered a “personal holding company” and may be required to pay personal holding company taxes, which would have an adverse effect on our cash flows, results of operations and financial condition.

Under the Internal Revenue Code, any corporation that qualifies as a “personal holding company” may have to pay personal holding company taxes in addition to regular income taxes. A corporation qualifies as a personal holding company for a given tax year if (1) at any time during the last half of that tax year more than 50.0% of the value of its outstanding stock is held by five or fewer individuals and (2) at least 60.0% of the company’s adjusted ordinary gross income constitutes “personal holding company income.” We may be subject to personal holding taxes in the future. Whether we will be a personal holding company for subsequent years will depend upon whether the share ownership and company adjusted gross income requirements are satisfied. If we no longer satisfy the stock ownership requirement for personal holding company status, our ability to demonstrate that we are no longer a personal holding company may nevertheless be limited, as doing so may require the cooperation of our direct and indirect stockholders. Further, our shares are not currently subject to ownership restrictions that would help us establish that we did not satisfy the stock ownership requirement for personal holding company status. As a personal holding company, our undistributed personal holding company income, which is generally taxable income with certain adjustments, including a deduction for U.S. federal income taxes and dividends paid, will be taxed at a rate of 20.0% (in addition to regular corporate taxes) under current law. Any payment of personal holding company taxes by us will have an adverse effect on our cash flows, results of operations and financial condition and may have an adverse effect on the value of our stock.

Our preferred shares bear disproportionate voting rights.

The holders of our preferred shares have the right to cast 80.0% of the votes to be cast on any matter involving a stockholder vote, including the election of all directors. All of our preferred shares are held by Walker Digital, and Walker Digital holds additional shares of our common stock, entitling it to cast in excess of 80.0% of the votes entitled to be cast with respect to any matter on which our stockholders are entitled to vote. Accordingly, the holders of our preferred shares are able to maintain control of all actions taken by us, including the election of our directors.

New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue.

We expect to spend a significant amount of resources to enforce our patents. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office (the “USPTO”), or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue and any reductions in the funding of the USPTO could negatively impact the value of our assets. United States patent laws have been amended by the Leahy-Smith America Invents Act, or the America Invents Act. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. At this time, it is not clear what, if any, impact the America Invents Act will have on the operation of our enforcement business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

Congress is currently considering a bill that would require non-practicing entities that bring patent infringement lawsuits to pay legal costs of the defendants if the lawsuits are unsuccessful. It is not known when, or if, this legislation will be passed.

In addition, the U.S. Department of Justice (“DOJ”) has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact the ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

Finally, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

In order to grow, we may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, and/or development of new technologies or other competitive factors require us to invest significantly greater resources than anticipated in our patent development efforts, our operating expenses could increase. If we are required to invest significantly greater resources than anticipated in patent development efforts without an increase in revenue, our operating results could decline. We expect these expenses to increase in the foreseeable future as our technology development efforts continue. With respect to our current personnel, the majority are performing managerial and administrative roles and only three individuals are actively engaged in research and development activities. We plan to hire further research and development personnel in the future, although there can be no assurance that we will be able to identify and attract qualified candidates on terms satisfactory to us.

If we are not able to adequately protect our patent rights, our business would be negatively impacted.

We believe our patents are valid, enforceable and valuable. Notwithstanding this belief, third parties may make claims of invalidity with respect to our patents, and such claims could give rise to material additional costs, jeopardize or substantially delay a successful outcome of litigation we are or may become involved in, divert resources away from our other activities, or otherwise materially and adversely affect our business. Similar challenges could also prevent us from obtaining additional patents in the future. Even if we are successful in enforcing our rights, our patents may be less valuable than we currently expect. These risks may be heightened in countries other than the United States, and may be negatively affected by the fact that legal standards in the United States and elsewhere for protection of intellectual property rights in Internet-related businesses are uncertain and still evolving. In addition, there are a significant number of United States and foreign patents and patent applications in our areas of interest, and we expect that significant litigation in these areas will continue, and will add uncertainty to the value of certain patents and other intellectual property rights in our areas of interest. If we are unable to protect our intellectual property rights or otherwise realize value from them, our business would be negatively affected.

More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO.

We hold numerous pending patents applications and we will prosecute additional patent applications. We have identified a trend of increasing patent applications each year, which may result in longer delays in obtaining approval of pending patent applications. The application delays could cause delays in recognizing revenue from these patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

The fixed terms of patents limit our business opportunity.

Patents have fixed terms. If we fail to create value from our patents prior to their expiration, our litigation opportunities will be eliminated, which would negatively impact our financial condition and results of operations.

Future innovations could make our patents obsolete.

Our success depends, in part, on continued demand for products that incorporate our patented inventions. Changes in technology or customer requirements could render these patented inventions obsolete or unmarketable.

Focusing our business model on realizing the value of our intellectual property is a recent initiative and may not result in anticipated benefits.

We have a limited operating history and a limited track record with respect to our intellectual property licensing and enforcement business, which could make it difficult to evaluate our future prospects. We will encounter risks and difficulties frequently experienced by companies with evolving business strategies. If we do not manage these risks successfully, our business and operating results will be adversely affected. In addition, our intellectual property strategy may have other adverse consequences, such as employee attrition, the loss of employees with valuable knowledge or expertise or a negative impact on employee morale. Our strategy may place increased demands on our personnel and could adversely affect our ability to attract and retain talent and to perform our accounting, finance and administrative functions. We may not realize all of the anticipated benefits of our strategies.

We will seek to internally develop additional new inventions and intellectual property, which would take time and would be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of our investments in such activities.

Jay Walker has significant experience as an inventor. As such, we expect that part of our business will include the internal development of new inventions or intellectual property relating to assets transferred to us in the Merger or the patent licensing system we are currently developing that we will seek to monetize. However, this aspect of our business would likely require significant capital and would take time to achieve. Such activities could also distract our management team from its other business initiatives, which could have a material and adverse effect on our business. There is also the risk that our initiatives in this regard would not yield any viable new inventions or technology, which would lead to a loss of our investments in time and resources in such activities.

We cannot be certain that patents will be issued as a result of any future applications, or that any of our patents, once issued, will provide us with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. Our failure to obtain or maintain intellectual property rights for our inventions would lead to the loss of our investments in such activities, which would have a material and adverse effect on our company.

Our Invention Assignment Agreement with Jay Walker Only Relates to Improvements to the Assets Transferred to Us in the Merger and the Patent Licensing System We are Developing

Pursuant to the terms of the Invention Assignment Agreement we have entered into with Jay Walker, we have been granted rights only in connection with improvements to the assets transferred to us in the Merger and the patent licensing system we are developing. Accordingly, we may not be entitled to any other intellectual property Mr. Walker may develop in the future, including intellectual property that Mr. Walker may choose to monetize and commercialize other than through Patent Properties. Stockholders in the Company should not expect that Mr. Walker will seek to develop or commercialize intellectual property for the benefit of Patent Properties, other than as explicitly provided for in the Invention Assignment Agreement, which may affect the value placed on the Company by industry analysts or other investors, which would likely affect the price at which our Common Stock trades in the public market.

We will depend on key individuals, including Jay Walker.

Our future success depends largely upon the service of our new directors, executive officers and other key management and technical personnel, including Jay Walker. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel with specialized patent, engineering and other skills. The market for such talent in our industry is extremely competitive. Our ability to attract and retain qualified personnel could be affected by any adverse decisions in any litigation or arbitration and by our ability to offer competitive cash and equity compensation and work environment conditions. The failure to attract and retain such persons with relevant and appropriate experience could interfere with our ability to enter into new license agreements and undertake additional technology and product development efforts, as well as our ability to meet our strategic objectives.

Our technology development activities may experience delays.

We may experience technical, financial, resource or other difficulties or delays related to the development of our patents and businesses. Delays may have adverse financial effects and may allow competitors with comparable technology offerings to gain an advantage over us. There can be no assurance that our development efforts will ultimately be successful. Moreover, certain of our technologies have not been fully tested in commercial use, and it is possible that they may not perform as expected. In such cases, our business, financial condition and operating results could be adversely affected, and our ability to secure licensees and other business opportunities could be diminished.

Changes in interpretations of patent law could adversely impact our business.

Our success in reexamination and enforcement proceedings will rely in part on the uniform and historically consistent application of patent laws and regulations. The courts’ interpretations of patent laws and regulations continue to evolve, and the courts may continue to alter or refine their application of laws and regulations. Changes or potential changes in judicial interpretation could have a negative impact on our ability to monetize our patent rights. Our ability to achieve and enforce litigation settlements, often in the form of license and/or patent sale agreements, may also be impacted by judicial interpretation. Further, such judicial interpretation may have unforeseeable collateral consequences, including affecting rights of our contractual counter partners and others holders not party to the matter being considered by such court.

Setbacks in defending and enforcing our patent rights could cause our revenue and cash flow to decline.

Our assets include patents that will be integral to our business and revenues. Competitors may challenge the validity, scope, enforceability and ownership of those patents. Their challenges may include reexamination requests in the relevant patent and trademark office. Reexamination proceedings are costly and time-consuming, and we cannot predict their outcome or consequences. Such proceedings may narrow the scope of our claims or may cancel some or all of our claims. If some or all of our patent claims are canceled, we could be prevented from enforcing or earning future revenues from such patents. We cannot assure that the validity and enforceability of our patents will be maintained or that our patents will be determined to be applicable to any particular product or standard. Even if our claims are not canceled, enforcement actions against alleged infringers may be stayed pending resolution of reexaminations, or courts or tribunals reviewing our patent claims could make findings adverse to our interests based on facts presented in reexamination proceedings. Irrespective of outcome, reexamination challenges may result in substantial legal expenses and diversion of management’s time and attention away from our other business operations. Adverse decisions could limit the value of our inventions or result in a loss of our proprietary rights, which could negatively impact our stock price, our results of operations, our cash flows, our business and our financial position.

Our business depends on a number of costly litigation, arbitration and administrative proceedings to enforce our intellectual property rights.

The cost of enforcing, protecting and defending our intellectual property will be significant. Our business model requires litigation to enforce our intellectual property rights. In addition, third parties could commence litigation against us seeking to invalidate our patents or obtain a determination that our patents are not infringed, are not essential, are invalid or are unenforceable. As a result of any such litigation, we could lose our proprietary rights.

Historically, our revenue has been generated from settling litigation matters.

The revenues we have generated were the result of settlement negotiations with certain defendants in connection with patent infringement cases. In the past, these revenues were one-time payments made under non-exclusive license agreement entered into by us and the defendants to settle such disputes. For the years ended December 31, 2012 and 2013, the amount of revenue we derived from counterparties representing more than 10% of our total revenues was 52% (with one counterparty representing 40% and a second representing 12%) and 89% (with three counterparties representing 46%, another 28% and a third 15%), respectively. We cannot assure you that all such current disputes or any future disputes will be settled in such a manner as to generate significant revenues in the future.

Trial judges and juries often find it difficult to understand complex patent enforcement litigation, and as a result, we may need to appeal adverse decisions by lower courts in order to successfully enforce our patents.

It is difficult to predict the outcome of patent enforcement litigation at the trial level. It is often difficult for juries and trial judges to understand complex, patented technologies, and as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed revenue. Although we plan to diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.

Our patent enforcement actions will be prosecuted almost exclusively in federal court. Federal trial courts that hear patent enforcement actions also hear criminal cases. Criminal cases always take priority over our actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings before federal judges, and as a result, we believe that the risk of delays in our patent enforcement actions will have a greater effect on our business in the future unless this trend changes.

In connection with patent enforcement actions that we may conduct, a court may rule that we have violated certain statutory, regulatory, federal, local or governing rules or standards, which may expose us to certain material liabilities.

In connection with our patent enforcement actions we intend to bring or maintain, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if we are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm our operating results and our financial position.

Our litigation may be time-consuming, costly and we cannot anticipate the results.

We expect to spend a significant amount of our financial and management resources to pursue litigation matters. We believe that these litigation matters and others that we may in the future determine to pursue could continue for years and consume significant financial and management resources. The counterparties to our litigation matters are all large, well-financed companies with substantially greater resources than us. We cannot assure you that any of our litigation matters will result in a favorable outcome for us. In addition, even if we obtain favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the dispute. Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects which could encumber our ability to develop and commercialize products.

Technology company stock prices are especially volatile, and this volatility may depress the price of our common stock.

The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

•	announcements of developments in our patent enforcement actions;

•	developments or disputes concerning our patents;

•	our or our competitors’ technological innovations;

•	variations in our quarterly operating results;

•	our failure to meet or exceed securities analysts’ expectations of our financial results;

•	a change in financial estimates or securities analysts’ recommendations;

•	changes in management’s or securities analysts’ estimates of our financial performance;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents; and

•	failure to complete significant transactions.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience and is generally unfamiliar with the requirements of the United States securities laws, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who constitute our senior management team have had limited responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties, distract our management from attending to the growth of our business.

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

The burdens of being a public company may adversely affect our ability to pursue litigation.

As a public company, our management must devote substantial time, attention and financial resources to comply with U.S. securities laws. This may have a material adverse effect on management’s ability to effectively and efficiently pursue litigation as well as our other business initiatives. In addition, our disclosure obligations under U.S. securities laws require us to disclose information publicly that will be available to future litigation opponents. We may, from time to time, be required to disclose information that may have a material adverse effect on our litigation strategies. This information may enable our litigation opponents to develop effective litigation strategies that are contrary to our interests.

Risks Related to our Common Stock

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.”

Pursuant to Rule 144 under the Securities Act, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were, until the consummation of the Merger, a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date on which the information that is required by Form 10 to register our securities under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is filed with the Commission. Therefore, any restricted securities we have sold or sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose, will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of the Form 10 information on September 24, 2013 and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our prior status as a “shell company” could prevent us in the future from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.

We may not qualify to meet listing standards to list our stock on an exchange.

The Commission approved listing standards for companies using reverse acquisitions, or reverse shell mergers, to list on an exchange, which may limit our ability to become listed on an exchange. We are considered a reverse merger company (i.e., an operating company that became an Exchange Act reporting company by combining with a shell Exchange Act reporting company) that cannot apply to list on NYSE, NYSE MKT or Nasdaq until our stock has traded for at least one year on the U.S. OTC market, a regulated foreign exchange or another U.S. national securities market following the filing with the Commission or other regulatory authority of all required information about the merger, including audited financial statements. We would be required to maintain a minimum $4 share price ($2 or $3 for NYSE MKT) for at least thirty (30) of the sixty (60) trading days before our application and the exchange’s decision to list. We would be required to have timely filed all required reports with the Commission (or other regulatory authority), including at least one annual report with audited financials for a full fiscal year commencing after filing of the above information. To the extent that we cannot qualify for a listing on an exchange, our ability to raise capital will be diminished.

Because we would are considered a reverse merger company, we may not be able to attract the attention of brokerage firms.

Additional risks may exist since we are considered a reverse merger company. Securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The Commission has adopted regulations which generally define so-called “penny stocks” as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our shares of common stock would be deemed to be a “penny stock” based upon the price of our common stock as of March 17, 2014 and as such are subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 exclusive of the value of their principal residence or annual income exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our shares of common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock was exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock if the Commission finds that such a restriction would be in the public interest.

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

These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions that you desire. The anti-takeover defenses in our Certificate of Incorporation and By-laws could discourage, delay or prevent a transaction involving a change in control of our company. These deterrents could adversely affect the price of our common stock and make it difficult to remove or replace members of our Board or management.

We are a “controlled company” within the meaning of the Nasdaq and NYSE MKT rules and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements.

Walker Digital controls a majority of our voting stock. As a result, we are a “controlled company” within the meaning of Nasdaq and NYSE MKT corporate governance standards. Under the Nasdaq rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company”, and if we are listed on Nasdaq we expect to utilize exemptions relating to certain Nasdaq corporate governance requirements, including:

•	The requirement that we have a Nominating Committee that is composed entirely of independent directors;

•	The requirement that we have a Compensation Committee that is composed entirely of independent directors; and

•	The requirement for an annual performance evaluation of the Nominating and Compensation Committees.

The NYSE MKT has similar rules and exemptions with respect to controlled companies, which we expect to utilize if we are listed on the NYSE MKT. As a result of these exemptions, we anticipate that, if we are still a controlled company at the time that we apply to be listed on the Nasdaq or the NYSE MKT, our Nominating and Compensation Committees will not consist entirely of independent directors and that we will not be required to have an annual performance evaluation of the Nominating and Compensation Committees. Accordingly, a holder of our common stock would not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq or NYSE MKT corporate requirements.

Item 1B.	Unresolved Staff Comments.

None.

Item2.	Properties.

Our Connecticut office, which serves as our corporate headquarters, is located at Two High Ridge Park, Stamford, Connecticut. We lease space pursuant to a Shared Services Agreement with Walker Digital. The Walker Digital lease will expire in September of 2015. The annual rent for the office space occupied by us is approximately $80,000. We believe that our existing facilities are adequate to accommodate our current business needs.

Item 3.	Legal Proceedings.

Below is a brief description of material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of their property is the subject.

On April 11, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 6,199,014 in the United States District Court for the District of Delaware, Docket No. 11-309. The complaint was filed against Apple, Inc., BMW of North America LLC, Google, Inc., Mapquest, Inc. Mio Technology USA, Tom Tom, Inc., Telenav, Inc., Blusens Technology S.C., NDrive, Inc., Navman Wireless Holdings LP, Microsoft Corporation and Samsung Electronics. The complaint seeks damages and a permanent injunction. Following early stages of discovery, Walker Digital voluntarily dismissed BMW of North America LLC, Mapquest Inc., Mio Technology USA, Tom Tom, Inc., TeleNav Inc., Blusens Technology S.C., NDrive, Inc., and Navman Wireless Holdings, LP, without prejudice. Samsung Electronics and Apple, Inc., entered into a license agreement with Walker Digital on June 27, 2011 and were subsequently dismissed as defendants. Following claim construction, Walker Digital voluntarily dismissed Microsoft Corporation.

On April 11, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 7,801,802 in the United States District Court for the District of Delaware, Docket No. 11-311. A complaint was filed against Google, Inc., Yahoo! Inc., and Microsoft Corporation. The complaint seeks damages and a permanent injunction. Yahoo! Inc. entered into a license agreement with Walker Digital on July 11, 2012 and the case was dismissed against Yahoo! Inc.

On April 11, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patents 5,884,272 and 5,884,270 in the United States District Court for the District of Delaware, Docket No. 11-318. The complaint was filed against MySpace, Inc., News Corporation, Friendster, Inc., LinkedIn Corporation, Buckaroo Acquisition Corporation, Criterion Capital Partners LP, Google, Inc., Tagged, Inc., and Facebook, Inc. The complaint seeks damages and a permanent injunction. Walker Digital has entered into a settlement agreement with Facebook, Inc. on July 12, 2011, Tagged, Inc. on June 22, 2012, MySpace, Inc. on December 9, 2011, Friendster, Inc. on March 12, 2012, and LinkedIn, Inc. on May 20, 2013. Walker Digital has subsequently dismissed each settling party respectively from this matter. On October 4, 2013, Google, Inc. filed a petition for review with the Patent and Trademark Officer regarding certain claims of U.S. Patent 5,884,270.

On April 11, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patents 6,138,105 and 6,601,036 in the United States District Court for the District of Delaware, Docket No. 11-320. The complaint was filed against American Airlines, Inc., Amazon, Inc., Best Buy Co., Inc., Bestbuy.com, LLC, BBY Solutions, Inc., Dell, Inc., Delta Airlines, Inc., Expedia, Inc., Hewlett-Packard Company, Sony Electronics, Inc. and Wal-Mart Stores, Inc. The complaint seeks damages and a permanent injunction. Dell, Inc. entered into a settlement agreement with Walker Digital on July 12, 2011 and was subsequently dismissed by Walker Digital from this matter. After further review of the alleged infringing product, Walker Digital voluntarily dismissed Best Buy Co., Inc., BBY Solutions, Inc., and Sony Electronics, Inc. American Airlines was discharged from bankruptcy on December 9, 2013 and Walker Digital subsequently dismissed them from this matter.

On April 11, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 6,263,505 in the United States District Court for the District of Delaware, Docket No. 11-321. The complaint was filed against Ayre Acoustics, Inc., Best Buy Co., Inc., D&M Holdings U.S. Inc., Denon Electonics (USA), LLC, Funai Corporation, Inc., Haier America Trading, LLC, Harman International Industries, Inc., JVC Americas Corporation, LG Electronics USA, Inc., Marantz America, Inc., Onkyo USA Corporation, Oppo Digital, Inc., Orion Electric America, Inc., Panasonic Corporation of North America, Philips Electronics North America Corporation, Pioneer Electronics (USA) Inc., Samsung Electronics America, Sharp Electronics Corporation, Sherwood America Inc., Sony Corporation of America, Sony Electronics, Inc., Technicolor USA, Inc., (d/b/a RCA), Toshiba America Information Systems, Inc., Vizio, Inc., Yamaha Corporation of America, Bestbuy.com, LLC and Best Buy Stores, L.P. The complaint seeks damages and a permanent injunction. Walker Digital entered into a settlement agreement with Toshiba America Information Systems, Inc. on September 14, 2011, Oppo Digital, Inc. on October 11, 2011, Yamaha Corporation of America on December 7, 2011, Denon Electonics (USA), LLC on February 3, 2012, Orion America, Inc. on February 15, 2012, Sherwood America, Inc. on March 2, 2012, Harman International Industries, Inc. and Philips Electronics North America Corporation on March 8, 2012, Samsung Electronics America on June 13, 2012, Pioneer Electronics (USA) Inc and Onkyo USA Corporation on June 27, 2012, LG Electronics USA on June 28, 2012, Sharp Electronics Corporation on July 2, 2012, Panasonic Corporation of North America on November 6, 2012. Walker Digital subsequently dismissed each licensee respectively from this matter.

On April 12, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 7,924,323 in the United States District Court for the District of Delaware, Docket No. 11-326. The complaint was filed against Canon U.S.A. Inc., Casio America, Inc., Eastman Kodak Co., Eye-Fi, Inc., Fujifilm U.S.A, Inc., Nikon, Inc., Olympus America, Inc., Pentax of America, Inc., Ricoh Americas Corporation, Samsung Electronics America, Sanyo North America Corporation, Sony Corporation of America and Sony Electronics, Inc. The complaint seeks damages and a permanent injunction. Walker Digital entered into a settlement agreement with Nikon, Inc. on December 19, 2011, Samsung Electronics America on June 13, 2012 and Canon U.S.A. Inc. on March 5, 2013. Walker Digital subsequently dismissed each licensee respectively from this matter.

On April 15, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patents 5,884,272 and 5,884,270 in the United States District Court for the District of Delaware, Docket No. 11-340. The complaint was filed against Criterion Capital Partners LLC, and Bebo, Inc. The complaint seeks damages and a permanent injunction.

On April 22, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 5,970,470 in the United States District Court for the District of Delaware, Docket No. 11-362. The complaint was filed against Amazon.com, Inc. The complaint seeks damages and a permanent injunction.

On April 25, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patents 6,224,486 and 6,425,828 in the United States District Court for the District of Delaware, Docket No. 11-368. The complaint was filed against 2K Games, Inc., 2K Sports, Inc., Capcom Entertainment, Inc., Capcom U.S.A, Inc., Electronic Arts, Inc., Konami Digital Entertainment, Inc., Microsoft Corporation, Rockstar Games, Inc., Sega of America Inc., Sony Computer Entertainment America LLC, Square Enix of America Holdings, LLC, Square Enix, Inc., Take-Two Interactive Software, Inc., THQ Inc. and Ubisoft, Inc. The complaint seeks damages and a permanent injunction. Walker Digital has entered into a settlement agreement with Electronic Arts, Inc. on July 24, 2012, Take-Two Interactive Software, Inc., 2K Games, Inc., 2K Sports, Inc. and Rockstar Games, Inc. on August 2, 2012, and Konami Digital Entertainment, Inc. and Square Enix, Inc. on December 28, 2012, and Ubisoft, Inc., Sega of America, Inc. and Capcom U.S.A. on September 1, 2013. Walker Digital has subsequently dismissed each settling party respectively from this matter.

On April 26, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 7,933,893 in the United States District Court for the District of Delaware, Docket No. 11-369. The complaint was filed against Google, Inc., Microsoft Corporation, Amazon.com, Inc., and Vibrant Media. The complaint seeks damages and a permanent injunction. Walker Digital voluntarily dismissed Google, Inc., Microsoft Corporation and Amazon.com, Inc.

On August 8, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patents 6,110,041 and 6,293,866 in the United States District Court for the District of Delaware, Docket No. 11-696. The complaint was filed against Microsoft Corporation, Sony Computer Entertainment America LLC, Sony Network Entertainment America, Inc., and Sony Network Entertainment International LLC. The complaint seeks damages and a permanent injunction. Walker Digital voluntarily dismissed Sony Network Entertainment America, Inc.

On October 18, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 8,041,711 in the United States District Court for the District of Delaware, Docket No. 11-989. The complaint was filed against Google, Inc. The complaint seeks damages and a permanent injunction.

On October 18, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 8,041,711 in the United States District Court for the District of Delaware, Docket No. 11-990. The complaint was filed against Amazon.com, Inc. The complaint seeks damages and a permanent injunction.

On October 18, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 8,041,711 in the United States District Court for the District of Delaware, Docket No. 11-991. The complaint was filed against Microsoft Corporation. The complaint seeks damages and a permanent injunction.

On October 18, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patents 8,041,711 in the United States District Court for the District of Delaware, Docket No. 11-993. The complaint was filed against Vibrant Media, Inc. The complaint seeks damages and a permanent injunction.

On January 16, 2013, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patents 6,381,582 in the United States District Court for the District of Delaware, Docket No. 13-096. The complaint was filed against Wal-Mart Stores, Inc. The complaint seeks damages and a permanent injunction.

On January 16, 2013, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patents 6,381,582 in the United States District Court for the District of Delaware, Docket No. 098. The complaint was filed against Paynearme, Inc., 7-Eleven, Inc. and Amazon.com, Inc. The complaint seeks damages and a permanent injunction.

On February 12, 2014, IH LLC filed suit alleging infringement of one or more claims of U.S. Patents 6,381,582 in the United States District Court for the District of Delaware, Docket 14-185. The complaint was filed against K-Mart Corporation. The complaint seeks damages and a permanent injunction.

On February 12, 2014, IH LLC filed suit alleging infringement of one or more claims of U.S. Patents 8,558,921 in the United States District Court for the District of Delaware, Docket 14-186. The complaint was filed against Google Inc.. The complaint seeks damages and a permanent injunction.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “PPRO”.

The table below sets forth the high and low bid prices for our common stock as reported on the OTC Bulletin Board for the two years ended December 31, 2012 and 2013.

Fiscal Year 2012	High	Low
First Quarter	$3.10	$2.50
Second Quarter	2.89	2.61
Third Quarter	3.02	2.76
Fourth Quarter	2.90	2.20

Fiscal Year 2013	High	Low
First Quarter	$2.55	$2.30
Second Quarter	2.50	2.30
Third Quarter	4.55	3.01
Fourth Quarter	4.60	3.10

As of March 24, 2014, there were 21,134,744 shares of common stock issued and 20,741,572 shares outstanding, held by 282 holders of record and 14,999,000 shares of our Series B Preferred Stock, held by a single holder of record.

Dividend Policy

We have not paid any cash dividends on our common stock. Pursuant to our current strategy, we do not have a plan to pay cash dividends. However, in the future, the Board may change our strategy to one that includes a dividend or distribution on our capital stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock that may be issued under our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	2,305,000	$3.96	2,302,342	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,305,000	$3.96	2,302,342

(1)	Our Amended and Restated 2006 Long-Term Incentive Plan was adopted by our stockholders on July 24, 2008.

(2)	The number of securities remaining available for future issuances includes 2,302,342 shares available under our Amended and Restated 2006 Long-Term Incentive Plan.

Item 6.	Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes to those statements. This discussion contains forward-looking statements reflecting our management’s current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the heading “Risk Factors” and elsewhere in this Form 10-K.

General

We, through our wholly-owned subsidiaries develop, license and otherwise enforce patented technologies. We are a development lab led by internationally recognized inventor and entrepreneur Jay Walker. Mr. Walker is best known as the founder of Priceline.com and has twice been named by TIME magazine as “one of the top 50 business leaders of the digital age.” Our mission is to use the tools of the digital age to create business systems that unlock extraordinary value for consumers and businesses. We generate revenues by granting intellectual property rights for the use of, or pertaining to, patented technologies. We also monetize our intellectual property through the sale of select patent assets. Patent protection is a key part of our business model, because it provides us with a period of exclusive ownership during which we can recoup our risk capital and generate a profit from our inventions. As an entrepreneurially driven company, we are committed to a flexible approach when it comes to business models, deal terms and allocations of risk.

We specialize in creating applications and business solutions that work with large-scale networks. We have partnered with Fortune 500 firms to bring our inventions to market. We also license other companies to do so. We derive revenue primarily from patent licensing and sales and technology solutions licensing and sales.

On July 11, 2013, we entered into an Agreement and Plan of Merger with GO Merger Sub LLC, the Company’s wholly-owned subsidiary (“Merger Sub”), Walker Digital, LLC (“Walker Digital”) and Walker Digital Holdings, LLC, a wholly-owned subsidiary of Walker Digital that has been re-named Inventor Holdings, LLC (“IH LLC”) pursuant to which, on September 18, 2013 (the “Closing Date”), Merger Sub merged with and into IH LLC (the “Merger”), with IH LLC surviving the Merger and becoming a wholly-owned subsidiary of the Company (the “Merger Agreement”). As a result of the Merger, we are now a holding company with our primary operations conducted through IH LLC, although we anticipate that IH LLC will transfer a patent licensing system to us or another of our subsidiaries. Although we have not yet completed development of the system and while no assurances may be given that it will be completed and able to be commercialized to create value for us, we believe that patent licensing is a large market characterized by significant price inefficiency and discontinuity between the participating parties.

Prior to the merger Walker Licensing was a business segment of Walker Digital and was engaged in developing and commercializing the patent and other intellectual property assets created by Walker Digital, which was the research and development lab founded and led by Jay Walker. Walker Licensing generated revenues from the granting of intellectual property rights for the use of, or pertaining to, patented technologies. It also monetized its intellectual property to include the sale of select patent assets.

On June 3, 2013, IH LLC f/k/a Walker Holdings, was formed as a limited liability company in the State of Delaware. Walker Digital was the sole member of IH LLC. Immediately prior to the closing of the Merger, Walker Digital contributed Walker Licensing’s assets and business to IH LLC. In connection with the Merger, we acquired IH LLC and Walker Digital transferred ownership of the intellectual property assets that were primary to Walker Licensing’s business to IH LLC. All improvements to those assets, together with any intellectual property produced in connection with the patent licensing system we are developing, will also be assigned pursuant to the Invention Assignment Agreement with Mr. Walker. While the terms of the Invention Assignment Agreement do not entitle us to any other intellectual property Mr. Walker may develop in the future, in view of his significant equity position in the Company and the Company’s platform for the protection of the intellectual property it holds, Mr. Walker may nevertheless determine to develop and commercialize intellectual property through the Company. The terms and conditions of any such transaction would be negotiated between Mr. Walker and our Audit Committee at the time of such determination.

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

Overview

Our operating activities during 2013 and 2012 were principally focused on the sale of patents, continued development, licensing and enforcement of the patent portfolios, including the continued pursuit of multiple ongoing technology licensing and enforcement programs and the commencement of new technology licensing and enforcement programs. Our revenues historically have fluctuated period to period, and can vary significantly, based on a number of factors including the following:

•	the dollar amount of agreements executed each period, which can be driven by the nature and characteristics of the technology or technologies being licensed and the magnitude of infringement associated with a specific licensee;

•	the specific terms and conditions of agreements executed each period including the nature and characteristics of rights granted, and the periods of infringement or term of use contemplated by the respective payments;

•	fluctuations in the total number of agreements executed each period;

•	the timing, results and uncertainties associated with patent filings and other enforcement proceedings relating to our intellectual property rights;

•	the relative maturity of licensing programs during the applicable periods; and

•	other external factors.

Counterparties refer to those parties who were defendants in patent infringement cases that had been brought by us. Certain of these cases have been settled by entering into patent sale agreements, which typically results in one-time payments to us that are recognized as revenues. In 2011, we entered into four patent sale agreements. In 2013, we did not enter into any patent sale agreements. All of the other revenue was generated through settlement and non-exclusive license agreements. With one exception, all of the agreements provide for a one-time payment to the Company. For the year ended December 31, 2013 and 2012, the amount of revenue we derived from counterparties representing more than 10% of our total revenues was 89% (with three counterparties representing 46%, another 28% and a third 15%) and 52% (with one counterparty representing 40% and a second representing 12%), respectively. Generally we are willing to engage in settlement discussions with defendants at any appropriate time during the course of litigation. We will agree to settle a dispute with a defendant when we believe that such a settlement and the terms of the agreement are in the best interest of the Company and its shareholders.

Results of Operations

Year Ending December 31, 2013 Compared with Year Ending December 31, 2012

Net Income (Loss)

Net loss for 2013 was $14.4 million, as compared to net income of $11.3 million for 2012. Results for 2013 included allocated costs totaling $0.6 million, compensation and benefits of $3.2 million, professional fees of $9.4 million, other legal and consulting fees of $1.6 million, patent prosecution and maintenance fees of $1.0 million and direct costs of revenue of $0.8 million.

Results for 2012 included allocated costs totaling $0.2 million, compensation and benefits of $3.6 million, electronic data set-up fees of $2.4 million, other legal and consulting fees of $3.2 million, patent prosecution and maintenance fees of $0.8 million and direct costs of revenue of $10.8 million.

Revenues

($ in millions)

	Year Ended December 31, 2013	Year Ended December 31, 2012	% Change
Licensing fees	$2.1	$17.9	(88)%
Patent sales	—	14.4	(100)%
Total revenue	$2.1	$32.3	(93)%

We recognized revenues of $2.1 million in 2013, a 93% decrease compared to 2012 revenues of $32.3 million.

We generated revenue from 6 licensing agreements during 2013, as compared to 35 licensing agreements in 2012.

We did not generate revenues from patent sales during 2013, as compared to revenue generated from 2 patent sales during 2012.

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

Legal and Consulting Contingency Fees

Legal and consulting contingent fees for 2013 and 2012 were $0.8 million and $10.8 million, respectively. As a percentage of revenue, legal and consulting contingent fees were 38% during 2013 and 33% in 2012. Our legal and consulting contingent fees are dependent upon the realization of revenue.

Licensing and Enforcement Expenses

($ in millions)

	Year Ended December 31, 2013	Year Ended December 31, 2012	% Change
Other legal and consulting fees	$1.6	$3.2	(50)%
Patent prosecution and maintenance costs	1.0	0.8	23%
Electronic data set-up fees	—	2.4	—
Total licensing and enforcement expenses	$2.6	$6.4	(59)%

Other legal and consulting expenses for 2013 and 2012 were $1.6 million and $3.2 million, respectively.  The decrease in other legal and consulting fees during the 2013 as compared to 2012 was mainly attributable to the number of active patent infringement and licensing cases. As of December 31, 2013 and December 31, 2012, we had 19 and 24 active patent infringement and licensing cases, respectively. Such decrease in the number of cases is consistent with the decrease in other legal and consulting expenses. Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for 2013 and 2012 were $1.0 million and $0.8 million, respectively. The increase in patent prosecution and maintenance expenses during 2013 as compared to 2012 was mainly attributable to the increased number of re-examinations in connection with patent prosecutions.

Electronic data set-up fees during 2013 and in 2012 were $0 and $2.4 million, respectively. The decrease from 2013 to 2012 was related to the upload of our electronic files in 2012, such fees should not be material in 2014 and beyond.

General and Administrative Expenses

($ in millions)

	Year Ended December 31, 2013	Year Ended December 31, 2012	% Change
Compensation and benefits	$3.2	$3.6	-11%
Professional fees	9.4	—	n/a
General and administrative	.6	0.2	—
Total general & administrative expenses	$13.2	$3.8	247%

Compensation and benefits expense for 2013 and 2012 were $3.2 million and $3.6 million, respectively. Compensation and benefits expense decreased $0.4 million, or 11%, while total revenues decreased 93% for 2013 as compared to 2012. The decrease in compensation and benefits can be primarily attributable to discretionary bonuses earned from the $32.3 million of revenue generated during 2013, offset by an increase in employee stock based compensation of $0.8 million.

Professional fees of $9.4 million relates to merger related costs and stock-based compensation expense on awards earned concurrent with the Merger. Stock based compensation amounted to $7.6 million and $0 for the year ended December 31, 2013 and 2012, respectively. Merger related costs and public Company expenses amounted to approximately $1.8 million and $0 for the years ended December 31, 2013 and 2012, respectively. Stock based compensation is primarily related to the issuance of 1,325,776 shares of restricted common stock as consideration for Broadband Capital Management, LLC (“BCM”) services in connection with the Merger. The common stock vested on September 18, 2013. The fair value of this award amounted to $4.4 million based upon the closing stock price on the Closing date. In addition we had an existing service agreement with IP Navigation, a patent monetization firm. On September 18, 2013, in connection with the amendment of this service agreement IP Navigation reduced its future fees from 22.5% to 15% and we issued 1,445,000 shares of Common Stock to the vendor. The Common Stock will vest in six months from the Merger date. We recorded the pro rata portion of this non-employee award as a component of professional fees. The fair value of the award amounted to $3.1 million during the year ended December 31, 2013.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company’s significant estimates and assumptions include stock-based compensation and the valuation allowance related to the Company’s deferred tax assets.

Impact of Recently Issued Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of unrecognized tax benefits. This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for the Company beginning January 1, 2014 and should be applied prospectively with retroactive application permitted. The Company does not expect the adoption of ASU No. 2013-11 to have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

Our current assets were $25.2 million at December 31, 2013 including, $24.7 million of cash. Working capital amounted to $23.9 million as of December 31, 2013. The Company's cash and cash equivalents is sufficient to meet our liquidity needs for at least the next twelve months.

Cash used in operating activities was approximately $2.3 million for the year ended December 31, 2013. Cash used in operating activities for the year ended December 31, 2013 resulted primarily from professional fees incurred in connection with the Merger.

Cash provided by investing activities was $15.4 million for the year ended December 31, 2013. The cash provided by investing activities during the year ended December 31, 2013 consisted principally of cash received in connection with the Share Exchange.

Cash provided by financing activities was $11.6 million for the year ended December 31, 2013. The cash provided by financing activities during the year ended December 31, 2013 consisted of the issuance of 3,960,615 shares of common stock and warrants to purchase 1,980,318 shares of common stock for $11.7 million of cash consideration, net of offering costs, to investors on September 18, 2013.

Contractual Obligations

We had no significant commitments for capital expenditures in 2012 or as of December 31, 2013. We have no committed lines of credit or other committed funding or long-term debt.

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

Item 8.	Financial Statements and Supplementary Financial Data

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2013, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (1992), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2013.

As a smaller reporting company, we are not required to obtain an attestation report of our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “—Role of the Audit Committee” in our Proxy Statement related to the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Company” in Part I of this report.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is posted on our website. The Internet address for our website is www.patentproperties.com, and the code of ethics may be found from our main web page by clicking first on “Investor Relations” and then on “Corporate Governance” under “Investor Relations,” next on “Code of Ethics” under “Governance Documents.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the web page found by clicking through to “Code of Ethics” as specified above.

Item 11.	Executive Compensation

The information appearing under the headings “Director Compensation” and “Executive Compensation” is hereby incorporated by reference from our definitive Proxy Statement relating to the 2014 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Executive Compensation,” is hereby incorporated by reference from our definitive Proxy Statement relating to the 2014 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013.

Item 13.	Certain Relationships and Related Transactions, Director Independence

The information appearing under the headings “Certain Relationships and Related Transactions” is hereby incorporated by reference from our definitive Proxy Statement relating to the 2014 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 2: Ratification of Appointment of the Independent Public Accountants — Audit Fees” and “—Pre-Approval Policies and Procedures” is hereby incorporated by reference from our definitive Proxy Statement relating to the 2014 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Form 10-K:

1. Consolidated Financial Statements:

2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATENT PROPERTIES, INC.

March 31, 2014	By:	/s/ Jonathan Ellenthal
(Date Signed)		Jonathan Ellenthal, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jay Walker	Executive Chairman of the Board of Directors	March 31, 2014
Jay Walker

/s/ Jonathan Ellenthal	Vice Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)	March 31, 2014
Jonathan Ellenthal

/s/ Nathaniel J. Lipman	Director	March 31, 2014
Nathaniel J. Lipman

/s/ Robert Kelly	Director	March 31, 2014
Robert Kelly

/s/ Sharon Barner	Director	March 31, 2014
Sharon Barner

/s/ Harvey W. Schiller, Ph.D.	Director	March 31, 2014
Harvey W. Schiller, Ph.D.

/s/ Karen Romaine	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 31, 2014
Karen Romaine

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated July 11, 2013, by and among GlobalOptions Group, Inc., GO Merger Sub, LLC, Walker Digital, LLC and Walker Digital Holdings, LLC. (14)

2.2	Amendment to Agreement and Plan of Merger dated as of September 18, 2013, by and among GlobalOptions Group, Inc., GO Merger Sub LLC, Walker Digital, LLC and Walker Digital Holdings, LLC (19)

2.3	Certificate of Merger of Walker Digital Holdings, LLC (19)

3.1	Certificate of Incorporation of Patent Properties, Inc. (19)

3.2	Certificate of Amendment to Certificate of Incorporation. (19)

3.3	Certificate of Elimination of the Series D Convertible Preferred Stock. (14)

3.4	Certificate of Elimination of the Series A Junior Participating Preferred Stock. (18)

3.5	Certificate of Designations of Series B Convertible Preferred Stock. (19)

3.6	Bylaws. (19)

3.7	Amendment to Bylaws. (19)

3.8	Amendments to Bylaws. (19)

3.9	Amendments to Bylaws. (19)

3.10	Amendment to Certificate of Incorporation dated November 19, 2013. (21)

4.1	Rights Agreement, dated as of September 7, 2010, between GlobalOptions Group, Inc. and Continental Transfer & Trust Company. (10)

4.2	Amendment No. 1 to Rights Agreement, dated as of March 26, 2012 between GlobalOptions Group, Inc. and Continental Transfer & Trust Company. (13)

4.3	Amendment No. 2 to Rights Agreement, dated as of March 26, 2012 between GlobalOptions Group, Inc. and Continental Transfer & Trust Company. (17)

4.4	Amendment No. 3 to Rights Agreement, dated as of March 26, 2012 between GlobalOptions Group, Inc. and Continental Transfer & Trust Company. (18)

4.5	Restricted Stock Agreement, dated July 11, 2013, by and between GlobalOptions Group, Inc. and Broadband Capital Management LLC. (14)

4.6	Lock-Up Agreement dated July 11, 2013, by and between GlobalOptions Group, Inc. and Broadband Capital Management LLC. (14)

4.7	Lock-Up Agreement dated July 11, 2013, by and between GlobalOptions Group, Inc. and Walker Digital LLC. (14)

4.8	Form of Warrant of GlobalOptions Group, Inc. (19)

4.9	Lock-Up Agreement dated September 18, 2013, by and between IP Navigation Group, LLC and GlobalOptions Group, Inc. (19)

4.10	Restricted Stock Agreement dated as of September 18, 2013, by and between IP Navigation Group, LLC, and GlobalOptions Group, Inc. (19)

4.11	Amendment to Lock-Up Agreement by and between GlobalOptions Group, Inc. and Walker Digital LLC, dated as of September 18, 2013. (20)

10.1	Amended and Restated 2006 Long-Term Incentive Plan. + (7)

10.2	Amended and Restated 2006 Employee Stock Purchase Plan. + (7)

10.3	Employment Agreement, dated as of January 29, 2004, between Harvey W. Schiller, Ph.D. and GlobalOptions, Inc. + (1)

10.4	Letter Agreement among GlobalOptions Group, Inc., GlobalOptions, Inc. and Harvey W. Schiller, Ph.D., dated January 29, 2004, pursuant to which GlobalOptions Group, Inc. assumed Dr. Schiller’s original employment agreement with GlobalOptions, Inc. + (1)

10.5	Amendment to Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 19, 2006. + (3)

Exhibit No.	Description
10.6	Modification of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of August 13, 2009. + (8)

10.7	Modification of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of May 13, 2010. + (9)

10.8	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 14, 2010. + (11)

10.9	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 12, 2011. + (13)

10.10	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of March 26, 2012. + (13)

10.11	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of March 31, 2013. + (16)

10.12	Amendment to Employment Agreement, dated July 11, 2013, by and between GlobalOptions Group, Inc. and Dr. Harvey W. Schiller. + (14)

10.13	Employment Extension Agreement, dated July 11, 2013, by and between GlobalOptions Group, Inc. and Dr. Harvey W. Schiller. + (14)

10.14	Employment Agreement, dated July 30, 2007, between Jeffrey O. Nyweide and GlobalOptions Group, Inc. + (6)

10.15	Modification of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of August 13, 2009. + (8)

10.16	Modification of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of May 13, 2010. + (9)

10.17	Amendment of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of December 14, 2010. + (11)

10.18	Amendment of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of March 26, 2012. + (13)

10.19	Amendment of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of March 31, 2013. + (16)

10.20	Amendment to Employment Agreement, dated July 11, 2013, by and between GlobalOptions Group, Inc. and Mr. Jeffrey O. Nyweide. + (14)

10.21	Employment Extension Agreement, dated July 11, 2013, by and between GlobalOptions Group, Inc. and Mr. Jeffrey O. Nyweide. + (14)

10.22	Employment Agreement and Non-Competition and Confidentiality Agreement, dated as of September 18, 2013, between Gary Greene and GlobalOptions Group, Inc. + (19)

10.23	Employment Agreement and Non-Competition and Confidentiality Agreement, dated as of September 18, 2013, between Karen Romaine and GlobalOptions Group, Inc. + (19)

10.24	Employment Agreement and Non-Competition and Confidentiality Agreement, dated as of September 18, 2013, between Jonathan Ellenthal and GlobalOptions Group, Inc. + (19)

10.25	Support Agreement, dated March 26, 2012, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc. (13)

10.26	Amendment to Support Agreement, dated March 26, 2012, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc. (19)

10.27	Registration Rights Agreement, dated March 26, 2012, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc. (13)

10.28	Amendment to Registration Rights Agreement, dated July 22, 2013, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc. (15)

10.29	Shared Services Agreement, dated as of July 11, 2013, by and between GlobalOptions Group, Inc. and Walker Digital Management, LLC. (14)

10.30	Form of Indemnification Agreement between GlobalOptions Group, Inc. and its new directors and officers. (19)

Exhibit No.	Description
10.31	Registration Rights Agreement, dated September 18, 2013, by and between GlobalOptions Group, Inc. and the holders party thereto. (19)

10.32	Subscription, Purchase and Investment Agreement dated as of September 18, 2013, by and between Walker Digital, LLC, GlobalOptions Group, Inc. and the investors party thereto. (19)

10.33	Bill of Sale, Assignment and Assumption Agreement dated as of September 18, 2013, by and between Walker Digital, LLC, and Walker Digital Holdings, LLC (19)

10.34	Escrow Agreement dated as of made as of August 27, 2013, by and among GlobalOptions Group, Inc., Broadband Capital Management LLC and Continental Stock Transfer & Trust Company (19)

10.35	Invention Assignment Agreement dated as of January 20, 2014 by an among Patent Properties, Inc., Investor Holdings LLC and Jay Walker.(21)

10.36	Engagement letter dated as of January 24, 2011 between Walker Digital, LLC and IP Navigation Group, LLC(21)

10.37	Amendment to Engagement Letter dated as of August 8, 2012 between Walker Digital, LLC and IP Navigation Group, LLC(21)

10.38	Second Amendment to Engagement Letter dated as of August 2013 between Walker Digital, LLC and IP Navigation Group, LLC(21)

10.39	Registration Rights Agreement, dated as of February 10, 2014, by and between Patent Properties, Inc. and the holders party thereto.(21)

10.40	Registration Rights Indemnification Agreement, dated as of February 10, 2014, by and between Patent Properties, Inc. and Walker Digital, LLC.(21)

10.41	Executive Employment Agreement, dated as of February 10, 2014, between Jonathan Siegel and Patent Properties, Inc. + (21)

21.1	Subsidiaries of Patent Properties, Inc. (19)

31.1	Certification of Jonathan Ellenthal, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Karen Romaine, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jonathan Ellenthal, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Karen Romaine, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

+ Indicates a management contract or compensatory plan.

(1)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on June 30, 2005, as amended.
(2)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on December 11, 2006.
(3)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on December 22, 2006.
(4)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on February 23, 2007.

(5)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on May 16, 2007.
(6)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-QSB filed with the Commission on August 14, 2007.
(7)	Incorporated by reference to the exhibits included with our annual report on Form 8-K filed with the Commission on July 30, 2008.
(8)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q filed with the Commission on August 14, 2009.
(9)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q filed with the Commission on August 16, 2010.
(10)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on September 8, 2010.
(11)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on January 23, 2012.
(12)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on January 23, 2012.
(13)	Incorporated by reference to the exhibits included with our annual report on Form 10-K filed with the Commission on March 30, 2012.
(14)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on July 15, 2013.
(15)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q filed with the Commission on July 23, 2013.
(16)	Incorporated by reference to the exhibits included with our annual report on Form 10-K filed with the Commission on April 1, 2013.
(17)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on September 9, 2013.
(18)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on September 23, 2013.
(19)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on September 24, 2013.
(20)	Incorporated by reference to the exhibits to the exhibits included with our current report on Form 8-K filed with the Commission on September 27, 2013.
(21)	Incorporated by reference to the exhibits to the exhibits included with our registration statement on Form S-1 filed with the Commission (File No. 333-191783).
28

PATENT PROPERTIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Patent Properties, Inc.

We have audited the accompanying consolidated balance sheets of Patent Properties, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patent Properties, Inc. and Subsidiaries, as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

New York, NY
March 31, 2014

PATENT PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$24,703	$—
Accounts receivable	12	3,663
Prepaid and other current assets	525	164
Total current assets	25,240	3,827
Other Assets:
Investments, at cost	250	250
TOTAL ASSETS	$25,490	$4,077

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$634	$465
Accrued expenses	703	1,684
TOTAL LIABILITIES	1,337	2,149

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 15,000,000 shares authorized	—	—
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding	15	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,134,744 and 7,667,667 shares issued as of December 31, 2013 and December 31, 2012 respectively	21	8
Treasury stock, 393,175 shares, at cost	(840)	—
Additional paid-in capital	37,398	(23)
Retained earnings (accumulated deficit)	(12,441)	1,928
TOTAL STOCKHOLDERS' EQUITY	24,153	1,928
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,490	$4,077

See notes to these consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

Consolidated STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	December 31,
	2013	2012
Revenues:
Licensing fees	$2,092	$17,852
Patent sales	—	14,450
Total revenues	2,092	32,302

Legal and consulting contingency fees	752	10,763

Net revenue	1,340	21,539

Operating expenses:
Other legal and consulting fees	1,563	3,218
Patent prosecution and maintenance fees	1,000	812
Electronic data set-up fees	—	2,400
Compensation and benefits	3,213	3,643
Professional fees	9,383	—
General and administrative	563	168
Total operating expenses	15,722	10,241

Operating income (loss)	(14,382)	11,298

Other income
Interest income	13	—

Net income (loss)	$(14,369)	$11,298

Net income (loss) per common share
Basic	$(1.29)	$1.47
Diluted	$(1.29)	$0.50

Weighted average common shares outstanding
Basic	11,126	7,668
Diluted	11,126	22,667

PRO FORMA COMPUTATION RELATED TO CONVERSION TO C CORPORATION FOR TAX PURPOSES (unaudited):

Historical income (loss) - through September 18, 2013	$(2,529)	$11,298
Pro forma benefit (provision) for income taxes	1,012	(4,519)
Pro forma income (loss)	$(1,517)	$6,779

Historical income (loss) - through September 18, 2013
Basic	$(0.14)	$0.88
Diluted	$(0.14)	$0.30

Pro forma weighted average basic shares outstanding	11,126	7,668
Pro forma weighted average diluted shares outstanding	11,126	22,667

See notes to these consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

Consolidated STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars and shares in thousands)

	Series B Convertible Preferred Stock		Common Stock		Treasury Stock, at Cost		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2011	14,999	$15	7,668	$8	—	$—	$(23)	$600	$600
Net Income	—		—	—	—	—	—	11,298	11,298
Net distribution to related party shareholder	—		—	—	—	—	—	(9,970)	(9,970)
Balance December 31, 2012	14,999	15	7,668	8	—	—	(23)	1,928	1,928
Net assets received and shares outstanding at time of reverse merger completed on September 18, 2013	—		6,552	7	355	(713)	15,922	—	15,216
Incentive shares vested - financial advisor	—		1,326	1	—	—	4,440	—	4,441
Incentive shares vested - vendor	—		1,445	1	—	—	3,124	—	3,125
Incentive shares vested - employees	—		183	—	—	—	614	—	614
Purchase of treasury shares at cost	—		—	—	39	(127)	127	—	—
Issuance of 3,960,615 shares common stock and 1,980,318 warrants, net cost of $0.2 million	—		3,961	4	—	—	11,690	—	11,694
Stock options granted, $2.364 per option	—		—	—	—	—	212	—	212
Net contribution from related party shareholder	—		—	—	—	—	1,292	—	1,292
Net loss for the period ended December 31, 2013	—		—	—	—	—	—	(14,369)	(14,369)
Balance December 31, 2013	14,999	$15	21,135	$21	394	$(840)	$37,398	$(12,441)	$24,153

See notes to these consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

Consolidated STATEMENTS OF CASH FLOWS

(dollars in thousands)

	December 31,
	2013	2012
Cash Flows from Operating Activities
Net (loss) income	$(14,369)	$11,298
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net contribution from (net distribution to) related party shareholder	1,292	(9,970)
Stock-based compensation	8,392	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	3,651	(2,718)
Prepaid and other current assets	(260)	(93)
Increase (decrease) in:
Accounts payable	169	98
Accrued expenses	(1,133)	1,385
Net cash used in operating activities	(2,258)	—

Cash Flows from Investing Activities:
Cash received in reverse merger transaction	15,394	—
Net cash provided by investing activities	15,394	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants, net of cost	11,694	—
Purchase of treasury stock	(127)	—
Net cash provided by financing activities	11,567	—

Net change in cash	$24,703	$—
Cash
Beginning	$—	$—
Ending	$24,703	$—

Supplemental disclosure of non-cash investing and financing transactions
Purchase of assets and liabilities in connection with reverse merger:
Prepaid and other current assets	$101	$—
Accrued expenses	$(279)	$—

See notes to these consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

notes to Consolidated financial statements

Note 1. - Business Organization and Nature of Operations

Patent Properties, Inc. and Subsidiaries (the "Company") was previously known as GlobalOptions Group, Inc. (a Delaware corporation) with a wholly owned subsidiary GlobalOptions, Inc. On July 11, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, on September 18, 2013 (the “Closing Date”) Walker Digital Holdings, LLC (“Walker Holdings”), a wholly-owned subsidiary of Walker Digital, LLC (“Walker Digital”) became a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company is now a holding company with its primary operations conducted through Walker Holdings, as more fully discussed below, although the Company anticipates that Walker Holdings will transfer a patent licensing system to us or another of our subsidiaries. Although the Company have not yet completed development of the system and while no assurances may be given that it will be completed and able to be commercialized to create value, the Company believes that patent licensing is a large market characterized by significant price inefficiency and discontinuity between the participating parties. Subsequent to the Closing Date, Walker Holdings changed its name to Inventor Holdings, LLC (“IH LLC”). Under the transaction, Walker Digital received shares of the Company’s common stock and shares of a new Series B Preferred Stock, resulting in Walker Digital (after giving effect to the resale transaction described below under “Recent Developments”) owning approximately 49% of the economic interest and approximately 82.5% of the voting interest in the Company. Walker Digital may also receive an additional 2,166,667 shares of common stock, subject to certain performance conditions ("Contingency Shares").

Prior to the merger, Walker Digital Licensing and Enforcement (“Walker Licensing”) was a business segment of Walker Digital and was engaged in developing and commercializing patents and other intellectual property assets created by Walker Digital, which was the research and development lab founded and led by Jay Walker. Walker Licensing generated revenues from the granting of intellectual property rights for the use of, or pertaining to, patented technologies. It also monetized its intellectual property to include the sale of select patent assets.

On June 3, 2013, IH LLC f/k/a Walker Holdings, was formed as a limited liability company in the State of Delaware. Walker Digital was the sole member of IH LLC. Immediately prior to the closing of the Merger, Walker Digital contributed Walker Licensing’s assets and business to IH LLC. In connection with the Merger, the Company acquired IH LLC and Walker Digital transferred ownership of the intellectual property assets that were primary to Walker Licensing’s business to IH LLC. All improvements to those assets, together with any intellectual property produced in connection with the patent licensing system under development, were assigned pursuant to an Invention Assignment Agreement with Mr. Walker.

Simultaneously with the closing of the Merger, we completed the closing of a private placement (the “Placement”) of units, each consisting of one newly issued share of common stock and one warrant to purchase half a share of newly issued common stock, at the price of $3.00 per unit, to unaffiliated, accredited third parties. The investors in the Placement collectively purchased 3,960,615 shares of common stock and warrants to purchase 1,980,318 shares of common stock for consideration net of offering costs of $11.7 million. The warrants issued to the investors are exercisable for a period of three years at a purchase price of $3.00 per share of our common stock and are subject to a call option in favor of the Company. It is a condition to our right to exercise its call option that, prior to the exercise of the call option, the closing price of our common stock equals or exceeds $6.00 per share for any 20 trading days within any period of 30 consecutive trading days. The Placement was made to a limited number of accredited investors and was deemed to be exempt from registration.

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

Note 2. -Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenues and expenses of the Company’s wholly-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances were eliminated in consolidation.

The Merger was accounted for as a “reverse merger.” Furthermore, the Merger was deemed to be a recapitalization of IH LLC, and as such, all capital accounts have been restated as if the Merger had occurred prior to the earliest period presented. IH LLC was deemed to be the acquirer in the Merger for accounting purposes. Consequently, the assets and liabilities and the historical operations of the Company that are reflected in the consolidated financial statements prior to the Merger are those of IH LLC, and the consolidated financial statements of the Company after completion of the Merger include the assets and liabilities of IH LLC, historical operations of IH LLC and operations of IH LLC from the Closing Date of the Merger.

Reclassifications

Certain reclassifications of prior-year presentations have been made to conform to the 2013 presentation. The reclassifications did not have any impact on the results of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include stock-based compensation and the valuation allowance related to the Company’s deferred tax assets.  Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Cash and Cash Equivalents

The Company maintains its cash in bank deposit and money market accounts which, at times, may exceed federally insured limits. The Company considers money market accounts that have maturity dates of three months or less from the purchase date to be cash equivalents.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding less unvested restricted stock of 1,445,000 shares.

For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. The following financial instruments were not included in the diluted loss per share calculation for the year ended December 31, 2013 because their effect was anti-dilutive:

As of December 31, 2013
Common Stock options	2,305,000
Common Stock warrants	1,980,318
Restricted Stock	1,445,000
Preferred Stock	14,999,000
Contingency shares	2,166,667
Excluded potentially dilutive securities	22,895,985

For the year ended December 31, 2012, diluted earnings per share includes the dilutive effects of 14,999,000 shares of preferred stock convertible into 14,999,000 shares of common stock using the if converted method.

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

Licensing Fees

We derive the majority of our revenue from patent licensing. In general, these revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. Significantly all of the patent licenses are granted on the entire portfolio rather than individual patents. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. The Company recognizes licensing fees when there is persuasive evidence of a licensing arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured.

An allowance for doubtful accounts is established based on the Company’s best estimate of the amount of probable credit losses in the Company’s existing license fee receivables, using historical experience. The Company reviews its allowance for doubtful accounts periodically. Past due accounts are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Contingent Legal and Consulting Fees

Contingent legal and consulting fees are expensed in the Consolidated Statements of Operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal and consulting fees are required to be paid; however, the Company may be liable for certain out of pocket legal and consulting costs incurred pursuant to the underlying legal and consulting services agreement. Legal fees advanced by contingent law firms, if any, that are required to be paid in the event that no license recoveries are obtained are expensed as incurred and included in liabilities in the Consolidated Balance Sheets.

Investments

In cases where the Company’s investment is less than 20% of the outstanding voting stock and significant influence does not exist, the investment is carried at cost.

Income Taxes

As a result of the Merger, beginning on September 18, 2013, the Company’s results of operations are taxed as a C Corporation. Prior to the Merger, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying consolidated financial statements for periods prior to September 18, 2013.

The unaudited pro forma computation of income tax (benefit) included in the Consolidated Statements of Operations, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

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

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties who account for 10% or more of the total revenues generated by the Company during the period. For the year ended December 31, 2013 and 2012, the amount of revenue derived from counterparties representing more than 10% of our total revenues was 89% (with three counterparties representing 46%, another 28% and a third 15%) and 52% (with one counterparty representing 40% and a second representing 12%), respectively.

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on interim financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes employee stock-based compensation expense on a straight line basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense is reflected within operating expenses in the consolidated statements of operations.

Net Contribution (Distribution) to Related Party Shareholder

Net contribution (distribution) to related party shareholder consists of non-cash net transfers to/from Walker Digital in relation to cash pooling and various allocations.

Impact of Recently Issued Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on the presentation of unrecognized tax benefits. This guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for the Company beginning January 1, 2014 and should be applied prospectively with retroactive application permitted. The Company does not expect the adoption of ASU No. 2013-11 to have a material impact on its consolidated financial statements.

NOTE 3 – INVESTMENTS

The Company received 57,000 shares of common stock in Tagged, Inc. as part of payment in connection with a license agreement. If on liquidation date (i.e. public offering or change of control), the grant value of the stock is less than $250 thousand (“grant value” or “floor value”), Tagged will pay the Company the difference between the $250 thousand floor value and the grant value. The investment is carried at cost and the cost was established as floor value.

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

The following table represent expenses contributed by WDM on behalf of the Company and expenses incurred under the Shares Services Agreement:

(dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012
Operating Expenses
Compensation Expenses(1)	$784	$2,338
Rent and Utilities	101	118
Office Services and Supplies	44	25
Telephone	10	10
Other	4	10
Insurance	1	5
Total Operating Expenses	$944	$2,506

(1) Compensation expenses are net of services charged to WDM. During the year ended December 31, 2013, and 2012, the Company charged approximately $22,000 and $0 of expenses, respectively, related to such services.

As of December 31, 2013 and 2012, due from WDM included in prepaid and other assets on the consolidated balance sheets was $19,149 and $0, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Leases

The Company’s corporate headquarters is located at Two High Ridge Park, Stamford, Connecticut. The Company leases space pursuant to the Shared Services Agreement. The lease will expire in September of 2015. The annual rent for the office space occupied by the Company is approximately $80,000.

Effective September 18, 2013, the Company assumed a lease agreement for office space in New York, New York. The monthly cost is approximately $5,000 per month. Under this agreement, which expires on June 30, 2015, the Company may terminate the agreement at any time, with 90 days advance notice. On September 27, 2013, the Company exercised the 90 days advance notice option and accordingly the lease terminated on December 31, 2013.

Litigation

The Company is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, at no less than the minimum of the range. As of December 31, 2013 and December 31, 2012, the litigation accrual was not material.

Accrued Bonuses

As of December 31, 2013 and 2012, accrued bonuses included in accrued expenses on the consolidated balance sheets were $207,782 and $0, respectively. All accrued bonuses are discretionary in nature.

NOTE 6 – EQUITY

As of December 31, 2013, the Company had authorized and issued an aggregate of 100,000,000 shares of common stock, par value $0.001 per share. The Company, had authorized and issued an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of December 31, 2013, there were 21,134,744 shares of the Company’s common stock issued and 20,741,572 outstanding. As of December 31, 2013, 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

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

Upon liquidation, dissolution or winding-up of the Company the holders of the common stock and the holders of the Series B Convertible Preferred Stock, based on the number of shares of the Company’s common stock into which the Series B Convertible Preferred Stock is convertible, are entitled to share ratably in all assets of the Company which are legally available for distribution, after payment of or provision for all actual and potential liabilities and the liquidation preference of any outstanding preferred stock bearing such a preference, of which currently there are none. The holders of the common stock have no preemptive, subscription, redemption or conversion rights.

Description of Our Series B Convertible Preferred Stock

Holders of the Series B Convertible Preferred Stock are entitled at any time to convert their shares of Series B Convertible Preferred Stock into an equal number of shares of the Company’s common stock, subject to adjustment in the event of a stock dividend, subdivision or combination of the Company’s common stock. Upon liquidation, dissolution or winding-up of the Company, the holders of our common stock and the holders of the Series B Convertible Preferred Stock, based on the number of shares of the Company’s common stock into which the Series B Convertible Preferred Stock is convertible, are entitled to share ratably in all assets of the Company which are legally available for distribution, after payment of or provision for all actual and potential liabilities and the liquidation preference of any outstanding preferred stock bearing such a preference, of which currently there are none. In the event of any liquidation, dissolution or winding up of the Company, the assets legally available for distribution will be distributed ratably among the holders of the Series B Convertible Preferred Stock and the common stock, based on the number of shares of the Company’s common stock into which the Series B Convertible Preferred Stock is convertible. The holders of our Series B Convertible Preferred Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds, pari passu on an as-converted to common stock basis with the amount of such dividends to be distributed to the holders of our common stock immediately prior to the declaration of such dividend or distribution. The shares of Class B Convertible Preferred Stock will vote together with the Company’s common stock on all matters where stockholders are entitled to vote. The holders of shares of Series B Convertible Preferred Stock are entitled to cast an aggregate of 80.0% of the total votes that may be cast with respect to any such matter, including the election of all directors.

Equity Transactions

On September 18, 2013 (“Closing Date”), the Company issued to Walker Digital 7,667,667 shares of the Company’s common stock and 14,999,000 shares of Series B Convertible Preferred Stock resulting in Walker Digital receiving approximately 37% of the issued and outstanding shares of our common stock and all of the Company’s issued and outstanding shares of Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock may be converted into one share of common stock at any time and from time to time. Walker Digital may also receive an additional 2,166,667 shares subject to certain performance conditions. The Company received $15.4 million in connection with the Merger.

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

On September 18, 2013, in connection with the amendment of a service agreement with a vendor pursuant to which the vendor reduced its future fees, the Company issued 1,445,000 shares of common stock to the vendor. The common stock will vest in six months from the Closing date. The Company recorded the pro rata portion of this non-employee award as a component of professional fees. The amounts recorded to such award were $3.1 million for the year ended December 31, 2013.

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

In the Offering Registration Rights Agreement, the Company agreed to use reasonable best efforts to maintain the effectiveness of the registration statement until the earlier of (i) such time when all of the shares of common stock covered by such registration statement have been publicly sold by the holders and (ii) the date on which all of such shares are (A) sold pursuant to an effective registration statement; (B) are sold pursuant to Rule 144 under circumstances in which any legend borne by such shares are removed; or (C) such shares would be saleable pursuant to Rule 144 without restrictions on volume or manner of sale (which shall be no earlier than one (1) year from the Closing Date) (the “Effectiveness Period”). If (i) the registration statement is not filed on or prior to its Filing Deadline, (ii) the Company fails to have the registration statement declared effective prior to the Effective Deadline, or (iii) after the Effective Deadline, such registration statement ceases to remain continuously effective for more than 30 consecutive calendar days or more than an aggregate of 60 calendar days during any 12-month period (subject to certain grace periods), the Company will be liable to each holder, as partial liquidated damages, to pay an amount, payable monthly, equal to 1.0% of the aggregate purchase price paid by such holder in the Placement for the number of shares of unregistered shares registrable under the Offering Registration Rights Agreement then held by such holder. The maximum aggregate liquidated damages payable to a holder under the Offering Registration Rights Agreement is 10.0% of the aggregate amount of such holder’s investment in the Placement, and certain other limitations apply to the accrual of liquidated damages under the Offering Registration Rights Agreement. The liquidated damages pursuant to the terms of the Offering Registration Rights Agreement apply on a daily pro rata basis for any portion of a month prior to the cure of the event resulting in the incurrence of liquidated damages. The Company’s Form S-1 Registration Statement was filed with the Securities and Exchange Commission (the “SEC”) on October 17, 2013 and declared effective on February 13, 2014.

The Company accounts for our obligations under the Registration Rights Agreement in accordance with ASC 450 “Contingencies,” which requires us to record a liability if the contingent loss is probable and the amount can be estimated. At December 31, 2013, we have not recorded a liability pertaining to our obligations under the Registration Rights Agreement because the amount is not deemed probable.

NOTE 7 – STOCK-BASED COMPENSATION

Total stock-based compensation to employees and non-employees for the year ended December 31, 2013 and 2012 is presented in the following table:

(dollars in thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012
Employee Option Awards	$212	$—
Employee Restricted Stock Awards	614	—
Non-employee Restricted Stock Awards	7,566	—
Total Compensation Expense	$8,392	$—

Stock-based Compensation to Employees

Amended and Restated 2013 Long-Term Incentive Plan (“Incentive Plan”)

On October 8, 2013, the Company amended its Amended and Restated 2006 Incentive Plan. The Amended and Restated 2013 Incentive Plan provides for the issuance of up to 6,000,000 shares of the Company’s common stock. The Compensation Committee had the authority to determine the amount, type and terms of each award, but may not grant awards under the Incentive Plan, in any combination, for more than 1,000,000 shares of the Company’s common stock to any individual during any calendar year.

As of December 31, 2013, 2,302,342 shares of common stock remain eligible to be issued under the Incentive Plan.

Vested Restricted Stock to Employees

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

Stock Options to Employees

On March 16, 2012, Global Options granted, in the aggregate, options for the purchase of 200,000 shares of its Common Stock at an exercise price of $3.05 per share, under the Incentive Plan, to two executives of the Company. The options have a term of five years and were vested on September 16, 2012. These options were assumed by the Company at the Closing date.

On November 15, 2013, the Company granted, in the aggregate, options for the purchase of 2,105,000 shares of its Common Stock at an exercise price of $4.05 per share, under the Incentive Plan, to eleven executives and directors of the Company.  The options have a term of ten years and will vest on November 15, 2016.  These options have an aggregate grant date fair value of approximately $4.7 million utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of 6.5 years; volatility of 62.6%, dividends of 0%; and a risk free interest rate of 2.80%.  The expected life of the options was calculated using the simplified method, using the average of the contractual term and the vesting period.  Due to the limited operating history of the Company, the expected volatility used to calculate the fair value of options granted during the year ended December 31, 2013 was based on a relevant industry index as permitted under ASC 718-30-30.

A summary of the status of the Company’s stock option plans and the changes during the year ended December 31, 2013, is presented in the table below:

(dollars in thousands)

	Number of Shares	Weighted Average Exercise Price		Total Weighted Average Intrinsic Value		Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2012	—	$		$
Options Assumed in the Merger	200,000		3.05		—	4.2
Options Granted	2,105,000		4.05
Options Exercised	—
Options Cancelled	—
Outstanding at December 31, 2013	2,305,000		3.96		130	9.3
Options Vested and Expected to Vest	2,305,000		3.96		130	9.3
Options Vested and Exercisable	200,000		$3.05		$130	3.2

As of December 31, 2013, the Company had unrecognized stock-based compensation expense related to all unvested stock options of $4.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.

Stock-based Compensation to Non-employees

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

NOTE 8 —INCOME TAXES

The Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

(dollars in thousands)

For the period from September 18, 2013 to December 31, 2013
Deferred Tax Asset
Net-operating loss carryforward	$1,579
Stock-based compensation	1,300
Total Deferred Tax Assets	2,879
Valuation Allowance	(2,879)
Deferred Tax Asset, Net of Allowance	$—

As of December 31, 2013, the Company had federal and state net operating loss carryovers of approximately $4.1 million, which expire in 2023. The net operating loss carryover may be subject to limitation under Internal Revenue Code section 382, should there be a greater than 50% ownership change as determined under the regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The Company has determined that, based on objective evidence currently available, it is more likely than not that the deferred tax assets will be realized in future periods. Accordingly, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2013.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

(dollars in thousands)

For the period from September 18, 2013 to December 31, 2013
Statutory Federal Income Tax Rate	(34.0)%
State Taxes, Net of Federal Tax Benefit	(5.0)%
Change in Valuation Allowance	24.3%
Stock-based Merger Costs	14.7%
Income Tax Provision (Benefit)	0.0%

For the period from September 18, 2013 to December 31, 2013
Federal
Current	$—
Deferred	2,513
State
Current	—
Deferred	366
Change in Valuation Allowance	(2,879)
Income Tax Provision (Benefit)	$—

NOTE 9 – SUBSEQUENT EVENTS

On February 11, 2014, we announced that we are entering into a Registration Rights Agreement dated as of February 10, 2014 (the “Secondary Registration Rights Agreement”) in connection with the sale by Walker Digital of an aggregate of 5 million shares of common stock (the “Shares”) at $3.00 per share to a group of accredited investors (the “Investors”) in private resales not requiring registration under the Securities Act of 1933, as amended. The Secondary Registration Rights Agreement requires the Company to file a registration statement under the Securities Act with respect to the resale by such Investors of the Shares within 65 days of the effectiveness of a registration statement filed concurrently herewith and for such registration statement to be declared effective not later than August 1, 2014. The Company will be indemnified for certain penalty payment obligations which may become due under the Secondary Registration Rights Agreement by Walker Digital pursuant to a Registration Rights Indemnification Agreement dated as of February 10, 2014.

