Form 10-Q
period 2014-03-31
Patent Properties, Inc.
filed 2014-05-15
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 15, 2014, there were 20,741,572 shares of the issuer’s common stock outstanding.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

From 10-Q

PATENT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash	$22,134	$24,703
Accounts receivable	13	12
Prepaid and other current assets	541	525
Total current assets	22,688	25,240
Other Assets:
Investments, at cost	250	250

TOTAL ASSETS	$22,938	$25,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$419	$634
Accrued expenses	570	703
TOTAL LIABILITIES	989	1,337

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 15,000,000 shares authorized	-	-
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	15	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,134,744 shares issued as of March 31, 2014 and December 31, 2013, respectively	21	21
Treasury stock, 393,172 shares, at cost	(840)	(840)
Additional paid-in capital	41,159	37,398
Accumulated deficit	(18,406)	(12,441)
TOTAL STOCKHOLDERS’ EQUITY	21,949	24,153

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,938	$25,490

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Licensing fees	$-	$12
Patent sales	-	940
Total revenues	-	952

Legal and consulting contingency fees	-	375

Net revenue	-	577

Operating expenses:
Other legal and consulting fees	72	615
Patent prosecution and maintenance fees	215	203
Compensation and benefits	1,603	310
Professional fees	3,826	-
General and administrative	259	36
Total operating expenses	5,975	1,164

Operating net loss	(5,975)	(587)

Other income
Interest income	10	-

Net loss	$(5,965)	$(587)

Net loss per common share:
Basic	$(0.30)	$(0.08)
Diluted	$(0.30)	$(0.08)

Weighted average common shares outstanding:
Basic	19,915	7,668
Diluted	19,915	7,668

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(5,965)	$(587)
Adjustments to reconcile net loss to net cash used in operating activities:
Net contribution from (net distribution to) related party shareholder	81	(138)
Stock-based compensation	3,680	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(1)	801
Prepaid and other current assets	(16)	(27)
Increase (decrease) in:
Accounts payable	(215)	122
Accrued expenses	(133)	(171)
Net cash used in operating activities	(2,569)	-

Net change in cash	(2,569)	-
Cash:
Beginning	$24,703	$-
Ending	$22,134	$-

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Patent Properties, Inc. and Subsidiaries (the "Company") was previously known as GlobalOptions Group, Inc. (a Delaware corporation) with a wholly owned subsidiary GlobalOptions, Inc. On July 11, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, on September 18, 2013 (the “Closing Date”) Walker Digital Holdings, LLC (“Walker Holdings”), a wholly-owned subsidiary of Walker Digital, LLC (“Walker Digital”) became a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company is now a holding company with its primary operations conducted through Walker Holdings, as more fully discussed below, although the Company anticipates that Walker Holdings will transfer a patent licensing system to us or another of our subsidiaries. Although the Company has not yet completed development of the system and while no assurances may be given that it will be completed and able to be commercialized to create value, the Company believes that patent licensing is a large market characterized by significant price inefficiency and discontinuity between the participating parties. Subsequent to the Closing Date, Walker Holdings changed its name to Inventor Holdings, LLC (“IH LLC”). Under the transaction, Walker Digital received shares of the Company’s common stock and shares of a new Series B Preferred Stock, resulting in Walker Digital (after giving effect to the resale transaction described below under “Recent Developments”) owning approximately 49% of the economic interest and approximately 82.5% of the voting interest in the Company. Walker Digital may also receive an additional 2,166,667 shares of common stock, subject to certain performance conditions ("Contingency Shares").

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

Nature of Business

The Company develops, licenses and otherwise enforces patented technologies. The Company generates revenues from the granting of intellectual property rights for the use of, or pertaining to, patented technologies. The Company also monetizes its intellectual property to include the sale of select patent assets. Patent protection is a key part of the Company’s business model, because it provides the Company with a period of exclusive ownership during which the Company can recoup risk capital and generate a profit from inventions. As an entrepreneurially driven entity, the Company is committed to a flexible approach when it comes to business models, deal terms and allocations of risk. The Company is also creating an innovative licensing solution for the mass market of patent owners and users. As of March 31, 2014, the Company has developed the specifications for the licensing system and the products associated with it. On May 8, 2014, the Company entered into an Agreement with Innography, Inc. to supply several important components of the system (see Note 8).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2013 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from these estimates. The Company's significant estimates and assumptions include stock-based compensation and the valuation allowance related to the Company's deferred tax assets. Certain of the Company's estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company's estimates and could cause actual results to differ from those estimates and assumptions.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding.

For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. The following financial instruments were not included in the diluted loss per share calculation for the three months ended March 31, 2014 because their effect was anti-dilutive:

As of March 31, 2014
Common Stock options	2,570,000
Common Stock warrants	1,980,318
Preferred Stock	14,999,000
Contingency shares	2,166,667
Excluded potentially dilutive securities	21,715,985

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonably assured.

Licensing Fees

We derive the majority of our revenue from patent licensing. In general, these revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. Significantly all of the patent licenses are granted on the entire portfolio rather than individual patents. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. The Company recognizes licensing fees when there is persuasive evidence of a licensing arrangement, all obligations have been substantially performed, fees are fixed or determinable and collectability is reasonably assured.

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

Patent Sales

All patents have been internally developed. Research and development cost, if any, are expensed as incurred. The Company monetizes its intellectual property to include the sale of select patent assets. As patent sales represents a component of the Company’s ongoing major or central operations and activities, the Company records the related proceeds as revenue. The Company recognizes the patent sales revenue when there is persuasive evidence of a sales arrangement, all obligations have been substantially performed, fees are fixed or determinable and collectability is reasonably assured. These requirements are generally fulfilled upon closing of the patent sale transaction.

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

Software Development Costs

In accordance with Accounting Standards Codification ("ASC") 985-20 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," development costs related to software products are expensed as incurred until the technological feasibility of the product has been established. Technological feasibility occurs when a working model is completed or a detail program design exists. After technological feasibility is established, additional costs are capitalized.

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

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties who account for 10% or more of the total revenues generated by the Company during the period. For the three months ended March 31, 2014, there was no revenue and for the three months ended March 31, 2013, the amount of revenue derived from counterparties representing more than 10% of our total revenues was 92% (with one counterparty representing 32% and a second representing 60%), respectively.

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

NOTE 3 - INVESTMENTS

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

NOTE 4 - SHARED SERVICES AGREEMENT

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

The following table represents expenses incurred under the Shares Services Agreement and contributed by WDM on behalf of the Company:

(dollars in thousands)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Operating Expenses:
Compensation Expenses (1)	$9	$93
Rent and utilities	27	26
Office services and supplies	9	4
Telephone	3	2
Other	8	5
Insurance	-	1
Total Operating Expenses	$56	$131

(1)	Compensation expenses are net of services charged to WDM. During the three months ended March 31, 2014, and 2013, the Company charged approximately $16,000 and $0 of expenses, respectively, related to such services.

As of March 31, 2014 and 2013, due from WDM included in prepaid and other current assets on the condensed consolidated balance sheets was $198,000 and $0, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, at no less than the minimum of the range. As of March 31, 2014, the litigation accrual was not material.

Accrued Bonuses

As of March 31, 2014 and December 31, 2013, accrued bonuses included in accrued expenses on the consolidated balance sheets were $237,000 and $208,000, respectively. All accrued bonuses are discretionary in nature.

NOTE 6 - EQUITY

As of March 31, 2014, the Company had authorized and issued an aggregate of 100,000,000 shares of common stock, par value $0.001 per share. The Company, had authorized and issued an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of March 31, 2014, there were 21,134,744 shares of the Company’s common stock issued and 20,741,572 outstanding. As of March 31, 2014, 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

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

The Company accounts for our obligations under the Registration Rights Agreement in accordance with ASC 450 “Contingencies,” which requires us to record a liability if the contingent loss is probable and the amount can be estimated. Because the S-1 Registration Statement was declared effective on February 13, 2014, no accrual was deemed necessary as of March 31, 2014.

NOTE 7 - STOCK-BASED COMPENSATION

Total stock-based compensation to employees and non-employees for the three months ended March 31, 2014 and 2013 is presented in the following table:

(dollars in thousands)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Employee Option Awards	$560	$-
Non-employee Option Awards	32	-
Non-employee Restricted Stock Awards	3,088	-
Total Compensation Expense	$3,680	$-

Stock-based Compensation

Stock Options to Employees

In March 2014, the Company entered into a separation agreement with a former executive of the Company effective March 15, 2014. The agreement provided an accelerated vesting of one tranche of stock options awards previously granted to the executive.  On the effective date, these options had an fair value of approximately $0.2 million utilizing the Black-Scholes option pricing model with the following assumptions used:  contractual life of 1.7 years; volatility of 80.3%; dividends of 0%; and a risk free interest rate of 0.36%.  The expense of the accelerated vesting of these outstanding stock options was included in stock-based compensation for the quarter ended March 31, 2014.

On February 14, 2014, the Company granted options for the purchase of 425,000 shares of its Common Stock at an exercise price of $3.60 per share, under the Incentive Plan, to an executive of the Company.  The options have a term of 10 years.  These options have an aggregate grant date fair value of approximately $1.1 million utilizing the Black-Scholes option pricing model with the following assumptions used: expected life of 6.5 years; volatility of 74.1%; dividends of 0%; and a risk free interest rate of 2.75%.  The stock options vest on February 14, 2017. The expected life of the options was calculated using the simplified method, using the average of the contractual term and the vesting period.  Due to the limited operating history of the Company, the expected volatility used to calculate the fair value of options granted during the three months ended March 31, 2014 was based on an index of comparable companies as permitted.

Stock Options to Non-employees

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

On February 3, 2014, the Company granted options to non-employees for the purchase of 60,000 shares of its Common Stock at an exercise price of $3.50 per share, under the Incentive Plan, to an executive of the Company.  The options have a term of 10 years.  These options have an aggregate grant date fair value of approximately $0.2 million utilizing the Black-Scholes option pricing model with the following assumptions used: remaining contractual life of 9.8 years; volatility of 71.3%, dividends of 0%; and a risk free interest rate of 2.73%.  The stock options vest on December 31, 2014. Due to the limited operating history of the Company, the expected volatility used to calculate the fair value of options granted during the three months ended March 31, 2014 was based on an index of comparable companies as permitted.

Restricted Stock to Non-employees

On September 18, 2013, in connection with the amendment of a service agreement with a vendor pursuant to which the vendor reduced its future fees, the Company issued 1,445,000 shares of common stock to the vendor. The common stock vested on March 17, 2014. The Company recorded the pro rata portion of this non-employee award as a component of professional fees. The amounts recorded to such award were $3.1 million for the three months ended March 31, 2014.

A summary of the status of the Company’s stock option plans and the changes during the three months ended March 31, 2014, is presented in the table below:

(dollars in thousands)

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	2,305,000	$3.96	130	9.3
Options granted	585,000	3.67	176	9.8
Options exercised	-
Options cancelled	(320,000)	4.05
Outstanding at March 31, 2014	2,570,000	3.89	356	8.8

Options vested and expected to vest	2,570,000
Options vested and exercisable	300,000	$3.38	180	2.5

As of March 31, 2014, the Company had unrecognized stock-based compensation expense related to all unvested stock options of $4.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.63 years.

NOTE 8 - SUBSEQUENT EVENTS

On May 8, 2014 (the "Effective Date"), the Company entered into a Software as Service Agreement (the "Agreement") with Innography, Inc. ("Innography") under which the Company will have access to Innography’s proprietary web-based application software platforms and patent related data and analytics functionality in connection with the development and commercialization of the Company's patent licensing system.

The term of the Agreement commences on the Effective Date and continues until the two year anniversary of the Effective Date (the "Initial Term"). The Agreement may be renewed for up to three additional and consecutive one year renewal periods (each a "Renewal Term"). The Agreement will renew for the first and second Renewal Terms unless the Company elects to terminate the Agreement in advance of renewal and will renew for the third Renewal Term unless either party elects to terminate the agreement in advance of renewal. In the event of a change of control, as defined in the Agreement, of Innography, on or after June 30, 2015 Innography may terminate the then current term on 90 days notice (“Control Termination”). In the event of a Control Termination or if the Agreement is not renewed for an optional Renewal Term, or after the last of up to three Renewal Terms expires, the Company may renew for an additional one year period during which Innography will provide its services and reasonably assist the Company in migrating to a replacement service (the "Wind Down Term").

Concurrent with the execution of the Agreement, the Company paid a one-time fee of $200,000. In consideration for the access to Innography's software application, the Company will pay a fee of $350,000 on July 1, 2014, $500,000 on January 1, 2015 and $650,000 on July 1, 2015. For each Renewal Term the Company will pay semi-annual payments of $800,000 on January 1 and July 1, but the semi-annual payments may increase from $800,000 to $1,100,000 if the Company's semi-annual net revenues, as defined in the Agreement, exceed $15 million. In the event that the Wind Down Term extends beyond the fifth anniversary of the Effective Date, the semi-annual rates shall increase 20% for any portion of the Wind Down Term that occurs after the fifth anniversary of the Effective Date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes to those statements. This discussion contains forward-looking statements reflecting our management’s current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.

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

Overview

Our operating activities during the three months ended March 31, 2014 and 2013 were principally focused on the sale of patents, continued development, licensing and enforcement of the patent portfolios, including the continued pursuit of multiple ongoing technology licensing and enforcement programs and the commencement of new technology licensing and enforcement programs. Our revenues historically have fluctuated period to period, and can vary significantly, based on a number of factors including the following:

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

Counterparties refer to those parties who were defendants in patent infringement cases that had been brought by us. Certain of these cases have been settled by entering into patent sale agreements, which typically results in one-time payments to us that are recognized as revenues. For the three months ended March 31, 2014 and 2013, we did not enter into any patent sale agreements. All of the revenue was generated through settlement and non-exclusive license agreements. With one exception, all of the agreements provide for a one-time payment to the Company. The Company considers significant revenue concentrations to be counterparties who account for 10% or more of the total revenues generated by the Company during the period. For the three months ended March 31, 2014, there was no revenue and for the three months ended March 31, 2013, the amount of revenue derived from counterparties representing more than 10% of our total revenues was 92% (with one counterparty representing 32% and a second representing 60%), respectively. Generally we are willing to engage in settlement discussions with defendants at any appropriate time during the course of litigation. We will agree to settle a dispute with a defendant when we believe that such a settlement and the terms of the agreement are in the best interest of the Company and its shareholders.

Results of Operations

Three Months Ended March 31, 2014 Compared with Three Months Ending March 31, 2013

Net Loss

Net loss for the three months ended March 31, 2014 was $6.0 million, as compared to net loss of $0.6 million for the prior comparable period. Results for the three months ending March 31, 2014 included allocated costs totaling $0.1 million, general and administrative costs of $0.2 million, compensation and benefits of $1.6 million, professional fees of $3.8 million, other legal and consulting fees of $0.1 million, patent prosecution and maintenance fees of $0.2 million.

Results for the three months ended March 31, 2013 included allocated costs totaling $0.1 million, compensation and benefits of $0.3 million, other legal and consulting fees of $0.6 million, patent prosecution and maintenance fees of $0.2 million and direct costs of revenue of $0.4 million.

Revenues

($ in millions)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% change
Licensing fees	$-	$1.0	(100)%
Patent sales	-	-	n/a
Total Revenue	$-	$1.0	(100)%

We did not generate revenues during the three months ended March 31, 2014. We recognized revenues of $1.0 million for the three months ended March 31, 2013.

We did not generate revenue from licensing agreements during the three months ended March 31, 2014, as compared to three licensing agreements for the three months ended March 31, 2013.

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

Legal and Consulting Contingency Fees

There were no legal and consulting contingent fees for the three months ended March 31, 2014 and for the three months ended March 31, 2013 legal and consulting contingent fees were $0.4 million. As a percentage of revenue, legal and consulting contingent fees were 39% for the three months ended March 31, 2013. Our legal and consulting contingent fees are dependent upon the realization of revenue.

Licensing and Enforcement Expenses

($ in millions)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% change
Other legal and consulting fees	$0.1	$0.6	(88)%
Patent prosecution and maintenance costs	0.2	0.2	5%
Total licensing and enforcement expenses	$0.3	$0.8	(65)%

Other legal and consulting expenses for the three months ended March 31, 2014 and the three months ended March 31, 2013 were $0.1 million and $0.6 million, respectively.  The decrease in other legal and consulting fees during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was mainly attributable to the number of active patent infringement and licensing cases. As of March 31, 2014 and March 31, 2013, we had 19 and 24 active patent infringement and licensing cases, respectively. Such decrease in the number of cases is consistent with the decrease in other legal and consulting expenses. Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for the three months ended March 31, 2014 and March 31, 2013 were $0.2 million and $0.2 million, respectively. Patent prosecution and maintenance expenses may fluctuate from period to period based on the number of re-examinations in connection with patent prosecutions.

General and Administrative Expenses

($ in millions)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% change
Compensation and benefits	1.6	0.3	417%
Professional fees	3.8	-	n/a
General and administrative	0.3	0.0	630%
Total general & administrative expenses	$5.7	$0.3	1539%

Compensation and benefits expense for the three months ended March 31, 2014 and for the three months ended March 31, 2013 were $1.6 million and $0.3 million, respectively. Compensation and benefits expense increased $1.3 million, or 417%, while total revenues decreased 100% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase in compensation and benefits is primarily attributable to the increased number of full time employees, the increase in accrued employee bonuses of $0.2 million and employee stock based compensation of $0.6 million.

Professional fees of $3.8 million relates to public company related costs and stock-based compensation expense on awards earned concurrent with the Merger. Stock based compensation amounted to $3.1 million and $0 for the three months ended March 31, 2014 and 2013, respectively. Public company related expenses amounted to approximately $0.7 million and $0 for the three months ended March 31, 2014 and 2013, respectively. Stock based compensation is related to the issuance of 1,445,000 shares of Common Stock to a vendor, IP Navigation in connection with the Merger. The Company had an existing service agreement with IP Navigation, a patent monetization firm. On September 18, 2013, in connection with the amendment of this service agreement IP Navigation reduced its future fees from 22.5% to 15% and we issued 1,445,000 shares of Common Stock to the vendor. The Common Stock vested in March 2014. We recorded the pro rata portion of this non-employee award as a component of professional fees. The fair value of the award amounted to $3.1 million during the three months ended March 31, 2014.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company’s significant estimates and assumptions include stock-based compensation and the valuation allowance related to the Company’s deferred tax assets.

Liquidity and Capital Resources

Our current assets were $22.7 million at March 31, 2014, including $22.1 million of cash. Working capital amounted to $21.7 million as of March 31, 2013. The Company's cash and cash equivalents is sufficient to meet our liquidity needs for at least the next twelve months.

Cash used in operating activities was approximately $2.6 million for the three months ended March 31, 2014.

Contractual Obligations

We had no significant commitments for capital expenditures in 2013 or as of March 31, 2014. We have no committed lines of credit or other committed funding or long-term debt.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2014, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 13, 2014, a subsidiary of IH LLC filed suit alleging infringement of one or more claims of U.S. Patent Nos. 5,828,751, 6,282,648 and 6,289,453 against Centerpoint Energy Houston Electric, LLC and Itron, Inc. in the U.S. District Court for the Eastern District of Texas.  The complaint seeks damages and injunctive relief.

Item 1A. Risk Factors.

 Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

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

PATENT PROPERTIES, INC.

Dated: May 15, 2014	By:	/s/ Jonathan Ellenthal
Jonathan Ellenthal
Vice Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

Dated: May15, 2014	By:	/s/ Karen Romaine
Karen Romaine
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

