Form 10-Q
period 2014-06-30
Patent Properties, Inc.
filed 2014-08-12
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-54638

PATENT PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0342273
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two High Ridge Park, Stamford, Connecticut	06905
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 12, 2014, there were 20,741,572 shares of the issuer’s common stock outstanding.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

From 10-Q

PATENT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash	$19,864	$24,703
Accounts receivable	-	12
Prepaid and other current assets	341	525
Total current assets	20,205	25,240
Other Assets:
Investments, at cost	250	250
TOTAL ASSETS	$20,455	$25,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$829	$634
Accrued expenses	1,341	703
TOTAL LIABILITIES	2,170	1,337

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 15,000,000 shares authorized	-	-
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	15	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,134,744 shares issued as of June 30, 2014 and December 31, 2013, respectively	21	21
Treasury stock, 393,172 shares, at cost	(840)	(840)
Additional paid-in capital	41,735	37,398
Accumulated deficit	(22,646)	(12,441)
TOTAL STOCKHOLDERS’ EQUITY	18,285	24,153
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,455	$25,490

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2014	2013
Revenues:
Licensing fees	$6	$172
Patent sales	-	-
Total revenues	6	172

Legal and consulting contingency fees	-	12

Net revenue	6	160

Operating expenses:
Other legal and consulting fees	746	328
Patent prosecution and maintenance fees	296	204
Compensation and benefits	2,031	286
Professional fees	732	293
Software	202	-
General and administrative	248	33
Total operating expenses	4,255	1,144

Operating net loss	(4,249)	(984)

Other income
Interest income	9	-

Net loss	$(4,240)	$(984)

Net loss per common share:
Basic	$(0.20)	$(0.13)
Diluted	$(0.20)	$(0.13)

Weighted average common shares outstanding:
Basic	21,135	7,668
Diluted	21,135	7,668

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Revenues:
Licensing fees	$6	$1,124
Patent sales	-	-
Total revenues	6	1,124

Legal and consulting contingency fees	-	387

Net revenue	6	737
Operating expenses:
Other legal and consulting fees	819	943
Patent prosecution and maintenance fees	511	407
Compensation and benefits	3,634	596
Professional fees	4,558	293
Software	202	-
General and administrative	506	69
Total operating expenses	10,230	2,308

Operating net loss	(10,224)	(1,571)

Other income
Interest income	19	-

Net loss	$(10,205)	$(1,571)

Net loss per common share:
Basic	$(0.50)	$(0.20)
Diluted	$(0.50)	$(0.20)

Weighted average common shares outstanding:	20,528	7,668
Basic	20,528	7,668
Diluted

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(10,205)	$(1,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Net contribution from (net distribution to) related party shareholder	81	1,310
Stock-based compensation	4,256	-
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	12	803
Prepaid and other current assets	184	19
Increase (decrease) in:
Accounts payable	195	(334)
Accrued expenses	638	(227)
Net cash used in operating activities	(4,839)	-
Net change in cash	(4,839)	-
Cash:
Beginning	$24,703	$-
Ending	$19,864	$-

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Patent Properties, Inc. and Subsidiaries (the "Company") was previously known as GlobalOptions Group, Inc. (a Delaware corporation) with a wholly owned subsidiary GlobalOptions, Inc. On July 11, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, on September 18, 2013 (the “Closing Date”) Walker Digital Holdings, LLC (“Walker Holdings”), a wholly-owned subsidiary of Walker Digital, LLC (“Walker Digital”) became a wholly-owned subsidiary of the Company (the “Merger”). Subsequent to the Closing Date, Walker Holdings changed its name to Inventor Holdings, LLC (“IH LLC”). As a result of the Merger, the Company is now a holding company with its primary operations conducted through IH LLC, as more fully discussed below. Under the transaction, Walker Digital received shares of the Company’s common stock and shares of a new Series B Preferred Stock, resulting in Walker Digital (after giving effect to a resale transaction in February 2014) owning approximately 48% of the economic interest and approximately 82.2% of the voting interest in the Company. Walker Digital may also receive an additional 2,166,667 shares of common stock, subject to certain performance conditions ("Contingency Shares").

Prior to the merger, Walker Digital Licensing and Enforcement (“Walker Licensing”) was a business segment of Walker Digital and was engaged in developing and commercializing patents and other intellectual property assets created by Walker Digital, which was the research and development lab founded and led by Jay Walker. Walker Licensing generated revenues from the granting of intellectual property rights for the use of, or pertaining to, patented technologies. It also monetized its intellectual property through the sale of select patent assets.

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

Simultaneously with the closing of the Merger, we completed the closing of a private placement (the “Placement”) of units, each consisting of one newly issued share of common stock and one warrant to purchase half a share of newly issued common stock, at the price of $3.00 per unit, to unaffiliated, accredited third parties. The investors in the Placement collectively purchased 3,960,615 shares of common stock and warrants to purchase 1,980,318 shares of common stock for consideration net of offering costs of $11.7 million. The warrants issued to the investors are exercisable for a period of three years at a purchase price of $3.00 per share of our common stock and are subject to a call option in favor of the Company. It is a condition to our right to exercise the call option that, prior to the exercise of the call option, the closing price of our common stock equals or exceeds $6.00 per share for any 20 trading days within any period of 30 consecutive trading days. The Placement was made to a limited number of accredited investors and was deemed to be exempt from registration.

Nature of Business

The Company develops, licenses and otherwise enforces patented technologies. The Company generates revenues from the granting of intellectual property rights for the use of, or pertaining to, patented technologies. The Company may also monetize its intellectual property through the sale of select patent assets. Patent protection is a key part of the Company’s business model, because it provides the Company with a period of exclusive ownership during which the Company can recoup risk capital and generate a profit from inventions. As an entrepreneurially driven entity, the Company is committed to a flexible approach when it comes to business models, deal terms and allocations of risk. The Company is also creating an innovative licensing solution for the mass market of patent owners and users “The United States Patent Utility™” (the “Patent Utility”). As of June 30, 2014, the Company has developed the specifications for the Patent Utility and the products associated with it. On July 20, 2014, a patent application covering the patent licensing system currently in development was filed by us with the United States Patent and Trademark Office. Although the Company has not yet completed development of the system and while no assurances may be given that it will be completed and able to be commercialized to create value, the Company believes that patent licensing is a large market characterized by significant price inefficiency and discontinuity between the participating parties.

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

For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. The following financial instruments were not included in the diluted loss per share calculation for the three and six months ended June 30, 2014 because their effect was anti-dilutive:

As of June 30, 2014

Common stock options	3,223,000
Common stock warrants	1,980,318
Common shares underlying Series B Preferred Stock	14,999,000
Contingency shares	2,166,667
Excluded potentially dilutive securities	22,368,985

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

Patent Sales

All patents have been internally developed. Research and development cost, if any, are expensed as incurred. The Company monetizes its intellectual property through the sale of select patent assets. As patent sales represents a component of the Company’s ongoing major or central operations and activities, the Company records the related proceeds as revenue. The Company recognizes the patent sales revenue when there is persuasive evidence of a sales arrangement, all obligations have been substantially performed, fees are fixed or determinable and collectability is reasonably assured. These requirements are generally fulfilled upon closing of the patent sale transaction.

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

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties who account for 10% or more of the total revenues generated by the Company during the period. For the six month periods ended June 30, 2014, there was no material revenue and for the six month period ended June 30, 2013, the amount of revenue derived from counterparties representing more than 10% of our total revenues was 79%.

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

The following table represents expenses incurred under the Shares Services Agreement and contributed by WDM on behalf of the Company:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
(dollars in thousands)
Operating Expenses:
Compensation Expenses (1)	$(1)	$79	$8	$172
Rent and utilities	26	22	53	48
Office services and supplies	5	10	13	13
Telephone	4	2	7	4
Other	12	(3)	20	3
Insurance	-	-	-	1
Total Operating Expenses	$46	$110	$101	$241

(1)	Compensation expenses are net of services charged to WDM. During the three months ended June 30, 2014, and 2013, the Company charged approximately $26,000 and $0 of expenses, respectively, and during the six months ended June 30, 2014, and 2013, the Company charged approximately $42,000 and $0 of expenses, respectively related to such services.

As of June 30, 2014 and December 31, 2013, due from WDM included in prepaid and other current assets on the condensed consolidated balance sheets was $11,000 and $19,000, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, at no less than the minimum of the range. As of June 30, 2014, the litigation accrual was not material.

Accrued Bonuses and Severance

As of June 30, 2014 and December 31, 2013, accrued bonuses were $333,000 and $208,000, respectively. Most accrued bonuses are discretionary in nature, although some are based on specific performance goals. As of June 30. 2014, the Company had accrued severance payments of $519,000 payable to two former executives in connection with their employment agreements and pursuant to their separation agreements.

These amounts are included in accrued expenses on the consolidated balance sheets.

NOTE 6 - EQUITY

As of June 30, 2014, the Company had authorized an aggregate of 100,000,000 shares of common stock, par value $0.001 per share. The Company, had authorized an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of June 30, 2014, there were 21,134,744 shares of the Company’s common stock issued and 20,741,572 outstanding. As of June 30, 2014, 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

Registration Rights

On September 18, 2013, upon the closing of a private placement (the “Placement”) of newly issued shares of the Company’s common stock and warrants, the Company entered into a registration rights agreement (the “Offering Registration Rights Agreement”) with the investors participating in the Placement. Under the terms of the Offering Registration Rights Agreement, the Company committed to file a registration statement covering the resale of the common stock issued in the Placement, as well as the common stock issuable on exercise of the warrants, within 30 calendar days from the Closing Date of the Placement (the “Filing Deadline”) and to use reasonable best efforts to cause the registration statement to become effective by certain dates or be subject to partial liquidated damages. The Company’s Form S-1 Registration Statement was filed with the Securities and Exchange Commission (the “SEC”) on October 17, 2013 and declared effective on February 13, 2014. Accordingly, the Company met its commitment in connection with the Offering Registration Rights Agreement.

NOTE 7 - STOCK-BASED COMPENSATION

Total stock-based compensation to employees and non-employees for the three and six months ended June 30, 2014 and 2013, respectively, is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
(dollars in thousands)

Employee option awards	$493	-	$1,054	-
Non employee compensation expenses	83	-	114	-
Non-employee restricted stock awards	-	-	3,088	-
Total compensation expense	$576	-	$4,256	-

Stock-based Compensation

Stock Options to Employees

During the second quarter 2014, the Company granted options for the purchase of 538,000 shares of its Common Stock at various exercise prices under the Incentive Plan to various employees. These options have an aggregate grant date fair value of approximately $1.1 million utilizing the Black-Scholes option pricing model with the following assumptions used:

Exercise Price	$3.10 - $3.80
Term	10 years
Expected Life	5.4 – 6.5 years
Volatility	62.8% – 72.7%
Dividends	0%
Risk Free Rate of Interest	1.64% - 2.38%
Vesting:	March 2015 – June 2017

The expected life of the options was calculated using the simplified method, using the average of the contractual term and the vesting period.  Due to the limited operating history of the Company, the expected volatility used to calculate the fair value of options granted during the three months ended June 30, 2014 was based on an index of comparable companies as permitted.

In March 2014, the Company entered into a separation agreement with a former executive of the Company effective March 15, 2014. The agreement provided an accelerated vesting of one tranche of stock options awards previously granted to the executive.  On the effective date, these options had an fair value of approximately $0.2 million utilizing the Black-Scholes option pricing model with the following assumptions used:  contractual life of 1.7 years; volatility of 80.3%; dividends of 0%; and a risk free interest rate of 0.36%.  The expense of the accelerated vesting of these outstanding stock options was included in stock-based compensation for the quarter ended March 31, 2014, there was no related expense during the quarter ended June 30, 2014.

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

During the second quarter of 2014 the Company granted options to non-employees for the purchase of 115,000 shares of its Common Stock at various exercise prices under the Incentive Plan, to advisors of the Company. These options have an aggregate grant date fair value of approximately $0.3 million utilizing the Black-Scholes option pricing model with the following assumptions used:

Exercise Price	$3.10 - $3.80
Term	10 years
Remaining Contractual Life	9.8 – 10 years
Volatility	72.7%
Dividends	0%
Risk Free Rate of Interest	2.53%
Vesting:	March 2015 – June 2016

Due to the limited operating history of the Company, the expected volatility used to calculate the fair value of options granted during the three months ended June 30, 2014 was based on an index of comparable companies as permitted.

Restricted Stock to Non-employees

On September 18, 2013, in connection with the amendment of a service agreement with a vendor pursuant to which the vendor reduced its future fees, the Company issued 1,445,000 shares of common stock to the vendor. The common stock vested on March 17, 2014. The Company recorded the pro rata portion of this non-employee award as a component of professional fees. The amounts recorded to such award were $3.1 million during the first quarter ended March 31, 2014, there was no related expense for the three months ended June 30, 2014.

A summary of the status of the Company’s stock option plans and the changes during the six months ended June 30, 2014, is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2013	2,305,000	$3.96	130	9.9
Options Granted	1,238,000	$3.50	-	9.0
Options Exercised	-
Options Cancelled	(320,000)	$4.05
Outstanding at June 30, 2014	3,223,000	$3.78	-	8.9

Options vested and exercisable	300,000	$3.38	-	2.8

As of June 30, 2014, the Company had unrecognized stock-based compensation expense related to all unvested stock options of $5.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.22 years.

NOTE 8 – SOFTWARE AGREEMENT

On May 8, 2014 (the "Effective Date"), the Company entered into a Software as Service Agreement (the "Agreement") with Innography, Inc. ("Innography") under which the Company will have access to Innography’s proprietary web-based application software platforms and patent related data and analytics functionality in connection with the development and commercialization of the Patent Utility.

The term of the Agreement commences on the Effective Date and continues until the two year anniversary of the Effective Date (the "Initial Term"). The Agreement may be renewed for up to three additional and consecutive one year renewal periods (each a "Renewal Term"). The Agreement will renew for the first and second Renewal Terms unless the Company elects to terminate the Agreement in advance of renewal and will renew for the third Renewal Term unless either party elects to terminate the agreement in advance of renewal. In the event of a change of control, as defined in the Agreement, of Innography, on or after June 30, 2015 Innography may terminate the then current term on 60 days notice (“Control Termination”). In the event of a Control Termination or if the Agreement is not renewed for an optional Renewal Term, or after the last of up to three Renewal Terms expires, the Company may renew for an additional one year period during which Innography will provide its services and reasonably assist the Company in migrating to a replacement service (the "Wind Down Term").

Concurrent with the execution of the Agreement, the Company paid a one-time fee of $200,000. In consideration for the access to Innography's software application, the Company paid a fee of $350,000 on July 1, 2014, and will pay $500,000 on January 1, 2015 and $650,000 on July 1, 2015. For each Renewal Term the Company will pay semi-annual payments of $800,000 on January 1 and July 1, but the semi-annual payments may increase from $800,000 to $1,100,000 if the Company's semi-annual net revenues, as defined in the Agreement, exceed $15 million. In the event that the Wind Down Term extends beyond the fifth anniversary of the Effective Date, the semi-annual rates shall increase 20% for any portion of the Wind Down Term that occurs after the fifth anniversary of the Effective Date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes to those statements. This discussion contains forward-looking statements reflecting our management’s current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2014.

General

We, through our wholly-owned subsidiaries develop, and commercialize our unique portfolio of intellectual property assets which were created by Walker Digital LLC, the research and license and development lab led by internationally recognized inventor and entrepreneur Jay Walker. Mr. Walker is best known as the founder of Priceline.com and has twice been named by TIME magazine as “one of the top 50 business leaders of the digital age.” Our mission is to use the tools of the digital age to create business systems that unlock extraordinary value for consumers and businesses. We generate revenues by granting intellectual property rights for the use of, or pertaining to, patented technologies. We also monetize our intellectual property through the sale of select patent assets. Patent protection is a key part of our business model, because it provides us with a period of exclusive ownership during which we can recoup our risk capital and generate a profit from our inventions. As an entrepreneurially driven company, we are committed to a flexible approach when it comes to business models, deal terms and allocations of risk.

We specialize in creating applications and business solutions that work with large-scale networks. We have partnered with Fortune 500 firms to bring our inventions to market. We also license other companies to do so. We derive revenue primarily from patent licensing and sales and technology solutions licensing and sales.

On July 11, 2013, we entered into an Agreement and Plan of Merger with GO Merger Sub LLC, the Company’s wholly-owned subsidiary (“Merger Sub”), Walker Digital, LLC (“Walker Digital”) and Walker Digital Holdings, LLC, a wholly-owned subsidiary of Walker Digital that has been re-named Inventor Holdings, LLC (“IH LLC”) pursuant to which, on September 18, 2013 (the “Closing Date”), Merger Sub merged with and into IH LLC (the “Merger”), with IH LLC surviving the Merger and becoming a wholly-owned subsidiary of the Company (the “Merger Agreement”). As a result of the Merger, we are now a holding company with our primary operations conducted through IH LLC. On July 20, 2014, a patent application covering the Patent Utility, a patent licensing system currently in development, was filed by us with the United States Patent and Trademark Office. Although we have not yet completed development of the system and while no assurances may be given that it will be completed and able to be commercialized to create value for us, we believe that patent licensing is a large market characterized by significant price inefficiency and discontinuity between the participating parties.

Prior to the merger Walker Licensing was a business segment of Walker Digital and was engaged in developing and commercializing the patent and other intellectual property assets created by Walker Digital, which was the research and development lab founded and led by Jay Walker. Walker Licensing generated revenues from the granting of intellectual property rights for the use of, or pertaining to, patented technologies. It also monetized its intellectual property through the sale of select patent assets.

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

Simultaneously with the closing of the Merger, we completed the closing of a private placement (the “Placement”) of units, each consisting of one newly issued share of common stock and one Warrant to purchase half a share of newly issued common stock, at the price of $3.00 per unit, to unaffiliated, accredited third parties. The investors in the Placement collectively purchased 3,960,615 shares of common stock and warrants to purchase 1,980,318 shares of common stock for total consideration, net of offering costs of $0.2 million, of $11.7 million. The Warrants issued to the investors are exercisable for a period of three years at a purchase price of $3.00 per share of our common stock and are subject to a call that permits the Company to redeem the Warrants if the closing price of our common stock equals or exceeds $6.00 per share for any 20 trading days within any period of 30 consecutive trading days. The Placement was made to a limited number of accredited investors and was deemed to be exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Overview

Our operating activities during the six months ended June 30, 2014 and 2013 were principally focused on the sale of patents, continued development, licensing and enforcement of the patent portfolios, including the continued pursuit of multiple ongoing technology licensing and enforcement programs and the commencement of new technology licensing and enforcement programs. Our revenues historically have fluctuated period to period, and can vary significantly, based on a number of factors including the following:

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

Counterparties refer to those parties who were defendants in patent infringement cases that had been brought by us. Certain of these cases have been settled by entering into patent sale agreements, which typically results in one-time payments to us that are recognized as revenues. For the six months ended June 30, 2014 and 2013, we did not enter into any patent sale and license agreements. In general revenue is generated through settlement and non-exclusive license agreements which provide for one-time payments. The Company considers significant revenue concentrations to be counterparties who account for 10% or more of the total revenues generated by the Company during the period. For the six months ended June 30, 2014, there was no revenue and for the six months ended June 30, 2013, the amount of revenue derived from counterparties representing more than 10% of our total revenues was 79%. Generally we are willing to engage in settlement discussions with defendants at any appropriate time during the course of litigation. We will agree to settle a dispute with a defendant when we believe that such a settlement and the terms of the agreement are in the best interest of the Company and its shareholders.

Results of Operations

Three Months Ended June 30, 2014 Compared with Three Months Ending June 30, 2013

Net Loss

Net loss for the three months ended June 30, 2014 was $4.2 million, as compared to net loss of $984,000 for the prior comparable period. Results for the three months ending June 30, 2014 included expenses related to: compensation and benefits of $2.0 million, other legal and consulting fees of $746,000, professional fees of $732,000, patent prosecution and maintenance fees of $296,000 general and administrative costs of $248,000 and software costs totaling $202,000.

Results for the three months ended June 30, 2013 included allocated costs totaling $1.1 million, compensation and benefits of $286,000, other legal and consulting fees of $328,000, professional fees of $293,000 and patent prosecution and maintenance fees of $204,000.

Revenues

(dollars in thousands)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	% change

Licensing fees	$6	$172	-97%
Patent sales	-	-	n/a
Total Revenue	$6	$172	-97%

We generated $6,000 in licensing fees during the three months ended June 30, 2014. We recognized revenues of $172,000 for the three months ended June 30, 2013.

We did not generate revenue from patent sales during the three months ended June 30, 2014 or the three months ended June 30, 2013, respectively.

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

Legal and Consulting Contingency Fees

There were no legal and consulting contingent fees for the three months ended June 30, 2014 and for the three months ended June 30, 2013 legal and consulting contingent fees were $12,000. As a percentage of revenue, legal and consulting contingent fees were 7% for the three months ended June 30, 2013. Our legal and consulting contingent fees are dependent upon the realization of revenue.

Licensing and Enforcement Expenses

(dollars in thousands)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	% change

Other legal and consulting fees	$746	$328	127%
Patent prosecution and maintenance costs	296	204	45%
Total licensing and enforcement expenses	$1,042	$532	96%

Other legal and consulting expenses for the three months ended June 30, 2014 and the three months ended June 30, 2013 were $746,000 and $328,000, respectively.  The increase in other legal and consulting fees during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was mainly attributable to new active patent infringement and licensing cases filed (23 in aggregate pending as of June 30, 2014 compared to 19 as of June 30, 2013) as well as the mix of our contingent and hourly legal fees related to these cases. During the second quarter of 2014 fees associated with the new case filed were billed on a hourly basis, compared to the majority of the previously filed cases which were handled on a contingency basis. The Company decides whether to proceed with cases on a retainer or contingency basis on a case by case basis. Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for the three months ended June 30, 2014 and June 30, 2013 were $296,000 and $204,000, respectively. Patent prosecution and maintenance expenses may fluctuate from period to period based on the number of re-examinations in connection with patent prosecutions.

General and Administrative Expenses

(dollars in thousands)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	% change

Compensation and benefits	$2,031	$286	610%
Professional fees	732	293	150%
General and administrative	248	33	651%
Software	202	-	n/a
Total general & administrative expenses	$3,213	$612	425%

Compensation and benefits expense for the three months ended June 30, 2014 and for the three months ended June 30, 2013 were $2.0 million and $286,000, respectively. Compensation and benefits expense increased by approximately $1.7 million, or 610%, while total revenues decreased 97% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase in compensation and benefits is attributable to severance amounts accrued for two former executives of the Company in the aggregate amount of $519,000 and that at June 30, 2014, the Company had 17 full time employees compared to no full time employees for the prior period and therefore in 2014 there was an increase in compensation and related benefits as well and an increase of stock based compensation of $462,000, compared to the three months ended June 30, 2013, where all the compensation amounts were based on allocations.

Professional fees of $732,000 primarily relates to board and advisory fees of $212,000 (which includes $53,000 of stock based compensation) public company related costs of $156,000, investor and public relations costs of $191,000 (which includes $61,000 of stock based compensation), consulting expense related to the development of the Patent Utility of $86,000, and accounting and corporate legal fees of $79,000. The Company became public in the third quarter of 2013, and accordingly did not have the related professional and general and administrative expenses for the comparable period.

General and administrative expenses increased by $215,000 to $248,000 for the three months ended June 30, 2014 compared to $33,000 for the three months ended June 30, 2014. The increase is attributed to an increase in insurance expense of $90,000, computer equipment and software used primarily in connection with the Patent Utility of $19,000, professional dues and affiliations including conferences of $33,000.

For the three months ended June 30, 2014, the Company incurred $202,000 of software costs in connection with the development and commercialization of its patent licensing system. This represents fees paid to Innography in connection with their proprietary web-based application software platform and patent related data and analytics. All amounts paid in connection with this software as a service product have been expensed over the life of the contract.

Six Months Ended June 30, 2014 Compared with Six Months Ending June 30, 2013

Net Loss

Net loss for the six months ended June 30, 2014 was $10.2 million, as compared to net loss of $1.6 million for the prior comparable period. Results for the six months ending June 30, 2014 included professional fees of $4.6 million, compensation and benefits of $3.6 million, other legal and consulting fees of $819,000, general and administrative costs of $506,000, patent prosecution and maintenance fees of $511,000 and software costs (related to the new licensing solution) totaling $202,000.

Results for the six months ended June 30, 2013 included other legal and consulting fees of $943,000, compensation and benefits of $596,000, patent prosecution and maintenance fees of $407,000, professional fees of $293,000, general and administrative expenses of $69,000 and direct costs of revenue of $387,000.

Revenues

(dollars in thousands)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	% change

Licensing fees	$6	$1,124	-99%
Patent sales	-	-	n/a
Total Revenue	$6	$1,124	-99%

We generated $6,000 in licensing fees during the six months ended June 30, 2014. We recognized revenues of $1.1 million for the six months ended June 30, 2013.

We did not generate revenue from patent sales during the six months ended June 30, 2014 or June 30, 2013, respectively.

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

Legal and Consulting Contingency Fees

There were no legal and consulting contingent fees for the six months ended June 30, 2014 and for the six months ended June 30, 2013 legal and consulting contingent fees were $387,000. As a percentage of revenue, legal and consulting contingent fees were 34% for the six months ended June 30, 2013. Our legal and consulting contingent fees are dependent upon the realization of revenue.

Licensing and Enforcement Expenses

(dollars in thousands)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	% change

Other legal and consulting fees	$819	$943	-13%
Patent prosecution and maintenance costs	511	407	26%
Total licensing and enforcement expenses	$1,330	$1,350	-1%

Other legal and consulting expenses for the six months ended June 30, 2014 and the six months ended June 30, 2013 were $819,000 and $943,000, respectively.  The decrease in other legal and consulting fees during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was attributable to the number of active patent infringement and licensing cases pending (23 in aggregate pending as of June 30, 2014 compared to 19 as of June 30, 2013) as well as the mix of our legal fees (hourly versus contingent basis) related to those cases. The increase in the activity regarding the cases in 2013 is consistent with the increase in other legal and consulting expenses. Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for the six months ended June 30, 2014 and June 30, 2013 were $511,000 and $407,000, respectively. Patent prosecution and maintenance expenses may fluctuate from period to period based on the number of re-examinations in connection with patent prosecutions.

General and Administrative Expenses

(dollars in thousands)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	% change

Compensation and benefits	$3,634	$596	510%
Professional fees	4,558	293	1456%
General and administrative	506	69	633%
Software	202	-	n/a
Total general & administrative expenses	$8,900	$958	829%

Compensation and benefits expense for the six months ended June 30, 2014 and for the six months ended June 30, 2013 were approximately $3.6 million and $596,000, respectively. Compensation and benefits expense increased by approximately $3.0 million, or 510%, while total revenues decreased 99% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase in compensation and benefits is primarily attributable to the increased number of full time employees, the increase of $519,000 in connection with severance accrued for two former executives of the Company, an increase in accrued employee bonuses of $179,000 and employee stock based compensation of $1.1 million.

Stock based compensation is related to the issuance of 1,445,000 shares of Common Stock to a vendor, IP Navigation in connection with the Merger. The Company had an existing service agreement with IP Navigation, a patent monetization firm. On September 18, 2013, in connection with the amendment of this service agreement IP Navigation reduced its future fees from 22.5% to 15% and we issued 1,445,000 shares of Common Stock to the vendor. The Common Stock vested in March 2014. We recorded the pro rata portion of this non-employee award as a component of professional fees at $3.1 million, the fair value of the award.

Professional fees of $4.6 million relates primarily to $3.1 million of stock-based compensation expense for awards earned concurrent with the Merger, accounting and corporate legal fees of $441,000, board and advisory fees of $341,000 (which includes $53,000 of stock-based compensation) investor and public relations costs of $314,000 (including $61,000 of stock-based compensation) and public company costs of $180,000. Stock based compensation is related to the issuance of 1,445,000 shares of Common Stock to a vendor, IP Navigation, in connection with the Merger. The Company had an existing service agreement with IP Navigation, a patent monetization firm. On September 18, 2013, in connection with the amendment of this service agreement, IP Navigation reduced its future fees from 22.5% to 15% and the Company issued 1,445,000 shares of Common Stock to the vendor. The Common Stock vested in March 2014. We recorded the pro rata portion of this non-employee award as a component of professional fees at $3.1 million, the fair value of the award.

General and administrative expenses increased by $437,000 to $506,000 for the six months ended June 30, 2014 compared to $69,000 for the six months ended June 30, 2013. The increase is attributed to an increase in insurance expense of $183,000, computer equipment and software used primarily in connection with the Patent Utility of $33,000, professional dues and affiliations including conferences of $59,000.

For the six months ended June 30, 2014, the Company incurred $202,000 of software costs in connection with the development and commercialization of the Patent Utility. This represents fees paid to Innography in connection with their proprietary web-based application software platform and patent related data and analytics.

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

Liquidity and Capital Resources

Our current assets were $20.2 million at June 30, 2014, including $19.9 million of cash. Working capital amounted to $18.0 million as of June 30, 2014. The Company's cash and cash equivalents is sufficient to meet our liquidity needs for at least the next twelve months.

Cash used in operating activities was approximately $4.8 million for the six months ended June 30, 2014.

Contractual Obligations

We had no significant commitments for capital expenditures in 2013 or as of June 30, 2014. We have no committed lines of credit or other committed funding or long-term debt.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.           Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2014, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On April 8, 2014, IH LLC filed suit alleging infringement of one or more claims of U.S. Patents 6,381,582 in the United States District Court for the District of Delaware, Docket 14-448. The complaint was filed against Bed Bath & Beyond Inc. The complaint seeks damages for past, present and future infringement.

On June 6, 2014, IH LLC filed filed suit alleging infringement of one or more claims of U.S. Patents 8,558,921 in the United States District Court for the District of Delaware, Docket 14-448. The complaint was filed against Google Inc. The complaint seeks damages for past, present and future infringement.

On June 11, 2014, IH LLC filed suit alleging infringement of one or more claims of U.S. Patents 6,381,582 in the United States District Court for the District of Delaware, Docket 14-448. The complaint was filed against Sears Holding Corporation and Sears Holdings Management Corporation. The complaint seeks damages for past, present and future infringement.

On July 25, 2014, Sensus USA, Inc. filed a Complaint for Declaratory Judgment of Non-Infringement of U.S. Patent Nos. 5,828,751, 6,282,648, 6,289,453 and 8,549,310 against Certified Measurement, LLC, a subsidiary of IH LLC, in the U.S. District Court for the District of Connecticut.  Certified Measurement intends to file a Counterclaim for Infringement and Damages of these patents.

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

PATENT PROPERTIES, INC.
Dated: August 12, 2014	By:	/s/ Jonathan Ellenthal
Jonathan Ellenthal
Vice Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2014	By:	/s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer (`Principal Financial Officer and Accounting Officer)

