Form 10-Q
period 2014-09-30
Patent Properties, Inc.
filed 2014-11-13
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 12, 2014, there were 20,741,572 shares of the issuer’s common stock outstanding.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

From 10-Q

PATENT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash	$16,522	$24,703
Accounts receivable	6	12
Prepaid and other current assets	571	525
Total current assets	17,099	25,240
Other Assets:
Investments, at cost	250	250

TOTAL ASSETS	$17,349	$25,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,387	$634
Accrued expenses	981	703
TOTAL LIABILITIES	2,368	1,337

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 15,000,000 shares authorized	-	-
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	15	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,134,744 shares issued as of September 30, 2014 and December 31, 2013, respectively	21	21
Treasury stock, 393,172 shares, at cost	(840)	(840)
Additional paid-in capital	42,371	37,398
Accumulated deficit	(26,586)	(12,441)
TOTAL STOCKHOLDERS’ EQUITY	14,981	24,153
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,349	$25,490

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2014	2013
Revenues:
Licensing fees	$105	$956
Patent sales	-	-
Total revenues	105	956

Legal and consulting contingency fees	35	416

Net revenue	70	540

Operating expenses:
Other legal and consulting fees	673	326
Patent prosecution and maintenance fees	315	213
Compensation and benefits	1,490	1,456
Professional fees	777	5,582
Software	302	-
General and administrative	463	69
Total operating expenses	4,020	7,646

Operating net loss	(3,950)	(7,106)

Other income
Interest income	9	-

Net loss	$(3,941)	$(7,106)

Net loss per common share:
Basic	$(0. 19)	$(0.76)
Diluted	$(0. 19)	$(0.76)

Weighted average common shares outstanding:
Basic	21,135	9,311
Diluted	21,135	9,311

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Revenues:
Licensing fees	$112	$2,080
Patent sales	-	-
Total revenues	112	2,080

Legal and consulting contingency fees	35	803

Net revenue	77	1,277

Operating expenses:
Other legal and consulting fees	1,491	1,269
Patent prosecution and maintenance fees	826	620
Compensation and benefits	5,124	2,052
Professional fees	5,336	5,874
Software	564	-
General and administrative	909	139
Total operating expenses	14,250	9,954

Operating net loss	(14,173)	(8,677)

Other income
Interest income	28	-

Net loss	$(14,145)	$(8,677)

Net loss per common share:
Basic	$(0.68)	$(1.06)
Diluted	$(0.68)	$(1.06)

Weighted average common shares outstanding:	20,732	8,221
Basic	20,732	8,221
Diluted

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(14,145)	$(8,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Net contribution from (net distribution to) related party shareholder	81	290
Stock-based compensation	4,892	5,398
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	6	3,657
Prepaid and other current assets	(46)	(208)
Increase (decrease) in:
Accounts payable	753	(289)
Accrued expenses	278	(679)
Net cash used in operating activities	(8,181)	(508)

Cash Flows from Investing Activities:
Cash received in reverse merger transaction	-	15,394
Net cash provided by investing activities	-	15,394

Cash Flows from Financing Activities:
Issuance of common stock and warrants, net of cost	-	11,694
Net cash provided by financing activities	-	11,694

Net change in cash	(8,181)	26,580
Cash:
Beginning	$24,703	$-
Ending	$16,522	$26,580

Supplemental non-cash information
Purchase of assets and liabilities in connection with reverse merger:
Accounts receivable, net	$—	$13
Prepaid and other current asset	$—	$88
Accrued expenses	$—	$279

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Patent Properties, Inc. and Subsidiaries (the "Company") was previously known as GlobalOptions Group, Inc. (a Delaware corporation) with a wholly owned subsidiary GlobalOptions, Inc. On July 11, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, on September 18, 2013 (the “Closing Date”) Walker Digital Holdings, LLC (“Walker Holdings”), a wholly-owned subsidiary of Walker Digital, LLC (“Walker Digital”) became a wholly-owned subsidiary of the Company (the “Merger”). Subsequent to the Closing Date, Walker Holdings changed its name to Inventor Holdings, LLC (“IH LLC”). As a result of the Merger, the Company is now a holding company with its primary operations conducted through IH LLC as more fully discussed below. Under the transaction, Walker Digital received shares of the Company’s common stock and shares of a new Series B Preferred Stock, resulting in Walker Digital (after giving effect to a resale transaction in February 2014) owning approximately 48% of the economic interest and approximately 82.2% of the voting interest in the Company. Walker Digital may also receive an additional 2,166,667 shares of common stock, subject to certain performance conditions ("Contingency Shares").

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

On June 3, 2013, IH LLC f/k/a Walker Holdings, was formed as a limited liability company in the State of Delaware. Walker Digital was the sole member of IH LLC. Immediately prior to the closing of the Merger, Walker Digital contributed Walker Licensing’s assets and business to IH LLC. In connection with the Merger, the Company acquired IH LLC and Walker Digital transferred ownership of the intellectual property assets that were primary to Walker Licensing’s business to IH LLC. All improvements to those assets, together with any intellectual property produced in connection with the patent licensing system under development at the time, were assigned pursuant to an Invention Assignment Agreement with Mr. Walker.

Simultaneously with the closing of the Merger, we completed the closing of a private placement (the “Placement”) of units, each consisting of one newly issued share of common stock and one warrant to purchase half a share of newly issued common stock, at the price of $3.00 per unit, to unaffiliated, accredited third parties. The investors in the Placement collectively purchased 3,960,615 shares of common stock and warrants to purchase 1,980,318 shares of common stock for consideration net of offering costs of $11.7 million. The warrants issued to the investors are exercisable for a period of three years at a purchase price of $3.00 per share of our common stock and are subject to a call option in favor of the Company. It is a condition to our right to exercise the call option that, prior to the exercise of the call option, the closing price of our common stock equals or exceeds $6.00 per share for any 20 trading days within any period of 30 consecutive trading days. The Placement was made to a limited number of accredited investors and was deemed to be exempt from registration, under Section 4(a) (2) of the Securities Act of 1933, as amended.

Nature of Business

The Company develops, licenses and otherwise enforces patented technologies. The Company generates revenues from the granting of intellectual property rights for the use of, or pertaining to, patented technologies. The Company may also monetize its intellectual property through the sale of select patent assets. Patent protection is a key part of the Company’s business model, because it provides the Company with a period of exclusive ownership during which the Company can recoup risk capital and generate a profit from inventions. As an entrepreneurially driven entity, the Company is committed to a flexible approach when it comes to business models, deal terms and allocations of risk. The Company has also created an innovative licensing solution for the mass market of patent owners and users “The United States Patent UtilityTM” (the “Patent Utility”). On July 20, 2014, a patent application covering the patent licensing system was filed by us with the United States Patent and Trademark Office. In November 2014, the Company launched a beta version of the Patent Utility and the products associated with it. While no assurances may be given that it will be able to be commercialized to create value, the Company believes that patent licensing is a large market characterized by significant price inefficiency and discontinuity between the participating parties.

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

For purposes of calculating basic and diluted earnings per share, vested restricted stock awards are considered outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. The following financial instruments were not included in the diluted loss per share calculation for the three and nine months ended September 30, 2014 because their effect was anti-dilutive:

As of September 30, 2014

Common stock options	3,255,500
Common stock warrants	1,980,318
Common shares underlying Series B Preferred Stock	14,999,000
Contingency shares	2,166,667
Excluded potentially dilutive securities	22,401,485

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

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties who account for 10% or more of the total revenues generated by the Company during the period. For the nine month periods ended September 30, 2014, there was no material revenue and for the nine month period ended September 30, 2013 the Company had three such counterparties who accounted for 89% of total revenue.

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

The following table represents expenses incurred under the Shared Services Agreement and contributed by WDM on behalf of the Company:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
(dollars in thousands)

Operating Expenses:
Compensation expenses (1)	$23	$596	$31	$769
Rent and utilities	32	19	84	63
Office services and supplies	5	18	18	32
Telephone	5	1	12	6
Other	15	2	34	8
Insurance	-	1	-	1
Total Operating Expenses	$80	$637	$179	$879

(1)	Compensation expenses are net of services charged to WDM. During the three months ended September 30, 2014, and 2013, the Company charged approximately $16,000 and $2,000 of expenses, respectively, and during the nine months ended September 30, 2014, and 2013, the Company charged approximately $58,000 and $2,000 of expenses, respectively, related to such services.

As of September 30, 2014 and December 31, 2013, due from WDM included in prepaid and other current assets on the condensed consolidated balance sheets was $8,000 and $19,000, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, at no less than the minimum of the range. As of September 30, 2014, the litigation accrual was zero.

Accrued Bonuses and Severance

As of September 30, 2014 and December 31, 2013, accrued bonuses were $438,000 and $208,000, respectively. Most accrued bonuses are discretionary in nature, although some are based on specific performance goals. As of September 30, 2014, the Company had accrued severance payments of $364,000 payable to two former executives in connection with their employment agreements and pursuant to their separation agreements.

These amounts are included in accrued expenses on the consolidated balance sheets.

NOTE 6 - EQUITY

As of September 30, 2014, the Company had authorized an aggregate of 100,000,000 shares of common stock, par value $0.001 per share. The Company, had authorized an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of September 30, 2014, there were 21,134,744 shares of the Company’s common stock issued and 20,741,572 outstanding. As of September 30, 2014, 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

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

NOTE 7 - STOCK-BASED COMPENSATION

Total stock-based compensation to employees and non-employees for the three and nine months ended September 30, 2014 and 2013, respectively, is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
(dollars in thousands)

Employee option awards	$566	$614	$1,620	$614
Non employee compensation expenses	70	-	184	-
Non-employee restricted stock awards	-	4,784	3,088	4,784
Total compensation expense	$636	$5,398	$4,892	$5,398

Stock-based Compensation

Stock Options to Employees

The Company did not grant any options to its employees during the third quarter of 2014.

In July 2014, the Company entered into a separation agreement with a former executive of the Company effective July 1, 2014. The agreement provided an accelerated vesting of 75,000 stock options awards previously granted to the executive, these options will now vest fully on November 15, 2014 and will be exercisable until November 15, 2015, at which point they will expire. On the effective date, these options had an fair value of approximately $18,000 utilizing the Black-Scholes option pricing model with the following assumptions used:  expected life of 0.7 years; volatility of 57.7%; dividends of 0%; and a risk free interest rate of 0.11%.  The effect of the accelerated vesting of these outstanding stock options was included in stock-based compensation for the quarter ended September 30, 2014.

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

During the third quarter of 2014 the Company granted options to non-employees for the purchase of 32,500 shares of its Common Stock under the Incentive Plan, to advisors of the Company. These options have an aggregate grant date fair value of approximately $67,000 utilizing the Black-Scholes option pricing model with the following assumptions used:

Exercise Price	$2.55
Term	10 years
Remaining Contractual Life	9.89 years
Volatility	72.3%
Dividends	0%
Risk Free Rate of Interest	2.52%
Vesting:	June 2015 – June 2016

Due to the limited operating history of the Company, the expected volatility used to calculate the fair value of options granted during the three months ended September 30, 2014 was based on an index of comparable companies as permitted.

Restricted Stock to Non-employees

On September 18, 2013, in connection with the amendment of a service agreement with a vendor pursuant to which the vendor reduced its future fees, the Company issued 1,445,000 shares of common stock to the vendor. The common stock vested on March 17, 2014. The Company recorded the pro rata portion of this non-employee award as a component of professional fees. The amounts recorded to such award were $3.1 million during the first quarter ended March 31, 2014, there was no related expense for the three months ended September 30, 2014.

A summary of the status of the Company’s stock option plans and the changes during the nine months ended June 30, 2014, is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2013	2,305,000	$3.96	130	9.9
Options Granted	1,345,500	$3.51	-	8.4
Options Exercised	-
Options Cancelled	(395,000)	$4.05
Outstanding at September 30, 2014	3,255,500	$3.77	-	8.5

Options vested and exercisable	375,000	$3.52	-	2.3

As of September 30, 2014, the Company had unrecognized stock-based compensation expense related to all unvested stock options of $4.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.03 years.

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

Concurrent with the execution of the Agreement, the Company paid a one-time fee of $200,000. In consideration for the access to Innography's software application, the Company paid a fee of $350,000 on July 1, 2014, and will pay $500,000 on January 1, 2015 and $650,000 on July 1, 2015. For each Renewal Term the Company will pay semi-annual payments of $800,000 on January 1 and July 1, but the semi-annual payments may increase from $800,000 to $1,100,000 if the Company's semi-annual net revenues, as defined in the Agreement, exceed $15 million. In the event that the Wind Down Term extends beyond the fifth anniversary of the Effective Date, the semi-annual rates shall increase 20% for any portion of the Wind Down Term that occurs after the fifth anniversary of the Effective Date. The Company recognized this expense on a straight line basis.

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

General

We, through our wholly-owned subsidiaries, develop and commercialize our unique portfolio of intellectual property assets which were created by Walker Digital LLC, the research and development lab led by internationally recognized inventor and entrepreneur Jay Walker. Mr. Walker is best known as the founder of Priceline.com and has twice been named by TIME magazine as “one of the top 50 business leaders of the digital age.” Our mission is to use the tools of the digital age to create business systems that unlock extraordinary value for consumers and businesses. We generate revenues by granting intellectual property rights for the use of, or pertaining to, patented technologies. We also monetize our intellectual property through the sale of select patent assets. Patent protection is a key part of our business model, because it provides us with a period of exclusive ownership during which we can recoup our risk capital and generate a profit from our inventions. As an entrepreneurially driven company, we are committed to a flexible approach when it comes to business models, deal terms and allocations of risk.

We specialize in creating applications and business solutions that work with large-scale networks. We have partnered with Fortune 500 firms to bring our inventions to market. We also license other companies to do so. We derive revenue primarily from patent licensing and sales and technology solutions.

On July 11, 2013, we entered into an Agreement and Plan of Merger with GO Merger Sub LLC, the Company’s wholly-owned subsidiary (“Merger Sub”), Walker Digital, LLC (“Walker Digital”) and Walker Digital Holdings, LLC, a wholly-owned subsidiary of Walker Digital that has been re-named Inventor Holdings, LLC (“IH LLC”) pursuant to which, on September 18, 2013 (the “Closing Date”), Merger Sub merged with and into IH LLC (the “Merger”), with IH LLC surviving the Merger and becoming a wholly-owned subsidiary of the Company (the “Merger Agreement”). As a result of the Merger, we are now a holding company with our primary operations conducted through IH LLC. On July 20, 2014, a patent application covering the Patent Utility, a patent licensing system we recently launched, was filed by us with the United States Patent and Trademark Office. While no assurances may be given that it will be able to be commercialized to create value for us, we believe that patent licensing is a large market characterized by significant price inefficiency and discontinuity between the participating parties.

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

On June 3, 2013, IH LLC f/k/a Walker Holdings, was formed as a limited liability company in the State of Delaware. Walker Digital was the sole member of IH LLC. Immediately prior to the closing of the Merger, Walker Digital contributed Walker Licensing’s assets and business to IH LLC. In connection with the Merger, we acquired IH LLC and Walker Digital transferred ownership of the intellectual property assets that were primary to Walker Licensing’s business to IH LLC, subject to certain enumerated cases and orders, judgments, decisions or other actions taken in connection with any patent litigation or by the Patent and Trademark Office. In this regard, certain of the patents we received from Walker Digital at the time of the Merger may be subject to an adverse judicial interpretation relating to a settlement agreement entered into by Walker Digital prior to the Merger. All improvements to those assets, together with any intellectual property produced in connection with the patent licensing system under development at the time, were assigned pursuant to an Invention Assignment Agreement with Mr. Walker. While the terms of the Invention Assignment Agreement do not entitle us to any other intellectual property Mr. Walker may develop in the future, in view of his significant equity position in the Company and the Company’s platform for the protection of the intellectual property it holds, Mr. Walker may nevertheless determine to develop and commercialize intellectual property through the Company. The terms and conditions of any such transaction would be negotiated between Mr. Walker and our Audit Committee at the time of such determination.

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

Overview

Our operating activities during the nine months ended September 30, 2014 and 2013 were principally focused on the sale of patents, continued development, licensing and enforcement of the patent portfolios, including the continued pursuit of multiple ongoing technology licensing and enforcement programs and the commencement of new technology licensing and enforcement programs. Our revenues historically have fluctuated period to period, and can vary significantly, based on a number of factors including the following:

•	our ability to grant intellectual property protection to parties that we enter into settlements with, which in turn may depend on external trends and development in our industry and the law and their effect on our portfolio;

•	the specific terms and conditions of agreements executed each period including the nature and characteristics of rights granted, and the periods of infringement or term of use contemplated by the respective payments;

•	fluctuations in the total number of agreements executed each period;

•	the timing, results and uncertainties associated with patent filings and other enforcement proceedings relating to our intellectual property rights;

•	the relative maturity of licensing programs during the applicable periods; and

•	other external factors.

Counterparties refer to those parties who were defendants in patent infringement cases that had been brought by us. Certain of these cases have been settled by entering into patent sale and license agreements, which typically results in one-time payments to us that are recognized as revenues. For the nine months ended September 30, 2014 and 2013, we did not enter into any patent sale agreements. In general, revenue is generated through settlement and non-exclusive license agreements which provide for one-time payments. With one exception, all of the agreements provide for a one-time payment to the Company. The Company considers significant revenue concentrations to be counterparties who account for 10% or more of the total revenues generated by the Company during the period. For the nine months ended September 30, 2014, there was no material revenue and for the nine months ended September 30, 2013, the amount of revenue derived from counterparties representing more than 10% of our total revenues was 89%. Generally we are willing to engage in settlement discussions with defendants at any appropriate time during the course of litigation. We will agree to settle a dispute with a defendant when we believe that such a settlement and the terms of the agreement are in the best interest of the Company and its shareholders.

Results of Operations

Three Months Ended September 30, 2014 Compared with Three Months Ending September 30, 2013

Net Loss

Net loss for the three months ended September 30, 2014 was $3.9 million, as compared to net loss of $7.1 million for the prior comparable period. Results for the three months ending September 30, 2014 included expenses related to: compensation and benefits of $1.5 million, other legal and consulting fees of $673,000, professional fees of $777,000, patent prosecution and maintenance fees of $315,000, general and administrative costs of $463,000 and software costs totaling $302,000.

Results for the three months ended September 30, 2013 included compensation and benefits of $1.5 million, other legal and consulting fees of $326,000, professional fees of $5.6 million and patent prosecution and maintenance fees of $213,000.

Revenues

(dollars in thousands)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	% change

Licensing fees	$105	$956	(89)%
Patent sales	-	-	n/a
Total Revenue	$105	$956	(89)%

We generated $105,000 in licensing fees during the three months ended September 30, 2014. We recognized revenues of $956,000 for the three months ended September 30, 2013.

We did not generate revenue from patent sales during the three months ended September 30, 2014 or the three months ended September 30, 2013, respectively.

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

Legal and Consulting Contingency Fees

Legal and consulting contingent fees for the three months ended September 30, 2014 were $35,000 and for the three months ended September 30, 2013 legal and consulting contingent fees were $416,000. As a percentage of revenue, legal and consulting contingent fees were 33% and 44%, for the three months ended September 30, 2014 and 2013, respectively. Our legal and consulting contingent fees are dependent upon the realization of revenue.

Licensing and Enforcement Expenses

(dollars in thousands)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	% change

Other legal and consulting fees	$673	$326	106%
Patent prosecution and maintenance fees	315	213	48%
Total licensing and enforcement expenses	$988	$539	83%

Other legal and consulting expenses for the three months ended September 30, 2014 and the three months ended September 30, 2013 were $673,000 and $326,000, respectively.  The increase in other legal and consulting fees during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was mainly attributable to new active patent infringement and licensing cases filed (30 in aggregate pending as of September 30, 2014 compared to 19 as of September 30, 2013) as well as the mix of our contingent and hourly legal fees related to these cases. During the third quarter of 2014 fees associated with the new case filed were billed on a hourly basis, compared to the majority of the previously filed cases which were handled on a contingency basis. The Company decides whether to proceed with cases on a retainer or contingency basis on a case by case basis. Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for the three months ended September 30, 2014 and September 30, 2013 were $315,000 and $213,000, respectively. Patent prosecution and maintenance expenses may fluctuate from period to period based on the number of re-examinations in connection with patent prosecutions.

General and Administrative Expenses

(dollars in thousands)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	% change

Compensation and benefits	$1,490	$1,456	2%
Professional fees	777	5,582	(86)%
General and administrative	463	69	571%
Software	302	-	n/a
Total general & administrative expenses	$3,032	$7,107	(57)%

Compensation and benefits expense for the three months ended September 30, 2014 and for the three months ended September 30, 2013 were relatively unchanged at $1.5 million for 2014 and 2013, respectively. Compensation and benefits expense increased by approximately 2%, while total revenues decreased 89% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Professional fees of $777,000 primarily relates to board and advisory fees of $205,000 (which includes $41,000 of stock based compensation) public company related costs of $58,000, investor and public relations costs of $149,000 (which includes $21,000 of stock based compensation), consulting expense related to the development of the Patent Utility of $133,000, accounting and corporate legal fees of $124,000 and recruiting fees of $90,000. The Company became public in the third quarter of 2013, and accordingly had related fees of $5.6 million, which was primarily comprised of non cash share based expense incurred in connection with the vesting of Restricted Stock issued to an advisor in connection with the Company’s Merger.

General and administrative expenses increased by $394,000 to $463,000 for the three months ended September 30, 2014 compared to $69,000 for the three months ended September 30, 2013. The increase is attributed to an increase in marketing expense of $171,000 and an increase of $31,000 in connection with computer equipment and software, both incurred primarily in connection with the launch of the Patent Utility. In addition, increases in insurance expense of $58,000, corporate taxes of $44,000, travel and entertainment of $33,000 and rent of $11,000 all contributed to the overall increase.

For the three months ended September 30, 2014, the Company incurred $302,000 of software costs in connection with the development and commercialization of its patent licensing system. This primarily represents fees paid to Innography in connection with their proprietary web-based application software platform and patent related data and analytics. All amounts paid in connection with this software as a service product have been expensed over the life of the contract.

Nine Months Ended September 30, 2014 Compared with Nine Months Ending September 30, 2013

Net Loss

Net loss for the nine months ended September 30, 2014 was $14.1 million, as compared to net loss of $8.7 million for the prior comparable period. Results for the nine months ending September 30, 2014 included professional fees of $5.3 million, compensation and benefits of $5.1 million, other legal and consulting fees of $1.5 million, general and administrative costs of $909,000, patent prosecution and maintenance fees of $826,000 and software costs (primarily related to the Patent Utility) totaling $564,000.

Results for the nine months ended September 30, 2013 included other legal and consulting fees of $1.3 million, compensation and benefits of $2.1 million, patent prosecution and maintenance fees of $620,000, professional fees of $5.9 million, general and administrative expenses of $139,000 and direct costs of revenue of $803,000.

Revenues

(dollars in thousands)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% change

Licensing fees	$112	$2,080	(95)%
Patent sales	-	-	n/a
Total Revenue	$112	$2,080	(95)%

We generated $112,000 in licensing fees during the nine months ended September 30, 2014. We recognized revenues of $2.1 million for the nine months ended September 30, 2013.

We did not generate revenue from patent sales during the nine months ended September 30, 2014 or September 30, 2013, respectively.

Our revenues historically have fluctuated based on the number, timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights. Although revenues from one or more of our patents or patent families may be significant in a specific reporting period, we believe that none of our patents or patent families are individually significant to our licensing and enforcement business as a whole.

Legal and Consulting Contingency Fees

Legal and consulting contingent fees for the nine months ended September 30, 2014 and 2013 were $35,000 and $803,000 respectively. As a percentage of revenue, legal and consulting contingent fees were 31% and 39% for the nine months ended September 30, 2014 and 2013 respectively. Our legal and consulting contingent fees are dependent upon the realization of revenue.

Licensing and Enforcement Expenses

(dollars in thousands)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% change

Other legal and consulting fees	$1,491	$1,269	17%
Patent prosecution and maintenance fees	826	620	33%
Total licensing and enforcement expenses	$2,317	$1,889	23%

Other legal and consulting expenses for the nine months ended September 30, 2014 and the nine months ended September 30, 2013 were $1.5 million and $1.3 million, respectively.  The increase in other legal and consulting fees during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was attributable to the number of active patent infringement and licensing cases pending (30 as of September 30, 2014 compared to 19 as of September 30, 2013) as well as the mix of our legal fees (hourly versus contingent basis) related to those cases. The increase in the activity regarding the cases in 2013 is consistent with the increase in other legal and consulting expenses. Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for the nine months ended September 30, 2014 and September 30, 2013 were $826,000 and $620,000, respectively. Patent prosecution and maintenance expenses may fluctuate from period to period based on the number of re-examinations in connection with patent prosecutions.

General and Administrative Expenses

(dollars in thousands)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% change

Compensation and benefits	$5,124	$2,052	150%
Professional fees	5,336	5,874	(9)%
General and administrative	909	139	554%
Software	564	-	n/a
Total general & administrative expenses	$11,933	$8,065	48%

Compensation and benefits expense for the nine months ended September 30, 2014 and for the nine months ended September 30, 2013 were approximately $5.1 million and $2.1 million, respectively. Compensation and benefits expense increased by approximately $3.0 million, or 150%, while total revenues decreased 95% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in compensation and benefits is primarily attributable to increased employee stock based compensation of $1.0 million increased salaries and related benefits of $2.0 million attributed to the increased number of full time employees and an increase of $364,000 in connection with severance accrued for two former executives of the Company.

Professional fees of $5.3 million relates primarily to $3.1 million of stock-based compensation expense for awards earned concurrent with the Merger, accounting and corporate legal fees of $565,000, board and advisory fees of $547,000 (which includes $93,000 of stock-based compensation) investor and public relations costs of $463,000 (including $83,000 of stock-based compensation) and public company costs of $238,000. Stock based compensation is related to the issuance of 1,445,000 shares of Common Stock to a vendor, IP Navigation, in connection with the Merger. The Company had an existing service agreement with IP Navigation, a patent monetization firm. On September 18, 2013, in connection with the amendment of this service agreement, IP Navigation reduced its future fees from 22.5% to 15% and the Company issued 1,445,000 shares of Common Stock to the vendor. The Common Stock vested in March 2014. We recorded the pro rata portion of this non-employee award as a component of professional fees at $3.1 million, the fair value of the award.

General and administrative expenses increased by $770,000 to $909,000 for the nine months ended September 30, 2014 compared to $139,000 for the nine months ended September 30, 2013. The increase is attributed to an increase in marketing of $175,000 and computer equipment and software of $72,000, both incurred in connection with the Patent Utility. In addition, increases in insurance expense of $241,000, travel related expenses of $118,000 and increased rent of $23,000 all contributed to the difference.

For the nine months ended September 30, 2014, the Company incurred $564,000 of software costs in connection with the development and commercialization of the Patent Utility. This primarily represents fees paid to Innography in connection with their proprietary web-based application software platform and patent related data and analytics.

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

Liquidity and Capital Resources

Our current assets were $17.1 million at September 30, 2014, including $16.5 million of cash. Working capital amounted to $14.7 million as of September 30, 2014. The Company's cash and cash equivalents is sufficient to meet our liquidity needs for at least the next twelve months.

Cash used in operating activities was approximately $8.2 million for the nine months ended September 30, 2014.

Contractual Obligations

We had no significant commitments for capital expenditures in 2013 or as of September 30, 2014. We have no committed lines of credit or other committed funding or long-term debt.

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

Disclosure Controls and Procedures

As of September 30, 2014, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 25, 2014, Sensus USA, Inc. filed a complaint for declaratory judgment of non-infringement of U.S. Patents 5,828,751, 6,282,648, 6,289,453 and 8,549,310 against Certified Measurement LLC, a subsidiary of IH LLC, in the United States District Court for the District of Connecticut, Docket 14-069. On August 19, 2014, Certified Measurement LLC filed a counterclaim alleging infringement of one or more claims of such patents seeking damages for past, present and future infringement.

On June 6, 2014, IH LLC filed suit alleging infringement of one or more claims of U.S. Patent 8,558,921 in the United States District Court for the District of Delaware, Docket 14-783. The complaint was filed against Microsoft Corporation. The complaint seeks damages for past, present and future infringement.

On June 19, 2014, IH LLC filed suit alleging infringement of one or more claims of U.S. Patent 5,970,470 in the United States District Court for the District of Delaware, Docket 14-783. The complaint was filed against Sam’s West, Inc. d/b/a Sam’s Club. The complaint seeks damages for past, present and future infringement.

On June 19, 2014, IH LLC filed suit alleging infringement of one or more claims of U.S. Patent 5,970,470 in the United States District Court for the District of Delaware, Docket 14-784. The complaint was filed against Target Corporation. The complaint seeks damages for past, present and future infringement. IH LLC entered into a settlement with Target Corporation and dismissed the suit November 4, 2014.

On August 19, 2014, IH LLC filed suit alleging infringement of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-067. The complaint was filed against Gameloft, Inc. The complaint seeks damages for past, present and future infringement.

On August 19, 2014, IH LLC filed suit alleging infringement of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-068. The complaint was filed against GluMobile. The complaint seeks damages for past, present and future infringement.

On August 19, 2014, IH LLC filed suit alleging infringement of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-069. The complaint was filed against Kabam, Inc. The complaint seeks damages for past, present and future infringement. IH LLC entered into a settlement agreement with Kabam, Inc. on October 24, 2014 and the suit was dismissed.

On August 19, 2014, IH LLC filed suit alleging infringement of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-070. The complaint was filed against King.com, Inc. The complaint seeks damages for past, present and future infringement.

On August 19, 2014, IH LLC filed suit alleging infringement of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-071. The complaint was filed against NGMoco, LLC. The complaint seeks damages for past, present and future infringement.

On August 19, 2014, IH LLC filed suit alleging infringement of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-072. The complaint was filed against Rovio Entertainment Company. The complaint seeks damages for past, present and future infringement.

On August 19, 2014, IH LLC filed suit alleging infringement of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-073. The complaint was filed against Supercell, Inc. The complaint seeks damages for past, present and future infringement.

As previously reported by the Company, on April 11, 2011 Walker Digital filed suit alleging infringement of one or more claims of U.S. Patents 5,884,272 and 5,884,270 in the United States District Court for the District of Delaware, Docket No. 11-318. A complaint was filed against multiple defendants, all of whom have settled or been dismissed from the case, except Google, Inc. On September 3, 2014, the District Court granted Google Inc.’s motion for summary judgment and the case was dismissed.

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

PATENT PROPERTIES, INC.

Dated: November 13, 2014	By:	/s/ Jonathan Ellenthal
Jonathan Ellenthal
Vice Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2014	By:	/s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

