Form 10-K
period 2014-12-31
Patent Properties, Inc.
filed 2015-03-13
CIK 1294649

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The aggregate market value of the shares of common stock, par value $0.001 per share, of the registrant held by non-affiliates on June 30, 2014 was $54,905,887 .

There were 20,741,572 shares of common stock of the registrant outstanding as of March 12, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “Patent Properties,” “we,” “us” or “our” are references to Patent Properties, Inc. (f/k/a GlobalOptions Group, Inc.). In addition, references to “Walker Digital” or “WD” are references to Walker Digital, LLC, a Delaware limited liability company and the controlling shareholder of the Company, references to “Walker Licensing” are to the prior business segment of WD known as Walker Digital Licensing and Enforcement and references to “Walker Holdings” are to the holding company organized by WD in connection with the Company’s acquisition by merger of that segment in September 2013, respectively. “See Item 1. Business. Corporate History”

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information relating to Patent Properties, Inc. that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this Form 10-K, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this Form 10-K as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

Item 1.      Business.

Overview

Patent Properties has two distinct lines of businesses: we develop and commercialize our unique portfolio of intellectual property assets through our licensing and enforcement operations (“Licensing and Enforcement”) and offer a recently launched subscription-based business model branded The United States Patent Utility™ (the “Patent Utility”), that uses proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database, with businesses that can put them into commercial uses that help them compete and grow. The Company is led by entrepreneur and inventor Jay Walker, who is best known as the founder of Priceline.com and has twice been named by TIME magazine as “one of the top 50 business leaders of the digital age.” Mr. Walker currently ranks as the world’s 11th most patented living individual, based on U.S. patent issuances according to Wikipedia.

The United States Patent UtilityTM

The Patent Utility uses Big Data software tools to make the competitive benefits of America’s patent database available to companies of all sizes – without involving the court system.

The Patent Utility serves two types of users. First, operating companies pay a monthly subscription fee to receive a comprehensive set of information services, access to expert assistance, patent licenses and legal fee discounts to help them improve products and processes, track what competitors are working on and limit their risk of patent infringement. Second, organizations list their underutilized patents in the Patent Utility’s catalog for the purpose of seeking licenses from non-competitive companies. There is no cost to organizations to list patents.

The demands of competing in today’s global economy make it increasingly important that operating companies rely on internal and external sources of innovation. The simple reality is the world is innovating faster than any individual company is, thereby creating an innovation gap that can leave any company at a competitive disadvantage. Companies, like Procter & Gamble and others, have reported that it is no longer sufficient to rely on internal innovation alone to compete and grow. Procter & Gamble determined that it was a competitive imperative to access external development resources and set out to source 50% of its new products from outside innovations. Very large companies spend substantial sums on dedicated teams and sophisticated tools to tap into the vast network of global R&D and find relevant improvements, experts and partner organizations. The vast majority of companies cannot afford these types of resources, but that is changing as new software and data analytics make it possible for automation to replace inefficient and expensive human processes.

The Patent Utility’s proprietary Big Data software engine cross-references a company’s products, services, processes and product development priorities with the entire U.S. patent database to find statistically relevant matches. The system uses advanced semantic search tools to improve the relevance of our findings with concept matching and natural language processing.

The statistically relevant matches are presented to subscribers through a series of information products that allow them to find relevant external technologies and technology experts that can help improve products and services. Subscribers also learn what patents their direct competitors have published or been issued that can provide insight into future product plans, and subscribers also learn the litigation history of statistically relevant patents to better understand their legal risks.

The Patent Utility has also created and administers a new type of patent license transaction called “No-Fault Licensing.” This type of patent license is appropriate for the overwhelming majority of patents and patent owners that cannot afford the high costs and risks of today’s “court-based” licensing environment. An estimated 95% of patents have never generated a dollar of licensing revenue. The purpose of a “No Fault” license is to make it possible for patented technologies that are marginally or modestly valuable and cannot justify the high transaction costs of threat-based licensing, to become commercially useful in the right hands.

The Patent Utility creates No-Fault licenses whenever a patent is determined to be statistically relevant to a subscriber company and is also listed in the Patent Utility licensing catalog by its owner. All No-Fault licenses are 100% voluntary, and the cost of a No-Fault license is covered by the subscriber’s monthly fee to the Patent Utility.

Potential Market Size

In December 2014, ipCapital Group (“ipCG”) issued a report that identified the sizable opportunity for the Patent Utility.  In its report, ipCG notes the current problem plaguing American innovation – that most companies cannot efficiently access new innovations or do not fully understand the risks and uncertainties associated with using patented technologies. According to ipCG, there are 230,000 companies in the Company’s initial total addressable market. These include companies that are below $1 billion in revenue, which are most likely to need a low cost, automated service for identifying external technology improvements and technical experts, and either own their own patents or operate in markets in which patented technology plays an important role in the competitive environment. The Company considers several hundreds of thousands of small and mid-sized operating companies as part of its ultimate addressable market, based on the growing competitive pressures and legal risks of operating in a tech-dominated economy.

Marketing

As a starting point for our initial outbound marketing efforts for the Patent Utility, we have identified more than 40,000 companies with revenues below $250 million dollars that own 3 or more patents of their own, including 20,000 companies in the same revenue range that own 10 or more patents of their own.  Patent ownership indicates to us that a business recognizes the commercial value of committing resources to develop and exploit patented innovations and patent information for competitive advantage.

We intend to develop a direct-to-business channel driven by an in-house telesales operation that combines outbound efforts with inbound marketing programs that identify leads in response to various forms of published content and online advertising. We also expect to develop a variety of channels that rely on intermediaries to refer prospects, close sales and purchase our services on a wholesale basis for high-value customers of their own. We believe that our service can act as a business development tool for a variety of professional services firms, such as law firms and consultants that are seeking to stimulate demand for incremental billable projects from existing clients.

Data Providers

We entered into a Software as a Service Agreement with Innography, Inc. under which we have access to Innography’s web-based application software platforms and patent related data and analytics functionality in connection with the development and commercialization of the Patent Utility. We have supplemented these licensed technologies with proprietary software development to support the unique features of the Patent Utility’s services.

Competition

With respect to The United States Patent Utility, there are a number of intermediaries that help companies understand the risks and opportunities presented by the proliferation of patented technologies, including brokers, defensive consortiums, custom information services and law firms. However, the vast majority of these services focus on the very largest companies, which can afford expensive tools and custom analyses by human experts, and the top 5% of patents, which can tolerate the high transaction costs of today’s marketplace. The United States Patent Utility relies on automated analysis using Big Data tools and a low cost monthly subscription fee to serve companies that are otherwise unable to benefit from the innovation and competitive assets inside the U.S. patent database. In this way, The United States Patent Utility is a disruptive service seeking to bring the “un-served” into the marketplace with a simple and affordable alternative.

Licensing and Enforcement

All of our intellectual property assets were created with the goal of solving business problems, with the intent to achieve commercial status. However, it is our belief that many of our inventions have become part of the commercial activities of other businesses without having been licensed, depriving us of financial value. As a result, patent enforcement activities are a component of our business strategy. During fiscal years 2013 and 2014, the Company has filed 19 patent infringement lawsuits against 22 defendants (including a counterclaim of infringement) involving 8 patents in suit. These enforcement efforts have resulted in over $5 million in gross revenue from settlement income. There are currently 17 litigation matters in the US District Court in Delaware, Connecticut and Texas. We expect to expand our enforcement activities to other unlicensed users of those patents that have previously been asserted in litigation and may expand such activities to other patents in our portfolio. Our litigations are disclosed below under Item 3 - Legal Proceedings.

Intellectual Property/Patent Portfolio Overview

Our patent portfolio currently consists of approximately 400 granted patents, as well as over 60 pending patent applications. Our patents describe inventions in areas such as authentication techniques, internet search, social networking and advertising and online transactions, among many others. They are relevant to a broad array of large and growing industries including data management, e-commerce, electronic and computer hardware, social networking and internet services, financial services, entertainment and video gaming, online education, manufacturing, security and state lotteries.

Furthermore, to optimize the quality of our intellectual property, well qualified patent attorneys have been retained to work hand in hand with inventors at every stage of the patent procurement process, from ideation, through drafting, prosecution and appeals. We believe there are valuable un-asserted claims within the portfolio. We will file for additional patent protection based on some of our existing patents and patent applications when appropriate. In addition, all of our employees enter into confidentiality agreements with us, which includes a provision governing the assignment of inventions.

Competition

With respect to our Licensing and Enforcement operations, we expect to encounter competition from others seeking to license or sell intellectual property. This includes an increase in the number of competitors seeking to license or sell similar patents and technologies. Other companies may develop competing technologies and offerings that may provide better or less expensive alternatives to our patented technologies that we may license or sell. Many potential competitors may have significantly greater resources than we do. Technological advances or entirely different approaches developed by one or more of our competitors could render certain of the technologies owned and services to be provided obsolete and/or uneconomical.

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

All of the patents we own through IH LLC f/k/a Walker Holdings were developed internally by Walker Digital, with Jay Walker as the lead inventor named on almost all patents issued. All improvements to these assets, together with the intellectual property associated with The United States Patent Utility, have been assigned pursuant to an Invention Assignment Agreement with Mr. Walker. While the terms of the Invention Assignment Agreement do not entitle us to any other intellectual property Mr. Walker may develop in the future, in view of his significant equity position in the Company and the Company’s platform for the protection of the intellectual property it holds, Mr. Walker may nevertheless determine to develop and commercialize intellectual property through the Company. The terms and conditions of any such transaction would be negotiated between Mr. Walker and our Audit Committee at the time of such determination.

Employees

As of March 12, 2015, we have 21 full-time employees and 1 part-time employee. In addition, although he is not an employee, Mr. Walker has and will continue to devote substantial, but not all, of his working effort to us. Any future hiring decisions will be on an as-needed basis, based upon projected research and development activities. At this time we believe our staffing is sufficient for our current operations.

Executive Officers of Our Company

Because the Proxy Statement for our Annual Meeting of Shareholders will not contain information with respect to all executive officers of the Company, set forth below is the information with respect to our executive officers:

Name	Age	Position

Jonathan Ellenthal	49	Vice Chairman and Chief Executive Officer

Jonathan Siegel	57	Chief Administrative Officer, General Counsel and Secretary

Kara B. Jenny	45	Chief Financial Officer

Jonathan Ellenthal, Vice Chairman of the Board of Directors, Chief Executive Officer. From 2008 to 2013 Mr. Ellenthal was the Chief Executive Officer of Walker Digital Management, LLC, a wholly-owned subsidiary of Walker Digital. He served as a Director for many of Walker Digital’s subsidiaries and collaborated with Jay Walker on all new business designs and the strategic direction of Walker Digital. Since early 2011, Mr. Ellenthal has also been a Partner in TEDMED, LLC. As the exclusive licensee of the globally recognized TED brand for the field of health and medicine, TEDMED focuses entirely on innovation and breakthrough thinking in service of a healthier future. From 2011 to 2014, he was a member of the Board of Directors of Affinion Group, Inc., a customer engagement and loyalty company, with more than 70 million customers worldwide.

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

Jonathan A. Siegel, Chief Administrative Officer, General Counsel and Secretary. Mr. Siegel joined the Company in February 2014, prior to which he was Investment Manager and Legal Counsel for Bentham Capital, LLC, a litigation finance company providing funding for large commercial and patent disputes, from March 2013 to January 2014, and a consultant from November 2012 to February 2013. He served as Chief Administrative Officer, General Counsel and Chief Privacy Officer of Alclear, LLC, a biometric secure identification service, from June 2010 to June 2012. From March 2009 to April 2011 he served as Mayor of Irvington, New York and served as Trustee of Irvington prior to his election as Mayor. From December 1999 to January 2008, Mr. Siegel was employed by Synapse Group, Inc., a direct marketing subsidiary of Time Inc., most recently as Executive Vice President Publisher Relations and Legal Affairs. From 1994 to 1999 he served in various capacities for Brandt, Inc, a manufacturer of currency counting equipment, including as Executive Vice President and General Counsel and a board member. Mr. Siegel was Vice President and Associate General Counsel of Trian Group, LP, a merchant bank, from 1987 to 1994. He was a corporate associate at Rosenman & Colin LLP from 1983 to 1987. He received his BA from Colgate University in 1979 and his JD from The University of Chicago Law School in 1983. He is admitted to practice in New York.

Kara B. Jenny, Chief Financial Officer. Ms. Jenny joined the Company in May 2014, prior to which she was the Chief Financial Officer of Fashion to Figure, a leading specialty retailer founded to create the ultimate full-fashion experience, which she joined in March 2013. Prior to Fashion to Figure, Ms. Jenny was with Bluefly.com, an online retail destination offering exclusive designer merchandise at a value, from May 1999 until December 2012. Ms. Jenny served as Bluefly’s Chief Financial Officer for five years and had previously served as Vice President of Finance prior to her promotion to Chief Financial Officer. Ms. Jenny began her career at Arthur Andersen LLP, and is a certified public accountant and a member of the American Institute of Certified Public Accountants. She received her B.S. in Accounting from Binghamton University.

Item 1A. Risk Factors.

In addition to the other information in this Form 10-K, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this Form 10-K or that we have made or will make elsewhere.

Risks Related to our Company, our Business and our Industry

We have a recent history of significant operating losses, and our Patent Utility has limited operating history. We experienced net losses of $15.6 million during the year ended December 31, 2014 and $14.4 million during the year ended December 31, 2013. As of December 31, 2014, we had an accumulated deficit of $28.1 million. The losses and accumulated deficit were primarily due to the costs associated with the Merger as well as investments we made to launch our new business as well as invest in litigation campaigns. We anticipate that cost of revenue and operating expenses will increase in the foreseeable future as we seek to continue to grow our business and acquire customers and develop our platform and new applications. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer. Many of our efforts to generate revenue from our business are new and unproven, particularly in the case of the Patent Utility, and any failure to increase our revenue or generate revenue from new applications and services could prevent us from attaining profitability. Our prior losses, combined with any potential future losses, have adversely affected our stockholders’ equity and working capital position. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

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

While other bills considered in Congress in 2014 – including The Innovation Act sponsored by House Judiciary Chairman Robert Goodlatte which would require non-practicing entities that bring patent infringement lawsuits to pay legal costs of the defendants if the lawsuits are unsuccessful – were not ultimately passed into law, there can be no assurance that Congress will not consider similar legislation in the future. Several states also adopted laws regarding patent assertion activities in 2014 while others have such legislation under review.

On June 19, 2014, the U.S. Supreme Court issued a landmark decision in which it significantly tightened the standard for patentability of software patents. Alice Corp. Pty. Ltd. v. CLS Bank Int’l, 134 S. Ct. 2347 (2014). Specifically, the U.S. Supreme Court stated that if you have an idea so abstract that it cannot be patented, simply tying it to a “generic computer cannot transform a patent-ineligible abstract idea into a patent-eligible invention.” The U.S. Supreme Court further stated that tying the abstract idea to “purely functional and generic” hardware would, similarly, not make the idea patentable. Arguably, the Alice decision is intended to limit the validity of poor quality software patents. The Alice decision will provide accused infringers of software patents new arguments to challenge the validity of such patents. Practically, the effects of the Alice decision are still being assessed as patent holders, attorneys, the USPTO, and courts, are coping to determine the proper bounds of the Alice decision. The Alice decision could potentially have a negative effect on the validity of some of our patents.

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

We may seek to internally develop additional new inventions and intellectual property, which would take time and would be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of our investments in such activities. Mr. Walker has significant experience as an inventor. As such, we expect that part of our business may include the internal development of new inventions or intellectual property relating to assets transferred to us in the Merger or the Patent Utility we have developed and seek to monetize. However, this aspect of our business would likely require significant capital and would take time to achieve. Such activities could also distract our management team from its other business initiatives, which could have a material and adverse effect on our business. There is also the risk that our initiatives in this regard would not yield any viable new inventions or technology, which would lead to a loss of our investments in time and resources in such activities.

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

Our Invention Assignment Agreement with Jay Walker Only Relates to Improvements to the Assets Transferred to Us in the Merger and the Patent Utility. Pursuant to the terms of the Invention Assignment Agreement we have entered into with Mr. Walker, we have been granted rights only in connection with improvements to the assets transferred to us in the Merger and the Patent Utility we developed. Accordingly, we may not be entitled to any other intellectual property Mr. Walker may develop in the future, including intellectual property that Mr. Walker may choose to monetize and commercialize other than through Patent Properties. Stockholders in the Company should not expect that Mr. Walker will seek to develop or commercialize intellectual property for the benefit of Patent Properties, other than as explicitly provided for in the Invention Assignment Agreement, which may affect the value placed on the Company by industry analysts or other investors, which would likely affect the price at which our Common Stock trades in the public market.

We will depend on key individuals, including Jay Walker. Our future success depends largely upon the service of our directors, executive officers and other key management and technical personnel, including Mr. Walker. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel with specialized patent, engineering and other skills. The market for such talent in our industry is extremely competitive. Our ability to attract and retain qualified personnel could be affected by any adverse decisions in any litigation or arbitration and by our ability to offer competitive cash and equity compensation and work environment conditions. The failure to attract and retain such persons with relevant and appropriate experience could interfere with our ability to enter into new license agreements and undertake additional technology and product development efforts, as well as our ability to meet our strategic objectives.

If a subscriber to the Patent Utility does not continue or renew their agreements with us our business and operating results could suffer. We expect to derive a significant portion of our revenue from renewal of customer agreements and sales of additional applications and services to existing customers. As a result, achieving a high renewal rate of our customer agreements and selling additional applications and services is critical to our future operating results.

Our proprietary software for the Patent Utility may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results. Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we discover additional problems that prevent our proprietary applications from operating properly. If our offering does not function reliably or fails to achieve client expectations in terms of performance, clients could cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients.

We depend on data supplied by third parties for our Patent Utility and any disruption in the supply of this data could adversely affect our business. Material performance problems or defects or errors in data feeds and services that are provided to us by third party providers could arise in the future and may cause the results of our offering to be inaccurate.

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

Setbacks in defending and enforcing our patent rights could cause our revenue and cash flow to decline. Our assets include patents that will be integral to our business and revenues. Competitors may challenge the validity, scope, enforceability and ownership of those patents. Their challenges may include reexamination requests in the relevant patent and trademark office. Reexamination proceedings are costly and time-consuming, and we cannot predict their outcome or consequences. Such proceedings may narrow the scope of our claims or may cancel some or all of our claims. If some or all of our patent claims are canceled, we could be prevented from enforcing or earning future revenues from such patents. We cannot assure that the validity and enforceability of our patents will be maintained or that our patents will be determined to be applicable to any particular product or standard. Even if our claims are not canceled, enforcement actions against alleged infringers may be stayed pending resolution of reexaminations, or courts or tribunals reviewing our patent claims could make findings adverse to our interests based on facts presented in reexamination proceedings. Irrespective of outcome, reexamination challenges may result in substantial legal expenses and diversion of management’s time and attention away from our other business operations. In this regard, Walker Digital has received an adverse judicial decision relating to interpretation of the terms of a settlement agreement entered into by Walker Digital with a third party prior to the Merger.  Although the decision does not specifically address our patents, the court’s rationale, if adopted, could potentially impact equitable ownership of certain families of patents we received from Walker Digital at the time of the Merger and as to which we currently hold legal title.  We have been notified by the relevant third party that they believe the court’s decision supports a claim against Walker Digital and that such third party has requested that Walker Digital immediately convey by assignment patent families relating to the Walker Digital patents addressed by the decision. Such patent families may include certain of those we received by recorded assignments at the time of the Merger. We have been in discussions with Walker Digital and the third party to determine appropriate next steps, although such discussions are still in a relatively preliminary phase. Other similar adverse decisions could limit the value of our inventions or result in a loss of our proprietary rights, which could negatively impact our stock price, our results of operations, our cash flows, our business and our financial position.

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

Historically, our revenue has been generated from settling litigation matters. The revenues we have generated were the result of settlement negotiations with certain defendants in connection with patent infringement cases. In the past, these revenues were one-time payments made under non-exclusive license agreement entered into by us and the defendants to settle such disputes. For the years ended December 31, 2014 and 2013, the amount of revenue we derived from counterparties representing more than 10% of our total revenues was 96% (with three counterparties representing 45%, another 36% and a third 15%) and 89% (with three counterparties representing 46%, another 28% and a third 15%), respectively. We cannot assure you that all such current disputes or any future disputes will be settled in such a manner as to generate significant revenues in the future.

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

Technology company stock prices are especially volatile, and this volatility may depress the price of our common stock. The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

•	announcements of developments in our patent enforcement actions;

•	developments or disputes concerning our patents and/or the Patent Utility;

•	our or our competitors’ technological innovations;

•	variations in our quarterly operating results;

•	our failure to meet or exceed securities analysts’ expectations of our financial results;

•	a change in financial estimates or securities analysts’ recommendations;

•	changes in management’s or securities analysts’ estimates of our financial performance;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents; and

•	failure to complete significant transactions.

We will be required to evaluate our internal control over financial reporting in accordance with the Sarbanes-Oxley Act. We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

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

We may not qualify to meet listing standards to list our stock on an exchange. The Commission approved listing standards for companies using reverse acquisitions, or reverse shell mergers, to list on an exchange, which may limit our ability to become listed on an exchange. We are considered a reverse merger company (i.e., an operating company that became an Exchange Act reporting company by combining with a shell Exchange Act reporting company) that cannot apply to list on NYSE, NYSE MKT or Nasdaq until our stock has traded for at least one year on the U.S. OTC market, a regulated foreign exchange or another U.S. national securities market following the filing with the Commission or other regulatory authority of all required information about the merger, including audited financial statements. We would be required to maintain a minimum $4 share price ($2 or $3 for NYSE MKT) for at least thirty (30) of the sixty (60) trading days before our application and the exchange’s decision to list. We would be required to have timely filed all required reports with the Commission (or other regulatory authority), including at least one annual report with audited financials for a full fiscal year commencing after filing of the above information, which we will be deemed to have met upon the filing of this Annual Report on Form 10-K. To the extent that we cannot qualify for a listing on an exchange, our ability to raise capital will be diminished.

Because we are considered a reverse merger company, we may not be able to attract the attention of brokerage firms. Additional risks may exist since we are considered a reverse merger company. Securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock. The Commission has adopted regulations which generally define so-called “penny stocks” as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our shares of Common Stock would be deemed to be a “penny stock” based upon the price of our common stock as of March 12, 2015 and as such are subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 exclusive of the value of their principal residence or annual income exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our Connecticut office, which serves as our corporate headquarters, is located at Two High Ridge Park, Stamford, Connecticut. We lease space pursuant to a Shared Services Agreement with Walker Digital. The Walker Digital lease will expire in September of 2016. The annual rent for the office space occupied by us is approximately $117,000. We believe that our existing facilities are adequate to accommodate our current business needs.

Item 3.	Legal Proceedings.

Below is a brief description of material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of their property is the subject.

On April 11, 2011, Walker Digital, LLC (“Walker Digital”) filed suit alleging infringement of one or more claims of U.S. Patent 6,199,014 in the United States District Court for the District of Delaware, Docket No. 11-309. The complaint was filed against Apple, Inc., BMW of North America LLC, Google, Inc., Mapquest, Inc., Mio Technology USA, Tom Tom, Inc., Telenav, Inc., Blusens Technology S.C., NDrive, Inc., Navman Wireless Holdings LP, Microsoft Corporation and Samsung Electronics. The complaint seeks damages and a permanent injunction. Following early stages of discovery, Walker Digital voluntarily dismissed BMW of North America LLC, Mapquest, Inc., Mio Technology USA, Tom Tom, Inc., TeleNav, Inc., Blusens Technology S.C., Ndrive, Inc., and Navman Wireless Holdings LP, without prejudice. Apple, Inc. entered into a license agreement with Walker Digital on June 27, 2011 and was subsequently dismissed from this suit. Following claim construction, Walker Digital voluntarily dismissed Microsoft Corporation. The United States Patent Trial and Appeal Board issued a ruling on November 28, 2014, invalidating the patent and the suit was subsequently dismissed.

On April 11, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 7,801,802 in the United States District Court for the District of Delaware, Docket No. 11-311. A complaint was filed against Google, Inc., Yahoo! Inc., and Microsoft Corporation. The complaint seeks damages and a permanent injunction. Yahoo! Inc. entering into a license agreement with Walker Digital on July 11, 2012 and the case was subsequently dismissed against Yahoo! Inc. On July 25, 2013, the District Court entered a stipulated judgment of non-infringement following a claim construction order. On November 6, 2014, the United States Court of Appeals for the Federal Circuit affirmed the judgment of non-infringement and the suit was subsequently dismissed. On February 7, 2015, following dismissal, Google, Inc. moved to renew their motion in pursuit of sanctions and fees.

On April 11, 2011 Walker Digital filed suit alleging infringement of one or more claims of U.S. Patents 5,884,272 and 5,884,270 in the United States District Court for the District of Delaware, Docket No. 11-318. A complaint was filed against MySpace, Inc., News Corporation, Friendster, Inc., LinkedIn Corporation, Buckaroo Acquisition Corporation, Criterion Capital Partners LP, Google, Inc., Tagged, Inc., and Facebook, Inc. The complaint seeks damages and a permanent injunction. Walker Digital entered into a settlement agreement with Facebook, Inc. on July 12, 2011, Tagged, Inc. on June 22, 2012, MySpace, Inc. on December 9, 2011, Friendster, Inc. on March 12, 2012 and LinkedIn, Inc. on May 20, 2013. Walker Digital dismissed each settling party from this suit. The United States District Court for the District of Delaware issued a ruling on September 3, 2014, invalidating the patent and the suit was subsequently dismissed.

On April 11, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patents 6,138,105 and 6,601,036 in the United States District Court for the District of Delaware, Docket No. 11-320. A complaint was filed against American Airlines, Inc., Amazon.com, Inc., Best Buy Co., Inc., Bestbuy.com LLC, BBY Solutions, Inc., Dell, Inc., Delta Airlines, Inc., Expedia, Inc., Hewlett-Packard Company, Sony Electronics, Inc., and Wal-Mart Stores, Inc. The complaint seeks damages and a permanent injunction. Walker Digital LLC entered into a settlement agreement with Dell, Inc. on July 12, 2011 and Dell, Inc. was subsequently dismissed. After further review of the alleged infringing product, Walker Digital voluntarily dismissed Best Buy Co., Inc., BBY Solutions, Inc. and Sony Electronics, Inc. Subsequently, Inventor Holdings, Inc. (“IH, LLC”), as successor to Walker Digital, agreed to dismiss American Airlines, Inc. Wal-Mart Stores, Inc. entered into a settlement agreement with IH, LLC, on December 22, 2014 and Wal-Mart Stores, Inc. was subsequently dismissed. IH, LLC voluntarily dismissed Amazon.com, Inc. BestBuy.Com, LLC, Delta Airlines, Inc., Expedia, Inc., and Hewlett-Packard Company  on February 23, 2015.

On April 11, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 6,263,505 in the United States District Court for the District of Delaware, Docket No. 11-321. A complaint was filed against Ayre Acoustics, Inc., Best Buy Co., Inc., D&M Holdings U.S. Inc., Denon Electronics (USA) LLC, Funai Corporation, Inc., Haier America Trading LLC, Harman International Industries, Inc., JVC Americas Corporation, LG Electronics USA, Inc., Marantz America, Inc., Onkyo USA Corporation, Oppo Digital, Inc., Orion Electric America, Inc., Panasonic Corporation of North America, Philips Electronics North America Corporation, Pioneer Electronics (USA) Inc., Samsung Electronics America, Sharp Electronics Corporation, Sherwood America, Inc., Sony Corporation of America, Sony Electronics, Inc., Technicolor USA, Inc.(d/b/a RCA), Toshiba America Information Systems, Inc., Vizio, Inc., Yamaha Corporation of America, Bestbuy.com LLC and Best Buy Stores, LP. The complaint seeks damages and permanent injunction. Walker Digital entered into a settlement agreement with Toshiba America Information Systems, Inc. on September 14, 2011, Oppo Digital, Inc. on October 11, 2011, Yamaha Corporation of America on December 7, 2011, Denon Electronics (USA) LLC on February 3, 2012, Orion America, Inc. on February 15, 2012, Sherwood America, Inc. on March 2, 2012, Harman International Industries, Inc. and Philips Electronics North America Corporation on March 8, 2012, Samsung Electronics America on June 13, 2012, Pioneer Electronics (USA) Inc. and Onkyo USA Corporation on June 27, 2012, LG Electronics USA on June 28, 2012, Sharp Electronics Corporation on July 2, 2012 and Panasonic Corporation of North America on November 6, 2012. Walker Digital dismissed each settling party from this suit. The United States Court of Appeals for the Federal Circuit issued a ruling on December 4, 2014, affirming a ruling from the United States Patent Trial and Appeal Board invalidating the patent and the suit was subsequently dismissed.

On April 12, 2011, Walker Digital Filed suit alleging infringement of one or more claims of U.S. Patent 7,924,323 in the United States District Court for the District of Delaware, Docket No. 11-326. The complaint was filed against Canon U.S.A, Inc., Casio America, Inc., Eastman Kodak Co., Eye-Fi, Inc., Fujifilm U.S.A., Inc., Nikon, Inc., Olympus America, Inc., Pentax of America, Inc., Ricoh Americas Corporation, Samsung Electronics America, Sanyo North America Corporation, Sony Corporation of America and Sony Electronics, Inc. The complaint seeks damages and a permanent injunction. Walker Digital entered into a settlement agreement with Nikon, Inc. on December 19, 2011, Samsung Electronics America on June 14, 2012 and Canon U.S.A. Inc., on March 5, 2013. Walker Digital dismissed each settling party from this suit. On December 29, 2014, Sony Electronics, Inc. filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an Inter Ex-Parte Review of one or more claims of US Patent 7,924,323.

On April 22, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 5,970,470 in the United States District Court for the District of Delaware, Docket No. 11-362. The complaint was filed against Amazon.com, Inc. The complaint seeks damages and a permanent injunction.

On April 25, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patents 6,224,486 and 6,425,828 in the United States District Court for the District of Delaware, Docket No. 11-368. The complaint was filed against 2K Games, Inc., 2K Sports, Inc., Capcom Entertainment, Inc., Capcom U.S.A. Inc., Electronics Arts, Inc., Konami Digital Entertainment, Inc., Microsoft Corporation, Rockstar Games, Inc., Sega of America Inc., Sony Computer Entertainment America LLC, Square Enix of America Holdings LLC, Square Enix, Inc., Take-Two Interactive Software, Inc., THQ Inc., and Ubisoft, Inc. The complaint seeks damages and a permanent injunction. Walker Digital entered into a settlement agreement with Electronic Arts, Inc. on July 24, 2012, Take-Two Interactive Softtware, Inc., 1K Games, Inc., 2K Sports, Inc. and Rockstar Games, Inc. on August 2, 2012 and Konami Digital Entertainment, Inc. and Square Enix, Inc. on December 28, 2012, UBisoft, Inc., Sega of America, Inc. and Capcom U.S.A. on September 1, 2013 and Microsoft Corporation on December 16, 2014. Walker Digital dismissed each settling party from this suit. On July 3, 2012, Sony Computer Entertainment America LLC filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an Inter Partes Review of one or more claims of US Patent 6,425,828. On September 12, 2012, Sony Computer Entertainment America LLC filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an Inter Partes Review of one or more claims of US Patent 6,224,486.

On April 26, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 7,933,893 in the United States District Court for the District of Delaware, Docket No. 11-369. The complaint was filed against Google, Inc., Microsoft Corporation, Amazon.com, Inc. and Vibrant Media. The complaint seeks damages and a permanent injunction. Walker Digital voluntarily dismissed Google, Inc., Microsoft Corporation and Amazon.com, Inc. On September 14, 2012, Google, Inc. filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an Inter Partes Review of one or more claims of US Patent 7,933,893.

On August 8, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patents 6,110,041 and 6,293,866 in the United States District Court for the District of Delaware, Docket No. 11-696. The complaint was filed against Microsoft Corporation, Sony Computer Entertainment America LLC, Sony Network Entertainment America, Inc., and Sony Network Entertainment International LLC. The complaint seeks damages and a permanent injunction. Walker Digital voluntarily dismissed Sony Network Entertainment America, Inc. The United States Patent Trial and Appeal Board issued a ruling on December 3, 2014 invalidating the patent and the suit was subsequently dismissed.

On October 18, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 8,041,711 in the United States District Court for the District of Delaware, Docket No. 11-989. The complaint was filed against Google, Inc. The complaint seeks damages and a permanent injunction. The United States Patent Trial and Appeal Board issued a ruling on November 19, 2014 invalidating the patent and the suit was subsequently dismissed.

On October 18, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 8,041,711 in the United States District Court for the District of Delaware, Docket No. 11-990. The complaint was filed against Amazon.com, Inc. The complaint seeks damages and a permanent injunction. The United States Patent Trial and Appeal Board issued a ruling on December 19, 2014, invalidating the patent and the suit was subsequently dismissed.

On October 18, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 8,041,711 in the United States District Court for the District of Delaware, Docket No. 11-991. The complaint was filed against Microsoft Corporation. The complaint seeks damages and a permanent injunction. Microsoft Corporation entered into a settlement agreement with IH, LLC, as successor to Walker Digital, on December 16, 2014, and the suit was subsequently dismissed.

On October 18, 2011, Walker Digital filed suit alleging infringement by Vibrant Media, Inc. of one or more claims of U.S. Patent 8,041,711 in the United States District Court for the District of Delaware, Docket No. 11-993. The complaint seeks damages and a permanent injunction. The United States Patent Trial and Appeal Board issued a ruling on December 16, 2014, invalidating the patent and the suit was subsequently dismissed.

On January 16, 2013, Walker Digital filed suit alleging infringement by Wal-Mart Stores, Inc. of one or more claims of U.S. Patent 6,381,582 in the United States District Court for the District of Delaware, Docket No. 13-096. Wal-Mart Stores, Inc. entered into a settlement agreement with IH, LLC, as successor to Walker Digital, on December 22, 2014 and the suit was subsequently dismissed.

On January 16, 2013, Walker Digital filed suit alleging infringement by Toys “R” Us, Inc., of one or more claims of U.S. Patent 6,381,582 in the United States District Court for the District of Delaware, Docket No. 13-097. IH, LLC, as successor to Walker Digital, voluntarily dismissed Toys “R” Us, Inc.

On January 16, 2013, Walker Digital filed suit alleging infringement by 7-Eleven, Inc., Amazon.com, Inc., and PayNearMe, Inc., of one or more claims of U.S. Patent 6,381,582 in the United States District Court for the District of Delaware, Docket No. 13-098. PayNearMe, Inc. entered into a settlement agreement with IH, LLC, as successor to Walker Digital, on August 22, 2014 and the suit was subsequently dismissed.

On February 12, 2014, IH LLC filed suit alleging infringement by K-Mart Corporation of one or more claims of U.S. Patent 6,381,582 in the United States District Court for the District of Delaware, Docket 14-185. The complaint seeks damages for past, present and future infringement.

On February 12, 2014, IH LLC filed suit alleging infringement by Google, Inc. of one or more claims of U.S. Patent 8,558,921 in the United States District Court for the District of Delaware, Docket 14-186. The complaint seeks damages for past, present and future infringement. On February 11, 2015, Google, Inc. filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an Inter Partes Review of one or more claims of US Patent 8,558,921.

On April 8, 2014, IH LLC filed suit alleging infringement by Bed Bath & Beyond of one or more claims of U.S. Patent 6,381,582 in the United States District Court for the District of Delaware, Docket 14-448. The complaint seeks damages for past, present and future infringement.

On May 14, 2014, Certified Measurement, LLC, a subsidiary of IH LLC, filed suit alleging infringement by Centerpoint Energy Houston Electric, LLC and Itron, Inc. of one or more claims of US Patents 5,828,751, 6,282,648, 6,289,453 and 8,549,310 in the United States District Court for the Eastern District of Texas, Docket 14-627. The complaint seeks an injunction and damages for past, present and future infringement. On January 15, 2015, Itron, Inc. filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an Inter Partes Review of one or more claims of US Patents 5,828,751, 6,282,648, 6,289,453, and 8,549,310.

On June 6, 2014, IH LLC filed suit alleging infringement by Microsoft Corporation of one or more claims of U.S. Patent 8,558,921 in the United States District Court for the District of Delaware, Docket 14-720. The complaint seeks damages for past, present and future infringement. Microsoft Corporation entered into a settlement agreement with IH, LLC on December 16, 2014 and the suit was subsequently dismissed.

On June 11, 2014, IH LLC filed suit alleging infringement by Sears, Roebuck and Co. and Sears Holdings Management Corporation of one or more claims of U.S. Patent 6,381,582 in the United States District Court for the District of Delaware, Docket 14-730. The complaint seeks damages for past, present and future infringement.

On June 19, 2014, IH LLC filed suit alleging infringement by Sam’s West, Inc. d/b/a Sam’s Club of one or more claims of U.S. Patent 5,970,470 in the United States District Court for the District of Delaware, Docket 14-783. The complaint seeks damages for past, present and future infringement. Sam’s West, Inc. d/b/a Sam’s Club entered into a settlement agreement with IH, LLC on December 22, 2014 and the suit was subsequently dismissed.

On June 19, 2014, IH LLC filed suit alleging infringement by Target Corporation of one or more claims of U.S. Patent 5,970,470 in the United States District Court for the District of Delaware, Docket 14-784. The complaint seeks damages for past, present and future infringement. Target Corporation and IH, LLC mutually agreed to dismiss the suit.

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

On August 19, 2014, IH LLC filed suit alleging infringement by Gameloft, Inc. of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-067. The complaint seeks damages for past, present and future infringement.

On August 19, 2014, IH LLC filed suit alleging infringement by GluMobile of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-068. The complaint seeks damages for past, present and future infringement.

On August 19, 2014, IH LLC filed suit alleging infringement by Kabam, Inc. of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-069. The complaint seeks damages for past, present and future infringement. Kabam, Inc. entered into a settlement agreement with IH, LLC on October 24, 2014 and the suit was subsequently dismissed.

On August 19, 2014, IH LLC filed suit alleging infringement by King.com, Inc. of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-070. The complaint seeks damages for past, present and future infringement.

On August 19, 2014, IH LLC filed suit alleging infringement by NGMoco LLC of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-071. The complaint seeks damages for past, present and future infringement.

On August 19, 2014, IH LLC filed suit alleging infringement by Rovio Entertainment Company of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-072. The complaint seeks damages for past, present and future infringement.

On August 19, 2014, IH LLC filed suit alleging infringement by Supercell, Inc. of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-073. The complaint seeks damages for past, present and future infringement.

On January 22, 2015, ALSTOM Grid, Inc. filed a complaint for declaratory judgment of non-infringement of U.S. Patents 5,828,751, 6,282,648, 6,289,453 and 8,549,310 against Certified Measurement LLC, a subsidiary of IH LLC, in the United States District Court for the District of Delaware, Docket No. 15-072. On February 5, 2015, Certified Measurement LLC filed a counterclaim alleging infringement of one or more claims of such patents seeking damages for past, present and future infringement.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “PPRO”.

The table below sets forth the high and low bid prices for our common stock as reported on the OTC Bulletin Board for the two years ended December 31, 2013 and 2014.

Fiscal Year 2013	High	Low
First Quarter	$2.55	$2.30
Second Quarter	2.50	2.30
Third Quarter	4.55	3.01
Fourth Quarter	4.60	3.10

Fiscal Year 2014	High	Low
First Quarter	$4.50	$3.15
Second Quarter	4.00	3.00
Third Quarter	3.03	1.49
Fourth Quarter	2.76	2.05

As of March 12, 2015, there were 20,741,572 shares of common stock outstanding, held by over 200 holders of record and 14,999,000 shares of our Series B Preferred Stock, held by a single holder of record.

Dividend Policy

We have not paid any cash dividends on our common stock. Pursuant to our current strategy, we do not have a plan to pay cash dividends. However, in the future, the Board may change our strategy to one that includes a dividend or distribution on our capital stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock that may be issued under our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,628,000	$3.64	979,342	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	3,628,000	$3.64	979,342

(1)	Our Amended and Restated 2006 Long-Term Incentive Plan was adopted by our stockholders on July 24, 2008.

(2)	The number of securities remaining available for future issuances includes 979,342 shares available under our Amended and Restated 2006 Long-Term Incentive Plan.

Item 6.	Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We, through our wholly-owned subsidiaries, engage in two distinct lines of business. We develop and commercialize our unique portfolio of intellectual property assets through our licensing and enforcement operations (“Licensing and Enforcement”) and more recently we have introduced the United States Patent Utility™ (the “Patent Utility”), a subscription-based service that uses proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database, with businesses that can put them into commercial uses that help them compete and grow. During 2014 we incurred costs in connection with building this new business, but we did not launch the business until early 2015. The Company is led by entrepreneur and inventor Jay Walker, who is best known as the founder of Priceline.com and has twice been named by TIME magazine as “one of the top 50 business leaders of the digital age.” Mr. Walker currently ranks as the world’s 11th most patented living individual, based on U.S. patent issuances according to Wikipedia. Independent of the Patent Utility, the company also owns a portfolio of patents that were created by Mr. Walker, and seeks to unlock the economic value of those patents in a variety of ways.

The Patent Utility uses Big Data software tools to make the competitive benefits of America’s patent database available to companies of all sizes – without involving the court system.

All of our intellectual property assets were created with the goal of solving business problems, with the intent to achieve commercial status. However, it is our belief that many of our inventions have become part of the commercial activities of other businesses without having been licensed, depriving us of financial value. As a result, patent enforcement activities are a component of our business strategy. For fiscal 2013 and 2014, the company has filed 19 patent infringement lawsuits against 22 defendants involving 8 patents in suit. These enforcement efforts have resulted in over $5.0 million in gross revenue from settlement income There are currently 17 litigation matters in the US District Courts in Delaware, Connecticut and Texas. We expect to expand our enforcement activities to other patents in our portfolio and other unlicensed users of those patents that have previously been asserted in litigation. Our litigations are disclosed above under Item 3 – Legal Proceedings.

On July 11, 2013, we entered into an Agreement and Plan of Merger with GO Merger Sub LLC, the Company’s wholly-owned subsidiary (“Merger Sub”), Walker Digital and Walker Digital Holdings, LLC, a wholly-owned subsidiary of Walker Digital that has been re-named Inventor Holdings, LLC (“IH LLC”) pursuant to which, on September 18, 2013 (the “Closing Date”), Merger Sub merged with and into IH LLC (the “Merger”), with IH LLC surviving the Merger and becoming a wholly-owned subsidiary of the Company (the “Merger Agreement”). As a result of the Merger, we are now a holding company with our Licensing and Enforcement operations conducted through IH LLC and Patent Utility operations conducted at the Company. On July 20, 2014, a patent application covering the Patent Utility was filed with United States Patent and Trademark Office by the Company. While no assurances may be given that it will be able to be commercialized to create value for us, we believe the market for patent-related business intelligence and licensing is both large and in need of new tools and new thinking. The market for business intelligence is characterized by great information asymmetry that makes mining the patent database with human experts cost prohibitive for most companies and limited in its impact. Similarly, the marketplace for patent licensing services is limited by high transaction costs that restricts access to only the most valuable assets owned by companies with deep pockets.

On June 3, 2013, IH LLC f/k/a Walker Digital Holdings, was formed as a limited liability company in the State of Delaware. Walker Digital, which is a controlling shareholder, was the sole member of IH LLC. Immediately prior to the closing of the Merger, Walker Digital contributed Walker Licensing’s assets and business to IH LLC. In connection with the Merger, we acquired IH LLC and Walker Digital transferred ownership of the intellectual property assets that were primary to Walker Licensing’s business to IH LLC, subject to certain enumerated cases and orders, judgments, decisions or other actions taken in connection with any patent litigation or by the USPTO. In this regard, Walker Digital has received an adverse judicial decision relating to interpretation of the terms of a settlement agreement entered into by Walker Digital with a third party prior to the Merger. Although the decision does not specifically address our patents, the court’s rationale, if adopted, could potentially impact equitable ownership of certain families of patents we received from Walker Digital at the time of the Merger and as to which we currently hold legal title. We have been notified by the relevant third party that they believe the courts decision supports a claim against Walker Digital and that such third party has requested that Walker Digital immediately convey by assignment patent families relating to the Walker Digital patents addressed by the decision. Such patent families may include certain of those we received by recorded assignments at the time of the Merger. We have been in discussions with Walker Digital and the third party to determine appropriate next steps, although such discussions are still in a relatively preliminary phase. All improvements to these assets, together with any the intellectual property associated with The United States Patent Utility, have been assigned pursuant to an Invention Assignment Agreement with Mr. Walker. While the terms of the Invention Assignment Agreement do not entitle us to any other intellectual property Mr. Walker may develop in the future, in view of his significant equity position in the Company and the Company’s platform for the protection of the intellectual property it holds, Mr. Walker may nevertheless determine to develop and commercialize intellectual property through the Company. The terms and conditions of any such transaction would be negotiated between Mr. Walker and our Audit Committee at the time of such determination.

Overview

Our operating activities during fiscal 2014 and 2013 were principally focused on the continued development, licensing and enforcement of the patent portfolios, including the continued pursuit of multiple ongoing technology licensing and enforcement programs and the commencement of new technology licensing and enforcement programs. Our revenues historically have fluctuated period to period, and can vary significantly, based on a number of factors including the following:

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

Counterparties refer to those parties who were defendants in patent infringement cases that had been brought by us. Certain of these cases have been settled by entering into patent sale agreements, which typically results in one-time payments to us that are recognized as revenue. All of the other revenue was generated through settlement and non-exclusive license agreements. All of the agreements provide for a one-time payment to the Company. For the year ended December 31, 2014 and 2013, the amount of revenue we derived from counterparties representing more than 10% of our total revenues was 96% (with three counterparties representing 45%, another 36% and a third 15%) and 89% (with three counterparties representing 46% another 28% and a third 15%), respectively. Generally we are willing to engage in settlement discussions with defendants at any appropriate time during the course of litigation. We will agree to settle a dispute with a defendant when we believe that such a settlement and the terms of the agreement are in the best interest of the Company and its shareholders.

Results of Operations

Year Ending December 31, 2014 Compared with Year Ending December 31, 2013

Net Income (Loss)

Net loss for the year ended December 31, 2014 was $15.6 million, as compared to net loss of $14.4 million for the year ended December 31, 2013.

Operating expenses of $17.8 million for the year ended December 31, 2014 included other legal and consulting fees of $2.3 million, patent prosecution and maintenance fees of $1.0 million, compensation and related benefits, including non-cash compensation of $6.4 million, professional fees of $5.7 million, general and administrative expense of $2.1 million, which includes $0.9 million of software and technology related services incurred in connection with the launch of the Patent Utility, and marketing expenses of $0.3 million. Net revenue totaled $2.1 million for the year ended December 31, 2014.

Operating expenses of $15.7 million for the year ended December 31, 2013 included allocated costs totaling $0.6 million, compensation and benefits of $3.2 million, professional fees of $9.4 million, other legal and consulting fees of $1.6 million, and patent prosecution and maintenance fees of $1.0 million. Net revenue totaled $1.3 million for the year ended December 31, 2013.

Revenues

	(dollar amounts presented in millions)
	Year Ended December 31, 2014	Year Ended December 31, 2013	% Change
Licensing fees	$2.9	$2.1	38%
Total revenue	$2.9	$2.1	38%

We recognized revenues of $2.9 million in 2014, a 38% increase compared to 2013 revenues of $2.1 million.

For the year ended December 31, 2014 we generated revenue from five licensing agreements compared to six licensing agreements during fiscal 2013. Our revenues historically have fluctuated based on the number of patented technology portfolios, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights. Although revenues from one or more of our patents or patent families may be significant in a specific reporting period, we believe that none of our patents or patent families are individually significant to our licensing and enforcement business as a whole.

The Patent Utility was not launched until early 2015, accordingly, for the year ended December 31, 2014 there was no subscription revenue recognized but we did record deferred revenue of $72,000.

Legal and Consulting Contingency Fees

Legal and consulting contingent fees for the years ended December 31, 2014 and 2013 were $0.9 million and $0.8 million, respectively. As a percentage of revenue, legal and consulting contingent fees were 30% during 2014 and 36% in 2013. Our legal and consulting contingent fees are dependent upon the realization of revenue. The improvement in the realization is attributed to better rates negotiated with contingent legal and consulting firms during 2014 compared to 2013.

Licensing and Enforcement Expenses

	(dollar amounts presented in millions)
	Year Ended December 31, 2014	Year Ended December 31, 2013	% Change
Other legal and consulting fees	$2.3	$1.6	44%
Patent prosecution and maintenance costs	1.0	1.0	—%
Total licensing and enforcement expenses	$3.3	$2.6	27%

Other legal and consulting expenses for the years ended December 31, 2014 and 2013 were $2.3 million and $1.6 million, respectively.  The increase in other legal and consulting fees during fiscal 2014 as compared to fiscal 2013 was mainly attributable to the number of active patent infringement and licensing cases filed as well as the mix of our contingent and hourly legal fees related to these cases.  Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for each of the years ended December 31, 2014 and 2013 were $1.0 million. Patent prosecution and maintenance expenses are directly related to the number of re-examinations in connection with patent prosecutions.

General and Administrative Expenses

	(dollar amounts presented in millions)
	Year Ended December 31, 2014	Year Ended December 31, 2013	% Change
Compensation and benefits	$6.4	$3.2	100%
Professional fees	5.7	9.4	(39)%
General and administrative	1.2	0.6	100%
Software and technology services	0.9	—	n/a
Marketing	0.3	—	n/a
Total general & administrative expenses	$14.5	$13.2	10%

Compensation and benefits expense for the years ended December 31, 2014 and 2013 were $6.4 million and $3.2 million, respectively and includes share based compensation of $2.1 million and $0.8 million for the year ended December 31, 2014 and 2013, respectively. Compensation and benefits expense increased $3.2 million, or 100%, for fiscal 2014 as compared to fiscal 2013. The increase in compensation and benefits can be primarily attributable to the increase in full time active employees at December 31, 2014 of 17 compared to 14 at December 31, 2013, as well as a related increase in employee stock-based compensation of $1.4 million in 2014 compared to 2013.

Professional fees of $5.7 million for the year ended December 31, 2014 relates primarily to $3.1 million of stock-based compensation expense for awards earned concurrent with the Merger, accounting and corporate legal fees of $0.7 million, board and advisory fees of $0.7 million (which includes $40,000 of stock-based compensation) investor and public relations costs of $0.5 million (including $28,000 of stock-based compensation) and public company costs of $0.3 million. Stock based compensation is related to the issuance of 1,445,000 shares of Common Stock to a vendor, IP Navigation, in connection with the Merger. The Company had an existing service agreement with IP Navigation, a patent monetization firm. On September 18, 2013, in connection with the amendment of this service agreement, IP Navigation reduced its future fees from 22.5% to 15% and the Company issued 1,445,000 shares of Common Stock to IP Navigation. The Common Stock vested in March 2014. We recorded the pro rata portion of this non-employee award as a component of professional fees at $3.1 million, the fair value of the award.

Professional fees of $9.4 million for the year ended December 31, 2013 relates primarily to merger related costs and stock-based compensation expense on awards earned concurrent with the Merger. Stock based compensation amounted to $7.6 million. Merger related costs and public company expenses amounted to approximately $1.8 million. Stock based compensation is primarily related to the issuance of (i) 1,325,776 shares of restricted common stock as consideration for Broadband Capital Management, LLC services in connection with the Merger, the Common Stock vested on September 18, 2013 and the fair value of this award amounted to $4.4 million based upon the closing stock price on the Closing date, and (ii) approximately $3.1 million of share based compensation recorded in connection with equity issued to IP Navigation.

Total general and administrative expenses increased by $1.5 million to $2.1 million for the year ended December 31, 2014 compared to $0.6 million for the year ended December 31, 2013, and includes software and technology services. The increase is attributed to an increase in software and technology services of $0.9 million, incurred in connection with the development and commercialization of the Patent Utility and primarily represents fees paid to Innography, Inc. in connection with their proprietary web-based application software platform and patent related data and analytics. In addition, increases in insurance expense of $209,000, travel related expenses of $141,000 and increased rent of $9,000 all contributed to the increase and were partially offset by decrease in commercial rent tax of $230,000.

For the year ended December 31, 2014, the Company incurred $0.3 million of marketing costs incurred in connection with the promotion of the Patent Utility.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company’s significant estimates and assumptions include stock-based compensation and the valuation allowance related to the Company’s deferred tax assets.

Liquidity and Capital Resources

Our current assets were $15.9 million at December 31, 2014, including $15.4 million of cash and cash equivalents. Working capital amounted to $13.8 million as of December 31, 2014. The Company's cash and cash equivalents is sufficient to meet our liquidity needs for at least the next twelve months.

Cash used in operating activities was approximately $9.3 million for the year ended December 31, 2014. During fiscal 2014, the Company spent approximately $2.3 million on building its Web site, hiring a team, and establishing related infrastructure related to the Patent Utility and $7.0 million on its Licensing and Enforcement business and corporate activities.

Contractual Obligations

We had no significant commitments for capital expenditures and we have no committed lines of credit or other committed funding or long-term debt as of December 31, 2014.

Off-Balance Sheet Transactions

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Recently Issued Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued an accounting standard update which provides clarified principles for recognizing revenue arising from contracts with clients and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will identify the contract with a client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. This accounting standard update will be effective for the Company in periods beginning after December 15, 2016. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

Going Concern

In August 2014, the FASB issued an accounting standard update that requires management to evaluate and disclose whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after financial statements are issued. The evaluation and disclosure will be required to be made for both annual and interim reporting periods, if applicable, along with an evaluation as to whether management’s plans alleviate that doubt. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2017. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

Item 8.	Financial Statements and Supplementary Financial Data

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2014, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (1992), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “—Role of the Audit Committee” in our Proxy Statement related to the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information appearing under the headings “Director Compensation” and “Executive Compensation” which is hereby incorporated by reference from our definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Executive Compensation,” is hereby incorporated by reference from our definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014.

Item 13.	Certain Relationships and Related Transactions, Director Independence

The information appearing under the headings “Certain Relationships and Related Transactions” is hereby incorporated by reference from our definitive Proxy Statement relating to the 2015 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the captions “Item 2: Ratification of Appointment of Marcum LLP, as Independent Auditors — Audit Fees” and “—Pre-Approval Policies and Procedures” is hereby incorporated by reference from our definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2014.

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

PATENT PROPERTIES, INC.

March 13, 2015	By:	/s/ Jonathan Ellenthal
(Date Signed)		Jonathan Ellenthal, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jay Walker	Executive Chairman of the Board of Directors	March 13, 2015
Jay Walker

/s/ Jonathan Ellenthal	Vice Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)	March 13, 2015
Jonathan Ellenthal

/s/ Nathaniel J. Lipman	Director	March 13, 2015
Nathaniel J. Lipman

/s/ Robert Kelly	Director	March 13, 2015
Robert Kelly

/s/ Sharon Barner	Director	March 13, 2015
Sharon Barner

/s/ Harvey W. Schiller, Ph.D.	Director	March 13, 2015
Harvey W. Schiller, Ph.D.

/s/ Kara B. Jenny	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 13, 2015
Kara B. Jenny

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated July 11, 2013, by and among GlobalOptions Group, Inc., GO Merger Sub, LLC, Walker Digital, LLC and Walker Digital Holdings, LLC. (14)

2.2	Amendment to Agreement and Plan of Merger dated as of September 18, 2013, by and among GlobalOptions Group, Inc., GO Merger Sub LLC, Walker Digital, LLC and Walker Digital Holdings, LLC (19)

2.3	Certificate of Merger of Walker Digital Holdings, LLC (19)

3.1	Certificate of Incorporation of Patent Properties, Inc. (19)

3.2	Certificate of Amendment to Certificate of Incorporation. (19)

3.3	Certificate of Elimination of the Series D Convertible Preferred Stock. (14)

3.4	Certificate of Elimination of the Series A Junior Participating Preferred Stock. (18)

3.5	Certificate of Designations of Series B Convertible Preferred Stock. (19)

3.6	Bylaws. (19)

3.7	Amendment to Bylaws. (19)

3.8	Amendments to Bylaws. (19)

3.9	Amendments to Bylaws. (19)

3.10	Amendment to Certificate of Incorporation dated November 19, 2013. (21)

4.1	Rights Agreement, dated as of September 7, 2010, between GlobalOptions Group, Inc. and Continental Transfer & Trust Company. (10)

4.2	Amendment No. 1 to Rights Agreement, dated as of March 26, 2012 between GlobalOptions Group, Inc. and Continental Transfer & Trust Company. (13)

4.3	Amendment No. 2 to Rights Agreement, dated as of March 26, 2012 between GlobalOptions Group, Inc. and Continental Transfer & Trust Company. (17)

4.4	Amendment No. 3 to Rights Agreement, dated as of March 26, 2012 between GlobalOptions Group, Inc. and Continental Transfer & Trust Company. (18)

4.5	Restricted Stock Agreement, dated July 11, 2013, by and between GlobalOptions Group, Inc. and Broadband Capital Management LLC. (14)

4.6	Lock-Up Agreement dated July 11, 2013, by and between GlobalOptions Group, Inc. and Broadband Capital Management LLC. (14)

4.7	Lock-Up Agreement dated July 11, 2013, by and between GlobalOptions Group, Inc. and Walker Digital LLC. (14)

4.8	Form of Warrant of GlobalOptions Group, Inc. (19)

4.9	Lock-Up Agreement dated September 18, 2013, by and between IP Navigation Group, LLC and GlobalOptions Group, Inc. (19)

4.10	Restricted Stock Agreement dated as of September 18, 2013, by and between IP Navigation Group, LLC, and GlobalOptions Group, Inc. (19)

4.11	Amendment to Lock-Up Agreement by and between GlobalOptions Group, Inc. and Walker Digital LLC, dated as of September 18, 2013. (20)

10.1	Amended and Restated 2006 Long-Term Incentive Plan. + (7)

10.2	Amended and Restated 2006 Employee Stock Purchase Plan. + (7)

10.3	Employment Agreement, dated as of January 29, 2004, between Harvey W. Schiller, Ph.D. and GlobalOptions, Inc. + (1)

10.4	Letter Agreement among GlobalOptions Group, Inc., GlobalOptions, Inc. and Harvey W. Schiller, Ph.D., dated January 29, 2004, pursuant to which GlobalOptions Group, Inc. assumed Dr. Schiller’s original employment agreement with GlobalOptions, Inc. + (1)

10.5	Amendment to Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 19, 2006. + (3)

10.6	Modification of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of August 13, 2009. + (8)

10.7	Modification of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of May 13, 2010. + (9)

10.8	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 14, 2010. + (11)

10.9	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of December 12, 2011. + (13)

10.10	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of March 26, 2012. + (13)

10.11	Amendment of Employment Agreement of Harvey W. Schiller, Ph.D. with GlobalOptions Group, Inc., dated as of March 31, 2013. + (16)

10.12	Amendment to Employment Agreement, dated July 11, 2013, by and between GlobalOptions Group, Inc. and Dr. Harvey W. Schiller. + (14)

10.13	Employment Extension Agreement, dated July 11, 2013, by and between GlobalOptions Group, Inc. and Dr. Harvey W. Schiller. + (14)

10.14	Employment Agreement, dated July 30, 2007, between Jeffrey O. Nyweide and GlobalOptions Group, Inc. + (6)

10.15	Modification of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of August 13, 2009. + (8)

10.16	Modification of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of May 13, 2010. + (9)

10.17	Amendment of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of December 14, 2010. + (11)

10.18	Amendment of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of March 26, 2012. + (13)

10.19	Amendment of Employment Agreement of Jeffrey O. Nyweide with GlobalOptions Group, Inc., dated as of March 31, 2013. + (16)

10.20	Amendment to Employment Agreement, dated July 11, 2013, by and between GlobalOptions Group, Inc. and Mr. Jeffrey O. Nyweide. + (14)

10.21	Employment Extension Agreement, dated July 11, 2013, by and between GlobalOptions Group, Inc. and Mr. Jeffrey O. Nyweide. + (14)

10.22	Employment Agreement and Non-Competition and Confidentiality Agreement, dated as of September 18, 2013, between Gary Greene and GlobalOptions Group, Inc. + (19)

10.23	Employment Agreement and Non-Competition and Confidentiality Agreement, dated as of September 18, 2013, between Karen Romaine and GlobalOptions Group, Inc. + (19)

10.24	Employment Agreement and Non-Competition and Confidentiality Agreement, dated as of September 18, 2013, between Jonathan Ellenthal and GlobalOptions Group, Inc. + (19)

10.25	Support Agreement, dated March 26, 2012, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc. (13)

10.26	Amendment to Support Agreement, dated March 26, 2012, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc. (19)

10.27	Registration Rights Agreement, dated March 26, 2012, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc. (13)

10.28	Amendment to Registration Rights Agreement, dated July 22, 2013, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc. (15)

10.29	Shared Services Agreement, dated as of July 11, 2013, by and between GlobalOptions Group, Inc. and Walker Digital Management, LLC. (14)

10.30	Form of Indemnification Agreement between GlobalOptions Group, Inc. and its new directors and officers. (19)

10.31	Registration Rights Agreement, dated September 18, 2013, by and between GlobalOptions Group, Inc. and the holders party thereto. (19)

10.32	Subscription, Purchase and Investment Agreement dated as of September 18, 2013, by and between Walker Digital, LLC, GlobalOptions Group, Inc. and the investors party thereto. (19)

10.33	Bill of Sale, Assignment and Assumption Agreement dated as of September 18, 2013, by and between Walker Digital, LLC, and Walker Digital Holdings, LLC (19)

10.34	Escrow Agreement dated as of made as of August 27, 2013, by and among GlobalOptions Group, Inc., Broadband Capital Management LLC and Continental Stock Transfer & Trust Company (19)

10.35	Invention Assignment Agreement dated as of January 20, 2014 by an among Patent Properties, Inc., Investor Holdings LLC and Jay Walker.(21)

10.36	Engagement letter dated as of January 24, 2011 between Walker Digital, LLC and IP Navigation Group, LLC(21)

10.37	Amendment to Engagement Letter dated as of August 8, 2012 between Walker Digital, LLC and IP Navigation Group, LLC(21)

10.38	Second Amendment to Engagement Letter dated as of August 2013 between Walker Digital, LLC and IP Navigation Group, LLC(21)

10.39	Registration Rights Agreement, dated as of February 10, 2014, by and between Patent Properties, Inc. and the holders party thereto.(21)

10.40	Registration Rights Indemnification Agreement, dated as of February 10, 2014, by and between Patent Properties, Inc. and Walker Digital, LLC.(21)

10.41	Executive Employment Agreement, dated as of February 10, 2014, between Jonathan Siegel and Patent Properties, Inc. + (21)

10.42	Executive Employment Agreement, dated as of May 27, 2014, between Kara B. Jenny and Patent Properties, Inc. +(22)

21.1	Subsidiaries of Patent Properties, Inc.

31.1	Certification of Jonathan Ellenthal, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kara B. Jenny, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jonathan Ellenthal, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kara B. Jenny, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

+ Indicates a management contract or compensatory plan.

(1)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on June 30, 2005, as amended.
(2)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on December 11, 2006.
(3)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on December 22, 2006.
(4)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on February 23, 2007.
(5)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on May 16, 2007.

(6)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-QSB filed with the Commission on August 14, 2007.
(7)	Incorporated by reference to the exhibits included with our annual report on Form 8-K filed with the Commission on July 30, 2008.
(8)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q filed with the Commission on August 14, 2009.
(9)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q filed with the Commission on August 16, 2010.
(10)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on September 8, 2010.
(11)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on January 23, 2012.
(12)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on January 23, 2012.
(13)	Incorporated by reference to the exhibits included with our annual report on Form 10-K filed with the Commission on March 30, 2012.
(14)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on July 15, 2013.
(15)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q filed with the Commission on July 23, 2013.
(16)	Incorporated by reference to the exhibits included with our annual report on Form 10-K filed with the Commission on April 1, 2013.
(17)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on September 9, 2013.
(18)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on September 23, 2013.
(19)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on September 24, 2013.
(20)	Incorporated by reference to the exhibits to the exhibits included with our current report on Form 8-K filed with the Commission on September 27, 2013.
(21)	Incorporated by reference to the exhibits to the exhibits included with our registration statement on Form S-1 filed with the Commission (File No. 333-191783)
(22)	Incorporated by reference to the exhibits included with our current report on Form 8-K filed with the Commission on May 28, 2014.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Patent Properties, Inc.

We have audited the accompanying consolidated balance sheets of Patent Properties, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patent Properties, Inc. and Subsidiaries, as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

New York, NY
March 13, 2015

PATENT PROPERTIES, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$15,407	$24,703
Other receivable	22	12
Prepaid expenses and other current assets	455	525
Total current assets	15,884	25,240

Property and equipment, net	29	—

Other Assets:
Investment, at cost	250	250
TOTAL ASSETS	$16,163	$25,490

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,190	$634
Accrued expenses	711	703
Deferred software costs	151	—
Deferred revenue	14	—
Total current liabilities	2,066	1,337

Deferred revenue – long term portion	58	—

TOTAL LIABILITIES	2,124	1,337

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 15,000,000 shares authorized	—	—
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding	15	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,134,744 shares issued as of December 31, 2014 and 2013 respectively	21	21
Treasury stock, 393,172 shares, at cost	(840)	(840)
Additional paid-in capital	42,902	37,398
Accumulated deficit	(28,059)	(12,441)
TOTAL STOCKHOLDERS' EQUITY	14,039	24,153
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,163	$25,490

See accompanying notes to these consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars and shares in thousands, except per share amounts)

	December 31,
	2014	2013
Revenues:
Licensing fees	$2,948	$2,092
Total revenues	2,948	2,092

Legal and consulting contingency fees	882	752

Net revenue	2,066	1,340

Operating expenses:
Other legal and consulting fees	2,342	1,563
Patent prosecution and maintenance fees	993	1,000
Compensation and benefits	6,357	3,213
Professional fees	5,724	9,383
Marketing	279
General and administrative	2,056	563
Total operating expenses	17,751	15,722

Operating loss	(15,685)	(14,382)

Other income	32	—

Interest income	35	13

Net loss	$(15,618)	$(14,369)

Net loss per common share
Basic and diluted	$(0.75)	$(1.29)

Weighted average common shares outstanding
Basic and diluted	20,834	11,126

See accompanying notes to these consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars and shares in thousands)

	Series B Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2012	14,999	$15	7,668	$8	—	$—	$(23)	$1,928	$1,928
Net assets received and shares outstanding at time of reverse merger completed on September 18, 2013	—	—	6,552	7	355	(713)	15,922	—	15,216
Incentive shares vested - financial advisor	—	—	1,326	1	—	—	4,440	—	4,441
Incentive shares vested – vendor	—	—	1,445	1	—	—	3,124	—	3,125
Incentive shares vested - employees	—	—	183	—	—	—	614	—	614
Purchase of treasury shares at cost	—	—	—	—	39	(127)	127	—	—
Issuance of common stock and warrants, net cost of $0.2 million	—	—	3,961	4	—	—	11,690	—	11,694
Stock options granted	—	—	—	—	—	—	212	—	212
Net contribution from related party shareholder	—	—	—	—	—	—	1,292	—	1,292
Net loss for the period ended December 31, 2013	—	—	—	—	—	—	—	(14,369)	(14,369)
Balance December 31, 2013	14,999	15	21,135	21	394	(840)	37,398	(12,441)	24,153
Net contribution from related party shareholder	—	—	—	—	—	—	80	—	80
Stock based compensation	—	—	—	—	—	—	5,424	—	5,424
Net loss for the year ended December 31, 2014	—	—	—	—	—	—	—	(15,618)	(15,618)
Balance December 31, 2014	14,999	$15	21,135	$21	394	$(840)	$42,902	$(28,059)	$14,039

See accompanying notes to these consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	December 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(15,618)	$(14,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Net contribution from related party shareholder	80	1,292
Stock-based compensation	5,424	8,392
Depreciation and amortization	1	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Other receivable	(10)	3,651
Prepaid and other current assets	70	(260)
Increase (decrease) in:
Accounts payable	556	169
Accrued expenses	8	(1,133)
Deferred expenses and deferred revenue	223	—
Net cash used in operating activities	(9,266)	(2,258)

Cash Flows from Investing Activities:
Purchase of property and equipment	(30)	—
Cash received in reverse merger transaction	—	15,394
Net cash (used in) provided by investing activities	(30)	15,394

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants, net of cost	—	11,694
Purchase of treasury stock	—	(127)
Net cash provided by financing activities	—	11,567

Net change in cash and cash equivalents	$(9,296)	$24,703
Cash and cash equivalents
Beginning	$24,703	$—
Ending	$15,407	$24,703

Supplemental disclosure of non-cash investing and financing transactions
Purchase of assets and liabilities in connection with reverse merger:
Prepaid and other current assets	$—	$101
Accrued expenses	$—	$(279)

See accompanying notes to these consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars except share and per share amounts)

NOTE 1. THE COMPANY

Patent Properties, Inc. and Subsidiaries, a Delaware corporation, (the “Company” or “Patent Properties”), has two distinct lines of businesses. It develops and commercializes its unique portfolio of intellectual property assets through its licensing and enforcement operations (“Licensing and Enforcement”) and more recently in early 2015 it launched the United States Patent Utility™ (the “Patent Utility”) whereby the Company uses proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database, with businesses that can put them into commercial uses that help them compete and grow.

September 2013 Merger

The Company was previously known as GlobalOptions Group, Inc. (a Delaware corporation) with a wholly owned subsidiary GlobalOptions, Inc. On July 11, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, on September 18, 2013 (the “Closing Date”) Walker Digital Holdings, LLC (“Walker Holdings”), a wholly-owned subsidiary of Walker Digital, LLC (“Walker Digital”) became a wholly-owned subsidiary of the Company (the “Merger”). Subsequent to the Closing Date, Walker Holdings changed its name to Inventor Holdings, LLC (“IH LLC”). As a result of the Merger, the Company is now a holding company with its primary operations conducted through IH LLC, as more fully discussed below. Under the transaction, Walker Digital received shares of the Company’s common stock and shares of a new Series B Preferred Stock, resulting in Walker Digital (after giving effect to the resale transaction described more fully in Note 9 below) owning approximately 48% of the economic interest and approximately 82.2% of the voting interest in the Company. Walker Digital may also receive an additional 2,166,667 shares of common stock, subject to certain performance conditions ("Contingency Shares").

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

On June 3, 2013, IH LLC, was formed as a limited liability company in the State of Delaware. Walker Digital was the sole member of IH LLC. Immediately prior to the closing of the Merger, Walker Digital contributed Walker Licensing’s assets and business to IH LLC. In connection with the Merger, the Company acquired IH LLC and Walker Digital transferred ownership of the intellectual property assets that were primary to Walker Licensing’s business to IH LLC, subject to certain enumerated cases and orders, judgments, decisions or other actions taken in connection with any patent litigation or by the USPTO. All improvements to these assets, together with any the intellectual property associated with The United States Patent Utility, have been assigned pursuant to an Invention Assignment Agreement with Mr. Walker.

NOTE 2. SEGMENT INFORMATION

Nature of Business

The Company has two primary segments of business, its Licensing and Enforcement business, and the operations of its new business, the Patent Utility, as described as follows:

Licensing and Enforcement

The Company develops, licenses and otherwise enforces patented technologies through its wholly owned subsidiaries. The Company generates revenues from the granting of intellectual property rights for the use of, or pertaining to, patented technologies. The Company also monetizes its intellectual property to include the sale of select patent assets. Patent protection is a key part of the Company’s business model, because it provides the Company with a period of exclusive ownership during which the Company can recoup risk capital and generate a profit from inventions.

The United States Patent UtilityTM

The Company has also created an innovative licensing solution for the mass market of patent owners and users. In January 2015, the Company introduced the Patent Utility, a subscription-based service that uses proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database, with businesses that can put them into commercial uses that help them compete and grow. While the Patent Utility has limited operating history, the Company believes the market for patent-related business intelligence and licensing is both large and in need of new tools and new thinking. The market for business intelligence is characterized by great information asymmetry that makes mining the patent database with human experts cost prohibitive for most companies and limited in its impact. Similarly, the marketplace for patent licensing services is limited by high transaction costs that restricts access to only the most valuable assets owned by companies with deep pockets. In July 2014, a patent application covering the Patent Utility was filed the United States Patent and Trademark Office.

The Patent Utility was launched in January 2015 and accordingly there was no revenue for the year ended December 31, 2014. The Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity or corporate expense for management and administrative services that benefit both segments. Because of this unallocated income and expense, the operating loss of each reporting segment does not reflect the operating loss the reporting segment would report as a stand-alone business. Key financial information by reportable segment for the year ended December 31, 2014 was as follows, there is no information presented for the year ended 2013 as there were no material activities related to the Patent Utility in fiscal 2013:

	(dollar amounts presented in millions)
	Litigation and Enforcement	Patent Utility	Corporate	Total
Net revenue	$2.1	$—	$—	$2.1
Expenses	(6.5)	(2.5)	(8.7)	(17.7)
Operating Loss	(4.4)	(2.5)	(8.7)	(15.6)
Net Loss	$(4.4)	$(2.5)	(8.7)	$(15.6)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP”) and include the assets, liabilities, revenues and expenses of the Company’s wholly-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances were eliminated in consolidation.

The Merger was accounted for as a “reverse merger.” Furthermore, the Merger was deemed to be a recapitalization of IH LLC, and as such, all capital accounts for 2013 have been restated as if the Merger had occurred prior to the earliest period presented. IH LLC was deemed to be the acquirer in the Merger for accounting purposes. Consequently, the assets and liabilities and the historical operations of the Company that are reflected in the consolidated financial statements prior to the Merger are those of IH LLC, and the consolidated financial statements of the Company after completion of the Merger include the assets and liabilities of IH LLC, historical operations of IH LLC and operations of IH LLC from the Closing Date of the Merger.

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

Cash and Cash Equivalents

The Company maintains its cash in bank deposit and money market accounts that, at times, may exceed federally insured limits. The Company considers money market accounts that have maturity dates of three months or less from the purchase date to be cash equivalents.

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding, less any unvested restricted stock outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. As of December 31, 2014 and 2013, the following financial instruments were not included in the diluted loss per share calculation because their effect was anti-dilutive:

	2014	2013
Common Stock options	3,628,000	2,305,000
Common Stock warrants	1,980,318	1,980,318
Unvested Restricted Stock	—	1,445,000
Preferred Stock	14,999,000	14,999,000
Contingency shares	2,166,667	2,166,667
Excluded potentially dilutive securities	22,773,985	22,895,985

Revenue Recognition

Licensing and Enforcement

We derive the majority of our revenue from patent licensing and enforcement. In general, these revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. Significantly all of the patent licenses are granted on the entire portfolio rather than individual patents. Most of the intellectual property rights granted are perpetual in nature, extending until the expiration of the related patents, and can be granted for a defined, relatively short period of time. The Company recognizes licensing and enforcement fees when there is persuasive evidence of a licensing arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured.

The United States Patent UtilityTM

The Company’s revenues are derived from month-to-month subscriptions to services, billable annually in advance. Subscription revenue is earned each month as the service is rendered to subscribers on a monthly basis. The Company recognizes revenue when the subscribers use the Patent Utility’s services, the service has been rendered and earned during the month, the amount of the subscription is fixed or determinable based on established rates quoted on an annualized basis and collectability is reasonably assured. A provision for billing adjustments and cancellation of services is estimated and accounted for as a reduction of revenue, with a corresponding reduction to accounts receivable. In general, subscriptions are contracted for a year and subscribers are entitled to refunds on a pro-rata basis.

Costs Associated with Revenue

Licensing and Enforcement

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

The United States Patent UtilityTM

Cost of services is comprised of compensation for Company employees within the software and systems engineering groups in addition to data costs, computer maintenance and amortization expenses. The expenses related to our hosted software applications are affected by the number of customers who subscribe to our products and the complexity and redundancy of our software applications and hosting infrastructure. The Company expenses these costs as they are incurred.

Investment

In cases where the Company’s investment is less than 20% of the outstanding voting stock and significant influence does not exist, the investment is carried at cost, and evaluated for impairment on an annual basis.

Income Taxes

As a result of the Merger, beginning on September 18, 2013, the Company’s results of operations are taxed as a C Corporation. Prior to the Merger, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying consolidated financial statements for the period from January 1, 2013 to September 18, 2013.

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

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of December 31, 2014, the Company has no unrecognized tax positions, including interest and penalties. The Company files tax returns in United States Federal and various state jurisdictions and the Company’s tax returns are subject to examination by tax authorities for years beginning with December 31, 2013.

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties who account for 10% or more of the total revenues generated by the Company in its Licensing and Enforcement segment during the period. For the years ended December 31, 2014 and 2013, the amount of revenue derived from counterparties representing more than 10% of our total revenues was 96% (with three counterparties representing 45%, another 36% and a third 15%) and was 89% (with three counterparties representing 46%, another 28% and a third 15%), respectively.

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on each financial reporting dates and vesting dates until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes employee stock-based compensation expense on a straight line basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense is reflected within operating expenses in the Consolidated Statements of Operations.

Website development costs

Website development costs are expensed as incurred as they were incurred prior to technological feasibility. Post launch, all costs incurred by the Company related to the development phase, including costs incurred for enhancements that are expected to result in additional new functionality, are capitalized. Such costs are amortized on a straight-line basis over 36 months. All costs related to the planning and post-implementation phase, including training and maintenance, are expensed as incurred. Capitalized costs related to improvements and enhancements to the functionality of the Patent Utility are included in property and equipment, net in the Company’s Consolidated Balance Sheets.

Property and equipment, net

Property and equipment consist primarily of computer and network hardware and are stated at cost net of accumulated depreciation and amortization expenses. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease. Lease amortization is included in depreciation expense. Equipment and software are depreciated on a straight-line basis over two to five years. Costs related to maintenance and repairs are expensed as incurred.

Deferred Revenue

Represents prepaid subscription revenue for future periods from subscribers in connection the Patent Utility.

Net Contribution (Distribution) from/ to Related Party Shareholder

Net contribution (distribution) to related party shareholder in 2014 and 2013 consists primarily of non-cash net transfers to/from Walker Digital in connection with the Shared Services Agreement described in Note 7.

Impact of Recently Issued Accounting Standards

Revenue Recognition

In May 2014, the FASB issued an accounting standard update which provides clarified principles for recognizing revenue arising from contracts with clients and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will identify the contract with a client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. This accounting standard update will be effective for the Company in periods beginning after December 15, 2016. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

Going Concern

In August 2014, the FASB issued an accounting standard update that requires management to evaluate and disclose whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after financial statements are issued. The evaluation and disclosure will be required to be made for both annual and interim reporting periods, if applicable, along with an evaluation as to whether management’s plans alleviate that doubt. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2017. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2014 and 2013 prepaid expenses and other current assets consist of the following:

	2014	2013

Prepaid insurance	$248	$346
Prepaid patent costs	159	127
Other prepaid expenses	48	52
Total prepaid expenses and other current assets	$455	$525

NOTE 5 – PROPERTY AND EQUIPMENT

As of December 31, 2014 and 2013 property and equipment, net, consist of the following:

	2014	2013

Computer equipment and software	$30	$—
Less: Accumulated Depreciation	(1)	—
		—
Total property and equipment, net	$29	$—

NOTE 6 – INVESTMENT

The Company received 57,000 shares of common stock in Tagged, Inc. as part of payment in connection with a license agreement. If on liquidation date (i.e. public offering or change of control), the grant value of the stock is less than $250 (“grant value” or “floor value”), Tagged will pay the Company the difference between the $250 floor value and the grant value. The investment is carried at cost.

NOTE 7 – SHARED SERVICES AGREEMENT

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

The following table represents operating expenses contributed by WDM on behalf of the Company and expenses incurred under the Shared Services Agreement for the years ended December 31, 2014 and 2013:

	2014	2013

Compensation Expenses (1)	$116	$784
Rent and Utilities	132	101
Office Services and Supplies	26	44
Telephone	18	10
Other	50	5
Total Operating Expenses	$342	$944

(1) Compensation expenses are net of services charged to WDM. During the years ended December 31, 2014, and 2013, the Company charged approximately $61 and $22 of expenses, respectively, related to such services.

As of December 31, 2014 and 2013, due from WDM in the amount of $10 and $19, respectively and these amounts were included in prepaid and other current assets. In addition there was $55 and $0, for the years ended December 31, 2014 and 2013 due to WD included in accounts payable.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

The Company’s corporate headquarters is located at Two High Ridge Park, Stamford, Connecticut. The Company leases space pursuant to the Shared Services Agreement. The lease will expire in September of 2016. The annual rent for the office space occupied by the Company is approximately $117.

Litigation

The Company is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. The plaintiff in each Patent Suit may have defenses to any counterclaim.  In addition, the defendants in certain of the Patent Suits have filed or may file motions seeking costs and fees against the plaintiff, which have been or may be opposed.  The Company may also be subject to legal actions arising from claims against Walker Digital related to certain patent families we received by recorded assignments at the time of the Merger. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, at no less than the minimum of the range. As of December 31, 2014 and 2013, the litigation accrual was not material.

Accrued Bonuses

As of December 31, 2014 and 2013, accrued bonuses included in accrued expenses on the Consolidated Balance Sheets were $200 and $207 respectively. All accrued bonuses are discretionary in nature.

NOTE 9 – EQUITY

The Company has authorized and issued an aggregate of 100,000,000 shares of common stock, par value $0.001 per share. The Company, has authorized and issued an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of December 31, 2014, there were 21,134,744 shares of the Company’s Common Stock issued and 20,741,572 outstanding and 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

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

Registration Rights

On September 18, 2013, upon the closing of a private placement (the “Placement”) of newly issued shares of the Company’s common stock and warrants, the Company entered into a registration rights agreement (the “Offering Registration Rights Agreement”) with the investors participating in the Placement. Under the terms of the Offering Registration Rights Agreement, the Company committed to file a registration statement covering the resale of the common stock issued in the Placement, as well as the common stock issuable on exercise of the warrants, within 30 calendar days from the Closing Date of the Placement (the “Filing Deadline”) and to use reasonable best efforts to cause the registration statement to become effective no later than the earlier of: (i) the 90th calendar day following the Closing Date, provided, that, if the Commission reviews and has written comments to the filed registration statement, then such date shall be the 180th calendar day following the Closing Date, and (ii) the 5th trading day following the date on which we are notified by the Commission that the registration statement will not be reviewed or is no longer subject to further review and comments and the effectiveness of the registration statement may be accelerated (the “Effective Deadline”).

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

On February 11, 2014, we announced that we are entered into a Registration Rights Agreement dated as of February 10, 2014 (the “Secondary Registration Rights Agreement” and collectively with the Offering Registration Rights Agreement, the “Registration Rights Agreement”) in connection with the sale by Walker Digital of an aggregate of 5 million shares of Common Stock (the “Shares”) at $3.00 per share to a group of accredited investors (the “Investors”) in private resales not requiring registration under the Securities Act of 1933, as amended. The Secondary Registration Rights Agreement requires the Company to file a registration statement under the Securities Act with respect to the resale by such Investors of the Shares within 65 days of the effectiveness of a registration statement filed with respect to the Offering Registration Rights Agreement and for such registration statement to be declared effective not later than August 1, 2014. The Company may be indemnified for certain penalty payment obligations which may become due under the Secondary Registration Rights Agreement by Walker Digital pursuant to a Registration Rights Indemnification Agreement dated as of February 10, 2014. The Company’s Form S-3 Registration Statement was filed with the SEC on April 10, 2014 and declared effective on June 3, 2014.

The Company accounts for obligations under the Registration Rights Agreement in accordance with ASC 450 “ Contingencies,” which requires a liability to be recorded if the contingent loss is probable and the amount can be estimated. At December 31, 2014, we have not recorded a liability pertaining to our obligations under the Registration Rights Agreement because the amount is not deemed probable.

NOTE 10 – STOCK-BASED COMPENSATION

Total stock-based compensation to employees and non-employees for the years ended December 31, 2014 and 2013 is presented in the following table:

	2014	2013
Employee Option Awards	$2,047	$212
Employee Restricted Stock Awards	—	614
Non-employee Compensation Expense	289	—
Non-employee Restricted Stock Awards	3,088	7,566
Total Compensation Expense	$5,424	$8,392

Stock-Based Compensation Plans

The Company’s Board of Directors has adopted a stock-based employee compensation plan, the Amended and Restated 2006 Long-Term Incentive Plan, (the “Incentive Plan”). The Incentive Plan, which provides for the granting of restricted stock awards, deferred stock unit awards, stock option awards and other equity and cash awards, was adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company. The Compensation Committee had the authority to determine the amount, type and terms of each award, but may not grant awards under the Incentive Plan, in any combination, for more than 1,000,000 shares of the Company’s Common Stock to any individual during any calendar year.

As of December 31, 2014, 979,342 shares of common stock remain eligible to be issued under the Incentive Plan.

Stock Option Awards

The following table summarizes the Company’s stock option award activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	—	$—
Options Assumed in the Merger	200,000	3.05
Options Granted	2,105,000	4.05
Options Exercised	—	—
Options Cancelled	—	—
Outstanding at December 31, 2013	2,305,000	$3.96
Options Granted	1,573,000	3.22
Options Exercised	—	—
Options Cancelled	(250,000)	3.98
Options Expired	—	—
Outstanding at December 31, 2014	3,628,000	$3.64

Options Vested and Exercisable at December 31, 2014	1,029,996	$3.81

The stock option awards are exercisable at various times through 2017. Additional information with respect to the outstanding stock option awards as of December 31, 2014, is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average	Weighted Average
	Options Outstanding	Remaining Contractual Life	Exercise Price Per Share	Options Exercisable	Exercise Price Per Share	Remaining Contractual Life
Range of Exercise Prices
$0.00 - 2.50	142,500	9.98	$2.20	-	$-	-
$2.51 - 3.00	237,500	9.76	2.66	-	-	-
$3.01 - 3.50	748,000	7.47	3.18	285,000	3.18	4.28
$3.51 - 4.00	615,000	9.17	3.66	-	-	-
$4.01 - 4.50	1,885,000	8.14	4.05	744,996	4.05	7.00
Total	3,628,000	8.35	$3.64	1,029,996	$3.81	6.25

As of December 31, 2014, the Company had unrecognized stock-based compensation expense related to all unvested stock options of $4.2 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.

The total fair value of the 1,029,996 stock option awards that vested during the year was approximately $2.1 million. At December 31, 2014, there was no aggregate intrinsic value of the fully vested stock option awards and the weighted average remaining contractual life of the stock option awards was approximately 6.3 years. The Company has not capitalized any compensation cost, or modified any of its stock option awards and no cash was used to settle equity instruments granted under the Company’s Incentive Plan for the years ended December 31, 2014, and 2013. There were no stock option awards exercised during December 31, 2014 and 2013.

Other selected information is as follows:

	2014	2013
Aggregate intrinsic value of outstanding options	$—	$130
Weighted average fair value per share of options granted	$1.56	$1.93

The fair value of stock option awards granted is estimated on the date of grant using a Black-Scholes option pricing model. The expected life of the options was calculated using the simplified method, using the average of the contractual term and the vesting period.  Due to the limited operating history of the Company, the expected volatility used to calculate the fair value of options granted during the years ended December 31, 2014 and 2103 was based on a relevant industry index as permitted under ASC 718-30-30. Management monitors stock option exercises and employee termination patterns to estimate forfeiture rates within the valuation model. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the expected life of the option is based on the interest rate of the U.S. Treasury note in effect on the date of the grant.

The table below presents the weighted average assumptions used to calculate the fair value of stock option awards granted during the years ended December 31, 2014 and 2013, respectively:

	2014	2013
Risk Free Interest Rate	1.64 – 2.75%	2.8%
Expected Volatility	55.6% - 74.1%	62.6%
Dividend Yield	0%	0%
Expected Life in Years	6.0	6.5

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

NOTE 11 —INCOME TAXES

The Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	As of December 31, 2014	As of December 31, 2013
Deferred Tax Asset
Net-operating loss carryforward	$8,001	$1,579
Stock-based compensation	909	1,300
Others	107	—
Total Deferred Tax Assets	9,017	2,879
Valuation Allowance	(9,017)	(2,879)
Deferred Tax Asset, Net of Allowance	$—	$—

As of December 31, 2014, the Company had federal and state net operating loss carryovers of approximately $20.5 million, which expire in 2024. The net operating loss carryover may be subject to limitation under Internal Revenue Code section 382, should there be a greater than 50% ownership change, as determined under the regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and taxing strategies in making this assessment. The Company has determined that, based on objective evidence currently available, it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2014 and 2013.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	As of December 31, 2014	For the period from September 18, 2013 to December 31, 2013
Statutory Federal Income Tax Rate	(34.0)%	(34.0)%
State Taxes, Net of Federal Tax Benefit	(5.0)%	(5.0)%
Change in Valuation Allowance	39.3%	24.3%
Stock-based Merger Costs	—	14.7%
Others	(0.3)%	—
Income Tax Provision (Benefit)	0.0%	0.0%

	As of December 31, 2014	For the period from September 18, 2013 to December 31, 2013
Federal
Current	$—	$—
Deferred	7,871	2,513
State
Current	—	—
Deferred	1,146	366
Change in Valuation Allowance	(9,017)	(2,879)
Income Tax Provision (Benefit)	$—	$—

NOTE 12 – SOFTWARE AGREEMENT

On May 8, 2014 (the "Effective Date"), the Company entered into a Software as Service Agreement (the "Agreement") with Innography, Inc. ("Innography") under which the Company will have access to Innography’s proprietary web-based application software platforms and patent related data and analytics functionality in connection with the development and commercialization of the Patent Utility. The term of the Agreement commences on the Effective Date and continues until the two year anniversary of the Effective Date (the "Initial Term"). The Agreement may be renewed for up to three additional and consecutive one year renewal periods (each a "Renewal Term"). The Agreement will renew for the first and second Renewal Terms unless the Company elects to terminate the Agreement in advance of renewal and will renew for the third Renewal Term unless either party elects to terminate the Agreement in advance of renewal. In the event of a change of control, as defined in the Agreement, of Innography, on or after June 30, 2015 Innography may terminate the then current term on 60 days’ notice (“Control Termination”). In the event of a Control Termination or if the Agreement is not renewed for an optional Renewal Term, or after the last of up to three Renewal Terms expires, the Company may renew for an additional one year period during which Innography will provide its services and reasonably assist the Company in migrating to a replacement service (the "Wind Down Term").

Concurrent with the execution of the Agreement, the Company paid a one-time fee of $200. In consideration for the access to Innography's software application, the Company paid a fee of $350 on July 1, 2014, and will pay $500 on January 1, 2015 and $650 on July 1, 2015. For each Renewal Term the Company will pay semi-annual payments of $800 on January 1 and July 1, but the semi-annual payments may increase from $800 to $1.1 million if the Company's semi-annual net revenues, as defined in the Agreement, exceed $15 million. In the event that the Wind Down Term extends beyond the fifth anniversary of the Effective Date, the semi-annual rates shall increase 20% for any portion of the Wind Down Term that occurs after the fifth anniversary of the Effective Date. The Company recognized this expense on a straight line basis over the term of the Agreement.

