Form 10-Q
period 2015-03-31
Patent Properties, Inc.
filed 2015-05-13
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 13, 2015, there were 20,741,572 shares of the issuer’s common stock outstanding.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

Form 10-Q

PATENT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$11,598	$15,407
Short-term investment	50	—
Accounts receivable	30	—
Other receivable	19	22
Prepaid expenses and other current assets	685	455
Total current assets	12,382	15,884

Property and equipment, net	124	29

Other Assets:
Investment, at cost	250	250
TOTAL ASSETS	$12,756	$16,163

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,229	$1,190
Accrued expenses	630	711
Deferred software costs	152	151
Deferred revenue	41	14
Total current liabilities	2,052	2,066

Deferred revenue – long term portion	54	58

TOTAL LIABILITIES	2,106	2,124

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 15,000,000 shares authorized	—	—
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding	15	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,134,744 shares issued as of March 31, 2015 and December 31, 2014 respectively	21	21
Treasury stock, 393,172 shares, at cost	(840)	(840)
Additional paid-in capital	43,503	42,902
Accumulated deficit	(32,049)	(28,059)
TOTAL STOCKHOLDERS' EQUITY	10,650	14,039
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,756	$16,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in Thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Licensing fees	$7	$—
Utility revenue	5	--
Total revenues	12	—

Cost of Revenue	374	—

Net revenue	(362)	—

Operating expenses:
Other legal and consulting fees	795	72
Patent prosecution and maintenance fees	216	215
Compensation and benefits	1,637	1,603
Professional fees	520	3,826
Marketing	143	--
General and administrative	323	259
Total operating expenses	3,634	5,975

Operating net loss	(3,996)	(5,975)

Other income
Interest income	6	10

Net loss	$(3,990)	$(5,965)

Net loss per common share:
Basic	$(0.19)	$(0.30)
Diluted	$(0.19)	$(0.30)

Weighted average common shares outstanding:
Basic	20,742	19,915
Diluted	20,742	19,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATENT PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(3,990)	$(5,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Net contribution from related party shareholder	—	81
Stock-based compensation	601	3,680
Depreciation and amortization	8	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(30)	(1)
Other receivable	3	—
Prepaid and other current assets	(230)	(16)
Increase (decrease) in:
Accounts payable	39	(215)
Accrued expenses	(81)	(133)
Deferred software costs	1	—
Deferred liabilities	23	—
Net cash used in operating activities	(3,656)	(2,569)

Cash Flows from Investing Activities:
Purchase of property and equipment software	(103)	—
Short-term investment	(50)
Net cash used in investing activities	(153)	—

Cash Flows from Financing Activities:
	—	—
Net cash provided by financing activities	—	—

Net change in cash and cash equivalents	(3,809)	(2,569)
Cash and cash equivalents
Beginning	$15,407	$24,703
Ending	$11,598	$22,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATENT PROPERTIES, INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2015

(all amounts in thousands except share and per share amounts)

NOTE 1 – THE COMPANY

Patent Properties, Inc., a Delaware corporation (collectively, with its subsidiaries, the “Company” or “Patent Properties”), has two distinct lines of businesses. It develops and commercializes its unique portfolio of intellectual property assets through its licensing and enforcement operations (“Licensing and Enforcement”) and more recently in early 2015 it launched The United States Patent Utility™ (the “Patent Utility”) whereby the Company uses proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database, with businesses that can put them into commercial uses that help them compete and grow.

Nature of Business

The Company’s two primary segments of business, its Licensing and Enforcement business, and the operations of its new business, the Patent Utility, are described below:

Licensing and Enforcement

The Company develops, licenses and otherwise enforces patented technologies through its wholly owned subsidiaries. The Company generates revenues from the granting of intellectual property rights for the use of, or pertaining to, patented technologies. The Company also monetizes its intellectual property through the sale of select patent assets. Patent protection is a key part of the Company’s business model, because it provides the Company with a period of exclusive ownership during which the Company has the opportunity to recoup risk capital and generate a profit from inventions.

The United States Patent UtilityTM

In January 2015, the Company introduced the Patent Utility, a subscription-based service that uses proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database, with businesses that can put them into commercial uses that help them compete and grow. Although the Patent Utility has limited operating history, the Company believes the market for patent-related business intelligence and licensing is both large and in need of new tools and new thinking. The market for business intelligence is characterized by great information asymmetry that makes mining the patent database with human experts cost prohibitive for most companies and limited in its impact. Similarly, the marketplace for patent licensing services is limited by high transaction costs that restricts access to only the most valuable assets owned by companies with deep pockets. In July 2014, a patent application covering the Patent Utility was filed with the United States Patent and Trademark Office.

The Patent Utility was launched in January 2015 and the Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity or corporate expense for management and administrative services that benefit both segments. Because of this unallocated income and expense, the operating loss of each reporting segment does not reflect the operating loss the reporting segment would report as a stand-alone business. Key financial information by reportable segment for the three months ended March 31, 2015 was as follows:

	Litigation and Enforcement	Patent Utility	Corporate	Total
Net revenue	$7	$(369)	$—	$(362)
Expenses	(1,080)	(770)	(1,784)	(3,634)
Operating Loss	(1,073)	(1,139)	(1,784)	(3,996)
Interest Income	—	—	6	6
Net Loss	$(1,073)	$(1,139)	$(1,778)	$(3,990)

Capital expenditure for the quarter was $103 and was spent in connection with the Patent Utility Web Site.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and the rules and regulations of the SEC. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements, but reflect all adjustments consisting of normal, recurring adjustments, that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. In the opinion of the Company’s management, all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2014 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2015.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include stock-based compensation and the valuation allowance related to the Company’s deferred tax assets.  Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Cash and Cash Equivalents

The Company maintains its cash in bank deposit and money market accounts that, at times, may exceed federally insured limits. The Company considers money market accounts that have maturity dates of three months or less from the purchase date to be cash equivalents.

Short term Investments

The Company classifies its investment consisting of a certificate of deposit with a maturity greater than three months but less than one year as a short-term investment.

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding, less any unvested restricted stock outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. As of March 31, 2015 and 2014, the following financial instruments were not included in the diluted loss per share calculation because their effect was anti-dilutive:

	2015	2014
Common Stock options	3,858,000	2,570,000
Common Stock warrants	1,980,318	1,980,318
Preferred Stock	14,999,000	14,999,000
Contingency shares	2,166,667	2,166,667
Excluded potentially dilutive securities	23,003,985	21,715,985

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

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties or significant customers who account for 10% or more of the total revenues generated by the Company in its Licensing and Enforcement segment during the period.

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

Website development costs

Website development costs were expensed as incurred prior to technological feasibility. Post launch, all costs incurred by the Company related to the development phase, including costs incurred for enhancements that are expected to result in additional new functionality, are capitalized. Such costs are amortized on a straight-line basis over 36 months. All costs related to the planning and post-implementation phase, including training and maintenance, are expensed as incurred. Capitalized costs related to improvements and enhancements to the functionality of the Patent Utility are included in property and equipment, net in the Company’s Consolidated Balance Sheets.

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

Deferred Revenue

Represents prepaid subscription revenue for future periods from subscribers in connection the Patent Utility.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2015 and December 31, 2014 prepaid expenses and other current assets consist of the following:

	2015	2014
	(Unaudited)
Prepaid insurance	$184	$248
Prepaid patent costs	120	159
Due from WDM	65	10
Prepaid software	253	—
Other prepaid expenses	63	38
Total prepaid expenses and other current assets	$685	$455

NOTE 4 – PROPERTY AND EQUIPMENT

As of March 31, 2015 and December 31, 2014 property and equipment, net, consist of the following:

	2015	2014
	(Unaudited)
Computer equipment and software	$134	$30
Less: Accumulated Depreciation	(10)	(1)
Total property and equipment, net	$124	$29

NOTE 5 - INVESTMENTS

The Company received 57,000 shares of common stock in Tagged, Inc. as partial payment under a licensing agreement. If on the contractually defined liquidation date (i.e. public offering or change of control), the fair value of the stock is less than $250 (“grant value” or “floor value”), Tagged will be obligated to pay the Company the difference between the $250 floor value and the then fair value. The investment is carried at cost which is equal to the floor value at the date of the licensing agreement.

NOTE 6 - SHARED SERVICES AGREEMENT

The Company entered into a Shared Services Agreement (“Shared Services Agreement”) with Walker Digital Management (“WDM”), and relates to services including but not limited to executive compensation, information technology services and supplies, administrative and general services and supplies and rent and utilities, are based either on specific attribution of those expenses or, where necessary and appropriate, based on the Company’s best estimate of an appropriate proportional allocation.

The following table represents expenses incurred under the Shared Services Agreement and contributed by WDM on behalf of the Company:

	Three Months Ended
	March 31,
	2015	2014
Operating Expenses:	(Unaudited)	(Unaudited)
Compensation expenses (1)	$31	$9
Rent and utilities	62	27
Office services and supplies	12	9
Telephone	7	3
Other	15	8
Total Operating Expenses	$127	$56

(1)	Compensation expenses are net of services charged to WDM. During the three months ended March 31, 2015, and 2014, the Company charged approximately $19 and $22 of expenses, respectively, related to such services.

As of March 31, 2015 and December 31, 2014, due from WDM included in prepaid and other current assets on the condensed consolidated balance sheets was $65 (unaudited) and $10, respectively, and due to WDM included in accounts payable on the condensed balance sheet was $87 (unaudited) and $55, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. The plaintiff in each Patent Suit may have defenses to any counterclaim.  In addition, the defendants in certain of the Patent Suits have filed or may file motions seeking costs and fees against the plaintiff, which have been or may be opposed. The Company is also involved in a legal action arising from claims related to certain patent families we received from Walker Digital, LLC (“Walker Digital”) by recorded assignment at the time of the Merger due to an adverse judicial decision relating to interpretation of the terms of a settlement agreement entered into by Walker Digital with a third party prior to the Merger. Although the decision does not specifically address the Company’s patents, the Company has been notified by the third party that they believe the court's decision supports a claim that such patent families be conveyed to them by assignment. Following discussions with Walker Digital and the third party to determine appropriate next steps, Walker Digital and the Company commenced an arbitration on March 31, 2015 against the third party seeking binding clarification of the provisions of the relevant settlement agreement giving rise to such claims and the particular patents subject thereto.  Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, at no less than the minimum of the range. As of March 31, 2015 and December 31, 2014, the litigation accrual was not material.

Accrued Bonuses

As of March 31, 2015 and December 31, 2014, accrued bonuses were $210 (unaudited) and $200, respectively. Most accrued bonuses are discretionary in nature, although some are based on specific performance goals. These amounts are included in accrued expenses on the condensed consolidated balance sheets.

NOTE 8 - EQUITY

As of March 31, 2015, the Company had authorized an aggregate of 100,000,000 shares of common stock, par value $0.001 per share. The Company, had authorized an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of March 31, 2015, there were 21,134,744 shares of the Company’s common stock issued and 20,741,572 outstanding. As of March 31, 2015, 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

NOTE 9 - STOCK-BASED COMPENSATION

Total stock-based compensation to employees and non-employees for the three months ended March 31, 2015 and 2014, respectively, is presented in the following table:

	Three Months Ended
	March 31,
	2015	2014

Employee option awards	$587	$560
Non employee option awards	14	32
Non-employee restricted stock awards	-	3,088
Total compensation expense	$601	$3,680

Stock-based Compensation

Stock Options to Employees

During the first quarter of 2015 the Company granted options for the purchase of 225,000 shares of its Common Stock under the Incentive Plan to employees of the Company. These options have an aggregate grant date fair value of approximately $93 utilizing the Black-Scholes option pricing model with the following assumptions used:

Exercise Price	$1.37
Expected Term	6 years
Remaining Contractual Life	9.9 years
Volatility	64.12%
Dividends	0%
Risk Free Rate of Interest	0.24%
Vesting:	March 2016 – March 2018

Due to the limited operating history of the Company, the expected volatility used to calculate the fair value of options granted during the three months ended March 31, 2015 was based on the volatilities of comparable companies as permitted.

Stock Options to Non-employees

Stock-based compensation expense related to stock-based awards to non-employees is recognized as the stock-based awards are earned, generally through the provision of services. The Company believes that the fair value of the stock-based awards is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is remeasured at each reporting date.

During the first quarter of 2015 the Company granted options to non-employees for the purchase of 25,000 shares of its Common Stock under the Incentive Plan, to advisors of the Company. These options have an aggregate grant date fair value of approximately $23 utilizing the Black-Scholes option pricing model with the following assumptions used:

Exercise Price	$1.37
Term	10 years
Remaining Contractual Life	9.9 years
Volatility	64.12%
Dividends	0%
Risk Free Rate of Interest	0.24%
Vesting:	January 2016 –January 2017

Due to the limited operating history of the Company, the expected volatility used to calculate the fair value of options granted during the three months ended March 31, 2015 was based on an index of comparable companies as permitted.

Restricted Stock to Non-employees

On September 18, 2013, in connection with the amendment of a service agreement with a vendor pursuant to which the vendor reduced its future fees, the Company issued 1,445,000 shares of common stock to the vendor. The common stock became fully vested on March 17, 2014. The Company recorded the pro rata portion of this non-employee award as a component of professional fees. The amounts recorded to such award were $3,088 during the first quarter ended March 31, 2014, there was no related expense for the three months ended March 31, 2015.

A summary of the status of the Company’s stock option plans and the changes during the three months ended March 31, 2015, is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2014	3,628,000	$3.64	-	8.4
Options Granted	250,000	$1.37	-
Options Exercised	-
Options Cancelled/Forfeited	(20,000)	$2.70
Outstanding at March 31, 2015	3,858,000	$3.50	-	8.2

Options vested and exercisable	1,273,328	$3.77	-	6.6

As of March 31, 2015, the Company had unrecognized stock-based compensation expense related to all unvested stock options of $2.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.83 years.

NOTE 10 – SOFTWARE AGREEMENT

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

Concurrent with the execution of the Agreement, the Company paid a one-time fee of $200. In consideration for the access to Innography's software application, the Company paid fees of $350 on July 1, 2014, and $500 on January 1, 2015 and will pay $650 on July 1, 2015. For each Renewal Term the Company will pay semi-annual payments of $800 on January 1 and July 1, but the semi-annual payments may increase from $800 to $1,100 if the Company's semi-annual net revenues, as defined in the Agreement, exceed $15,000. In the event that the Wind Down Term extends beyond the fifth anniversary of the Effective Date, the semi-annual rates shall increase 20% for any portion of the Wind Down Term that occurs after the fifth anniversary of the Effective Date. The Company recognized this expense on a straight line basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes to those statements. This discussion contains forward-looking statements reflecting our management’s current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015.

Narrative discussions of dollar figures are in thousands, except where the context indicates otherwise.

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

All of our intellectual property assets were created with the goal of solving business problems, with the intent to achieve commercial status. However, it is our belief that many of our inventions have become part of the commercial activities of other businesses without having been licensed, depriving us of financial value. There are currently 17 litigation matters in the US District Courts in Delaware, Connecticut and Texas. The Company is also engaged in an arbitration relating to its intellectual property assets against a third party described below. We expect to expand our enforcement activities to other patents in our portfolio and other unlicensed users of those patents that have previously been asserted in litigation.

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

On June 3, 2013, IH LLC f/k/a Walker Digital Holdings, was formed as a limited liability company in the State of Delaware. Walker Digital, which is a controlling shareholder, was the sole member of IH LLC. Immediately prior to the closing of the Merger, Walker Digital contributed Walker Licensing’s assets and business to IH LLC. In connection with the Merger, we acquired IH LLC and Walker Digital transferred ownership of the intellectual property assets that were primary to Walker Licensing’s business to IH LLC, subject to certain enumerated cases and orders, judgments, decisions or other actions taken in connection with any patent litigation or by the USPTO. In this regard, the Company is involved in a legal action arising from claims related to certain patent families we received from Walker Digital by recorded assignment at the time of the Merger due to an adverse judicial decision relating to interpretation of the terms of a settlement agreement entered into by Walker Digital with a third party prior to the Merger. Although the decision does not specifically address our patents, the Company has been notified by the third party that they believe the court’s decision supports a claim that such patent families be conveyed to them by assignment. Following discussions with Walker Digital and the third party to determine appropriate next steps, Walker Digital and the Company commenced an arbitration on March 31, 2015 against the third party seeking binding clarification of the provisions of the relevant settlement agreement giving rise to such claims and the particular patents subject thereto. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows.

All improvements to the intellectual property assets that were primary to Walker Licensing’s business, together with any the intellectual property associated with The United States Patent Utility, have been assigned to IH LLC pursuant to an Invention Assignment Agreement with Mr. Walker. While the terms of the Invention Assignment Agreement do not entitle us to any other intellectual property Mr. Walker may develop in the future, in view of his significant equity position in the Company and the Company’s platform for the protection of the intellectual property it holds, Mr. Walker may nevertheless determine to develop and commercialize intellectual property through the Company. The terms and conditions of any such transaction would be negotiated between Mr. Walker and our Audit Committee at the time of such determination.

Overview

Our operating activities during fiscal 2014 were principally focused on the continued development, licensing and enforcement of the patent portfolios, including the continued pursuit of multiple ongoing technology licensing and enforcement programs and the commencement of new technology licensing and enforcement programs. Our revenues historically have fluctuated period to period, and can vary significantly, based on a number of factors including the following:

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

Results of Operations

For the Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Net Income (Loss)

Net loss for the three months ended March 31, 2015 was $3,990, as compared to net loss of $5,975 for the for the three months ended March 31, 2014.

Operating expenses of $3,634 for the quarter ended March 31, 2015 included other legal and consulting fees of $795 patent prosecution and maintenance fees of $216, compensation and related benefits, including non-cash compensation of $1,637, professional fees of $520, general and administrative expense of $323 and marketing expenses of $143. Net revenue totaled ($362) for the quarter ended March 31, 2015.

Operating expenses of $5,975 for the quarter end March 31, 2014 included professional fees of $3,826, compensation and benefits of $1,603, general and administrative expenses of $259 patent prosecution and maintenance fees of $215 and other legal and consulting fees of $72.

Revenues

	Three Months Ended
	March 31, 2015	March 31, 2014	% Change
Utility revenue	$5	$--	N/A
Licensing revenue	7	--	N/A
Total revenue	$12	$--	N/A

The Patent Utility which launched late January 2015, recognized approximately $5 of subscription revenue for the three months ended March 31, 2015 and recorded $95 of deferred revenue $41, classified as current and $54 classified and long term. As we are in the early stages of growth, we expect that that sales will grow in connection with market acceptance of our product. To facilitate early adoption among potential subscribers, particularly for a service that is new to the marketplace, we offer prospective users a 30 day risk-free trial period. During the trial period, prospects can experience the service on a limited basis before making a purchase commitment. This type of approach to stimulate subscription volumes is common among sellers of open-ended services.

For the quarter ended March 31, 2015 we generated $7 revenue from a licensing agreement. Our Licensing revenues historically have fluctuated based on the number of patented technology portfolios, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights. Although revenues from one or more of our patents or patent families may be significant in a specific reporting period, we believe that none of our patents or patent families are individually significant to our licensing and enforcement business as a whole.

Cost of Revenue

Cost of services is comprised of compensation for Company employees within the software and systems engineering groups in addition to data costs, computer maintenance and amortization expenses. The expenses related to our hosted software applications are affected by the number of customers who subscribe to our products and the complexity and redundancy of our software applications and hosting infrastructure. As we grow our business we expect to be able amortize the fixed costs associated with the third party data and compensation costs and achieve economies of scale.

Licensing and Enforcement Expenses

Three Months Ended
	March 31, 2015	March 31, 2014	% Change
Other legal and consulting fees	$795	$72	1.004%
Patent prosecution and maintenance costs	216	215	--%
Total licensing and enforcement expenses	$1,011	$287	252%

Other legal and consulting expenses for the three months ended March 31, 2015 and 2014 were $717 and $72, respectively.  The increase in other legal and consulting fees during the first quarter of 2015 as compared to the first quarter of 2014 was mainly attributable to the mix of our contingent and hourly legal fees related to our existing active cases.  Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses remained relatively unchanged at $216 and $215 for the first quarter 2015 and 2014 respectively. Patent prosecution and maintenance expenses are directly related to the number of re-examinations in connection with patent prosecutions.

General and Administrative Expenses

Three Months Ended
	March 31, 2015	March 31, 2014	% Change
Compensation and benefits	$1,637	$1,603	2%
Professional fees	520	3,826	(86)%
General and administrative	323	259	25%
Marketing	143	--	N/A
Total general & administrative expenses	$2,623	$5,688	(54)%

Compensation and benefits expense for the three months ended March 31, 2015 and 2014 were $1,637 and $1,603, respectively and includes share based compensation of $587 and $560 for the first quarter ended March 31, 2015 and 2014, respectively.

Professional fees of $520 for the first quarter ended March 31, 2015 relates primarily to accounting and corporate legal fees of $158, board and advisory fees of $184, investor and public relations costs of $110 and public company costs of $16.

Professional fees of $3,826 for the quarter ended March 31, 2014 relates primarily to merger related costs and stock-based compensation expense on awards earned concurrent with the Merger. Stock based compensation is primarily related to the issuance approximately $3,088 of restricted stock awards to IP Navigation. In addition, accounting and corporate legal fees were approximately $361, board and advisory fees totaled $129, investor and public relations costs of $122 and public company costs of $24.

Total general and administrative expenses increased by $64 to $323 for the quarter ended March 31, 2015 compared to $259 for the quarter ended March 31, 2014. The increase is attributed to an increase in corporate taxes of $47 increased rent of $40 and was partially offset by a decrease in insurance expense of $27.

For the three months ended March 31, 2015, the Company incurred $143 of marketing costs incurred in connection with the promotion of the Patent Utility.

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

Liquidity and Capital Resources

Our current assets were $12,382 at March 31, 2015, including $11,598 of cash and cash equivalents. Working capital amounted to $10,330 as of March 31, 2015. The Company's cash and cash equivalents is sufficient to meet our liquidity needs for at least the next twelve months.

Cash used in operating activities was approximately $3,656 for the three months ended March 31, 2015. During the first quarter 2015, the Company spent approximately $1,275 on the Patent Utility and $1,201 on its Licensing and Enforcement business and $1,180 on corporate activities.

Contractual Obligations

We had no significant commitments for capital expenditures and we have no committed lines of credit or other committed funding or long-term debt as of March 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2015, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on April 22, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 5,970,470 in the United States District Court for the District of Delaware, Docket No. 11-362. The complaint was filed against Amazon.com, Inc. The complaint seeks damages and a permanent injunction. IH, LLC, as successor to Walker Digital, dismissed Amazon.com, Inc. effective March 26, 2015.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on April 22, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patents 6,224,486 and 6,425,828 in the United States District Court for the District of Delaware, Docket No. 11-368. The complaint was filed against 2K Games, Inc., 2K Sports, Inc., Capcom Entertainment, Inc., Capcom U.S.A. Inc., Electronics Arts, Inc., Konami Digital Entertainment, Inc., Microsoft Corporation, Rockstar Games, Inc., Sega of America Inc., Sony Computer Entertainment America LLC, Square Enix of America Holdings LLC, Square Enix, Inc., Take-Two Interactive Software, Inc., THQ Inc., and Ubisoft, Inc. The complaint seeks damages and a permanent injunction. Walker Digital entered into a settlement agreement with Electronic Arts, Inc. on July 24, 2012, Take-Two Interactive Softtware, Inc., 1K Games, Inc., 2K Sports, Inc. and Rockstar Games, Inc. on August 2, 2012 and Konami Digital Entertainment, Inc. and Square Enix, Inc. on December 28, 2012, UBisoft, Inc., Sega of America, Inc. and Capcom U.S.A. on September 1, 2013 and Microsoft Corporation on December 16, 2014. Walker Digital dismissed each settling party from this suit. On July 3, 2012, Sony Computer Entertainment America LLC filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an Inter Partes Review of one or more claims of US Patent 6,425,828. On September 12, 2012, Sony Computer Entertainment America LLC filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an Inter Partes Review of one or more claims of US Patent 6,224,486. The United States Patent Trial and Appeal Board issued a ruling on March 26, 2015 invalidating US Patent 6,425,828 and on March 30, 2015 invalidating US Patent 6,224,486 and the case was dismissed on May 7, 2015.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.
10.1	Amended and Restated Long Term Incentive Plan
10.2	Form of Option Grant Agreement
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATENT PROPERTIES, INC.

Dated: May 13, 2015	By:	/s/ Jonathan Ellenthal
Jonathan Ellenthal
Vice Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2015	By:	/s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

