Form 10-Q
period 2015-06-30
WALKER INNOVATION INC.
filed 2015-08-06
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-54638

WALKER INNOVATION INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0342273
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two High Ridge Park, Stamford, Connecticut	06905
(Address of Principal Executive Offices)	(Zip Code)

(203) 461-7200

(Registrant’s telephone number, including area code)

Patent Properties, Inc.

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

As of August 5, 2015, there were 20,741,572 shares of the issuer’s common stock outstanding.

WALKER INNOVATION INC. (formerly known as Patent Properties, Inc.) AND SUBSIDIARIES

Form 10-Q

WALKER INNOVATION INC. (formerly known as Patent Properties, Inc.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$9,289	$15,407
Short-term investment	50	--
Other receivable	19	22
Prepaid expenses and other current assets	283	455
Total current assets	9,641	15,884

Property and equipment, net	228	29

Other Assets:
Investment, at cost	250	250
TOTAL ASSETS	$10,119	$16,163

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,305	$1,190
Accrued expenses	668	711
Deferred software costs	151	151
Deferred revenue	57	14
Total current liabilities	2,181	2,066

Deferred revenue – long term portion	51	58

TOTAL LIABILITIES	2,232	2,124

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 15,000,000 shares authorized	--	--
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding	15	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,134,744 shares issued as of June 30, 2015 and December 31, 2014 respectively	21	21
Treasury stock, 393,172 shares, at cost	(840)	(840)
Additional paid-in capital	44,123	42,902
Accumulated deficit	(35,432)	(28,059)
TOTAL STOCKHOLDERS' EQUITY	7,887	14,039
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,119	$16,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WALKER INNOVATION INC. (formerly known as Patent Properties, Inc.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2015	2014
Revenues:
Licensing fees	$191	$6
Utility revenue	16	--
Total revenues	207	6

Cost of Revenue:
Legal and consulting contingency	71	--
Cost of service	338	--
Total cost of revenue	409	--

Net revenue	(202)	6

Operating expenses:
Other legal and consulting fees	596	746
Patent prosecution and maintenance fees	144	296
Compensation and benefits	1,476	2,031
Professional fees	482	732
Marketing	119	4
General and administrative	367	446
Total operating expenses	3,184	4,255

Operating net loss	(3,386)	(4,249)

Other income
Interest income	4	9

Net loss	$(3,382)	$(4,240)

Net loss per common share:
Basic	$(0.16)	$(0.20)
Diluted	$(0.16)	$(0.20)

Weighted average common shares outstanding:
Basic	20,742	20,742
Diluted	20,742	20,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WALKER INNOVATION INC. (formerly known as Patent Properties, Inc.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Revenues:
Licensing fees	$197	$6
Utility revenue	22	--
Total revenues	219	6

Cost of Revenue
Legal and consulting contingency	71	--
Cost of services	712	--
Total cost of revenue	783	--

Net revenue	(564)	6

Operating expenses:
Other legal and consulting fees	1,391	819
Patent prosecution and maintenance fees	360	511
Compensation and benefits	3,113	3,634
Professional fees	1,002	4,558
Marketing	262	4
General and administrative	691	704
Total operating expenses	6,819	10,230

Operating net loss	(7,383)	(10,224)

Other income
Interest income	10	19

Net loss	$(7,373)	$(10,205)

Net loss per common share:
Basic	$(0.36)	$(0.50)
Diluted	$(0.36)	$(0.50)

Weighted average common shares outstanding:
Basic	20,742	20,528
Diluted	20,742	20,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WALKER INNOVATION INC. (formerly known as Patent Properties, Inc.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(7,373)	$(10,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Net contribution from related party shareholder	--	81
Stock-based compensation	1,219	4,256
Depreciation and amortization	30	--
Changes in operating assets and liabilities:
Decrease (increase) in:
Other receivable	3	12
Prepaid and other current assets	172	184
Increase (decrease) in:
Accounts payable	115	195
Accrued expenses	(43)	638
Deferred liabilities	37	--
Net cash used in operating activities	(5,840)	(4,839)

Cash Flows from Investing Activities:
Purchase of property and equipment software	(228)	--
Short-term investment	(50)	--
Net cash used in investing activities	(278)	--

Cash Flows from Financing Activities:
	--	--
Net cash provided by financing activities	--	--

Net change in cash and cash equivalents	(6,118)	(4,839)
Cash and cash equivalents
Beginning	$15,407	$24,703
Ending	$9,289	$19,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WALKER INNOVATION INC.

(formerly known as Patent Properties, Inc)

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2015

(Dollars in Thousands except share and per share amounts)

NOTE 1 – THE COMPANY

Walker Innovation Inc. (formerly known as Patent Properties, Inc.), a Delaware corporation, collectively, with its subsidiaries, the “Company” or “Walker Innovation”), see Note 11 below, has two distinct lines of businesses. It develops and commercializes its unique portfolio of intellectual property assets through its licensing and enforcement operations (“Licensing and Enforcement”) and more recently in early 2015 it launched The United States Patent Utility™, currently known as Haystack IQ (the “Patent Utility” or “Haystack IQ”) whereby the Company uses proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database, with businesses that can put them into commercial uses that help them compete and grow.

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

The United States Patent Utility TM

In January 2015, the Company introduced the Patent Utility, a subscription-based service that uses proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database, with businesses that can put them into commercial uses that help them compete and grow. Although the Patent Utility has limited operating history, the Company believes the market for patent-related business intelligence is both large and in need of new tools and new thinking. The market for business intelligence is characterized by great information asymmetry that makes mining the patent database with human experts cost prohibitive for most companies and limited in its impact. In July 2014, a patent application covering the Patent Utility was filed with the United States Patent and Trademark Office.

The Patent Utility was launched in January 2015 and the Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity or corporate expense for management and administrative services that benefit both segments. Because of this unallocated income and expense, the operating loss of each reporting segment does not reflect the operating loss the reporting segment would report as a stand-alone business. Key financial information by reportable segment for the three and six months ended June 30, 2015 was as follows:

Three Months Ended June 30, 2015

	Litigation and Enforcement	Patent Utility	Corporate	Total
Net revenue	$120	$(322)	$--	$(202)
Expenses	(820)	(775)	(1,589)	(3,184)
Operating Loss	(700)	(1,097)	(1,589)	(3,386)
Interest Income	--	--	4	4
Net Loss	(700)	$(1,097)	$(1,585)	$(3,382)

Six Months Ended June 30, 2015

	Litigation and Enforcement	Patent Utility	Corporate	Total
Net revenue	$127	$(691)	$--	$(564)
Expenses	(1,901)	(1,545)	(3,373)	(6,819)
Operating Loss	(1,774)	(2,236)	(3,373)	(7,383)
Interest Income	--	--	10	10
Net Loss	$(1,774)	$(2,236)	$(3,363)	$(7,373)

Capital expenditure for the three and six months ended June 30, 2015 was $123 and $228 respectively and was spent in connection with the Patent Utility Web Site.

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

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding, less any unvested restricted stock outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. As of June 30, 2015 and 2014, the following financial instruments were not included in the diluted loss per share calculation because their effect was anti-dilutive:

	2015	2014
Common Stock options	4,278,333	3,223,000
Common Stock warrants	1,980,318	1,980,318
Preferred Stock	14,999,000	14,999,000
Contingency shares	2,166,667	2,166,667
Excluded potentially dilutive securities	23,424,318	22,368,985

Revenue Recognition

Licensing and Enforcement

The Company derives the majority of its revenue from patent licensing and enforcement. In general, these revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. Significantly all of the patent licenses are granted on the entire portfolio rather than individual patents. Most of the intellectual property rights granted are perpetual in nature, extending until the expiration of the related patents, although they can be granted for a defined, relatively short period of time. The Company recognizes licensing and enforcement fees when there is persuasive evidence of a licensing arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured.

The United States Patent Utility TM

The Company’s revenues are derived from month-to-month subscriptions to services, generally billable annually in advance. Subscription revenue is earned each month as the service is rendered to subscribers on a monthly basis. The Company recognizes revenue when the subscribers use the Patent Utility’s services, the service has been rendered and earned during the month, the amount of the subscription is fixed or determinable based on established rates quoted on an annualized basis and collectability is reasonably assured. In general, subscriptions are contracted for a year and subscribers are entitled to refunds on a pro-rata basis.

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

The United States Patent Utility TM

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

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties or significant customers who account for 10% or more of the total revenues generated by the Company in its Licensing and Enforcement segment during the period. For the six month period ended June 30, 2015 85% of the Company’s revenue was derived from counterparties representing more than 10% of total revenues.

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally measured on the grant date and re-measured on each financial reporting date and vesting date until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes employee stock-based compensation expense on a straight line basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense is reflected within operating expenses in the Condensed Consolidated Statements of Operations.

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

Deferred Revenue

Represents prepaid subscription revenue for future periods from subscribers in connection with the Patent Utility.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which requires an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is intended to establish principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The original standard was effective for the Company on January 1, 2017, however, in April 2015, the FASB proposed a one-year deferral of this standard with a new effective date for the Company of January 1, 2018. Early application is not permitted. The Company is currently evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2015 and December 31, 2014 prepaid expenses and other current assets consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Prepaid insurance	$121	$248
Prepaid patent costs	69	159
Due from WDM	46	10
Other prepaid expenses	47	38
Total prepaid expenses and other current assets	$283	$455

NOTE 4 – PROPERTY AND EQUIPMENT

As of June 30, 2015 and December 31, 2014 property and equipment, net, consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
Computer equipment and software	$258	$30
Less: Accumulated Depreciation	(30)	(1)
Total property and equipment, net	$228	$29

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

NOTE 6 - SHARED SERVICES AGREEMENT

The Company entered into a Shared Services Agreement (“Shared Services Agreement”) with Walker Digital Management (“WDM”), a related party, that relates to services including but not limited to executive compensation, information technology services and supplies, administrative and general services and supplies, and rent and utilities. Costs are based either on specific attribution of those expenses or, where necessary and appropriate, based on the Company’s best estimate of an appropriate proportional allocation.

The following table represents expenses incurred under the Shared Services Agreement and provided by WDM on behalf of the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Expenses:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Compensation expenses (1)	$38	$(1)	$69	$8
Rent and utilities	61	26	123	53
Office services and supplies	9	5	21	13
Telephone	9	4	16	7
Other	17	12	33	20
Total Operating Expenses	$134	$46	$262	$101

(1)	Compensation expenses are net of services charged to WDM. During the three and six months ended June 30, 2015, and 2014, the Company charged approximately $7 and $26 and $13 and $42 of expenses, respectively, related to such services.

As of June 30, 2015 and December 31, 2014, due from WDM included in prepaid and other current assets on the condensed consolidated balance sheets was $46 (unaudited) and $10, respectively, and due to WDM included in accounts payable on the condensed balance sheet was $55 (unaudited) and $55, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to claims, counterclaims and legal actions that arise in the ordinary course of business.  The plaintiff in each patent suit may have defenses to any counterclaim.  In addition, the defendants in certain of the patent suits have filed or may file motions seeking costs and fees against the plaintiff, which have been or may be opposed. The Company is also involved in a legal action arising from claims related to certain patent families the Company received from Walker Digital, LLC (“Walker Digital”) by recorded assignment at the time of the Merger due to an adverse judicial decision relating to interpretation of the terms of a settlement agreement entered into by Walker Digital with a third party prior to the Merger. Although the decision does not specifically address the Company’s patents, the Company has been notified by the third party that they believe the court's decision supports a claim that such patent families be conveyed to them by assignment. Following discussions with Walker Digital and the third party to determine appropriate next steps, Walker Digital and the Company commenced an arbitration on March 31, 2015 against the third party seeking binding clarification of the provisions of the relevant settlement agreement giving rise to such claims and the particular patents subject thereto.   Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, at no less than the minimum of the range. As of June 30, 2015 and December 31, 2014, the litigation accrual was not material.

Accrued Bonuses

As of June 30, 2015 and December 31, 2014, accrued bonuses were $280 (unaudited) and $200, respectively. Most accrued bonuses are discretionary in nature, although some are based on specific performance goals. These amounts are included in accrued expenses on the condensed consolidated balance sheets.

NOTE 8 - EQUITY

As of June 30, 2015, the Company had authorized an aggregate of 100,000,000 shares of common stock, par value $0.001 per share. The Company, had authorized an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of June 30, 2015, there were 21,134,744 shares of the Company’s common stock issued and 20,741,572 shares outstanding. As of June 30, 2015, 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

NOTE 9 - STOCK-BASED COMPENSATION

Total stock-based compensation to employees and non-employees for the three months ended June 30, 2015 and 2014, respectively, is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Employee option awards	$560	$493	$1,147	$1,054
Non employee option awards	58	83	72	114
Non-employee restricted stock awards	--	--	--	3,088
Total compensation expense	$618	$576	$1,219	$4,256

Stock-based Compensation

Stock Options to Employees

During the second quarter of 2015 the Company granted options for the purchase of 415,000 shares of its Common Stock under the Incentive Plan to employees of the Company. These options have an aggregate grant date fair value of approximately $341 utilizing the Black-Scholes option pricing model with the following assumptions used:

Exercise Price	$1.40 - $1.45
Expected Term	6.1 years
Remaining Contractual Life	9.3 years
Volatility	64%
Dividends	0%
Risk Free Rate of Interest	0.15%
Vesting:	May 2016 – June 2018

Due to the limited operating history of the Company, the expected volatility used to calculate the fair value of options granted during the three months ended June 30, 2015 was based on the volatilities of comparable companies as permitted.

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

During the second quarter of 2015 the Company granted options to non-employees for the purchase of 90,000 shares of its Common Stock under the Incentive Plan, to advisors of the Company. These options have an aggregate grant date fair value of approximately $88 utilizing the Black-Scholes option pricing model with the following assumptions used:

Exercise Price	$1.40 - $1.45
Term	6.1 years
Remaining Contractual Life	9.3 years
Volatility	53%
Dividends	0%
Risk Free Rate of Interest	0.15%
Vesting:	May 2016 –May 2017

Due to the limited operating history of the Company, the expected volatility used to calculate the fair value of options granted during the three and six months ended June 30, 2015 was based on an index of comparable companies as permitted.

Restricted Stock to Non-employees

On September 18, 2013, in connection with the amendment of a service agreement with a vendor pursuant to which the vendor reduced its future fees, the Company issued 1,445,000 shares of common stock to the vendor. The common stock became fully vested on March 17, 2014. The Company recorded the pro rata portion of this non-employee award as a component of professional fees. The amounts recorded to such award were $3,088 during the first quarter ended March 31, 2014, there was no related expense for the three or six months ended June 30, 2015.

A summary of the status of the Company’s stock option plans and the changes during the six months ended June 30, 2015, is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2014	3,628,000	$3.64	--	8.4
Options Granted	755,000	$1.41	--
Options Exercised	--
Options Cancelled/Forfeited	(104,667)	$3.27
Outstanding at June 30, 2015	4,278,333	$3.26	--	8.1

Options vested and exercisable	1,428,328	$3.70	--	6.4

As of June 30, 2015, the Company had unrecognized stock-based compensation expense related to all unvested stock options of $3.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.72 years.

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

NOTE 11 – SUBSEQUENT EVENT

On July 31, 2015, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the State of Delaware, pursuant to which the Company was renamed Walker Innovation Inc. The Company’s new name reflects its focus on creating systems and tools to help companies innovate more effectively. The Company also changed the name of The United States Patent Utility to “Haystack IQ” to more clearly communicate the intent of the service to help companies find complementary external resources (ideas, people, organizations, materials, technologies, approaches) in the global “haystack” of R&D investment that can accelerate improvements to their customer offerings. Subsequent events have been evaluated through the date of this filing.

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

General

We, through our wholly-owned subsidiaries, create, commercialize and, when necessary, enforce business innovations and innovation services to help companies compete and grow. These activities are conducted primarily through three areas of focus:

•        We seek to commercialize our unique portfolio of intellectual property assets through our licensing and enforcement operations (“Licensing and Enforcement”);

•        Our Haystack IQ service (“Haystack IQ”) introduced in January 2015, is a subscription-based service that uses proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database, with businesses that can put them into commercial use; and

•        We are available to large corporations that need custom innovation services to create, prototype and commercialize new businesses and new business methods that improve corporate performance.

The Company is led by entrepreneur and inventor Jay Walker, who is best known as the founder of Priceline.com and has twice been named by TIME magazine as “one of the top 50 business leaders of the digital age.” Mr. Walker currently ranks as the world’s 11th most patented living individual, based on U.S. patent issuances according to Wikipedia.

All of our intellectual property assets were created with the goal of solving business problems, with the intent to achieve commercial status. However, it is our belief that many of our inventions have become part of the commercial activities of other businesses without having been licensed, depriving us of financial value. Our Licensing and Enforcement segment is currently pursuing 15 matters (including defense of a sanctions motion) in the US District Courts in Delaware, Connecticut and Texas regarding our inventions. The Company is also engaged in an arbitration relating to its intellectual property assets against a third party described below. We may expand our enforcement activities to other patents in our portfolio and other unlicensed users of those patents that have previously been asserted in litigation, although the timing and extent of these activities depends upon many factors affecting the patent enforcement industry beyond our control.

We believe the market for services that help companies identify complementary knowledge, expertise and resources outside the firm to speed internal problem solving and reduce time to market is both large and in need of new tools and new thinking. We have developed a way to unlock the huge capacity for problem solving currently hidden inside the U.S. patent database and, ultimately, other technical literature. Haystack IQ was launched to meet this market need and uses Big Data software tools to make the problem solving capacity of America’s patent database available to companies of all sizes. The market for business intelligence is characterized by great information asymmetry that makes mining the technical know how inside the patent database with human experts cost prohibitive for most companies and limited in its impact. HaystackIQ launched in January 2015 and we have seen growth in trial usage in the second quarter of 2105. We are using the learnings from the initial group of trial users and subscribers to determine future product development priorities, sales strategies and capital requirements to scale the business. We believe it is likely to require a more significant capital commitment from outside of the Company to bring Haystack IQ to its full potential. While we explore our options in this regard, we expect to continue adding customers and supporting the subscription service, with a view towards achieving a financially sustainable capital model for Haystack IQ.

In 2013, we acquired ownership of the intellectual property assets that were primary to Walker Licensing’s business, subject to certain enumerated cases and orders, judgments, decisions or other actions taken in connection with any patent litigation or by the USPTO. In this regard, the Company is involved in a legal action arising from claims related to certain patent families we received from Walker Digital by recorded assignment at the time of the Merger due to an adverse judicial decision relating to interpretation of the terms of a settlement agreement entered into by Walker Digital with a third party prior to the Merger. Although the decision does not specifically address our patents, the Company has been notified by the third party that they believe the court’s decision supports a claim that such patent families be conveyed to them by assignment. Following discussions with Walker Digital and the third party to determine appropriate next steps, Walker Digital and the Company commenced an arbitration on March 31, 2015 against the third party seeking binding clarification of the provisions of the relevant settlement agreement giving rise to such claims and the particular patents subject thereto. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows.

All improvements to the intellectual property assets that were primary to Walker Licensing’s business, together with any of the intellectual property associated with Haystack IQ, have been assigned to our subsidiary Inventor Holdings, LLC pursuant to an Invention Assignment Agreement with Mr. Walker. While the terms of the Invention Assignment Agreement do not entitle us to any other intellectual property Mr. Walker may develop in the future, in view of his significant equity position in the Company and the Company’s platform for the protection of the intellectual property it holds, Mr. Walker may nevertheless determine to develop and commercialize intellectual property through the Company. The terms and conditions of any such transaction would be negotiated between Mr. Walker and our Audit Committee at the time of such determination.

Overview

Our operating activities during the first half of fiscal 2015 were principally focused on the launch and initial analysis of market reception of Haystack IQ, with a reduced emphasis on the development, licensing and enforcement of our patent portfolios due to several factors adversely affecting the patent enforcement industry. Our Licensing and Enforcement revenues historically have fluctuated period to period, and can vary significantly, based on a number of factors including the following:

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

•        the relative maturity of licensing programs during the applicable periods; and

•        other external factors, including developments in the law affecting patent enforcement entities.

Counterparties refer to those parties who were defendants in patent infringement cases that had been brought by us. Certain of these cases have been settled by entering into patent sale agreements, which typically results in one-time payments to us that are recognized as revenue. All of the other revenue was generated through settlement and non-exclusive license agreements. All of the agreements provide for a one-time payment to the Company. Generally we are willing to engage in settlement discussions with defendants at any appropriate time during the course of litigation. We will agree to settle a dispute with a defendant when we believe that such a settlement and the terms of the agreement are in the best interest of the Company and its shareholders. The environment for entering into such patent sale agreements or license agreements in the first half of 2015 was adversely affected by several significant developments in the intellectual property industry, including the continued effect of the Leahy-Smith America Invents Act of 2011 (including several new means by which challenges of our patents may be effected, including inter partes review proceedings) and the Supreme Court holding in the Alice Corp. v. CLS Bank International case, which called into question the patentability of computer software. In view of these trends (including our inability to enforce any patents that are the subject of inter partes review), we are anticipating that the second half of 2015 in Licensing and Enforcement will continue to be below historic levels and, possibly, may not reflect any meaningful revenues.

In the launch period of Haystack IQ, we had initially planned to fund our investment in sales, marketing and infrastructure with the operating cash flows of our Licensing and Enforcement activities. In view of the negative trends in the patent licensing industry discussed above and the potential adverse impact of those changes on our revenues, we may need to decrease investment in HaystackIQ. As a result, we are exploring how we might partner with another company to supply capital and distribution assets that can fund and accelerate growth of the business to critical mass. These conversations are in preliminary stages and until such a partner is identified and determines to proceeds with an investment in Haystack IQ (which may be in the form of equity, licensing agreements or otherwise), we intend to pursue a more conservative capital approach to spending and investment.

Results of Operations

For the Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Net Income (Loss)

Net loss for the three months ended June 30, 2015 was $3,382, as compared to net loss of $4,240 for the three months ended June 30, 2014.

Operating expenses of $3,184 for the quarter ended June 30, 2015 included other legal and consulting fees of $596 patent prosecution and maintenance fees of $144, compensation and related benefits, (including non-cash compensation) of $1,476, professional fees of $482, general and administrative expenses of $367 and marketing expenses of $119. Net revenue totaled ($202) for the quarter ended June 30, 2015.

Operating expenses of $4,255 for the quarter ended June 30, 2014 included compensation and benefits of $2,031, other legal and consulting fees of $746, professional fees of $732, general and administrative expenses of $450 and patent prosecution and maintenance fees of $296.

Revenues

	Three Months Ended
	June 30,
	2015	2014	% Change
Utility revenue	$16	$--	N/A
Licensing revenue	191	6	308%
Total revenue	$207	$6	335%

The Patent Utility which launched late January 2015, recognized approximately $16 of subscription revenue for the three months ended June 30, 2015 and recorded $108 of deferred revenue, of which $57 was classified as current and $51 was classified as long term. As we are in the early stages of growth, we expect that sales will grow in connection with market acceptance of our product. To facilitate early adoption among potential subscribers, particularly for a service that is new to the marketplace, we offer prospective users a 30 day risk-free trial period. During the trial period, prospects can experience the service on a limited basis before making a purchase commitment. This type of approach to stimulate subscription volumes is common among sellers of open-ended services.

For the quarter ended June 30, 2015 we generated $191 revenue from licensing agreements. Our Licensing revenues historically have fluctuated based on the number of patented technology portfolios, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights. As a consequence of the high invalidation rate of patents before the Patent Trial and Appeal Board as a result of Inter Partes Review (“IPR”), many defendants choose to challenge the validity of asserted patents in an IPR proceeding, as opposed to court. The validity of a number of our patents have been challenged by IPR by defendants. As a consequence, all of the litigations subject to IPRs have been or may be stayed, pending resolution of the IPRs. Although revenues from one or more of our patents or patent families may be significant in a specific reporting period, we believe that none of our patents or patent families are individually significant to our licensing and enforcement business as a whole.

Cost of Revenue

Legal and consulting contingent fees for the three months ended June 30, 2015 were $71. As a percentage of revenue, legal and consulting contingent fees were 37% for the three months ended June 30, 2015. Our legal and consulting contingent fees are dependent upon the realization of revenue.

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

Licensing and Enforcement Expenses

	Three Months Ended
	June 30,
	2015	2014	% Change
Other legal and consulting fees	$596	$746	(20%)
Patent prosecution and maintenance costs	144	296	(51%)
Total licensing and enforcement expenses	$740	$1,042	(29%)

Other legal and consulting expenses for the three months ended June 30, 2015 and 2014 were $596 and $746, respectively.  The decrease in other legal and consulting fees during the second quarter of 2015 as compared to the second quarter of 2014 was mainly attributable to the mix of our contingent and hourly legal fees related to our existing active cases as well as a very focused approach to our existing litigation. Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses decreased to $144 for the second quarter of 2015 from $296 in the comparable period in the prior year. Patent prosecution and maintenance expenses are directly related to the number of re-examinations in connection with patent prosecutions.

General and Administrative Expenses

	Three Months Ended
	June 30,
	2015	2014	% Change
Compensation and benefits	$1,476	$2,031	(27%)
Professional fees	482	732	(34%)
General and administrative	367	446	(18%)
Marketing	119	4	288%
Total general & administrative expenses	$2,444	$3,213	(239%)

Compensation and benefits expense for the three months ended June 30, 2015 and 2014 were $1,476 and $2,031, respectively and includes share based compensation of $526 and $462, respectively.

Professional fees of $482 for the second quarter ended June 30, 2015 relates primarily to investor and public relations costs of $127, board and advisory fees of $181, consulting related to Patent Utility of $86, accounting and corporate legal fees of $48 and public company costs of $30.

Professional fees of $732 for the quarter ended June 30, 2014 relates primarily to accounting and corporate legal fees of $79, board and advisory fees of $212, investor and public relations costs of $191 and public company costs of $156.

Total general and administrative expenses decreased by $79 to $367 for the quarter ended June 30, 2015 compared to $446 for the quarter ended June 30, 2014. The decrease is attributed to the inclusion of software expense of $202 in 2014 in general and administrative expense as well as a decrease in insurance expense of $29. These decreases were partially offset by increases in rent of $29, shared services of $41 and depreciation and amortization of $28.

For the three months ended June 30, 2015, the Company incurred $119 of marketing costs incurred in connection with the promotion of the Patent Utility compared to $4 for the three months ended June 30, 2014.

For the Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Net Income (Loss)

Net loss for the six months ended June 30, 2015 was $7,373 as compared to net loss of $10,205 for the six months ended June 30, 2014.

Operating expenses of $6,819 for the six months ended June 30, 2015 included other legal and consulting fees of $1,391 patent prosecution and maintenance fees of $360, compensation and related benefits, including non-cash compensation of $3,113, professional fees of $1,002, general and administrative expense of $691 and marketing expenses of $262. Net revenue totaled ($564) for the six months ended June 30, 2015.

Operating expenses of $10,230 for the six months end June 30, 2014 included professional fees of $4,558, compensation and benefits of $3,634, general and administrative expenses of $704 patent prosecution and maintenance fees of $511 and other legal and consulting fees of $819.

Revenues

	Six Months Ended
	June 30,
	2015	2014	% Change
Utility revenue	$22	$--	N/A
Licensing revenue	197	6	318%
Total revenue	$219	$6	355%

The Patent Utility which launched late January 2015, recognized approximately $22 of subscription revenue for the six months ended June 30, 2015 and recorded $108 of deferred revenue, of which $57 was classified as current and $51 was classified and long term. As we are in the early stages of growth, we expect that that sales will grow in connection with market acceptance of our product. To facilitate early adoption among potential subscribers, particularly for a service that is new to the marketplace, we offer prospective users a 30 day risk-free trial period. During the trial period, prospects can experience the service on a limited basis before making a purchase commitment. This type of approach to stimulate subscription volumes is common among sellers of open-ended services.

For the six months ended June 30, 2015 we generated $197 revenue from a licensing agreement. Our Licensing revenues historically have fluctuated based on the number of patented technology portfolios, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights. As a consequence of the high invalidation rate of patents before the Patent Trial and Appeal Board as a result of IPRs, many defendants choose to challenge the validity of asserted patents in an IPR proceeding as opposed to court. The validity of a number of our patents have been challenged by IPR by defendants. As a consequence, all of the litigations subject to IPRs have been or may be stayed, pending resolution of the IPRs. Although revenues from one or more of our patents or patent families may be significant in a specific reporting period, we believe that none of our patents or patent families are individually significant to our licensing and enforcement business as a whole.

Cost of Revenue

Legal and consulting contingent fees for the six months ended June 30, 2015 were $71. As a percentage of revenue, legal and consulting contingent fees were 36% for the six months ended June 30, 2015. Our legal and consulting contingent fees are dependent upon the realization of revenue.

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

Licensing and Enforcement Expenses

	Six Months Ended
	June 30,
	2015	2014	% Change
Other legal and consulting fees	$1,391	$819	70%
Patent prosecution and maintenance costs	360	511	(30%)
Total licensing and enforcement expenses	$1,751	$1,330	(32%)

Other legal and consulting expenses for the six months ended June 30, 2015 and 2014 were $1,391 and $819, respectively.  The increase in other legal and consulting fees during the first six months of 2015 as compared to the first six months of 2014 was mainly attributable to the mix of our contingent and hourly legal fees related to our existing active cases, as there were more hourly than contingent arrangements in the period.  Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses decreased to $360 for the first six months of 2015 from $511 in the comparable period in the prior year. Patent prosecution and maintenance expenses are directly related to the number of re-examinations in connection with patent prosecutions.

General and Administrative Expenses

	Six Months Ended
	June 30,
	2015	2014	% Change
Compensation and benefits	$3,113	3,634	(14%)
Professional fees	1,002	4,558	(78%)
General and administrative	691	704	(2%)
Marketing	262	4	645%
Total general & administrative expenses	$5,068	8,900	(43%)

Compensation and benefits expense for the six months ended June 30, 2015 and 2014 were $3,113 and $3,634, respectively and includes share based compensation of $1,087 and $1,054 for the six months ended June 30, 2015 and 2014, respectively.

Professional fees of $1,002 for the six months ended June 30, 2015 relates primarily to accounting and corporate legal fees of $207, board and advisory fees of $357, investor and public relations costs of $237 and public company costs of $46.

Professional fees of $4,558 for the six months ended June 30, 2014 relates primarily to merger related costs and stock-based compensation expense on awards earned concurrent with the Merger. Stock based compensation is primarily related to the issuance of approximately $3,088 of restricted stock awards to IP Navigation Group LLC. In addition, accounting and corporate legal fees were approximately $441, board and advisory fees totaled $341, investor and public relations costs of $314 and public company costs of $180.

Total general and administrative expenses decreased by $13 to $691 for the six months ended June 30, 2015 compared to $704 for the six months ended June 30, 2014. The decrease is attributed to $202 of software being included in second quarter of 2014 as well as a decrease in insurance expense of $55, these amounts were offset by increases in rent of $59, corporate taxes of $151 (prior year included a reversal of an accrual estimated in connection with the Merger).

For the six months ended June 30, 2015, the Company incurred $262 of marketing costs incurred in connection with the promotion of the Patent Utility compared to $4 for the six months ended June 30, 2014.

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

Liquidity and Capital Resources

Our current assets were approximately $9,600 at June 30, 2015, including $9,300 of cash and cash equivalents. Working capital amounted to $7,500 as of June 30, 2015. The Company's cash and cash equivalents is sufficient to meet our liquidity needs for at least the next twelve months.

Cash used in operating activities was approximately $2,200 for the three months and $5,800 six month ended June 30, 2015. During the second quarter 2015, the Company’s net spend was approximately $700 on the Patent Utility and $1,100 on its Licensing and Enforcement business and $1,600 on corporate activities.

Contractual Obligations

We had no significant commitments for capital expenditures and we have no committed lines of credit or other committed funding or long-term debt as of June 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2015, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on April 11, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 7,801,802 in the United States District Court for the District of Delaware, Docket No. 11-311. A complaint was filed against Google, Inc., Yahoo! Inc., and Microsoft Corporation. The complaint seeks damages and a permanent injunction. Yahoo! Inc. entering into a license agreement with Walker Digital on July 11, 2012 and the case was subsequently dismissed against Yahoo! Inc. On July 25, 2013, the District Court entered a stipulated judgment of non-infringement following a claim construction order. On November 6, 2014, the United States Court of Appeals for the Federal Circuit affirmed the judgment of non-infringement and the suit was subsequently dismissed. On February 7, 2015, following dismissal, Google, Inc. moved to renew their motion in pursuit of sanctions and fees. The District Court held a hearing on the motion on June 1, 2015 and a decision on the motion is pending.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on April 11, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patents 6,138,105 and 6,601,036 in the United States District Court for the District of Delaware, Docket No. 11-320. A complaint was filed against American Airlines, Inc., Amazon.com, Inc., Best Buy Co., Inc., Bestbuy.com LLC, BBY Solutions, Inc., Dell, Inc., Delta Airlines, Inc., Expedia, Inc., Hewlett-Packard Company, Sony Electronics, Inc., and Wal-Mart Stores, Inc. The complaint seeks damages and a permanent injunction. Walker Digital LLC entered into a settlement agreement with Dell, Inc. on July 12, 2011 and Dell, Inc. was subsequently dismissed. After further review of the alleged infringing product, Walker Digital voluntarily dismissed Best Buy Co., Inc., BBY Solutions, Inc. and Sony Electronics, Inc. Subsequently, Inventor Holdings, Inc. (“IH, LLC”), as successor to Walker Digital, agreed to dismiss American Airlines, Inc. Wal-Mart Stores, Inc. entered into a settlement agreement with IH, LLC, on December 22, 2014 and Wal-Mart Stores, Inc. was subsequently dismissed. IH, LLC voluntarily dismissed the remaining defendants, Amazon.com, Inc. BestBuy.Com, LLC, Delta Airlines, Inc., Expedia, Inc., and Hewlett-Packard Company on February 23, 2015 and the suit was subsequently dismissed.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on April 22, 2011, Walker Digital filed suit alleging infringement by Amazon.com, Inc. of one or more claims of U.S. Patent 5,970,470 in the United States District Court for the District of Delaware, Docket No. 11-362. IH, LLC voluntarily dismissed Amazon.com, Inc. on March 20, 2015 and the suit was subsequently dismissed.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on February 12, 2014, IH LLC filed suit alleging infringement by K-Mart Corporation of one or more claims of U.S. Patent 6,381,582 in the United States District Court for the District of Delaware, Docket 14-185. K-Mart Corporation entered into a settlement agreement with IH, LLC, as successor in interest to Walker Digital, on June 10, 2015 and the suit was subsequently dismissed.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on June 11, 2014, IH LLC filed suit alleging infringement by Sears, Roebuck and Co. and Sears Holdings Management Corporation of one or more claims of U.S. Patent 6,381,582 in the United States District Court for the District of Delaware, Docket 14-730. Sears, Roebuck and Co. and Sears Holdings Management Corporation entered into a settlement agreement with IH, LLC, as successor in interest to Walker Digital, on June 10, 2015 and the suit was subsequently dismissed.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on July 25, 2014, Sensus USA, Inc. filed a complaint for declaratory judgment of non-infringement of U.S. Patents 5,828,751, 6,282,648, 6,289,453 and 8,549,310 against Certified Measurement LLC, a subsidiary of IH LLC, in the United States District Court for the District of Connecticut, Docket 14-069. On August 19, 2014, Certified Measurement LLC filed a counterclaim alleging infringement of one or more claims of such patents and seeking an injunction and damages for infringement. On May 22, 2015, Sensus USA, Inc. filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an Inter Partes Review of one or more claims of US Patent 5,828,751. On May 29, 2015, Sensus USA, Inc. filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an Inter Partes Review of one or more claims of US Patent 6,282,648. On January 15, 2015, Sensus USA, Inc. filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an Inter Partes Review of one or more claims of US Patent 6,289,453. On June 19, 2015, Sensus USA, Inc. filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an Inter Partes Review of one or more claims of US Patent 8,549,310.

On June 5, 2015, ABB Inc. Filed a complaint for declaratory judgment for invalidity and non-infringement of U.S. Patents 5,828,751, 6,282,648, 6,289,453 and 8,549,310 against Certified Measurement LLC, a subsidiary of IH LLC, in the United States District Court for the District of Delaware, Docket No.15-461. On July 29, 2015, Certified Measurement LLC filed a counterclaim alleging infringement of one or more claims of such patents and seeking an injunction and damages for infringement.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on May 14, 2014, Certified Measurement, LLC, a subsidiary of IH LLC, filed suit alleging infringement by Centerpoint Energy Houston Electric, LLC and Itron, Inc. of one or more claims of US Patents 5,828,751, 6,282,648, 6,289,453, and 8,549,310 in the United States District Court for the Eastern District of Texas, Docket 14-627. The complaint seeks an injunction and damages for infringement. On January 15, 2015, Itron, Inc. filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an Inter Partes Review of one or more claims of US Patents 5,828,751, 6,282,648, 6,289,453, and 8,549,310.  On July 9, 2015, the Patent Trial and Appeal Board authorized institution of an inter parties review of all challenged claims of US Patents 5,828,751, 6,282,648, 6,289,453, and 8,549,310.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On July 31, 2015, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the State of Delaware, pursuant to which the Company was renamed Walker Innovation Inc. The Company’s new name reflects its focus on creating systems and tools to help companies innovate more effectively. The Company also changed the name of The United States Patent Utility to “Haystack IQ” more clearly communicating the intent of the service to help companies find complementary external resources (ideas, people, organizations, materials, technologies, approaches) in the global “haystack” of R&D investment that can accelerate improvements to their customer offerings.

Also reflecting the innovation services focus of the Company, the Company is having ongoing discussions with several large corporations about using our in-house innovation capacity led by Jay Walker, combined with our software tools, to design, prototype and commercialize new businesses for large corporations.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.

3.3	Amendment to Certificate of Incorporation effective July 31, 2015.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALKER INNOVATION, INC. (formerly known as Patent Properties, Inc.)

Dated: August 6, 2015	By:	/s/ Jonathan Ellenthal
Jonathan Ellenthal
Vice Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2015	By:	/s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

