Form 10-Q
period 2015-09-30
WALKER INNOVATION INC.
filed 2015-11-10
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Walker Innovation Inc.

(Former name and former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of November 9, 2015, there were 20,741,572 shares of the issuer’s common stock outstanding.

1

WALKER INNOVATION INC. (formerly known as Patent Properties, Inc.) AND SUBSIDIARIES

Form 10-Q

WALKER INNOVATION INC. (formerly known as Patent Properties, Inc.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$6,866	$15,407
Short-term investment	50	—
Accounts Receivable	10	—
Other receivable	26	22
Prepaid expenses and other current assets	845	455
Total current assets	7,797	15,884

Property and equipment, net	286	29

Other Assets:
Investment, at cost	250	250
TOTAL ASSETS	$8,333	$16,163

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$963	$1,190
Accrued expenses	634	711
Deferred software costs	107	151
Deferred revenue	59	14
Billing in excess of cost	904	—
Total current liabilities	2,667	2,066

Deferred revenue – long term portion	46	58

TOTAL LIABILITIES	2,713	2,124

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 15,000,000 shares authorized	—	—
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding	15	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,134,744 shares issued as of September 30, 2015 and December 31, 2014	21	21
Treasury stock, 393,172 shares, at cost	(840)	(840)
Additional paid-in capital	44,515	42,902
Accumulated deficit	(38,091)	(28,059)
TOTAL STOCKHOLDERS' EQUITY	5,620	14,039
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,333	$16,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WALKER INNOVATION INC. (formerly known as Patent Properties, Inc.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2015	2014
Revenues:
Licensing fees	$4	$105
Subscription revenue	22	—
Custom innovation – related party	96	—
Total revenues	122	105

Cost of Revenue:
Legal and consulting contingency	—	35
Cost of subscription revenue	282	—
Cost of custom innovation	83	—
Total cost of revenue	365	35

Net revenue	(243)	70

Operating expenses:
Other legal and consulting fees	380	673
Patent prosecution and maintenance fees	48	315
Compensation and benefits	1,152	1,490
Professional fees	479	777
Marketing	33	171
General and administrative	327	594
Total operating expenses	2,419	4,020

Operating net loss	(2,662)	(3,950)

Other income
Interest income	3	9

Net loss	$(2,659)	$(3,941)

Net loss per common share:
Basic	$(0.13)	$(0.19)
Diluted	$(0.13)	$(0.19)

Weighted average common shares outstanding:
Basic	20,742	20,742
Diluted	20,742	20,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WALKER INNOVATION INC. (formerly known as Patent Properties, Inc.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Revenues:
Licensing fees	$202	$112
Subscription revenue	44	—
Custom innovation – related party	96	—
Total revenues	342	112

Cost of Revenue
Legal and consulting contingency	71	35
Cost of subscription revenue	994	—
Cost of custom innovation	83	—
Total cost of revenue	1,148	35

Net revenue	(806)	77

Operating expenses:
Other legal and consulting fees	1,771	1,491
Patent prosecution and maintenance fees	409	826
Compensation and benefits	4,264	5,124
Professional fees	1,482	5,336
Marketing	295	175
General and administrative	1,018	1,298
Total operating expenses	9,239	14,250

Operating net loss	(10,045)	(14,173)

Other income
Interest income	13	28

Net loss	$(10,032)	$(14,145)

Net loss per common share:
Basic	$(0.48)	$(0.70)
Diluted	$(0.48)	$(0.70)

Weighted average common shares outstanding:
Basic	20,742	20,339
Diluted	20,742	20,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WALKER INNOVATION INC. (formerly known as Patent Properties, Inc.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(10,032)	$(14,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Net contribution from related party shareholder	—	81
Stock-based compensation	1,613	4,892
Depreciation and amortization	53	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts and other receivable	(14)	6
Prepaid and other current assets	(390)	(46)
Increase (decrease) in:
Accounts payable	(227)	753
Accrued expenses	(77)	278
Deferred liabilities	893	—
Net cash used in operating activities	(8,181)	(8,181)

Cash Flows from Investing Activities:
Purchase of property and equipment software	(310)	—
Short-term investment	(50)	—
Net cash used in investing activities	(360)	—

Cash Flows from Financing Activities:
	—	—
Net cash provided by financing activities	—	—

Net change in cash and cash equivalents	(8,541)	(8,181)
Cash and cash equivalents
Beginning	$15,407	$24,703
Ending	$6,866	$16,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WALKER INNOVATION INC.

(formerly known as Patent Properties, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2015

(In thousands except share and per share amounts)

NOTE 1 – THE COMPANY

Walker Innovation Inc. (formerly known as Patent Properties, Inc.), a Delaware corporation, collectively, with its subsidiaries, the “Company” or “Walker Innovation”), has two distinct lines of businesses. It develops and commercializes its unique portfolio of intellectual property assets through its licensing and enforcement operations (“Licensing and Enforcement”) and more recently in early 2015 it launched its innovation business through The United States Patent Utility™, which has evolved into, and is currently known as Haystack IQ™ (the “Haystack IQ”). Haystack IQ uses proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database, with businesses that can put them into commercial uses that help them compete and grow. The Company also does custom innovation work for large companies seeking to prototype and commercialize new businesses and new business methods. Haystack IQ and custom innovation services are referred to collectively as the Company’s “Innovation” business.

On July 31, 2015, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the State of Delaware, pursuant to which the Company was renamed Walker Innovation Inc.

Nature of Business

The Company’s two primary segments of business, its Licensing and Enforcement business, and the operations of its Innovation business, are described below:

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

Innovation Business

The Company focuses on fostering and creating systems and tools to help companies innovate more effectively and efficiently. Currently, the Company accomplishes this two ways – through its product for small and medium businesses “Haystack IQ” and through custom innovation projects for large companies.

Haystack IQ

Haystack IQ, is a subscription-based service that uses proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database to businesses that can help put them into commercial uses that help them compete and grow. This product helps companies find complementary external resources (ideas, people, organizations, materials, technologies, approaches) in the global “haystack” of R&D investment that can accelerate improvements to their customer offerings.

Custom Innovation

The Company provides consulting services and software development to large companies in connection with prototyping projects as well as the development of customized innovative ways to serve their customers and grow their market share. The Company may be engaged by the customer directly, or work may be subcontracted to it by its controlling stockholder, a related party, Walker Digital, LLC (“Walker Digital”).

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

Key financial information by reportable segment for the three and nine months ended September 30, 2015 was as follows:

Three Months Ended September 30, 2015

	Litigation and Enforcement	Innovation(1)	Corporate	Total
Net revenue(1)	$4	$(247)	$—	$(243)
Expenses	(523)	(253)	(1,643)	(2,419)
Operating Loss	(519)	(500)	(1,643)	(2,662)
Interest Income	—	—	3	3
Net Loss	$(519)	$(500)	$(1,640)	$(2,659)

Nine Months Ended September 30, 2015

	Litigation and Enforcement	Innovation (1)	Corporate	Total
Net revenue (1)	$131	$(937)	$—	$(806)
Expenses	(2,424)	(1,799)	(5,016)	(9,239)
Operating Loss	(2,293)	(2,736)	(5,016)	(10,045)
Interest Income	—	—	13	13
Net Loss	$(2,293)	$(2,736)	$(5,003)	$(10,032)

(1)	Includes $96 of revenue from related party in connection with work sub contracted to us from a third party.

Capital expenditure for the three and nine months ended September 30, 2015 was $83  and $309 respectively and was spent in connection with the Innovation business.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include stock-based compensation, the valuation allowance related to the Company’s deferred tax assets, revenue recognition and useful life of assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

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

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding, less any unvested restricted stock outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. As of September 30, 2015 and December 31, 2014, the following financial instruments were not included in the diluted loss per share calculation because their effect was anti-dilutive:

	2015	2014
	(Unaudited)
Common Stock options	4,248,166	3,628,000
Common Stock warrants	1,980,318	1,980,318
Preferred Stock	14,999,000	14,999,000
Contingency shares	2,166,667	2,166,667
Excluded potentially dilutive securities	23,394,151	22,773,985

Revenue Recognition

Licensing and Enforcement

The Company derives its revenue from patent licensing and enforcement. In general, these revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. Significantly all of the patent licenses are granted on the entire portfolio rather than individual patents. Most of the intellectual property rights granted are perpetual in nature, extending until the expiration of the related patents, although they can be granted for a defined, relatively short period of time. The Company recognizes licensing and enforcement fees when there is persuasive evidence of a licensing arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured.

Haystack IQ

The Company’s revenues are derived from month-to-month subscriptions to services, some of which may be billed annually in advance. Subscription revenue is earned each month as the service is rendered to subscribers on a monthly basis. The Company recognizes revenue when the subscribers use Haystack IQ’s services, the service has been rendered and earned during the month, the amount of the subscription is fixed or determinable based on established rates quoted on an annualized basis and collectability is reasonably assured. In general, subscriptions are contracted for a year and subscribers are entitled to refunds on a pro-rata basis.

Custom Innovation

Revenue is recognized as services are performed using the percentage of completion method for fixed price contracts. Revenues for the current period are determined by multiplying the estimated margin at completion for each contract by the project’s percentage of completion to date, adding costs incurred to date, and subtracting revenues recognized in prior periods. In applying the percentage-of-completion method to these contracts, the Company measures the extent of progress toward completion as the ratio of costs incurred to date over total estimated costs at completion. As work is performed under contracts, estimates of the costs to complete are regularly reviewed and updated. As changes in estimates of total costs at completion on projects are identified, appropriate earnings adjustments are recorded using the cumulative catch-up method. Provisions for estimated losses on uncompleted contracts are recorded during the period in which such losses become evident. Profit incentives and/or award fees are recorded as revenues when the amounts are both probable and reasonably estimable.

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

Haystack IQ

Cost of services is comprised of compensation for Company employees within the software and systems engineering groups in addition to data costs and amortization expenses. The expenses related to our hosted software applications are affected by the number of customers who subscribe to our products and the complexity and redundancy of our software applications and hosting infrastructure. The Company expenses these costs as they are incurred.

Custom Innovation

Costs represent the staff and related other costs associated with any of the services provided.

Investment

In cases where the Company’s investment is less than 20% of the outstanding voting stock and significant influence does not exist, the investment is carried at cost, and evaluated for impairment at each reporting period.

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties or significant customers who account for 10% or more of the total revenues generated by the Company during the period. For the nine month period ended September 30, 2015 82% of the Company’s revenue was derived from two counterparties. Of the 82% of the Company’s revenue derived from two counterparties, 34% of it was revenue from Walker Digital in connection with custom innovation subcontracted to the Company.

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally measured on the measurement date and re-measured on each financial reporting date and vesting date until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes employee stock-based compensation expense on a straight line basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense is reflected within operating expenses in the Condensed Consolidated Statements of Operations.

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

Deferred Revenue

Represents prepaid subscription revenue for future periods from subscribers in connection with Haystack IQ.

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

Subsequent Events

Subsequent events have been evaluated through the date of filing.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2015 and December 31, 2014 prepaid expenses and other current assets consist of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
Prepaid insurance	$106	$248
Prepaid patent costs	50	159
Due from WDM	145	10
Other prepaid expenses	79	38
Prepaid software	465	-
Total prepaid expenses and other current assets	$845	$455

NOTE 4 – PROPERTY AND EQUIPMENT

As of September 30, 2015 and December 31, 2014 property and equipment, net, consist of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
Computer equipment and software	$339	$30
Less: Accumulated Depreciation	(53)	(1)
Total property and equipment, net	$286	$29

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

NOTE 6 - SHARED SERVICES AGREEMENT

The Company entered into a Shared Services Agreement (“Shared Services Agreement”) with Walker Digital Management (“WDM”) a related party, that relates to services including but not limited to executive compensation, information technology services and supplies, administrative and general services and supplies, and rent and utilities. Costs are based either on specific attribution of those expenses or, where necessary and appropriate, based on the Company’s best estimate of an appropriate proportional allocation.

The following table represents expenses incurred under the Shared Services Agreement and provided by WDM on behalf of the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Expenses:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Compensation expenses (1)	$—	$23	$69	$31
Rent and utilities	62	32	185	84
Office services and supplies	6	5	28	18
Telephone	8	5	25	12
Other	17	15	49	34
Total Operating Expenses	$93	$80	$356	$179

(1)	Compensation expenses are net of services charged to WDM. During the three and nine months ended September 30, 2015, and 2014, the Company charged approximately $11 and $16 and $24 and $58 of expenses, respectively, related to such services.

As of September 30, 2015 and December 31, 2014, due from WDM included in prepaid and other current assets on the condensed consolidated balance sheets was $145 (unaudited) and $10, respectively, and due to WDM included in accounts payable and accrued expenses on the condensed balance sheet was $32 (unaudited) and $55, respectively.

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

The Company is also involved in a legal action arising from claims related to certain patent families the Company received from Walker Digital by recorded assignment at the time of the Merger due to an adverse judicial decision relating to interpretation of the terms of a settlement agreement entered into by Walker Digital with a third party prior to the Merger. Although the decision does not specifically address the Company’s patents, the Company has been notified by the third party and its assignee that they believe the court's decision supports the third party’s claim that a large number of patents had been conveyed to them by assignment under the settlement agreement. Walker Digital and the Company commenced an arbitration on March 31, 2015 against the third party seeking reformation of the settlement agreement between the third party and Walker Digital. In the alternative, Walker Digital and the Company are seeking in the arbitration a declaratory judgment as to which particular patents had been assigned to the third party. In the arbitration the third party is seeking a declaratory judgment that it is the owner (as a result of the settlement agreement) of a substantial number of the Company’s patents, as well as patents from Walker Digital. None of the patents sought by the third party in arbitration are currently being enforced in the Company’s licensing and enforcement litigation. Discovery and other preliminary proceedings are presently on-going in the arbitration with the hearing in the case scheduled for early March 2016. The Company and Walker Digital have entered into a tolling agreement with respect to claims the Company may have against Walker Digital in the event the Company is required to assign to the third party certain of the patents assigned to the Company by Walker Digital at the time of the Merger.  The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, at no less than the minimum of the range. The Company is unable to determine the ultimate liability, if any, with respect to the matter described above but believes it will not have a material effect on the Company’s financial position, results of operations or cash flows.

As of September 30, 2015 and December 31, 2014, the litigation accrual was not material.

Accrued Bonuses

As of September 30, 2015 and December 31, 2014, accrued bonuses were $180 (unaudited) and $200, respectively. Most accrued bonuses are discretionary in nature, although some are based on specific performance goals. These amounts are included in accrued expenses on the condensed consolidated balance sheets.

NOTE 8 - EQUITY

As of September 30, 2015, the Company had authorized an aggregate of 100,000,000 shares of common stock, par value $0.001 per share. The Company, had authorized an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of September 30, 2015, there were 21,134,744 shares of the Company’s common stock issued and 20,741,572 shares outstanding. As of September 30, 2015, 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

NOTE 9 - STOCK-BASED COMPENSATION

Total stock-based compensation to employees and non-employees for the three and nine months ended September 30, 2015 and 2014, respectively, is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Employee option awards	$438	$566	$1,598	$1,620
Non employee option awards	(44)	70	15	184
Non-employee restricted stock awards	—	—	—	3,088
Total compensation expense	$394	$636	$1,613	$4,892

Stock-based Compensation

Stock Options to Employees

During the third quarter of 2015 the Company granted options for the purchase of 81,500 shares of its common stock under the Incentive Plan to employees of the Company. These options have an aggregate grant date fair value of approximately $19 utilizing the Black-Scholes option pricing model with the following assumptions used:

Exercise Price	$0.35 - $0.63
Expected Term	5.5 - 6.5 years
Remaining Contractual Life	9.5 years
Volatility	72.29 – 72.62%
Dividends	0%
Risk Free Rate of Interest	1.54 – 1.77%
Vesting:	August 2016 – September 2018

Stock Options to Non-employees

Stock-based compensation expense related to stock-based awards to non-employees is recognized as the stock-based awards are earned, generally through the provision of services. The Company believes that the fair value of the stock-based awards is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is remeasured at each reporting date. The assumption used to value the options are not materially different from the inputs described below.

During the third quarter of 2015 the Company granted options to non-employees for the purchase of 50,000 shares of its common stock under the Incentive Plan, to advisors of the Company. These options have an aggregate measurement date fair value of approximately $10 utilizing the Black-Scholes option pricing model with the following assumptions used:

Exercise Price	$0.42
Term	0.5 years
Remaining Contractual Life	9.5 years
Volatility	72.53%
Dividends	0%
Risk Free Rate of Interest	2.05%
Vesting:	October 2015 –January 2016

Restricted Stock to Non-employees

On September 18, 2013, in connection with the amendment of a service agreement with a vendor pursuant to which the vendor reduced its future fees, the Company issued 1,445,000 shares of common stock to the vendor. The common stock became fully vested on March 17, 2014. The Company recorded the pro rata portion of this non-employee award as a component of professional fees. The amounts recorded to such award were $3,088 during the first quarter ended March 31, 2014, there was no related expense for the three or nine months ended September 30, 2015.

A summary of the status of the Company’s stock option plans and the changes during the nine months ended September 30, 2015, is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2014	3,628,000	$3.64	—	8.4
Options Granted	951,500	$1.37	—
Options Exercised	—
Options Cancelled/Forfeited	(331,334)	$2.95
Outstanding at September 30, 2015	4,248,166	$3.18	—	7.8

Options vested and exercisable	1,458,328	$3.61	—	6.2

As of September 30, 2015, the Company had unrecognized stock-based compensation expense related to all unvested stock options of $2.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.5 years.

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

The term of the Agreement commences on the Effective Date and continues until the two year anniversary of the Effective Date. The Agreement may be renewed for up to three additional and consecutive one year renewal periods (each a "Renewal Term"). The Agreement will renew for the first and second Renewal Terms unless the Company elects to terminate the Agreement in advance of renewal and will renew for the third Renewal Term unless either party elects to terminate the agreement in advance of renewal. In the event of a change of control, as defined in the Agreement, of Innography, on or after June 30, 2015 Innography may terminate the then current term on 60 days notice (“Control Termination”). In the event of a Control Termination or if the Agreement is not renewed for an optional Renewal Term, or after the last of up to three Renewal Terms expires, the Company may renew for an additional one year period during which Innography will provide its services and reasonably assist the Company in migrating to a replacement service (the "Wind Down Term").

Concurrent with the execution of the Agreement, the Company paid a one-time fee of $200. In consideration for the access to Innography's software application, the Company paid fees of $350 on July 1, 2014, $500 on January 1, 2015 and $650 on July 1, 2015. For each Renewal Term the Company will pay semi-annual payments of $800 on January 1 and July 1, but the semi-annual payments may increase from $800 to $1,100 if the Company's semi-annual net revenues, as defined in the Agreement, exceed $15,000. In the event that the Wind Down Term extends beyond the fifth anniversary of the Effective Date, the semi-annual rates shall increase 20% for any portion of the Wind Down Term that occurs after the fifth anniversary of the Effective Date. The Company recognized this expense on a straight line basis.

NOTE 11 – CUSTOM INNOVATION CONSULTING – RELATED PARTY

On August 20, 2015, the Company entered into an Engagement Agreement (the “Engagement Agreement”) with Walker Digital, regarding the provision of software development and consulting services. The initial work order received by the Company under the Engagement Agreement is with respect to a prototype project involving a Fortune 500 insurance company that previously retained Walker Digital to design and develop viable new business models. The business prototype to be developed has an approved budget of approximately $3.0 million to be funded through late 2016 as services are provided and operational milestones are achieved. An initial payment of $1.0 million was paid to the Company in connection with the execution of the Engagement Agreement. The Company will recognize fee income on a percentage completion basis, as prototyping services are provided. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

The Costs and Estimated Earnings on Uncompleted Contracts is summarized as follows:

	September 30, 2015	December 31, 2014
	(Unaudited)
Costs incurred on uncompleted contracts	$83	$—
Estimated earnings	13	—
	96	—
Less billings to date	(1,000)	—
Billings in excess of cost	$904	$—

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

General

We, through our wholly-owned subsidiaries, create, commercialize and, when necessary, enforce business innovations and deliver innovation services to help companies compete and grow. These activities are conducted primarily through three areas of focus:

•	We seek to commercialize our unique portfolio of intellectual property assets through our licensing and enforcement operations (“Licensing and Enforcement”);

•	Our Haystack IQ™ service (“Haystack IQ”) introduced in 2015, is a subscription-based service that uses proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database, with businesses that can put them into commercial use; and

•	We are available to large corporations that need custom innovation services to create, prototype and commercialize new businesses and new business methods that improve corporate performance.

The Company is led by entrepreneur and inventor Jay Walker, who is best known as the founder of Priceline.com and has twice been named by TIME magazine as “one of the top 50 business leaders of the digital age.” Mr. Walker currently ranks as the world’s 11th most patented living individual, based on U.S. patent issuances according to Wikipedia.

All of our intellectual property assets were created with the goal of solving business problems, with the intent to achieve commercial status. However, it is our belief that many of our inventions have become part of the commercial activities of other businesses without having been licensed, depriving us of financial value. Our Licensing and Enforcement segment is currently pursuing 6 matters in the US District Courts in Delaware, Connecticut and Texas regarding our inventions. The Company is also engaged in an arbitration relating to its intellectual property assets against a third party described below. We may expand our enforcement activities to other patents in our portfolio and other unlicensed users of those patents that have previously been asserted in litigation, although the timing and extent of these activities depends upon many factors affecting the patent enforcement industry which is beyond our control.

We believe the market for services that help companies identify complementary knowledge, expertise and resources outside the firm to speed internal problem solving and reduce time to market is both large and in need of new tools and new thinking. We have developed a way to unlock the huge capacity for problem solving currently hidden inside the U.S. patent database and, ultimately, other technical literature. Haystack IQ was launched to meet this market need and uses Big Data software tools to make the problem solving capacity of America’s patent database available to companies of all sizes. The market for business intelligence is characterized by great information asymmetry that makes mining the technical know how inside the patent database with human experts cost prohibitive for most companies and limited in its impact. Haystack IQ launched in January 2015 and we have seen growth in trial usage. We are using the learnings from the initial group of trial users and subscribers to determine future product development priorities, sales strategies and capital requirements to scale the business. We believe it is likely to require a more significant capital commitment from outside of the Company to bring Haystack IQ to its full potential. While we explore our options in this regard, we have reduced operating expenses relating to Haystack IQ and are looking for a third party funding or strategic partner as we continue adding customers and supporting the subscription service

In 2013, we acquired ownership of the intellectual property assets that were primary to Walker Licensing’s business, subject to certain enumerated cases and orders, judgments, decisions or other actions taken in connection with any patent litigation or by the USPTO. In this regard, the Company is involved in a legal action arising from claims related to certain patent families we received from Walker Digital by recorded assignment at the time of the Merger due to an adverse judicial decision relating to interpretation of the terms of a settlement agreement entered into by Walker Digital with a third party prior to the Merger. Although the decision does not specifically address our patents, the Company has been notified by the third party and its assignee that they believe the court’s decision supports the third party’s claim that a large number of patents had been conveyed to them by assignment under the settlement agreement. Walker Digital and the Company commenced an arbitration on March 31, 2015 against the third party seeking reformation of the settlement agreement between the third party and Walker Digital. In the alternative, Walker Digital and the Company are seeking in the arbitration a declaratory judgment as to which particular patents had been assigned to the third party. In the arbitration the third party is seeking a declaratory judgment that it is the owner (as a result of the settlement agreement) of a substantial number of the Company’s patents, as well as patents from Walker Digital. None of the patents sought by the third party in arbitration are currently being enforced in the Company’s licensing and enforcement litigation. Discovery and other preliminary proceedings are presently on-going in the arbitration with the hearing in the case scheduled for early March 2016. The Company and Walker Digital have entered into a tolling agreement with respect to claims the Company may have against Walker Digital in the event the Company is required to assign to the third party certain of the patents assigned to the Company by Walker Digital at the time of the Merger. The Company is unable to determine the ultimate liability, if any, with respect to the matter described above, but believes it will not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Overview

Our operating activities during fiscal 2015 were principally focused on the launch and initial analysis of market reception of Haystack IQ™, with a reduced emphasis on the development, licensing and enforcement of our patent portfolios due to several factors adversely affecting the patent enforcement. Our Licensing and Enforcement revenues historically have fluctuated period to period, and can vary significantly, based on a number of factors including the following:

•	the dollar amount of agreements executed each period, which can be driven by the nature and characteristics of the technology or technologies being licensed and the magnitude of infringement associated with a specific licensee;

•	the specific terms and conditions of agreements executed each period including the nature and characteristics of rights granted, and the periods of infringement or term of use contemplated by the respective payments;

•	fluctuations in the total number of agreements executed each period;

•	the timing, results and uncertainties associated with patent filings and other enforcement proceedings relating to our intellectual property rights;

•	the relative maturity of licensing programs during the applicable periods; and

•	other external factors, including developments in the law affecting patent enforcement.

Counterparties refer to those parties who were defendants in patent infringement cases that had been brought by us. Certain of these cases have been settled by entering into patent sale agreements, which typically results in one-time payments to us that are recognized as revenue. All of the other revenue was generated through settlement and non-exclusive license agreements. All of the agreements provide for a one-time payment to the Company. Generally we are willing to engage in settlement discussions with defendants at any appropriate time during the course of litigation. We will agree to settle a dispute with a defendant when we believe that such a settlement and the terms of the agreement are in the best interest of the Company and its shareholders. The environment for entering into such patent sale agreements or license agreements in the first half of 2015 was adversely affected by several significant developments in the intellectual property industry, including the continued effect of the Leahy-Smith America Invents Act of 2011 (including several new means by which challenges of our patents may be effected, including inter partes review proceedings (“IPR”)) and the Supreme Court holding in the Alice Corp. v. CLS Bank International case, which called into question the patentability of computer software. In view of these trends (including our inability to enforce any patents that are the subject of inter partes review), we are anticipating that the fourth quarter of 2015 in Licensing and Enforcement will continue to be below historic levels and, possibly, may not reflect any meaningful revenues.

We had initially planned to fund our investment in sales, marketing and infrastructure in Haystack IQ with the operating cash flows of our Licensing and Enforcement activities. In view of the negative trends in the patent licensing industry discussed above and the potential adverse impact of those changes on our revenues, we may need to decrease investment in HaystackIQ. As a result, we are exploring how we might partner with another company to supply capital and distribution assets that can fund and accelerate growth of the business to critical mass as well as search for partners to more economically meet the supply needs of the business. These conversations are in preliminary stages and until such a partner is identified and determines to proceeds with an investment in Haystack IQ (which may be in the form of equity, licensing agreements or otherwise), we intend to pursue a more conservative capital approach to spending and investment.

Results of Operations

For the Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Net Income (Loss)

Net loss for the three months ended September 30, 2015 was $2,659, as compared to net loss of $3,941 for the three months ended September 30, 2014. We were able to decrease net loss and our operating expenses by 33% and 40%, respectively. We did this through a number of initiatives including reductions in headcounts, professional fees and by slowing down the sales and marketing investments in the subscription business.

Operating expenses of $2,419 for the quarter ended September 30, 2015 included other legal and consulting fees of $380 patent prosecution and maintenance fees of $48, compensation and related benefits, (including non-cash compensation) of $1,152, professional fees of $479, general and administrative expenses of $327 and marketing expenses of $33. Net revenue totaled ($243) for the quarter ended September 30, 2015.

Operating expenses of $4,020 for the quarter ended September 30, 2014 included compensation and benefits of $1,490, other legal and consulting fees of $673, professional fees of $777, general and administrative expenses of $765 (which includes software expense of $302) and patent prosecution and maintenance fees of $315.

Revenues

	Three Months Ended
	September 30,
	2015	2014	% Change
Licensing revenue	$4	$105	(96%)
Subscription revenue	22	—	N/A
Custom Innovation (related party)	96	—	N/A
Total revenue	$122	$105	16%

For the quarter ended September 30, 2015 we generated $4 revenue from licensing agreements. Our Licensing revenues historically have fluctuated based on the number of patented technology portfolios, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights. As a consequence of the high invalidation rate of patents before the Patent Trial and Appeal Board as a result of IPRs, many defendants choose to challenge the validity of asserted patents in an IPR proceeding, as opposed to court. The validity of a number of our patents has been challenged by IPR by defendants. As a consequence, all of the litigations subject to IPRs have been or may be stayed, pending resolution of the IPRs. Although revenues from one or more of our patents or patent families may be significant in a specific reporting period, we believe that none of our patents or patent families currently are individually significant to our licensing and enforcement business as a whole. However, in recognition of developments in the law negatively affecting patent enforcement, the Company is continuing to focus its litigation efforts on certain specific enforcement actions that the Company believes have a higher probability of success. As a consequence, certain patents or patent families may become individually significant to the Company’s licensing and enforcement business as a whole.

Haystack IQ which launched in 2015, recognized approximately $22 of subscription revenue for the three months ended September 30, 2015 and recorded $105 of deferred revenue related to Haystack IQ, of which $59 was classified as current and $46 was classified as long term. As we are in the early stages of growth, we expect that sales will grow in connection with market acceptance of our product. To facilitate early adoption among potential subscribers, particularly for a service that is new to the marketplace, we may offer prospective users a risk-free trial period. During the trial period, prospects can experience the service on a limited basis before making a purchase commitment. This type of approach to stimulate subscription volumes is common among sellers of open-ended services.

Although our Innovation business has limited operating history, the Company believes the market for patent-related business intelligence is both large and in need of new tools and new thinking. The market for business intelligence is characterized by great information asymmetry that makes mining the patent database with human experts cost prohibitive for most companies and limited in its impact.

In August 2015, we entered in a contract with Walker Digital to perform custom innovation work for one of their Forbes 500 customers. We recognized $96 of revenue in the quarter related to this agreement, and the Company was advanced $1.0 million as a prepayment for this work.

Cost of Revenue

There were no legal and consulting contingent fees for the three months ended September 30, 2015. As a percentage of revenue, legal and consulting contingent fees were $35 or 33% for the three months ended September 30, 2014. Our legal and consulting contingent fees are dependent upon the realization of revenue.

Cost of services for Haystack IQ is comprised of compensation for Company employees within the software and systems engineering groups in addition to data costs, computer maintenance and amortization expenses. The expenses related to our hosted software applications are affected by the number of customers who subscribe to our products and the complexity and redundancy of our software applications and hosting infrastructure. As we grow our business we expect to be able to amortize the fixed costs associated with the third party data and compensation costs and achieve economies of scale.

Cost of services for the custom innovation work related to staff costs and other costs related to building the prototype.

Licensing and Enforcement Expenses

	Three Months Ended
	September 30,
	2015	2014	% Change
Other legal and consulting fees	$380	$673	(44%)
Patent prosecution and maintenance costs	48	315	(85%)
Total licensing and enforcement expenses	$428	$988	(57%)

Other legal and consulting expenses for the three months ended September 30, 2015 and 2014 were $380 and $673, respectively.  The decrease in other legal and consulting fees during the third quarter of 2015 as compared to the third quarter of 2014 was mainly attributable to the mix of our contingent and hourly legal fees related to our existing active cases as well as a very focused approach to our existing litigation. Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses decreased to $48 for the third quarter of 2015 from $315 in the comparable period in the prior year. Patent prosecution and maintenance expenses are directly related to the number of re-examinations in connection with patent prosecutions.

General and Administrative Expenses

	Three Months Ended
	September 30,
	2015	2014	% Change
Compensation and benefits	$1,152	$1,490	(23%)
Professional fees	479	777	(38%)
General and administrative	327	594	(45%)
Marketing	33	171	(81%)
Total general & administrative expenses	$1,991	$3,032	(34%)

Compensation and benefits expense for the three months ended September 30, 2015 decreased by 23% to $1,152 from $1,490 for the three months ended September 30, 2014, and includes share based compensation of $383 and $566, respectively. The decrease in compensation and benefits relates to a decrease in headcount as a result of our streamlining business operations and instituting cost cutting measures.

Professional fees decreased by 38% to $479 for the third quarter ended September 30, 2015 compared to the third quarter ended September 30, 2014 and relates primarily to accounting and corporate legal fees of $237, board and advisory fees of $135, consulting related to the subscription business of $32, investor and public relations costs of $48 and public company costs of $26.

Professional fees of $777 for the third quarter ended September 30, 2014, primarily relates to board and advisory fees of $205, investor and public relations costs of $149, consulting expense related to the development of the subscription business of $133, accounting and corporate legal fees of $124, recruiting fees of $90 and public company related costs of $58.

Total general and administrative expenses decreased by 45% to $327 for the quarter ended September 30, 2015 compared to $594 for the quarter ended September 30, 2014. The decrease is attributed to the inclusion of software expense of $302 in 2014 in general and administrative expense as well as a decreases in insurance expense of $12, travel and entertainment of $19 and taxes of $28. These decreases were partially offset by increases in rent of $17 and depreciation and amortization of $26.

For the three months ended September 30, 2015, the Company incurred $33 of marketing costs incurred in connection with the promotion of the subscription business compared to $171 for the three months ended September 30, 2014.

For the Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Net Income (Loss)

Net loss for the nine months ended September 30, 2015 was $10,032 as compared to net loss of $14,145 for the nine months ended September 30, 2014. We were able to decrease net loss and our operating expenses by 29% and 35%, respectively. We did this through a number of initiatives including reductions in headcounts, professional fees and by slowing down the sales and marketing investments in the subscription business.

Operating expenses of $9,239 for the nine months ended September 30, 2015 included other legal and consulting fees of $1,771 patent prosecution and maintenance fees of $409, compensation and related benefits, (including non-cash compensation) of $4,264, professional fees of $1,482, general and administrative expense of $1,018 and marketing expenses of $295. Net revenue totaled ($806) for the nine months ended September 30, 2015.

Operating expenses of $14,250 for the nine months ended September 30, 2014 included professional fees of $5,336, compensation and benefits of $5,124, general and administrative expenses of $1,298 patent prosecution and maintenance fees of $826 and other legal and consulting fees of $1,491.

Revenues

	Nine Months Ended
	September 30,
	2015	2014	% Change
Licensing revenue	$202	$112	80%
Subscription revenue	44	—	N/A
Custom innovation revenue (related party)	96	—	N/A
Total revenue	$342	$112	205%

For the nine months ended September 30, 2015 we generated $202 revenue from a licensing agreement. Our Licensing revenues historically have fluctuated based on the number of patented technology portfolios, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights. As a consequence of the high invalidation rate of patents before the Patent Trial and Appeal Board as a result of IPRs, many defendants choose to challenge the validity of asserted patents in an IPR proceeding as opposed to court. The validity of a number of our patents has been challenged by IPR by defendants. As a consequence, all of the litigations subject to IPRs have been or may be stayed, pending resolution of the IPRs. Although revenues from one or more of our patents or patent families may be significant in a specific reporting period, we believe that none of our patents or patent families currently are individually significant to our licensing and enforcement business as a whole. However, in recognition of developments in the law negatively affecting patent enforcement, the Company is continuing to focus its litigation efforts on certain specific enforcement actions that the Company believes have a higher probability of success. As a consequence, certain patents or patent families may become individually significant to the Company’s licensing and enforcement business as a whole.

The subscription business which launched in 2015, recognized approximately $44 of subscription revenue for the nine months ended September 30, 2015 and recorded $105 of deferred revenue, of which $59 was classified as current and $46 was classified and long term. As we are in the early stages of growth, we expect that that sales will grow in connection with market acceptance of our product. To facilitate early adoption among potential subscribers, particularly for a service that is new to the marketplace, we may offer prospective users a risk-free trial period. During the trial period, prospects can experience the service on a limited basis before making a purchase commitment. This type of approach to stimulate subscription volumes is common among sellers of open-ended services.

Although our Innovation business has limited operating history, the Company believes the market for patent-related business intelligence is both large and in need of new tools and new thinking. The market for business intelligence is characterized by great information asymmetry that makes mining the patent database with human experts cost prohibitive for most companies and limited in its impact.

In August 2015, we entered in a contract with Walker Digital to perform custom innovation work for one of their Forbes 500 customers. We recognized $96 of revenue in the quarter related to this agreement, and the Company was advanced $1.0 million as a prepayment for this work.

Cost of Revenue

Legal and consulting contingent fees for the nine months ended September 30, 2015 were $71. As a percentage of revenue, legal and consulting contingent fees were 35% for the nine months ended September 30, 2015. Our legal and consulting contingent fees are dependent upon the realization of revenue.

Cost of services is comprised of compensation for Company employees within the software and systems engineering groups in addition to data costs, computer maintenance and amortization expenses. The expenses related to our hosted software applications are affected by the number of customers who subscribe to our products and the complexity and redundancy of our software applications and hosting infrastructure. As we grow our business we expect to be able to amortize the fixed costs associated with the third party data and compensation costs and achieve economies of scale.

Cost of services for the custom innovation work relates to staff costs and other costs related to building prototypes.

Licensing and Enforcement Expenses

	Nine Months Ended
	September 30,
	2015	2014	% Change
Other legal and consulting fees	$1,771	$1,491	19%
Patent prosecution and maintenance costs	409	826	(50%)
Total licensing and enforcement expenses	$2,180	$2,317	(6%)

Other legal and consulting expenses for the nine months ended September 30, 2015 and 2014 were $1,771 and $1,491, respectively.  The increase in other legal and consulting fees during the first nine months of 2015 as compared to the first nine months of 2014 was mainly attributable to the mix of our contingent and hourly legal fees related to our existing active cases, as there were more hourly than contingent arrangements in the period.  Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses decreased to $409 for the first nine months of 2015 from $826 in the comparable period in the prior year. Patent prosecution and maintenance expenses are directly related to the number of re-examinations in connection with patent prosecutions.

General and Administrative Expenses

	Nine Months Ended
	September 30,
	2015	2014	% Change
Compensation and benefits	$4,264	5,124	(17%)
Professional fees	1,482	5,336	(72%)
General and administrative	1,018	1,298	(22%)
Marketing	295	175	69%
Total general & administrative expenses	$7,059	11,933	(41%)

Compensation and benefits expense for the nine months ended September 30, 2015 and 2014 were $4,264 and $5,124, respectively and includes share based compensation of $1,470 and $1,620 for the nine months ended September 30, 2015 and 2014, respectively. The decrease in compensation and benefits relates to a decrease in headcount as a result of our streamlining our business operations and cost cutting measures.

Professional fees of $1,482 for the nine months ended September 30, 2015 relates primarily to accounting and corporate legal fees of $443, board and advisory fees of $492, investor and public relations costs of $285 and public company costs of $73.

Professional fees of $5,336 for the nine months ended September 30, 2014 relates primarily to $3,088 of stock-based compensation expense for awards earned concurrent with the Company’s reverse merger, accounting and corporate legal fees of $565, board and advisory fees of $547 (which includes $93 of stock-based compensation) investor and public relations costs of $463 (including $83 of stock-based compensation) and public company costs of $238.

Total general and administrative expenses decreased by $280 to $1,018 for the nine months ended September 30, 2015 compared to $1,298 for the nine months ended September 30, 2014. The decrease is attributed to $565 of software being included in third quarter of 2014 as well as a decreases in insurance expense of $67 and travel and entertainment of $28, these amounts were offset by increases in rent of $65, corporate taxes of $123 (prior year included a reversal of an accrual estimated in connection with the merger) and depreciation and amortization of $52.

For the nine months ended September 30, 2015, the Company incurred $295 of marketing costs incurred in connection with the promotion of the subscription businesses compared to $175 for the nine months ended September 30, 2014.

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

Liquidity and Capital Resources

Our current assets were approximately $7.8 at September 30, 2015, including $6.9 of cash and cash equivalents. Working capital amounted to $5.1 as of September 30, 2015. The Company's cash and cash equivalents is sufficient to meet our liquidity needs for at least the next twelve months as of the date of this report.

Cash used in operating activities was approximately $2,340 for the three months and $8,181 nine month ended September 30, 2015. During the third quarter 2015, the Company’s net spend was approximately $95 on the innovation business and $827 on its Licensing and Enforcement business and $1,418 on corporate activities.

Contractual Obligations

We had no significant commitments for capital expenditures and we have no committed lines of credit or other committed funding or long-term debt as of September 30, 2015.

Off-Balance Sheet Transactions

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Recently Issued Accounting Pronouncements

We are currently evaluating the effect that recently issued accounting pronouncements will have on our results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2015, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on April 25, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patents 6,224,486 and 6,425,828 in the United States District Court for the District of Delaware, Docket No. 11-368. The complaint was filed against 2K Games, Inc., 2K Sports, Inc., Capcom Entertainment, Inc., Capcom U.S.A. Inc., Electronics Arts, Inc., Konami Digital Entertainment, Inc., Microsoft Corporation, Rockstar Games, Inc., Sega of America Inc., Sony Computer Entertainment America LLC, Square Enix of America Holdings LLC, Square Enix, Inc., Take-Two Interactive Software, Inc., THQ Inc., and Ubisoft, Inc. The complaint seeks damages and a permanent injunction.  Walker Digital entered into a settlement agreement with Electronic Arts, Inc. on July 24, 2012, Take-Two Interactive Software, Inc., 2K Games, Inc., 2K Sports, Inc. and Rockstar Games, Inc. on August 2, 2012 and Konami Digital Entertainment, Inc. and Square Enix, Inc. on December 28, 2012, UBisoft, Inc., Sega of America, Inc. and Capcom U.S.A. on September 1, 2013 and Microsoft Corporation on December 16, 2014. Walker Digital dismissed each settling party from this suit. On July 3, 2012, Sony Computer Entertainment America LLC filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an Inter Partes Review of one or more claims of U.S. Patent 6,425,828. On September 12, 2012, Sony Computer Entertainment America LLC filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an Inter Partes Review of one or more claims of U.S. Patent 6,224,486. The suit was dismissed against the remaining defendants on May 17, 2015.  The Inter Partes Reviews have closed with certain claims of each of U.S. Patents 6,224,486 and 6,425,828 having been cancelled.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on February 12, 2014, IH LLC filed suit alleging infringement by Google, Inc. of one or more claims of U.S. Patent 8,558,921 in the United States District Court for the District of Delaware, Docket 14-186. The complaint seeks damages for past, present and future infringement. On February 11, 2015, Google, Inc. filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an Inter Partes Review of one or more claims of U.S. Patent 8,558,921. On October 16, 2015, Google entered into a settlement agreement with IH, LLC and the suit was subsequently dismissed.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on April 26, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 7,933,893 in the United States District Court for the District of Delaware, Docket No. 11-369. The complaint was filed against Google, Inc., Microsoft Corporation, Amazon.com, Inc. and Vibrant Media. The complaint seeks damages and a permanent injunction. On September 14, 2012, Google, Inc. filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for Reexamination of U.S. Patent 7,933,893. Walker Digital voluntarily dismissed the defendants and the case was dismissed on September 3, 2015. The Reexamination has also been dismissed.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on April 8, 2014, IH LLC filed suit alleging infringement by Bed Bath & Beyond of one or more claims of U.S. Patent 6,381,582 in the United States District Court for the District of Delaware, Docket 14-448. The complaint seeks damages for past, present and future infringement.  On August 21, 2015, the District Court granted a Motion for Judgment on the Pleadings by Bed Bath & Beyond, finding U.S. Patent No. 6,381,582 invalid under 35 U.S.C. Section 101.  IH LLC is appealing this decision.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on April 11, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 7,801,802 in the United States District Court for the District of Delaware, Docket No. 11-311. A complaint was filed against Google, Inc., Yahoo! Inc., and Microsoft Corporation. The complaint seeks damages and a permanent injunction. Yahoo! Inc. entering into a license agreement with Walker Digital on July 11, 2012 and the case was subsequently dismissed against Yahoo! Inc. On July 25, 2013, the District Court entered a stipulated judgment of non-infringement following a claim construction order.  On November 6, 2014, the United States Court of Appeals for the Federal Circuit affirmed the judgment of non-infringement and the suit was subsequently dismissed. On February 7, 2015, following dismissal, Google, Inc. moved to renew their motion in pursuit of sanctions and fees. The District Court held a hearing on the motion on June 1, 2015. On September 4, 2015, the District Court denied Google’s renewed motion for sanctions and fees and the suit was subsequently dismissed.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on May 14, 2014, Certified Measurement, LLC, a subsidiary of Inventor Holdings, LLC ("IH LLC”), filed suit alleging infringement by Centerpoint Energy Houston Electric, LLC and Itron, Inc. of one or more claims of U.S. Patents 5,828,751, 6,282,648, 6,289,453, and 8,549,310 in the United States District Court for the Eastern District of Texas, Docket 14-627. The complaint seeks an injunction and damages for infringement. On January 15, 2015, Itron, Inc. filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an IPR of one or more claims of U.S. Patents 5,828,751, 6,282,648, 6,289,453, and 8,549,310.  On July 9, 2015, the Patent Trial and Appeal Board authorized institution of an inter parties review of all challenged claims of U.S. Patents 5,828,751, 6,282,648, 6,289,453, and 8,549,310. This matter is stayed pending resolution of the IPRs.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on August 19, 2014, IH LLC filed suit alleging infringement by Gameloft, Inc. ("Gameloft") of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-067. The complaint seeks damages for past, present and future infringement. On August 19, 2015, Gameloft filed a Petition for an Inter Parties Review of one or more claims of U.S. Patent 8,784,198 with the USPTO ("Gameloft IPR"). On September 30, 2015, the District Court granted a motion to dismiss for invalidity of the ‘198 patent. A final judgment is expected soon. IH LLC will not appeal the District Court Judgment. The parties have also agreed to dismiss the Gameloft IPR.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on August 19, 2014, IH LLC filed suit alleging infringement by GluMobile of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-068. The complaint seeks damages for past, present and future infringement.  On September 30, 2015, the District Court granted a motion to dismiss for invalidity of the ‘198 patent. A final judgment is expected soon. IH LLC will not appeal the District Court Judgment.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on August 19, 2014, IH LLC filed suit alleging infringement by King.com, Inc. of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-070. The complaint seeks damages for past, present and future infringement.  On September 30, 2015, the District Court granted a motion to dismiss for invalidity of the ‘198 patent. A final judgment is expected soon. IH LLC will not appeal the District Court Judgment.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on August 19, 2014, IH LLC filed suit alleging infringement by NGMoco LLC of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-071. The complaint seeks damages for past, present and future infringement. On September 30, 2015, the District Court granted a motion to dismiss for invalidity of the ‘198 patent. A final judgment is expected soon. IH LLC will not appeal the District Court Judgment.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on August 19, 2014, IH LLC filed suit alleging infringement by Rovio Entertainment Company of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-072. The complaint seeks damages for past, present and future infringement.  On September 30, 2015, the District Court granted a motion to dismiss for invalidity of the ‘198 patent. A final judgment is expected soon. IH LLC will not appeal the District Court Judgment.

As described in our Annual Report on Form 10-K filed with the SEC on March 13, 2015, on August 19, 2014, IH LLC filed suit alleging infringement by Supercell, Inc. of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-073. The complaint seeks damages for past, present and future infringement. On September 30, 2015, the District Court granted a motion to dismiss for invalidity of the ‘198 patent. A final judgment is expected soon. IH LLC will not appeal the District Court Judgment.

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

WALKER INNOVATION INC. (formerly known as Patent Properties, Inc.)

Dated: November 10, 2015	By:	/s/ Jonathan Ellenthal
Jonathan Ellenthal
Vice Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2015	By:	/s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

