Form 10-K
period 2015-12-31
WALKER INNOVATION INC.
filed 2016-03-15
CIK 1294649

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the shares of common stock, par value $0.001 per share, of the registrant held by non-affiliates on June 30, 2015 was $25,622,459.

There were 20,741,572 shares of common stock of the registrant outstanding as of March 14, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “Walker Innovation,” “we,” “us” or “our” are references to Walker Innovation Inc. (f/k/a Patent Properties, Inc.). In addition, references to “Walker Digital” or “WD” are references to Walker Digital, LLC, a Delaware limited liability company and the controlling shareholder of the Company, references to “Walker Licensing” are to the prior business segment of WD known as Walker Digital Licensing and Enforcement and references to “Walker Holdings” are to the holding company organized by WD in connection with the Company’s acquisition by merger of that segment in September 2013, respectively. “See Item 1. Business. Corporate History”

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information relating to Walker Innovation Inc. that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this Form 10-K, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this Form 10-K as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

Item 1.      Business

Overview

Walker Innovation Inc. (formerly known as Patent Properties, Inc.) has two distinct lines of businesses: we develop and commercialize our unique portfolio of intellectual property assets through our licensing and enforcement operations (“Licensing and Enforcement”) and, more recently, in early 2015 we launched the innovation business, which consists of Haystack IQ™ (formerly known as “The United States Patent Utility™”) (“Haystack IQ”) and custom business innovation services. Haystack IQ uses proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database and non-patent technical literature, with businesses that can put them into commercial uses that help them compete and grow. The Company also seeks to perform custom innovation work for large companies seeking to prototype and commercialize new businesses and new business methods. Haystack IQ and custom innovation services are referred to collectively as the Company’s “Innovation” business. The Company is led by entrepreneur and inventor Jay Walker, who is best known as the founder of Priceline.com and has twice been named by TIME magazine as “one of the top 50 business leaders of the digital age.” Mr. Walker currently ranks as the world’s 11th most patented living individual, based on U.S. patent issuances according to Wikipedia.

Recent Transactions

Walker Innovation Inc. entered into a Shared Services Agreement (the “FTC Services Agreement”) dated as of December 4, 2015, with Flexible Travel Company, LLC (“Flexible Travel”), a company affiliated with Walker Digital, the Company’s controlling stockholder, regarding the provision of executive management, marketing, legal and financial consulting services. There are no set deliverables contemplated by the FTC Services Agreement, although the hourly rates the Company expects to charge Flexible Travel (approximately equal to the Company’s cost) are specified.

In connection with the FTC Services Agreement, the Company was granted a warrant to purchase limited liability company interests in Flexible Travel at an exercise price of $0.06 per Class A common share, which amount has been determined to equal the fair market value of such shares as of December 4, 2015, the date of issuance of the warrant. The warrant was issued to the Company by Jay Walker, who currently beneficially owns approximately 46% of the aggregate outstanding limited liability company interests of Flexible Travel on a fully diluted basis. The total Class A common shares that may be purchased pursuant to the exercise of the warrant is 16,400,000, equal to approximately 16% of the current aggregate outstanding limited liability company interests of Flexible Travel, on a fully diluted basis and the transfer of such shares to the Company is subject to certain requirements, including the provision of an opinion of counsel that such would not result in Flexible Travel being deemed to be a publicly traded partnership for purposes of U.S. federal income tax law.

Innovation Business

The Company focuses on fostering and creating systems and tools to help companies innovate more effectively and efficiently. Currently, the Company accomplishes this two ways – through its monthly subscription service “Haystack IQ” and through custom innovation projects for large companies.

Haystack IQ

Haystack IQ is a subscription-based service that uses proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database as well as other relevant technical literature, to businesses that can help put them into commercial uses that help them compete and grow. This service helps companies find complementary external resources (ideas, people, organizations, materials, technologies, approaches) in the global “haystack” of R&D investment that can accelerate improvements to their customer offerings.

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

Haystack IQ’s proprietary Big Data software engine cross-references a company’s products, services, processes and product development priorities with the entire U.S. patent database to find statistically relevant matches. The system uses advanced semantic search tools to improve the relevance of our findings with concept matching and natural language processing. The statistically relevant matches are presented to subscribers through a series of information products that allow them to find relevant external technologies and technology experts that can help improve products and services.

Haystack IQ has more than 20 active subscribers, including large, sophisticated organizations, since its re-launch in August 2015, and we continue to see solid interest from prospective users. Reaching this stage, however, has taken more time and been more expensive than originally planned. Accordingly, we have decided to reduce our development spending and related expenses and are now actively looking at strategic alternatives to fund the next stage of growth and maximize the value of the asset. Should we not be successful in securing funding or a strategic partner, we may need to further reduce expenses or even cease Haystack operations entirely. We expect to make a decision about the long-term future direction of the service in the next couple of months.

Custom Innovation

The Company seeks to provide consulting services and software development to large companies in connection with prototyping projects as well as the development of customized innovative ways to serve their customers and grow their market share. The Company may be engaged by the customer directly, or work may be subcontracted to it by its controlling stockholder, a related party, Walker Digital. The Company is currently performing custom innovation services for Walker Digital pursuant to a work order for a prototype project involving a Fortune 500 insurance company that previously retained Walker Digital to design and develop viable new business models. The business prototype to be developed has an approved budget of approximately $3.0 million to be funded through late 2016 as services are provided and operational milestones are achieved.

Potential Market Size

In December 2014, ipCapital Group (“ipCG”) issued a report that identified the sizable opportunity for the Company.  In its report, ipCG notes the current problem plaguing American innovation – that most companies cannot efficiently access external innovations from global investment in R&D. According to ipCG, there are 230,000 companies that are most likely to need a low cost, automated service for identifying external technology improvements and technical experts. The Company considers tens of thousands of mid-sized and large operating companies as part of its initial addressable market, based on the growing competitive pressures of operating in a tech-dominated and global economy.

Marketing

We have developed a direct-to-business channel driven by an in-house telesales operation that identifies leads and responds to inquiries. As the service scales, we also expect to develop a variety of channels that rely on intermediaries to refer prospects, close sales and purchase our services on a wholesale basis for high-value customers of their own.

Data Providers

We entered into a Software as a Service Agreement with Innography, Inc. (“Innography”) under which we have access to Innography’s web-based application software platforms and patent related data and analytics functionality in connection with the development and commercialization of Haystack IQ. We have supplemented these licensed technologies with proprietary software development to support the unique features of Haystack IQ’s services. The Company is presently undertaking a review of alternate sources of web-based application software platforms and patent related data and analytics functionality and, may elect not to renew its arrangements with Innography.

Competition

With respect to Haystack IQ, there are a number of intermediaries that help companies understand the risks and opportunities presented by the proliferation of new materials, technologies and methods, including technology scouts, expert networks and a variety of professional service firms. However, the vast majority of these services focus on the very largest companies, which can afford expensive software tools and custom analyses by human experts. Haystack IQ relies on a hybrid of automated software and human analysis using Big Data tools and a low cost monthly subscription fee to serve companies that need to increase their review and use of externally developed expertise to speed internal R&D and product development.

Licensing and Enforcement

All of our intellectual property assets were created with the goal of solving business problems, with the intent to achieve commercial status. However, it is our belief that certain of our inventions have become part of the commercial activities of other businesses without having been licensed, depriving us of financial value. As a result, focused patent enforcement activities are a component of our business strategy. During the past three fiscal years the Company has filed 21 patent infringement lawsuits (including three counterclaims in declaratory judgment actions) against 25 defendants involving 8 patents in suit. These enforcement efforts have resulted in over $6.8 million in gross revenue from settlement income. There are currently 2 litigation matters in the US District Courts in Delaware and the Federal Circuit Court of Appeals, respectively. We may expand our enforcement activities to other unlicensed users of those patents that have previously been asserted in litigation and may expand such activities to other patents in our portfolio. Our litigations are disclosed below under Item 3 –

Legal Proceedings.

Intellectual Property/Patent Portfolio Overview

Our patent portfolio currently consists of approximately 400 granted patents, as well as over 45 pending patent applications. Our patents describe inventions in areas such as authentication techniques, internet search, social networking and advertising and online transactions, among many others. They are relevant to a broad array of large and growing industries including data management, e-commerce, electronic and computer hardware, social networking and internet services, financial services, entertainment and video gaming, online education, manufacturing, security and state lotteries.

Furthermore, to optimize the quality of our intellectual property, we retain well qualified patent attorneys to work on every stage of the patent procurement process, from ideation, through drafting, prosecution and appeals. Potentially, there may be valuable unasserted claims within the portfolio. We may file for additional patent protection based on some of our existing patents and patent applications when appropriate. In addition, all of our employees enter into confidentiality agreements with us, which includes a provision governing the assignment of inventions.

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

All of the patents we own through IH LLC f/k/a Walker Holdings were developed internally by Walker Digital, with Jay Walker as the lead inventor named on almost all patents issued. All improvements to these assets, together with the intellectual property associated with the predecessor to Haystack IQ, have been assigned pursuant to an Invention Assignment Agreement with Mr. Walker. While the terms of the Invention Assignment Agreement do not entitle us to any other intellectual property Mr. Walker may develop in the future, in view of his significant equity position in the Company and the Company’s platform for the protection of the intellectual property it holds, Mr. Walker may nevertheless determine to develop and commercialize intellectual property through the Company. The terms and conditions of any such transaction would be negotiated between Mr. Walker and our Audit Committee at the time of such determination.

Employees

As of March 14, 2016, we have 17 full-time employees. In addition, although he is not an employee, Mr. Walker has and will continue to devote a portion of his working effort to us. Any future hiring decisions will be on an as-needed basis, based upon projected research and development activities. At this time we believe our staffing is sufficient for our current operations.

Executive Officers of Our Company

Because the Proxy Statement for our Annual Meeting of Shareholders will not contain information with respect to all executive officers of the Company, set forth below is the information with respect to our executive officers:

Name	Age	Position

Jonathan Ellenthal	50	Vice Chairman and Chief Executive Officer

Jonathan Siegel	58	Chief Administrative Officer, General Counsel and Secretary

Kara B. Jenny	46	Chief Financial Officer

Jonathan Ellenthal, Vice Chairman of the Board of Directors, Chief Executive Officer. From 2008 – 2013, Mr. Ellenthal was the Chief Executive Officer of Walker Digital Management, LLC, a wholly-owned subsidiary of Walker Digital. He served as a Director for many of Walker Digital’s subsidiaries and collaborated with Jay Walker on all new business designs and the strategic direction of Walker Digital. Since early 2011, Mr. Ellenthal has also been a Partner in TEDMED, LLC. As the exclusive licensee of the globally recognized TED brand for the field of health and medicine, TEDMED focuses entirely on innovation and breakthrough thinking in service of a healthier future. From 2011 to 2014, he was a member of the Board of Directors of Affinion Group, Inc., a customer engagement and loyalty company, with more than 70 million customers worldwide. Pursuant to the FTC Services Agreement between the Company and Flexible Travel, a company controlled by Mr. Walker, Mr. Ellenthal performs certain services for Flexible Travel.

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

Jonathan A. Siegel, Chief Administrative Officer, General Counsel and Secretary. Mr. Siegel joined the Company in February 2014, prior to which he was Investment Manager and Legal Counsel for Bentham Capital, LLC, a litigation finance company providing funding for large commercial and patent disputes, from March 2013 to January 2014, and a consultant from November 2012 to February 2013. He served as Chief Administrative Officer, General Counsel and Chief Privacy Officer of Alclear, LLC, a biometric secure identification service, from June 2010 to June 2012. From March 2009 to April 2011 he served as Mayor of Irvington, New York and served as Trustee of Irvington prior to his election as Mayor. From December 1999 to January 2008, Mr. Siegel was employed by Synapse Group, Inc., a direct marketing subsidiary of Time Inc., most recently as Executive Vice President Publisher Relations and Legal Affairs. From 1994 to 1999 he served in various capacities for Brandt, Inc, a manufacturer of currency counting equipment, including as Executive Vice President and General Counsel and member of the Board of Directors. Mr. Siegel was Vice President and Associate General Counsel of Trian Group, LP, a merchant bank, from 1987 to 1994. He was a corporate associate at Rosenman & Colin LLP from 1983 to 1987. He received his BA from Colgate University in 1979 and his JD from The University of Chicago Law School in 1983. He is admitted to practice in New York. Pursuant to the FTC Services Agreement between the Company and Flexible Travel, a company controlled by Mr. Walker, Mr. Siegel performs certain services on behalf of the Company for Flexible Travel.

Kara B. Jenny, Chief Financial Officer. Ms. Jenny joined the Company in May 2014, prior to which she was the Chief Financial Officer of Fashion to Figure, a leading specialty retailer founded to create the ultimate full-fashion experience, which she joined in March 2013. Prior to Fashion to Figure, Ms. Jenny was with Bluefly.com, an online retail destination offering exclusive designer merchandise at a value, from May 1999 until December 2012. Ms. Jenny served as Bluefly’s Chief Financial Officer for five years and had previously served as Vice President of Finance prior to her promotion to Chief Financial Officer. Ms. Jenny began her career at Arthur Andersen LLP, and is a certified public accountant and a member of the American Institute of Certified Public Accountants. She received her B.S. in Accounting from Binghamton University. Pursuant to the FTC Services Agreement between the Company and Flexible Travel, a company controlled by Mr. Walker, Ms. Jenny performs certain services on behalf of the Company for Flexible Travel.

Item 1A. Risk Factors

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

Risks Related to our Company, our Business and our Industry

We have a recent history of significant operating losses, and our Innovation Business has limited operating history. We experienced net losses of $10.4 million during the year ended December 31, 2015 and $15.6 million during the year ended December 31, 2014. As of December 31, 2015, we had an accumulated deficit of $38.5 million. The losses and accumulated deficit were primarily due to the costs associated with the Merger as well as investments we made to launch our new business as well as invest in litigation campaigns. We anticipate that cost of revenue and operating expenses will increase in the foreseeable future as we seek to continue to grow our business and acquire customers and develop our platform and new applications. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer. Many of our efforts to generate revenue from our business are new and unproven, particularly in the case of Haystack IQ, and any failure to increase our revenue or generate revenue from new applications and services could prevent us from attaining profitability. Our prior losses, combined with any potential future losses, have adversely affected our stockholders’ equity and working capital position. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

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

New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue. We expect to spend a significant amount of resources to enforce our patents. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office (the “USPTO”), or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue and any reductions in the funding of the USPTO could negatively impact the value of our assets. United States patent laws have been amended by the Leahy-Smith America Invents Act, or the America Invents Act. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. At this time, it is not clear what, if any, long term impact the America Invents Act will have on the operation of our enforcement business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

While other bills considered in Congress in 2014 – including The Innovation Act sponsored by House Judiciary Chairman, Robert Goodlatte which would require non-practicing entities that bring patent infringement lawsuits to pay legal costs of the defendants if the lawsuits are unsuccessful – were not ultimately passed into law, there can be no assurance that Congress will not consider similar legislation in the future. Several states also adopted laws regarding patent assertion activities in 2014 while others have such legislation under review.

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

On January 20, 2015, the U.S. Supreme Court decided another patent case, Teva Pharmaceuticals USA, Inc. v. Sandoz, Inc. In Teva, the Court overturned the long-standing practice that claim construction decision made by district courts were given de novo review on appeal. Instead, the Supreme Court held that when claim construction is based on extrinsic evidence, a district court’s findings of subsidiary facts are to be reviewed for clear error, while its ultimate claim construction is to be reviewed de novo. This change in how claim construction decisions are reviewed on appeal may have an impact on how parties handle patent litigation in the district courts. This could increase our litigation expenses. The full impact of the Teva decision on patent litigation at the district court level is yet to be determined.

On May 26, 2015, the U.S. Supreme Court decided Commil USA LLC v. Cisco Systems, Inc. In this case, the Supreme Court held that a good faith belief that a patent is invalid does not provide an accused infringer with a defense against a charge of inducing patent infringement. The Court stated that permitting such a defense would undermine the statutory presumption of validity enjoyed by issued U.S. patents under 35 U.S.C. § 282. The long term affect of this ruling is yet to be seen as it is implemented by the district courts. However, this ruling has eliminated a defense available to parties accused of inducing patent infringement. This result could be beneficial to our patent enforcement efforts.

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

Any expense reduction initiatives that we undertake may not deliver the expected results and these actions may adversely affect our business. In late 2015, we announced that we intended to take measures to improve our operating leverage, including reducing headcount, managing our expenses more effectively, and minimizing our capital spending requirements. As we take these or other actions to better align our operating expenses with our revenue, manage our costs better, and more efficiently manage our business, such actions could result in disruptions to our operations and adversely affect our business. To effectively manage our business with fewer than anticipated employees, we will need to spend significant resources to further automate our business processes, improve our technology infrastructure, our operational, financial and management controls, and our reporting systems and procedures. These enhancements and improvements will require capital expenditures and allocation of valuable management and employee resources. We expect to continue to actively monitor our operating expenses; however, if we do not fully realize the anticipated benefits of any expense reduction initiatives, including reductions in headcount, our business could be adversely affected. In addition, we cannot be sure that our efforts to manage expenses and improve our operating leverage will be successful.

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

More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO. We hold numerous pending patents applications and we anticipate prosecuting additional patent applications. We have identified a trend of increasing patent applications each year, which may result in longer delays in obtaining approval of pending patent applications. The application delays could cause delays in recognizing revenue from these patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

The fixed terms of patents limit our business opportunity. Patents have fixed terms. If we fail to create value from our patents prior to their expiration, our litigation and licensing opportunities will be eliminated, which would negatively impact our financial condition and results of operations.

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

We may seek to internally develop additional new inventions and intellectual property, which would take time and would be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of our investments in such activities. Mr. Walker has significant experience as an inventor. As such, we expect that part of our business may include the internal development of new inventions or intellectual property relating to assets transferred to us in the Merger or that we have developed and seek to monetize. However, this aspect of our business would likely require significant capital and would take time to achieve. Such activities could also distract our management team from its other business initiatives, which could have a material and adverse effect on our business. There is also the risk that our initiatives in this regard would not yield any viable new inventions or technology, which would lead to a loss of our investments in time and resources in such activities.

We cannot be certain that patents will be issued as a result of any future applications, or that any of our patents, once issued, will provide us with adequate protection from competing products or licensing and enforcement opportunities. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. Our failure to obtain or maintain intellectual property rights for our inventions would lead to the loss of our investments in such activities, which would have a material and adverse effect on our company.

Our Invention Assignment Agreement with Jay Walker Only Relates to Improvements to the Assets Transferred to Us in the Merger and the Predecessor to Haystack IQ. Pursuant to the terms of the Invention Assignment Agreement we have entered into with Mr. Walker, we have been granted rights only in connection with improvements to the assets transferred to us in the Merger and that we developed, including The United States Patent Utility, the predecessor to Haystack IQ. Accordingly, we may not be entitled to any other intellectual property Mr. Walker may develop in the future, including intellectual property that Mr. Walker may choose to monetize and commercialize other than through Walker Innovation. Stockholders in the Company should not expect that Mr. Walker will seek to develop or commercialize intellectual property for the benefit of Walker Innovation, other than as explicitly provided for in the Invention Assignment Agreement, which may affect the value placed on the Company by industry analysts or other investors, which would likely affect the price at which our common stock trades in the public market.

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

Haystack IQ has limited operating history and will require additional capital. Haystack IQ has more than 20 active subscribers, including large, sophisticated organizations, since its re-launch in August 2015, and we continue to see solid interest from prospective users. Reaching this stage, however, has taken more time and been more expensive than originally planned, and we are now actively looking at strategic alternatives to fund the next stage of growth and maximize the value of the asset. While we explore our options in this regard, we have reduced operating expenses relating to Haystack IQ. Should we not be successful in finding funding or a strategic partner we may need to further reduce expenses or even cease operations entirely.

If a subscriber to Haystack IQ does not continue or renew their agreements with us our business and operating results could suffer. We expect to derive a significant portion of our revenue from renewal of customer agreements and sales of additional applications and services to existing customers. As a result, achieving a high renewal rate of our customer agreements and selling additional applications and services is critical to our future operating results.

Our proprietary software for Haystack IQ may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business and operating results. Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we discover additional problems that prevent our proprietary applications from operating properly. If our offering does not function reliably or fails to achieve client expectations in terms of performance, clients could cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients.

We depend on data supplied by third parties for Haystack IQ and any disruption in the supply of this data could adversely affect our business. Material performance problems or defects or errors in data feeds and services that are provided to us by third party providers could arise in the future and may cause the results of our offering to be inaccurate. The Company is presently undertaking a review of alternate sources of web-based application software platforms and patent related data and analytics functionality and, may elect not to renew its arrangements with its current provider. Inability to find an alternate provider or complications in connection with a transition to a new provider may result in disruptions to our business.

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

Changes in interpretations of patent law could adversely impact our business. Our success in reexamination and enforcement proceedings will rely, in part, on the uniform and historically consistent application of patent laws and regulations. The courts’ interpretations of patent laws and regulations continue to evolve, and the courts may continue to alter or refine their application of laws and regulations. Changes or potential changes in judicial interpretation could have a negative impact on our ability to monetize our patent rights. Our ability to achieve and enforce litigation settlements, often in the form of license and/or patent sale agreements, may also be impacted by judicial interpretation. Further, such judicial interpretation may have unforeseeable collateral consequences, including affecting rights of our contractual counter partners and others holders not party to the matter being considered by such court.

Setbacks in defending and enforcing our patent rights could cause our revenue and cash flow to decline. Our assets include patents that will be integral to our business and revenues. Competitors may challenge the validity, scope, enforceability and ownership of those patents. Their challenges may include reexamination requests in the relevant patent and trademark office. Reexamination proceedings are costly and time-consuming, and we cannot predict their outcome or consequences. Such proceedings may narrow the scope of our claims or may cancel some or all of our claims. If some or all of our patent claims are canceled, we could be prevented from enforcing or earning future revenues from such patents. We cannot assure that the validity and enforceability of our patents will be maintained or that our patents will be determined to be applicable to any particular product or standard. Even if our claims are not canceled, enforcement actions against alleged infringers may be stayed pending resolution of reexaminations, or courts or tribunals reviewing our patent claims could make findings adverse to our interests based on facts presented in reexamination proceedings. Irrespective of outcome, reexamination challenges may result in substantial legal expenses and diversion of management’s time and attention away from our other business operations. In this regard, the Company is also involved in a legal action arising from claims related to certain patent families we received from Walker Digital, LLC (“Walker Digital”) by recorded assignment at the time of the Merger due to an adverse judicial decision relating to interpretation of the terms of a settlement agreement entered into by Walker Digital with a third party prior to the Merger. Although the decision does not specifically address the Company’s patents, the Company has been notified by the third party that they believe the court's decision supports a claim that such patent families be conveyed to them by assignment. The third party has also indicated it may seek damages against the Company arising from that same set of facts. Following discussions with Walker Digital and the third party to determine appropriate next steps, Walker Digital and the Company commenced an arbitration on March 31, 2015 against the third party seeking binding clarification of the provisions of the relevant settlement agreement giving rise to such claims and the particular patents subject thereto. On November 30, 2015, the parties agreed to stay the arbitration. The stay, which has been amended, will expire upon ten business days notice by either party. An adverse decision in the arbitration or in other forums described above could limit the value of our inventions or result in a loss of our proprietary rights, which could negatively impact our stock price, our results of operations, our cash flows, our business and our financial position.

Our business depends on a number of costly litigation, arbitration and administrative proceedings to enforce our intellectual property rights. The cost of enforcing, protecting and defending our intellectual property may be significant. Our business model requires litigation to enforce our intellectual property rights. In addition, third parties could commence litigation against us seeking to invalidate our patents or obtain a determination that our patents are not infringed, are not essential, are invalid or are unenforceable. As a result of any such litigation, we could lose our proprietary rights.

Historically, our revenue has been generated from settling litigation matters. The revenues we have generated were the result of settlement negotiations with certain defendants in connection with patent infringement cases. In the past, these revenues were one-time payments made under non-exclusive license agreement entered into by us and the defendants to settle such disputes. For the years ended December 31, 2015 and 2014, the amount of revenue we derived from counterparties representing more than 10% of our Licensing revenues was 99% (with three counterparties representing 48%, another 40% and a third 11%) and 96% (with three counterparties representing 45%, another 36% and a third 15%), respectively. We cannot assure you that all such current disputes or any future disputes will be settled in such a manner as to generate significant revenues in the future.

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

Technology company stock prices are especially volatile, and this volatility may depress the price of our common stock. The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

•	announcements of developments in our patent enforcement actions;

•	developments or disputes concerning our patents and/or Haystack IQ;

•	our or our competitors’ technological innovations;

•	variations in our quarterly operating results;

•	our failure to meet or exceed securities analysts’ expectations of our financial results;

•	a change in financial estimates or securities analysts’ recommendations;

•	changes in management’s or securities analysts’ estimates of our financial performance;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents; and

•	failure to complete significant transactions.

We are required to evaluate our internal control over financial reporting in accordance with the Sarbanes-Oxley Act. We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

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

Risks Related to our Common Stock

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.” Pursuant to Rule 144 under the Securities Act, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were, until the consummation of the Merger, a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date on which the information that is required by Form 10 to register our securities under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is filed with the Commission. Therefore, any restricted securities we have sold or sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose, will have no liquidity until and unless such securities are registered with the Commission and/or until six months after the date of issuance and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our prior status as a “shell company” could prevent us in the future from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.

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

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock. The Commission has adopted regulations which generally define so-called “penny stocks” as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our shares of Common Stock would be deemed to be a “penny stock” based upon the price of our common stock as of March 14, 2016 and as such are subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 exclusive of the value of their principal residence or annual income exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our Connecticut office, which serves as our corporate headquarters, is located at Two High Ridge Park, Stamford, Connecticut. We lease space pursuant to a Shared Services Agreement with Walker Digital. The Walker Digital lease will expire in September of 2016. The annual rent for the office space occupied by us is approximately $215,000. We believe that our existing facilities are adequate to accommodate our current business needs.

Item 3.	Legal Proceedings

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

On April 11, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 7,801,802 in the United States District Court for the District of Delaware, Docket No. 11-311. A complaint was filed against Google, Inc., Yahoo! Inc., and Microsoft Corporation. The complaint seeks damages and a permanent injunction. Yahoo! Inc. entered into a license agreement with Walker Digital on July 11, 2012 and the case was subsequently dismissed against Yahoo! Inc. On July 25, 2013, the District Court entered a stipulated judgment of non-infringement following a claim construction order. On November 6, 2014, the United States Court of Appeals for the Federal Circuit affirmed the judgment of non-infringement and the suit was subsequently dismissed. On February 7, 2015, following dismissal, Google, Inc. moved to renew their motion in pursuit of sanctions and fees. The District Court held a hearing on the motion on June 1, 2015.. On September 4, 2015, the District Court denied Google’s renewed motion for sanctions and fees and the suit was subsequently dismissed.

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

On April 11, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patents 6,138,105 and 6,601,036 in the United States District Court for the District of Delaware, Docket No. 11-320. A complaint was filed against American Airlines, Inc., Amazon.com, Inc., Best Buy Co., Inc., Bestbuy.com LLC, BBY Solutions, Inc., Dell, Inc., Delta Airlines, Inc., Expedia, Inc., Hewlett-Packard Company, Sony Electronics, Inc., and Wal-Mart Stores, Inc. The complaint seeks damages and a permanent injunction. Walker Digital LLC entered into a settlement agreement with Dell, Inc. on July 12, 2011 and Dell, Inc. was subsequently dismissed. After further review of the alleged infringing product, Walker Digital voluntarily dismissed Best Buy Co., Inc., BBY Solutions, Inc. and Sony Electronics, Inc. Subsequently, Inventor Holdings, Inc. (“IH, LLC”), as successor to Walker Digital, agreed to dismiss American Airlines, Inc. Wal-Mart Stores, Inc. entered into a settlement agreement with IH, LLC, on December 22, 2014 and Wal-Mart Stores, Inc. was subsequently dismissed. IH, LLC voluntarily dismissed the remaining defendants Amazon.com, Inc. BestBuy.Com, LLC, Delta Airlines, Inc., Expedia, Inc., and Hewlett-Packard Company on February 23, 2015 and the suit was dismissed.

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

On April 12, 2011, Walker Digital Filed suit alleging infringement of one or more claims of U.S. Patent 7,924,323 in the United States District Court for the District of Delaware, Docket No. 11-326. The complaint was filed against Canon U.S.A, Inc., Casio America, Inc., Eastman Kodak Co., Eye-Fi, Inc., Fujifilm U.S.A., Inc., Nikon, Inc., Olympus America, Inc., Pentax of America, Inc., Ricoh Americas Corporation, Samsung Electronics America, Sanyo North America Corporation, Sony Corporation of America and Sony Electronics, Inc. The complaint seeks damages and a permanent injunction. Walker Digital entered into a settlement agreement with Nikon, Inc. on December 19, 2011, Samsung Electronics America on June 14, 2012 and Canon U.S.A. Inc., on March 5, 2013. Walker Digital dismissed each settling party from this suit. On December 29, 2014, Sony Electronics, Inc. filed a request for Ex Parte Reexamination before the United States Patent and Trademark Office of US Patent 7,924,323. On August 12, 2015, a final rejection of all challenged claims in the Ex Parte Reexamination was received from the United States Patent and Trademark Office.

On April 22, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 5,970,470 in the United States District Court for the District of Delaware, Docket No. 11-362. The complaint was filed against Amazon.com, Inc. The complaint seeks damages and a permanent injunction. IH, LLC, as successor to Walker Digital, dismissed the suit against Amazon.com, Inc. effective March 26, 2015.

On April 25, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patents 6,224,486 and 6,425,828 in the United States District Court for the District of Delaware, Docket No. 11-368. The complaint was filed against 2K Games, Inc., 2K Sports, Inc., Capcom Entertainment, Inc., Capcom U.S.A. Inc., Electronics Arts, Inc., Konami Digital Entertainment, Inc., Microsoft Corporation, Rockstar Games, Inc., Sega of America Inc., Sony Computer Entertainment America LLC, Square Enix of America Holdings LLC, Square Enix, Inc., Take-Two Interactive Software, Inc., THQ Inc., and Ubisoft, Inc. The complaint seeks damages and a permanent injunction. Walker Digital entered into a settlement agreement with Electronic Arts, Inc. on July 24, 2012, Take-Two Interactive Softtware, Inc., 1K Games, Inc., 2K Sports, Inc. and Rockstar Games, Inc. on August 2, 2012 and Konami Digital Entertainment, Inc. and Square Enix, Inc. on December 28, 2012, UBisoft, Inc., Sega of America, Inc. and Capcom U.S.A. on September 1, 2013 and Microsoft Corporation on December 16, 2014. Walker Digital dismissed each settling party from this suit. On July 3, 2012, Sony Computer Entertainment America LLC filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an Inter Partes Review of one or more claims of US Patent 6,425,828. On September 12, 2012, Sony Computer Entertainment America LLC filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an Inter Partes Review of one or more claims of US Patent 6,224,486. On July 30 and August 7, 2012, respectively, Sony Computer Entertainment America LLC filed requests for Inter Partes Reexamination of US Patents 6,425,828 and 6,224,486.  The Inter Partes Reexaminations resulted in the cancellation of all challenged claims.  The district court case was dismissed as to all defendants on May 7, 2015.

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

On October 18, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 8,041,711 in the United States District Court for the District of Delaware, Docket No. 11-989. The complaint was filed against Google, Inc. The complaint seeks damages and a permanent injunction. On September 14, 2012, Google filed a request for Inter Partes Reexamination of U.S. Patent No. 8,041,711 before the U.S. Patent and Trademark Office.  All claims of U.S. Patent 8,041,711 were canceled by the United States Patent and Trademark Office and the suit was subsequently dismissed.

On October 18, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 8,041,711 in the United States District Court for the District of Delaware, Docket No. 11-990. The complaint was filed against Amazon.com, Inc. The complaint seeks damages and a permanent injunction. On September 14, 2012, Google filed a request for Inter Partes Reexamination of U.S. Patent No. 8,041,711 before the United States Patent and Trademark Office.  All claims of U.S. Patent 8,041,711 were canceled by the U.S. Patent and Trademark Office and the suit was subsequently dismissed.

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

On October 18, 2011, Walker Digital filed suit alleging infringement by Vibrant Media, Inc. of one or more claims of U.S. Patent 8,041,711 in the United States District Court for the District of Delaware, Docket No. 11-993. The complaint seeks damages and a permanent injunction. On September 14, 2012, Google filed a request for Inter Partes Reexamination of U.S. Patent No. 8,041,711 before the U.S. Patent and Trademark Office.  All claims of U.S. Patent 8,041,711 were canceled by the United States Patent and Trademark Office and the suit was subsequently dismissed.

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

On February 12, 2014, IH LLC filed suit alleging infringement by Google, Inc. of one or more claims of U.S. Patent 8,558,921 in the United States District Court for the District of Delaware, Docket 14-186. The complaint seeks damages for past, present and future infringement. On February 11, 2015, Google, Inc. filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an Inter Partes Review (“Google IPR”) of one or more claims of US Patent 8,558,921. On October 16, 2015, Google entered into a settlement agreement with IH, LLC and the suit and Google IPR were subsequently dismissed.

On April 8, 2014, IH LLC filed suit alleging infringement by Bed Bath & Beyond of one or more claims of U.S. Patent 6,381,582 in the United States District Court for the District of Delaware, Docket 14-448. The complaint seeks damages for past, present and future infringement. On August 21, 2015, the District Court granted a Motion for Judgment on the Pleadings by Bed Bath & Beyond, finding US Patent No. 6,381,582 Invalid under 35 U.S.C. Section 101. IH LLC has filed an appeal with the Federal Circuit challenging the District Court’s Section 101 Ruling.

On May 14, 2014, Certified Measurement, LLC, a subsidiary of IH LLC, filed suit alleging infringement by Centerpoint Energy Houston Electric, LLC and Itron, Inc. of one or more claims of US Patents 5,828,751, 6,282,648, 6,289,453 and 8,549,310 in the United States District Court for the Eastern District of Texas, Docket 14-627. The complaint seeks an injunction and damages for past, present and future infringement. On January 15, 2015, Itron, Inc. filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board for an Inter Partes Review (“Itron IPRs”) of one or more claims of US Patents 5,828,751, 6,282,648, 6,289,453, and 8,549,310. On July 9, 2015, the Patent Trial and Appeal Board authorized institution of an inter parties review of all challenged claims of US Patents 5,828,751, 6,282,648, 6,289,453, and 8,549,310. This matter was stayed pending resolution of the Itron IPRs. On January 27, 2016, Itron, Inc. entered into a settlement agreement with Certified Measurement, LLC and IH, LLC and the suit and Itron IPRs were subsequently dismissed.

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

On June 11, 2014, IH LLC filed suit alleging infringement by Sears, Roebuck and Co. and Sears Holdings Management Corporation of one or more claims of U.S. Patent 6,381,582 in the United States District Court for the District of Delaware, Docket 14-730. The complaint seeks damages for past, present and future infringement. Sears, Roebuck and Co. and Sears Holdings Management Corporation entered into a settlement agreement with IH, LLC on December 16, 2014 and the suit was subsequently dismissed.

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

On July 25, 2014, Sensus USA, Inc. filed a complaint for declaratory judgment of non-infringement of U.S. Patents 5,828,751, 6,282,648, 6,289,453 and 8,549,310 against Certified Measurement LLC, a subsidiary of IH LLC, in the United States District Court for the District of Connecticut, Docket 14-069. On August 19, 2014, Certified Measurement LLC filed a counterclaim alleging infringement of one or more claims of such patents seeking an injunction and damages for infringement. From May 22, 2015 through June 19, 2015, Sensus USA, Inc. filed Petitions with the United States Patent and Trademark Office for Inter Partes Review (“Sensus IPRs”) of one or more claims of U.S. Patents 5,828,751, 6,282,648, 6,289,453 and 8,549,310. In December 2015, those Petitions were denied as to certain claims and granted as to certain claims. Also in December 2015 Certified Measurement LLC entered into a settlement agreement with Sensus USA, Inc. and the suit and pending Sensus IPRs were subsequently dismissed.

On August 19, 2014, IH LLC filed suit alleging infringement by Gameloft, Inc. of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-067. The complaint seeks damages for past, present and future infringement. On August 19, 2015, Gameloft filed a Petition for Inter Parties Review of one or more claims of US Patent No. 8,784,198 with the USPTO (“Gameloft IPR”). On September 30, 2015, the District Court granted a motion to dismiss for invalidity of the ‘198 patent. The case was dismissed on October 26, 2015 and the Gameloft IPR has been dismissed.

On August 19, 2014, IH LLC filed suit alleging infringement by GluMobile of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-068. The complaint seeks damages for past, present and future infringement. On September 30, 2015, the District Court granted a motion to dismiss for invalidity of U.S. Patent 8,784,198. On October 10, 2014, the parties filed a Joint Stipulation to Enter Final Judgment. The case was dismissed on October 26, 2015.

On August 19, 2014, IH LLC filed suit alleging infringement by Kabam, Inc. of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-069. The complaint seeks damages for past, present and future infringement. Kabam, Inc. entered into a settlement agreement with IH, LLC on October 24, 2014 and the suit was subsequently dismissed.

On August 19, 2014, IH LLC filed suit alleging infringement by King.com, Inc. of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-070. The complaint seeks damages for past, present and future infringement. On September 30, 2015, the District Court granted a motion to dismiss for invalidity of U.S. Patent 8,784,198. The case was dismissed on October 26, 2015.

On August 19, 2014, IH LLC filed suit alleging infringement by NGMoco LLC of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-071. The complaint seeks damages for past, present and future infringement. On September 30, 2015, the District Court granted a motion to dismiss for invalidity of U.S. Patent 8,784,198. The case was dismissed on October 26, 2015.

On August 19, 2014, IH LLC filed suit alleging infringement by Rovio Entertainment Company of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-072. The complaint seeks damages for past, present and future infringement. On September 30, 2015, the District Court granted a motion to dismiss for invalidity of U.S. Patent 8,784,198. The case was dismissed on October 26, 2015.

On August 19, 2014, IH LLC filed suit alleging infringement by Supercell, Inc. of one or more claims of U.S. Patent 8,784,198 in the United States District Court for the District of Delaware, Docket 14-073. The complaint seeks damages for past, present and future infringement. On September 30, 2015, the District Court granted a motion to dismiss for invalidity of U.S. Patent 8,784,198. The case was dismissed on October 26, 2015.

On January 22, 2015, ALSTOM Grid, Inc. filed a complaint for declaratory judgment of non-infringement of U.S. Patents 5,828,751, 6,282,648, 6,289,453 and 8,549,310 against Certified Measurement LLC, a subsidiary of IH, LLC, in the United States District Court for the District of Delaware, Docket No. 15-072. On February 5, 2015, Certified Measurement LLC filed a counterclaim alleging infringement of one or more claims of such patents seeking damages for past, present and future infringement. This matter had been stayed pending resolution of the Itron IPRs, which were dismissed February 16, 2016. The parties have notified the Court that the IPRs have been dismissed. A hearing regarding scheduling is expected in the next few weeks.

On June 5, 2015, ABB Inc. filed a complaint for declaratory judgment of non- infringement of U.S. Patents 5,828,751, 6,282,648, 6,289,453 and 8,549,310 against Certified Measurement LLC, a subsidiary of IH LLC, in the United States District Court for the District of Delaware, Docket No. 15-461. On July 29, 2015, Certified Measurement LLC filed a counterclaim alleging infringement of one or more claims of such patents and seeking an injunction and damages for infringement. In November 2015, Certified Measurement LLC entered into a settlement agreement with ABB, Inc. and the suit was subsequently dismissed.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the symbol “WLKR”.

The table below sets forth the high and low bid prices for our common stock as reported on the OTC Bulletin Board for the two years ended December 31, 2015 and 2014.

Fiscal Year 2015	High	Low
First Quarter	$2.70	$1.20
Second Quarter	2.20	1.20
Third Quarter	1.40	0.26
Fourth Quarter	0.50	0.19

Fiscal Year 2014	High	Low
First Quarter	$4.50	$3.15
Second Quarter	4.00	3.00
Third Quarter	3.03	1.49
Fourth Quarter	2.76	2.05

As of March 14, 2016, there were 20,741,572 shares of common stock outstanding, held by over 200 holders of record and 14,999,000 shares of our Series B Preferred Stock, held by a single holder of record.

Dividend Policy

We have not paid any cash dividends on our common stock. Pursuant to our current strategy, we do not have a plan to pay cash dividends. However, in the future, the Board may change our strategy to one that includes a dividend or distribution on our capital stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our common stock that may be issued under our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,263,166	$3.01	1,344,176	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	4,263,166	$3.01	1,344,176

(1)	Our Amended and Restated 2006 Long-Term Incentive Plan was adopted by our stockholders on July 24, 2008. Our Amended and Restated 2015 Long-Term Incentive Plan was adopted on May 6, 2015. Collectively referred to as our (“Long-Term Incentive Plans”).

(2)	The number of securities remaining available for future issuances includes 1,344,176 shares available under our Long-Term Incentive Plans.

Item 6.	Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

Narrative discussions of dollar figures are in thousands, except per share data and where the context indicates otherwise.

We, through our wholly-owned subsidiaries, create, commercialize and, when necessary, enforce business innovations and deliver innovation services to help companies compete and grow. These activities are conducted primarily through three areas of focus:

•	We seek to commercialize our unique portfolio of intellectual property assets through our licensing and enforcement operations (“Licensing and Enforcement”);

•	Our Haystack IQ™ service (“Haystack IQ”) introduced in 2015, is a subscription-based service that uses proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database and other non-patent technical literature, with businesses that can put them into commercial use; and

•	We are available to large corporations that need custom innovation services to create, prototype and commercialize new businesses and new business methods that improve corporate performance.

The Company is led by entrepreneur and inventor Jay Walker, who is best known as the founder of Priceline.com and has twice been named by TIME magazine as “one of the top 50 business leaders of the digital age.” Mr. Walker currently ranks as the world’s 11th most patented living individual, based on U.S. patent issuances according to Wikipedia.

All of our intellectual property assets were created with the goal of solving business problems, with the intent to achieve commercial status. However, it is our belief that many of our inventions have become part of the commercial activities of other businesses without having been licensed, depriving us of financial value. Our Licensing and Enforcement segment is currently pursuing 2 matters in the US District Court in Delaware and the Federal Circuit Court of Appeals regarding our inventions. The Company is also engaged in an arbitration relating to its intellectual property assets against a third party described below. We may expand our enforcement activities to other patents in our portfolio and other unlicensed users of those patents that have previously been asserted in litigation, although the timing and extent of these activities depends upon many factors affecting the patent enforcement industry that are beyond our control.

We believe the market for services that help companies identify complementary knowledge, expertise and resources outside the firm to speed internal problem solving and reduce time to market is both large and in need of new tools and new thinking. We have developed a way to unlock the huge capacity for problem solving currently hidden inside the U.S. patent database and, ultimately, other technical literature. Haystack IQ was launched to meet this market need and uses Big Data software tools to make the problem solving capacity of America’s patent database available to companies of all sizes. The market for business intelligence is characterized by great information asymmetry that makes mining the technical know how inside the patent database with human experts cost prohibitive for most companies and limited in its impact. Haystack IQ launched in August 2015 and we have seen growth in trial usage. Reaching this stage, however, has taken more time and been more expensive than originally planned. Accordingly, we have reduced our development spending and related expenses and are now actively looking at strategic alternatives to fund the next stage of growth and maximize the value of the asset. Should we not be successful in securing funding or a strategic partner, we may need to further reduce expenses or even cease Haystack IQ operations entirely. We expect to make a decision about the long-term future direction of the service in the next couple of months.

In 2013, we acquired ownership of the intellectual property assets that were primary to Walker Licensing’s business, subject to certain enumerated cases and orders, judgments, decisions or other actions taken in connection with any patent litigation or by the USPTO. In this regard, the Company is involved in a legal action arising from claims related to certain patent families we received from Walker Digital by recorded assignment at the time of the Merger due to an adverse judicial decision relating to interpretation of the terms of a settlement agreement entered into by Walker Digital with a third party prior to the Merger. Although the decision does not specifically address our patents, the Company has been notified by the third party and its assignee that they believe the court’s decision supports the third party’s claim that a large number of patents, including the patents assigned to the Company by Walker Digital, had been conveyed to them by assignment under the settlement agreement. The third party has also indicated it may seek damages against the Company arising from that same set of facts. Walker Digital and the Company commenced an arbitration on March 31, 2015 against the third party seeking reformation of the settlement agreement between the third party and Walker Digital. In the alternative, Walker Digital and the Company are seeking in the arbitration a declaratory judgment as to which particular patents had been assigned to the third party. In the arbitration the third party is seeking a declaratory judgment that it is the owner (as a result of the settlement agreement) of a substantial number of the Company’s patents, as well as patents from Walker Digital. None of the patents sought by the third party in arbitration are currently being enforced in the Company’s licensing and enforcement litigation. On November 30, 2015, the parties agreed to stay the arbitration. The stay, which has been amended, will expire upon ten business days notice by either party. The hearing in the case was originally scheduled for early March 2016. If the stay expires without resolution of the arbitration, the hearing will be rescheduled to a later date. The Company and Walker Digital have entered into a tolling agreement with respect to claims the Company may have against Walker Digital in the event the Company is required to assign to the third party certain of the patents assigned to the Company by Walker Digital at the time of the Merger or if it is required to pay any damages to the third party. The Company is unable to determine the ultimate liability, if any, with respect to the matter described above, but believes it will not have a material effect on the Company’s financial position, results of operations or cash flows .

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

Counterparties refer to those parties who were defendants in patent infringement cases that had been brought by us. Certain of these cases have been settled by entering into patent sale agreements, which typically results in one-time payments to us that are recognized as revenue. All of the other revenue was generated through settlement and non-exclusive license agreements. All of the agreements provide for a one-time payment to the Company. Generally we are willing to engage in settlement discussions with defendants at any appropriate time during the course of litigation. We will agree to settle a dispute with a defendant when we believe that such a settlement and the terms of the agreement are in the best interest of the Company and its shareholders. The environment for entering into such patent sale agreements or license agreements in the first half of 2015 was adversely affected by several significant developments in the intellectual property industry, including the continued effect of the Leahy-Smith America Invents Act of 2011 (including several new means by which challenges of our patents may be effected, including inter partes review proceedings (“IPR”)) and the Supreme Court holding in the Alice Corp. v. CLS Bank International case, which called into question the patentability of computer software. In view of these trends (including our inability to enforce any patents that are the subject of inter partes review), we are anticipating that the revenue from Licensing and Enforcement will continue to be below historic levels.

We had initially planned to fund our investment in sales, marketing and infrastructure in Haystack IQ with the operating cash flows of our Licensing and Enforcement activities. In view of the negative trends in the patent licensing industry discussed above and the potential adverse impact of those changes on our revenues, we need to decrease our investment in Haystack IQ. As a result, we have reduced our development spending and related expenses and are now actively looking at strategic a alternatives to fund the next stage of growth and maximize the value of the asset. Should we not be successful in securing funding, or a strategic partner we may need to further reduce expenses or even cease Haystack IQ operations entirely.

In December 2015, the Company entered into the FTC Services Agreement with Flexible Travel, a company affiliated with Walker Digital, the Company’s controlling stockholder, regarding the provision of executive management, marketing, legal and financial consulting services. There are no set deliverables contemplated by the FTC Services Agreement, although the hourly rates the Company expects to charge Flexible Travel (approximately equal to the Company’s cost) are specified.

In connection with the FTC Services Agreement, the Company was granted a warrant to purchase limited liability company interests in Flexible Travel at an exercise price of $0.06 per Class A common share, which amount has been determined to equal the fair market value of such shares as of the date of issuance of the warrant. The warrant was issued to the Company by Jay Walker, who currently beneficially owns approximately 46% of the aggregate outstanding limited liability company interests of Flexible Travel on a fully diluted basis. The total Class A common shares that may be purchased pursuant to the exercise of the warrant is 16,400,000, equal to approximately 16% of the current aggregate outstanding limited liability company interests of Flexible Travel, on a fully diluted basis, and the transfer of such shares to the Company is subject to certain requirements, including the provision of an opinion of counsel that such would not result in Flexible Travel being deemed to be a publicly traded partnership for purposes of U.S. federal income tax law.

The fair value of the warrants was determined using the Black-Scholes model and in connection with the issuance of these warrants, the Company recorded deferred revenue of $672 as of December 31, 2015 and has amortized $25 of this deferred revenue into other income during the year ended December 31, 2015.

Results of Operations

Year Ending December 31, 2015 Compared with Year Ending December 31, 2014

Net Income (Loss)

Net loss for the year ended December 31, 2015 was $10.4 million, as compared to net loss of $15.6 million for the year ended December 31, 2014.

Operating expenses of $11.2 million for the year ended December 31, 2015 included other legal and consulting fees of $2.0 million patent prosecution and maintenance fees of $0.5 million, compensation and related benefits, including non-cash compensation of $5.3 million, professional fees of $1.7 million, general and administrative expenses of $1.3 million and marketing expenses of $0.3 million. Net revenue totaled $0.7 million for the year ended December 31, 2015.

Operating expenses of $17.8 million for the year ended December 31, 2014 included other legal and consulting fees of $2.3 million, patent prosecution and maintenance fees of $1.0 million, compensation and related benefits, including non-cash compensation of $6.4 million, professional fees of $5.7 million, general and administrative expense of $2.1 million, which includes $0.9 million of software and technology related services incurred in connection with the launch of the predecessor to Haystack IQ, and marketing expenses of $0.3 million. Net revenue totaled $2.1 million for the year ended December 31, 2014.

Revenues

	(dollar amounts presented in thousands)
	Year Ended December 31, 2015	Year Ended December 31, 2014	% Change
Licensing revenue	$1,732	$2,948	(41.28)%
Subscription revenue	144	—	N/An
Custom Innovation (related party)	439	—	N/A
Total revenue	$2,315	$2,948	(21.5)%

We recognized revenues of $2.3 million in 2015, a 21% decrease compared to 2014 revenues of $2.9 million.

For the year ended December 31, 2015 we generated revenue from three licensing agreements compared to five licensing agreements during fiscal 2014. Our revenues historically have fluctuated based on the number of patented technology portfolios, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights. Licensing revenues for the year ended December 31, 2015 were generated primarily in the fourth quarter.

As of December 31, 2015 we had over 20 subscriptions in queue and we recognize the revenue from the Custom Innovation work based on the percentage of completion. The predecessor to Haystack IQ was not launched until early 2015, and the Custom Innovation contract was signed in 2015. Accordingly, for the year ended December 31, 2014 no subscription revenue or Custom Innovation revenue was recognized.

Cost of Revenue

Legal and Consulting Contingency Fees

Legal and consulting contingent fees for the years ended December 31, 2015 and 2014 were $71 and $882, respectively. As a percentage of licensing revenue, legal and consulting contingent fees were 4% during 2015 and 30% in 2014. Our legal and consulting contingent fees are dependent upon the realization of revenue. The improvement in the realization is attributed to the mix of cases using contingent firms compared to hourly firms, and two of the three cases settled during 2015 had no contingency fees associated with them.

Cost of Subscription Revenue

Cost of subscription revenue is comprised of compensation for Company employees within the software and systems engineering groups in addition to data costs and amortization expenses. For the year ended December 31, 2015 this amount totaled $1.18 million as the Company was ramping and had not achieved scale at which it could amortize its technology costs.

Cost of Custom Innovation Work

Costs of custom innovation work represent the staff and related other costs associated with any of the services provided. For the year ended December 31, 2015 this amount totaled $372.

Licensing and Enforcement Expenses

	(dollar amounts presented in thousands)
	Year Ended December 31, 2015	Year Ended December 31, 2014	% Change
Other legal and consulting fees	$2,074	$2,342	(11.4)%
Patent prosecution and maintenance costs	449	993	(54.8)%
Total licensing and enforcement expenses	$2,523	3,335	(24.3)%

Other legal and consulting expenses for the years ended December 31, 2015 and 2014 were $2.1 million and $2.3 million, respectively.  The decrease in other legal and consulting fees during 2015 as compared to 2014 was mainly attributable to the mix of our contingent and hourly legal fees related to our existing active cases, the number of cases, as well as a very focused approach to our existing litigation. Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for the years ended December 31, 2015 and 2014 were $449 and $993, respectively. Patent prosecution and maintenance expenses are directly related to the number of re-examinations in connection with patent prosecutions.

General and Administrative Expenses

	(dollar amounts presented in thousands)
	Year Ended December 31, 2015	Year Ended December 31, 2014	% Change
Compensation and benefits	$5,288	$6,357	(16.8)%
Professional fees	1,721	5,724	(69.9)%
General and administrative	1,349	2,056	(34.4)%
Marketing	300	279	7.5%
Total general & administrative expenses	$8,658	$14,416	(39.9)%

Compensation and benefits expense for the years ended December 31, 2015 and 2014 were $5.3 million and $6.4 million, respectively and includes share based compensation of $2.0 million and $2.1 million for the year ended December 31, 2015 and 2014, respectively. Compensation and benefits expense decreased by approximately $1.0 million, or 17%, for fiscal 2015 as compared to fiscal 2014. The decrease in compensation and benefits can be primarily attributable to the decrease in the average number of full time active employees during fiscal December 31, 2015 compared to fiscal December 31, 2014.

Professional fees decreased by 70% to $1.7 million for the year ended December 31, 2015 from $5.7 million for the year ended December 31, 2014. For the year ended December 31, 2015 professional fees primarily fees paid to outside corporate counsel of $297, accounting and audit of $237, public company expenses of $91, board of directors and advisors of $575, investor relations of $336 and consulting expenses related to Haystack IQ of $192.

Professional fees of $5.7 million for the year ended December 31, 2014 relates primarily to $3.1 million of stock-based compensation expense for awards earned concurrent with the Merger, accounting and corporate legal fees of $681, board and advisory fees of $691 (which includes $40 of stock-based compensation) investor and public relations costs of $516 (including $28 of stock-based compensation) and public company costs of $258 million. Stock based compensation is related to the issuance of 1,445,000 shares of Common Stock to a vendor, IP Navigation, in connection with the Merger. The Company had an existing service agreement with IP Navigation, a patent monetization firm. On September 18, 2013, in connection with the amendment of this service agreement, IP Navigation reduced its future fees from 22.5% to 15% and the Company issued 1,445,000 shares of Common Stock to IP Navigation. The Common Stock vested in March 2014. We recorded the pro rata portion of this non-employee award as a component of professional fees at $3.1 million, the fair value of the award.

Total general and administrative expenses decreased by approximately 34% to $1.3 million for the year ended December 31, 2015 from $2.1 million for the year ended December 31, 2014 and includes software and technology services. The decrease is attributed to the following: decreased software and technology services of $635 incurred in connection with the development and commercialization of the predecessor of Haystack IQ and primarily represents fees paid to Innography, Inc. in connection with their proprietary web-based application software platform and patent related data and analytics, decreased travel and entertainment expenses of $73 of decreased insurance expense of $67 and decreased conferences of $46. These decreases were partially offset by increases in corporate taxes of $112, rent of $108 and amortization and depreciation expense of $79.

For the year ended December 31, 2015 the Company incurred $300 of marketing costs in connection with the promotion of the Haystack IQ and its predecessor.

Other Income

Other income for the year ended December 31, 2015 increased to $75 from $32 for the year ended December 31, 2014. This increase relates to approximately $50 in fees received in connection with the FTC Services Agreement as well as $25 of amortization of the deferred revenue created in connection with warrant.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company’s significant estimates and assumptions include stock-based compensation, revenue recognition, useful lives of assets and the valuation allowance related to the Company’s deferred tax assets.

Liquidity and Capital Resources

Our current assets were $7.4 million at December 31, 2015, including $5.9 million of cash and cash equivalents. Working capital amounted to $5.0 million as of December 31, 2015. We have narrowed the focus of our litigation business to those patent families that we believe will yield the highest return and we have discretion as to whether the associated legal costs are incurred hourly or on a contingent basis. In addition, we have reduced overhead by eliminating positions and streamlining processes. We believe we have the ability to manage our expenses while we grow our top line and therefore believe that the Company's cash and cash equivalents is sufficient to meet our liquidity needs for at least the next twelve months.

Cash used in operating activities was approximately $9.2 million for the year ended December 31, 2015. During fiscal 2015, the Company spent approximately $1.9 million on building its Web site, hiring a team, and establishing infrastructure related to Haystack IQ and its predecessor and $2.5 million on its Licensing and Enforcement business and $4.8 million on corporate activities.

Contractual Obligations

We had no significant commitments for capital expenditures and we have no committed lines of credit or other committed funding or long-term debt as of December 31, 2015.

Off-Balance Sheet Transactions

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which requires an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is intended to establish principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The original standard was effective for the Company on January 1, 2017, however, in April 2015, the FASB proposed a one-year deferral of this standard with a new effective date for the Company of January 1, 2018. Early application is not permitted. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update ASU No. 2016-02, “Leases,” which requires an entity that leases assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. The standard is effective for fiscal years beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

Item 8.	Financial Statements and Supplementary Financial Data

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2015, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2015.

As a smaller reporting company, we are not required to obtain an attestation report of our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “—Role of the Audit Committee” in our Proxy Statement related to the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Company” in Part I of this report.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is posted on our website. The Internet address for our website is www.walkerinnovation.com, and the code of ethics may be found from our main web page by clicking first on “Investor Relations” and then on “Corporate Governance” under “Investor Relations,” next on “Code of Ethics” under “Governance Documents.”

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the web page found by clicking through to “Code of Ethics” as specified above.

Item 11.	Executive Compensation

The information appearing under the headings “Director Compensation” and “Executive Compensation” which is hereby incorporated by reference from our definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Executive Compensation,” is hereby incorporated by reference from our definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2015.

Item 13.	Certain Relationships and Related Transactions, Director Independence

The information appearing under the headings “Certain Relationships and Related Transactions” is hereby incorporated by reference from our definitive Proxy Statement relating to the 2016 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2015.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the captions “Item 2: Ratification of Appointment of Marcum LLP, as Independent Auditors — Audit Fees” and “—Pre-Approval Policies and Procedures” is hereby incorporated by reference from our definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days of December 31, 2015.

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

WALKER INNOVATION INC.

March 15, 2016	By:	/s/ Jonathan Ellenthal
(Date Signed)		Jonathan Ellenthal, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jay Walker	Executive Chairman of the Board of Directors	March 15, 2016
Jay Walker

/s/ Jonathan Ellenthal	Vice Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)	March 15, 2016
Jonathan Ellenthal

/s/ Nathaniel J. Lipman	Director	March 15, 2016
Nathaniel J. Lipman

/s/ Richard J. Salute	Director	March 15, 2016
Richard J. Salute

/s/ Sharon Barner	Director	March 15, 2016
Sharon Barner

/s/ Harvey W. Schiller, Ph.D.	Director	March 15, 2016
Harvey W. Schiller, Ph.D.

/s/ Kara B. Jenny	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 15, 2016
Kara B. Jenny

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated July 11, 2013, by and among GlobalOptions Group, Inc., GO Merger Sub, LLC, Walker Digital, LLC and Walker Digital Holdings, LLC (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on July 15, 2013).*

2.1a	Amendment to Agreement and Plan of Merger dated as of September 18, 2013, by and among GlobalOptions Group, Inc., GO Merger Sub LLC, Walker Digital, LLC and Walker Digital Holdings, LLC (filed as Exhibit 2.2 to our Current Report on Form 8-K filed on September 24, 2013).*

2.2	Certificate of Merger of Walker Digital Holdings, LLC (filed as Exhibit 2.3 to our Current Report on Form 8-K filed on September 24, 2013).*

3.1	Certificate of Incorporation of Patent Properties, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on September 24, 2013).*

3.1a	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on September 24, 2013).*

3.1b	Certificate of Elimination of the Series D Convertible Preferred Stock (filed as Exhibit 3.3 to our Current Report on Form 8-K filed on July 15, 2013).*

3.1c	Certificate of Elimination of the Series A Junior Participating Preferred Stock. (filed as Exhibit 3.4 to our Current Report on Form 8-K filed on September 24, 2013).*

3.1d	Certificate of Designations of Series B Convertible Preferred Stock (filed as Exhibit 3.5 to our Current Report on Form 8-K filed on September 24, 2013).*

3.1e	Amendment to Certificate of Incorporation dated November 12, 2013 (filed as Exhibit 3.10 to Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-191783) filed on February 7, 2014).*

3.1f	Amendment to Certificate of Incorporation effective July 31, 2015 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on August 6, 2015).*

3.3	Bylaws (filed as Exhibit 3.6 to our Current Report on Form 8-K filed on September 24, 2013).*

3.3a	Amendment to Bylaws (filed as Exhibit 3.7 to our Current Report on Form 8-K filed on September 24, 2013).*

3.3b	Amendment to Bylaws (filed as Exhibit 3.8 to our Current Report on Form 8-K filed on September 24, 2013).*

3.3c	Amendment to Bylaws (filed as Exhibit 3.9 to our Current Report on Form 8-K filed on September 24, 2013).*

4.1	Rights Agreement, dated as of September 7, 2010, between GlobalOptions Group, Inc. and Continental Transfer & Trust Company (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on September 8, 2010).*

4.1a	Amendment No. 1 to Rights Agreement, dated as of March 26, 2012 between GlobalOptions Group, Inc. and Continental Transfer & Trust Company (filed as Exhibit 4.2 to our Annual Report on Form 10-K filed on March 30, 2012).*

4.1b	Amendment No. 2 to Rights Agreement, dated as of March 26, 2012 between GlobalOptions Group, Inc. and Continental Transfer & Trust Company (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on September 9, 2013).*

Exhibit No.	Description

4.1c	Amendment No. 3 to Rights Agreement, dated as of March 26, 2012 between GlobalOptions Group, Inc. and Continental Transfer & Trust Company (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on September 23, 2013).*

4.2	Restricted Stock Agreement, dated July 11, 2013, by and between GlobalOptions Group, Inc. and Broadband Capital Management LLC (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on July 15, 2013).*

4.3	Lock-Up Agreement dated July 11, 2013, by and between GlobalOptions Group, Inc. and Broadband Capital Management LLC (filed as Exhibit 10.5 to our Current Report on Form 8-K filed on July 15, 2013).*

4.4	Lock-Up Agreement dated July 11, 2013, by and between GlobalOptions Group, Inc. and Walker Digital LLC (filed as Exhibit 10.6 to our Current Report on Form 8-K filed on July 15, 2013).*

4.4a	Amendment to Lock-Up Agreement by and between GlobalOptions Group, Inc. and Walker Digital LLC, dated as of September 18, 2013 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on September 27, 2013).*

4.5	Restricted Stock Agreement dated as of September 18, 2013, by and between IP Navigation Group, LLC, and GlobalOptions Group, Inc. (filed as Exhibit 4.10 to our Current Report on Form 8-K filed on September 24, 2013).*

4.6	Lock-Up Agreement dated September 18, 2013, by and between IP Navigation Group, LLC and GlobalOptions Group, Inc. (filed as Exhibit 4.9 to our Current Report on Form 8-K filed on September 24, 2013).*

4.7	Form of Warrant of GlobalOptions Group, Inc. (filed as Exhibit 4.8 to our Current Report on Form 8-K filed on September 24, 2013).*

10.1	Amended and Restated 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 30, 2008).* †

10.2	The Patent Properties, Inc. Amended and Restated Long-term Incentive Plan, effective March 2, 2015 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 13, 2015).* †

10.3	Amended and Restated 2006 Employee Stock Purchase Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 30, 2008).* †

10.4	Form of Option Grant Agreement under the Patent Properties, Inc. Amended and Restated 2006 Long-term Incentive Plan. †

10.5	Form of Option Grant Agreement under The Patent Properties, Inc. Amended and Restated Long-term Incentive Plan, effective March 2, 2015 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 13, 2015).* †

10.6	Employment Agreement and Non-Competition and Confidentiality Agreement, dated as of September 18, 2013, between Jonathan Ellenthal and GlobalOptions Group, Inc. (filed as Exhibit 10.24 to our Current Report on Form 8-K filed on September 24, 2013).* †

10.7	Executive Employment Agreement, dated as of February 10, 2014, between Jonathan Siegel and Patent Properties, Inc. (filed as Exhibit 10.41 to Amendment No. 5 to our Registration Statement on Form S-1 (No. 333-191783) filed on February 13, 2014).* †

10.8	Executive Employment Agreement, dated as of May 27, 2014, between Kara B. Jenny and Patent Properties, Inc. (filed as Exhibit 10.42 to our Current Report on Form 8-K filed on May 28, 2014).* †

10.9	Support Agreement, dated March 26, 2012, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc. (filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on March 30, 2012).*

Exhibit No.	Description

10.9a	Amendment to Support Agreement, dated March 26, 2012, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc. (filed as Exhibit 10.26 to our Current Report on Form 8-K filed on September 24, 2013).*

10.10	Registration Rights Agreement, dated March 26, 2012, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc. (filed as Exhibit 10.27 to our Annual Report on Form 10-K filed on March 30, 2012).*

10.10a	Amendment to Registration Rights Agreement, dated July 22, 2013, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on July 23, 2013).*

10.11	Shared Services Agreement, dated as of July 11, 2013, by and between GlobalOptions Group, Inc. and Walker Digital Management, LLC (filed as Exhibit 10.8 to our Current Report on Form 8-K filed on July 15, 2013).*

10.12	Form of Indemnification Agreement between GlobalOptions Group, Inc. and its new directors and officers (filed as Exhibit 10.30 to our Current Report on Form 8-K filed on September 24, 2013).*

10.13	Registration Rights Agreement, dated September 18, 2013, by and between GlobalOptions Group, Inc. and the holders party thereto (filed as Exhibit 10.31 to our Current Report on Form 8-K filed on September 24, 2013).*

10.14	Subscription, Purchase and Investment Agreement dated as of September 18, 2013, by and between Walker Digital, LLC, GlobalOptions Group, Inc. and the investors party thereto (filed as Exhibit 10.32 to our Current Report on Form 8-K filed on September 24, 2013).*

10.15	Bill of Sale, Assignment and Assumption Agreement dated as of September 18, 2013, by and between Walker Digital, LLC, and Walker Digital Holdings, LLC (filed as Exhibit 10.33 to our Current Report on Form 8-K filed on September 24, 2013).*

10.16	Invention Assignment Agreement dated as of January 20, 2014 by an among Patent Properties, Inc., Investor Holdings LLC and Jay Walker (filed as Exhibit 10.39 to Amendment No. 2 to our Registration Statement on Form S-1 (No. 333-191783) filed on January 22, 2014).*

10.17	Engagement letter dated as of January 24, 2011 between Walker Digital, LLC and IP Navigation Group, LLC(21) (filed as Exhibit 10.36 to Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-191783) filed on February 7, 2014).*

10.18	Amendment to Engagement Letter dated as of August 8, 2012 between Walker Digital, LLC and IP Navigation Group, LLC(21) (filed as Exhibit 10.37 to Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-191783) filed on February 7, 2014).*

10.19	Second Amendment to Engagement Letter dated as of August 2013 between Walker Digital, LLC and IP Navigation Group, LLC(21) (filed as Exhibit 10.38 to Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-191783) filed on February 7, 2014).*

10.20	Registration Rights Agreement, dated as of February 10, 2014, by and between Patent Properties, Inc. and the holders party thereto (filed as Exhibit 10.39 to Amendment No. 4 to our Registration Statement on Form S-1 (No. 333-191783) filed on February 22, 2014).*

10.21	Registration Rights Indemnification Agreement, dated as of February 10, 2014, by and between Patent Properties, Inc. and Walker Digital, LLC (filed as Exhibit 10.40 to Amendment No. 4 to our Registration Statement on Form S-1 (No. 333-191783) filed on February 22, 2014).*

Exhibit No.	Description

10.22	Engagement Agreement between Walker Innovation Inc. and Walker Digital, LLC, dated as of August 20, 2015 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 24, 2015).*

10.23	Work Order dated as of August 20, 2015 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 24, 2015).*

10.24	Shared Services Agreement between Walker Innovation Inc. and Flexible Travel Company, LLC, dated as of December 4, 2015 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2015).*

10.25	Warrant dated as of December 4, 2015 among Jay S. Walker, Walker Innovation Inc. and Flexible Travel Company, LLC (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 10, 2015).*

21.1	Subsidiaries of Walker Innovation Inc.

31.1	Certification of Jonathan Ellenthal, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kara B. Jenny, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jonathan Ellenthal, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kara B. Jenny, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Incorporated herein by reference.

† Indicates a management contract or compensatory plan.

WALKER INNOVATION INC. (formerly known as Patent Properties, Inc.) AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Walker Innovation Inc.

We have audited the accompanying consolidated balance sheets of Walker Innovation Inc. (formerly known as Patent Properties, Inc.) and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walker Innovation Inc. and Subsidiaries, as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

New York, NY
March 15, 2016

WALKER INNOVATION INC. (formerly known as Patent Properties, Inc.) AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amount)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$5,858	$15,407
Short-term investment	50	—
Accounts receivable	839	—
Other receivable	19	22
Prepaid expenses and other current assets	634	455
Total current assets	7,400	15,884

Property and equipment, net	256	29

Other Assets:
Investment, at fair value	672	—
Investment, at cost	250	250
TOTAL ASSETS	$8,578	$16,163

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$423	$1,190
Accrued expenses	504	711
Deferred software costs	63	151
Deferred revenue	346	14
Billings in excess of cost, due from related parties	1,061	—
Total current liabilities	2,397	2,066

Deferred revenue – long term portion	310	58

TOTAL LIABILITIES	2,707	2,124

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 15,000,000 shares authorized	—	—
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding	15	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,134,744 shares issued as of December 31, 2015 and 2014 respectively	21	21
Treasury stock, 393,172 shares, at cost	(840)	(840)
Additional paid-in capital	45,136	42,902
Accumulated deficit	(38,461)	(28,059)
TOTAL STOCKHOLDERS' EQUITY	5,871	14,039
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,578	$16,163

The accompanying notes are an integral part of these consolidated financial statements.

WALKER INNOVATION INC. (formerly known as Patent Properties, Inc.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

	December 31,
	2015	2014
Revenues:
Licensing fees	$1,732	$2,948
Subscription revenue	144	—
Custom innovation – related party	439	—
Total revenues	2,315	2,948

Cost of Revenues:
Legal and consulting contingency fees	71	882
Cost of subscription revenue	1,183	—
Cost of custom innovation	372	—
Total cost of revenues	1,626	882

Net revenue	689	2,066

Operating expenses:
Other legal and consulting fees	2,074	2,342
Patent prosecution and maintenance fees	449	993
Compensation and benefits	5,288	6,357
Professional fees	1,721	5,724
Marketing	300	279
General and administrative	1,349	2,056
Total operating expenses	11,181	17,751

Operating loss	(10,492)	(15,685)

Other income	75	32

Interest income	15	35

Net loss	$(10,402)	$(15,618)

Net loss per common share Basic and diluted	$(0.50)	$(0.76)

Weighted average common shares outstanding Basic and diluted	20,742	20,441

The accompanying notes are an integral part of these consolidated financial statements.

WALKER INNOVATION INC. (formerly known as Patent Properties, Inc.) AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Series B Convertible Preferred Stock		Common Stock		Treasury Stock,		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2014	14,999	$15	21,135	$21	394	$(840)	$37,398	$(12,441)	$24,153
Net contribution from related party shareholder	—	—	—	—	—	—	80	—	80
Stock based compensation	—	—	—	—	—	—	5,424	—	5,424
Net loss for the year ended December 31, 2014	—	—	—	—	—	—	—	(15,618)	(15,618)
Balance December 31, 2014	14,999	15	21,135	21	394	(840)	42,902	(28,059)	14,039
Stock based compensation	—	—	—	—	—	—	2,234	—	2,234
Net loss for the year ended December 31, 2015	—	—	—	—	—	—	—	(10,402)	(10,402)
Balance December 31, 2015	14,999	$15	21,135	$21	394	$(840)	$45,136	$(38,461)	$5,871

The accompanying notes are an integral part of these consolidated financial statements.

WALKER INNOVATION INC. (formerly known as Patent Properties, Inc.) AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	December 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(10,402)	$(15,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Net contribution from related party shareholder	—	80
Stock-based compensation	2,234	5,424
Depreciation and amortization	81	1
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable and other receivable	(836)	(10)
Prepaid and other current assets	(179)	70
Increase (decrease) in:
Accounts payable	(767)	556
Accrued expenses	(208)	8
Deferred expenses and deferred revenue	887	223
Net cash used in operating activities	(9,190)	(9,266)

Cash Flows from Investing Activities:
Purchase of property and equipment and capitalized software costs	(309)	(30)
Short-term investment	(50)	—
Net cash (used in) provided by investing activities	(359)	(30)

Cash Flows from Financing Activities:
	—	—
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	$(9,549)	$(9,296)
Cash and cash equivalents
Beginning	$15,407	$24,703
Ending	$5,858	$15,407

Supplemental disclosure of non-cash investing and financing transactions
Investment granted for services to be provided	$(672)	$—

The accompanying notes are an integral part of these consolidated financial statements.

WALKER INNOVATION INC. (formerly known as Patent Properties, Inc.) AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars)

NOTE 1. THE COMPANY

Walker Innovation Inc. (formerly known as Patent Properties, Inc.), a Delaware corporation, collectively, with its subsidiaries, the “Company” or “Walker Innovation”), has two distinct lines of businesses. It develops and commercializes its unique portfolio of intellectual property assets through its licensing and enforcement operations (“Licensing and Enforcement”) and more recently in early 2015 it launched its innovation business through The United States Patent Utility™, which has evolved into, and is currently known as Haystack IQ™ (“Haystack IQ”). Haystack IQ uses proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database, with businesses that can put them into commercial uses that help them compete and grow. The Company also does custom innovation work for large companies seeking to prototype and commercialize new businesses and new business methods. Haystack IQ and custom innovation services are referred to collectively as the Company’s “Innovation” business.

On July 31, 2015, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the State of Delaware, pursuant to which the Company was renamed Walker Innovation Inc. Walker Digital, LLC (“Walker Digital”) a related party, is the owner of 82.3% of the voting interest in the Company and owns approximately 49% of the economic interest in the Company. Walker Digital was eligible to receive an additional 2,166,667 shares of common stock, subject to meeting certain performance conditions by February 13, 2016 ("Contingency Shares"). The performance conditions were not met by that date.

NOTE 2. SEGMENT INFORMATION

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

Key financial information by reportable segment for years ended December 31, 2015 and 2014 is as follows:

For the Year Ended December 31, 2015
	Litigation and Enforcement	Innovation(1)	Corporate	Total
Net revenue(1)	$1,662	$(973)	$—	$689
Expenses	(2,872)	(2,023)	(6,286)	(11,181)
Operating loss	(1,210)	(2,996)	(6,286)	(10,492)
Other income	—	—	75	75
Interest income	—	—	15	15
Net (loss) income	$(1,210)	$(2,996)	$(6,196)	$(10,402)

For the Year Ended December 31, 2014
	Litigation and Enforcement	Innovation	Corporate	Total
Net revenue	$2,066	$—	$—	$2,066
Expenses	(6,505)	(2,494)	(8,752)	(17,751)
Operating loss	(4,439)	(2,494)	(8,752)	(15,685)
Other income	—	—	32	32
Interest income	—	—	35	35
Net (loss) income	$(4,439)	$(2,494)	$(8,685)	$(15,618)

(1)	Includes $439 of revenue from related party in connection with work subcontracted to us from a third party.

Capital expenditures for the years ended December 31, 2015 and 2014 was $309 and $30 respectively and was spent in connection with the Innovation business.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include stock-based compensation and the valuation allowance related to the Company’s deferred tax assets, revenue recognition and useful life of assets.  Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

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

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding, less any unvested restricted stock outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. As of December 31, 2015 and 2014, the following financial instruments were not included in the diluted loss per share calculation because their effect was anti-dilutive:

	2015	2014

Common Stock options	4,263,166	3,628,000
Common Stock warrants	1,980,318	1,980,318
Preferred Stock	14,999,000	14,999,000
Contingency shares	2,166,667	2,166,667
Excluded potentially dilutive securities	23,409,151	22,773,985

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

Custom Innovation

Revenue is recognized as services are performed using the percentage of completion method. Revenue is recognized as services are performed using the percentage of completion method for fixed price contracts. Revenues for the current period are determined by multiplying the estimated margin at completion for each contract by the project’s percentage of completion to date, adding costs incurred to date, and subtracting revenues recognized in prior periods. In applying the percentage-of-completion method to these contracts, the Company measures the extent of progress toward completion as the ratio of costs incurred to date over total estimated costs at completion. As work is performed under contracts, estimates of the costs to complete are regularly reviewed and updated. As changes in estimates of total costs at completion on projects are identified, appropriate earnings adjustments are recorded using the cumulative catch-up method. Provisions for estimated losses on uncompleted contracts are recorded during the period in which such losses become evident. Profit incentives and/or award fees are recorded as revenues when the amounts are both probable and reasonably estimable.

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

The Company elected the fair value option for its investment in Flexible Travel Company, LLC (“Flexible Travel”). As of December 31, 2015, the fair value of this investment is approximate $672 (see Note 7).

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected, are recognized as a change in fair value of investments in the Consolidated Statements of Operations.

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties or significant customers who account for 10% or more of the total revenues generated by the Company during the period. For the year ended December 31, 2015 85% of the Company’s revenue was derived from three counterparties. Of the 85% of the Company’s revenue derived from three counterparties, 19% of it was revenue from Walker Digital in connection with custom innovation subcontracted to the Company. For the year ended December 31, 2014, the amount of revenue derived from counterparties representing more than 10% of a total revenue was 96% (with three counterparties representing 45% another 36% and a third 15%).

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

Website Development costs

Website development costs were expensed as incurred prior to technological feasibility. Post launch, all costs incurred by the Company related to the development phase, including costs incurred for enhancements that are expected to result in additional new functionality, are capitalized. Such costs are amortized on a straight-line basis over 36 months. All costs related to the planning and post-implementation phase, including training and maintenance, are expensed as incurred. Capitalized costs related to improvements and enhancements to the functionality of Haystack IQ are included in property and equipment, net in the Company’s Consolidated Balance Sheets.

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

Deferred Revenue

Deferred revenue represents prepaid subscription revenue for future periods from subscribers in connection with Haystack IQ as well as amounts to be recognized in connection with the amortization of the Warrant in Flexible Travel.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Unbilled revenues on contracts in progress in the accompanying consolidated balance sheets represent unbilled amounts earned and reimbursable under Custom innovation contracts in progress. These amounts become billable according to the contract terms, which consider the passage of time, achievement of certain milestones or completion of the project.

Billings in excess of costs and estimated earnings on contracts in progress in the accompanying Consolidated Balance Sheets represent accumulated billings to our Custom innovation business in excess of the amount earned. The Company anticipates that the majority of such amounts will be earned as revenue within one year.

Billings in excess of cost represents revenue to be recorded in connection with our Custom Innovation business.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” which requires an entity to recognize revenue representing the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. ASU 2014-09 is intended to establish principles for reporting useful information to users of financial statements about the nature, amount, timing and uncertainty of revenues and cash flows arising from the entity’s contracts with customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The original standard was effective for the Company on January 1, 2017, however, in April 2015, the FASB proposed a one-year deferral of this standard with a new effective date for the Company of January 1, 2018. Early application is not permitted. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update ASU No. 2016-02, “Leases,” which requires an entity that leases assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. The standard is effective for fiscal years beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

Subsequent Events

Subsequent events have been evaluated through the date of filing.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables due from subscribers to Haystack IQ as well as an amount due from a Licensee in connection with a settlement agreement. As of December 31, 2015 and 2014 accounts receivable consist of the following:

	2015	2014

Trade Receivables	$14	$—
Due from Licensee	825	—
Total accounts receivable	$839	$—

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2015 and 2014 prepaid expenses and other current assets consist of the following:

	2015	2014

Prepaid insurance	$84	$248
Prepaid patent costs	22	159
Due from Walker Digital and Flexible Travel Company	201	—
Prepaid software	273	—
Other prepaid expenses	54	48
Total prepaid expenses and other current assets	$634	$455

NOTE 6. PROPERTY AND EQUIPMENT

As of December 31, 2015 and 2014 property and equipment, net, consist of the following:

	2015	2014

Computer equipment and software	$337	$30
Less: Accumulated Depreciation	(81)	(1)

Total property and equipment, net	$256	$29

NOTE 7. INVESTMENTS

Investment in Tagged

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

Investment in Flexible Travel Company

The Company entered into a Shared Services Agreement (the “FTC Services Agreement”) dated as of December 4, 2015, with Flexible Travel Company, LLC (“Flexible Travel”), a company affiliated with Walker Digital, the Company’s controlling stockholder, regarding the provision of executive management, marketing, legal and financial consulting services. There are no set deliverables contemplated by the FTC Services Agreement, although the hourly rates the Company expects to charge Flexible Travel (approximately equal to the Company’s cost) are specified and under certain circumstances could require audit committee approval.

In connection with the FTC Services Agreement, the Company was granted a warrant to purchase limited liability company interests in Flexible Travel at an exercise price of $0.06 per Class A common share, which amount has been determined to equal the fair market value of such shares as of the date of issuance of the warrant. The warrant was issued to the Company by Jay Walker, who currently beneficially owns approximately 46% of the aggregate outstanding limited liability company interests of Flexible Travel on a fully diluted basis. The total Class A common shares that may be purchased pursuant to the exercise of the warrant is 16,400,000, equal to approximately 16% of the current aggregate outstanding limited liability company interests of Flexible Travel on a fully diluted basis and the transfer of such shares to the Company is subject to certain requirements, including the provision of an opinion of counsel that such would not result in Flexible Travel being deemed to be a publicly traded partnership for purposes of U.S. federal income tax law.

The fair value of the warrants (at December 4, 2015 (inception) and as of December 31, 2015) was determined using the Black-Scholes model with the following assumptions: risk free interest rate - 1.52%, stock volatility - 83.1%, expected term - 5 years, expected dividends - N/A. The underlying stock price of the warrant was estimated to be $0.06 per share based on the company's fundraising activity and the Option Pricing Method Backsolve in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issues as Compensation. The valuation of the underlying shares included the following assumptions: risk-free rate - 1.52%, company volatility - 50%, expected term or time to maturity - 5 years. In connection with the issuance of these warrants, the Company recorded deferred revenue of $672 as of December 31, 2015 and has amortized $25 of this deferred revenue into other income during the year ended December 31, 2015.

NOTE 8. SHARED SERVICES AGREEMENT

Walker Digital

The Company has a Shared Services Agreement (“WDM Shared Services Agreement”) with Walker Digital Management (“WDM”). The cost of such services varies monthly based on the terms of the WDM Shared Services Agreement. The incurred expenses include but are not limited to executive compensation, information technology services and supplies, administrative and general services and supplies and rent and utilities, are based either on specific attribution of those expenses or, where necessary and appropriate, based on the Company’s best estimate of an appropriate proportional allocation.

The following table represents operating expenses contributed by WDM on behalf of the Company and expenses incurred under the WDM Shared Services Agreement for the years ended December 31, 2015 and 2014:

(dollars in thousands)	2015	2014

Compensation Expenses (1)	$63	$116
Rent and Utilities	257	132
Office Services and Supplies	36	26
Telephone	34	18
Other	67	50
Total Operating Expenses	$457	$342

(1) Compensation expenses are net of services charged to WDM. During the years ended December 31, 2015 and 2014, the Company charged approximately $34 and $61 of expenses, respectively, related to such services.

As of December 31, 2015 and 2014, due from WDM in the amount of $147 and $10, respectively and these amounts were included in prepaid and current assets. In addition there was $47, and $55, for the years ended December 31, 2015 and 2014 due to WDM included in accounts payable.

Flexible Travel Company

In December 2015, the Company entered into the FTC Services Agreement with Flexible Travel to provide executive management, marketing, legal and financial consulting services. For the year ended December 31, 2015 the Company provided approximately $50 of expenses related to such services and these amounts are included in Other Income on the Consolidated Statement of Operations and had $53 included in prepaid and other current assets.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases

The Company’s corporate headquarters is located at Two High Ridge Park, Stamford, Connecticut. The Company leases space pursuant to the WDM Shared Services Agreement. The lease will expire in September of 2016. The annual rent for the office space occupied by the Company is approximately $215.

Litigation

The Company is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. The plaintiff in each patent suit may have defenses to any counterclaim.  In addition, the defendants in certain of the patent suits may file motions seeking costs and fees against the plaintiff, which may be opposed. The Company may also be subject to legal actions arising from claims against Walker Digital related to certain patent families the Company received by recorded assignment from Walker Digital.  Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, at no less than the minimum of the range. As of December 31, 2015 and 2014, the litigation accrual was not material.

Accrued Bonuses

As of December 31, 2015 and 2014, accrued bonuses included in accrued expenses on the Consolidated Balance Sheets were $81 and $200, respectively. Accrued bonuses are primarily discretionary in nature.

NOTE 10. EQUITY

The Company has authorized and issued an aggregate of 100,000,000 shares of common stock, par value $0.001 per share. The Company has authorized and issued an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of December 31, 2015, there were 21,134,744 shares of the Company’s common stock issued and 20,741,572 outstanding and 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

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

NOTE 11 – STOCK-BASED COMPENSATION

Total stock-based compensation to employees and non-employees for the years ended December 31, 2015 and 2014 is presented in the following table:

	2015	2014
Employee Option Awards	$2,213	$2,047
Non-employee Compensation Expense	21	289
Non-employee Restricted Stock Awards	—	3,088
Total Compensation Expense	$2,234	$5,424

Stock-Based Compensation Plans

The Company’s Board of Directors has adopted two stock-based employee compensation plans, the Amended and Restated 2006 Long-Term Incentive Plan and the Amended and Restated 2015 Long-Term Incentive Plan collectively referred to as the (“Incentive Plans”). The Incentive Plans, which provide for the granting of restricted stock awards, deferred stock unit awards, stock option awards and other equity and cash awards, were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company. The Compensation Committee had the authority to determine the amount, type and terms of each award, but may not grant awards under the Incentive Plans, in any combination, for more than 1,000,000 shares of the Company’s common stock to any individual during any calendar year.

As of December 31, 2015, 1,344,176 shares of common stock remain eligible to be issued under the Incentive Plans.

Stock Option Awards

The following table summarizes the Company’s stock option award activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	2,305,000	$3.96
Options Granted	1,573,000	3.22
Options Exercised	—	—
Options Cancelled	(250,000)	3.98
Outstanding at December 31, 2014	3,628,000	$3.64

Options Granted	1,151,500	$1.18
Options Exercised	—	—
Options Cancelled	(223,333)	3.98
Options Forfeited	(293,001)	2.95
Outstanding at December 31, 2015	4,263,166	$3.01

Options Vested and Exercisable at December 31, 2015	1,915,827	$3.58

The stock option awards are exercisable at various times through 2018. Additional information with respect to the outstanding stock option awards as of December 31, 2015, is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average	Weighted Average
	Options Outstanding	Remaining Contractual Life in Years	Exercise Price Per Share	Options Exercisable	Exercise Price Per Share	Remaining Contractual Life
Range of Exercise Prices
$0.00 – 0.50	325,000	9.81	$0.30	49,998	$0.37	9.75
$0.51 - 1.00	3,500	9.61	0.63	-	-	-
$1.01 - 1.50	718,000	9.33	1.39	27,500	1.40	9.38
$1.51 - 2.00	25,000	2.00	2.00	25,000	2.00	2.00
$2.01 - 2.50	162,500	8.98	2.20	30,833	2.20	8.98
$2.51 – 3.00	67,500	8.70	2.62	57,500	2.64	8.71
$3.01 – 3.50	740,000	6.35	3.18	428,333	3.18	5.00
$3.51 – 4.00	595,000	8.17	3.66	209,999	3.67	8.17
$4.01 – 4.50	1,626,666	7.85	4.05	1,086,664	4.05	7.84
Total	4,263,166	8.06	$3.01	1,915,827	$3.58	7.28

As of December 31, 2015, the Company had unrecognized stock-based compensation expense related to all unvested stock options of $2.1 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.2 years.

The total fair value of the 885,831 stock option awards that vested during the year was approximately $1.97 million. At December 31, 2015, there was no aggregate intrinsic value of the fully vested stock option awards and the weighted average remaining contractual life of the stock option awards was 7.3 years. The Company has not capitalized any compensation cost, or modified any of its stock option awards and no cash was used to settle equity instruments granted under the Company’s Incentive Plan for the years ended December 31, 2015, and 2014. There were no stock option awards exercised during December 31, 2015 and 2014.

Other selected information is as follows:

	2015	2014
Aggregate intrinsic value of outstanding options	$—	$—
Weighted average fair value per share of options granted	$0.63	$1.56

The fair value of stock option awards granted is estimated on the date of grant using a Black-Scholes option pricing model. The expected life of the options was calculated using the simplified method, using the average of the contractual term and the vesting period.  Due to the limited operating history of the Company, the expected volatility used to calculate the fair value of options granted during the year ended December 31, 2014 and for the six months ended June 30, 2015 was based on a relevant industry index as permitted under ASC 718-30-30. Effective the third quarter of 2015, the Company used historical volatility rates. Management monitors stock option exercises and employee termination patterns to estimate forfeiture rates within the valuation model. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the expected life of the option is based on the interest rate of the U.S. Treasury note in effect on the date of the grant.

The table below presents the weighted average assumptions used to calculate the fair value of stock option awards granted during the years ended December 31, 2015 and 2014, respectively:

	2015	2014
Risk Free Interest Rate	0.79 – 2.19%	1.64 – 2.75%
Expected Volatility	64.1% - 87.5%	55.6% - 74.1%
Dividend Yield	0%	0%
Expected Life in Years	6.3	6.0

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

NOTE 12 —INCOME TAXES

The Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	As of December 31, 2015	As of December 31, 2014
Deferred Tax Asset
Net-operating loss carryforward	$11,429	$8,001
Stock-based compensation	1,795	909
Others	(52)	107
Total Deferred Tax Assets	13,172	9,017
Valuation Allowance	(13,172)	(9,017)
Deferred Tax Asset, Net of Allowance	$—	$—

As of December 31, 2015, the Company had federal and state net operating loss carryovers of approximately $28.6 million, which expire in 2033. The net operating loss carryover may be subject to limitation under Internal Revenue Code section 382, should there be a greater than 50% ownership change, as determined under the regulations. The Company has identified its federal and state tax return of Connecticut as “major” tax jurisdictions as defined.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and taxing strategies in making this assessment. The Company has determined that, based on objective evidence currently available, it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2015 and 2014.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	As of December 31, 2015	As of December 31, 2014
Statutory Federal Income Tax Rate	(34.0)%	(34.0)%
State Taxes, Net of Federal Tax Benefit	(5.9)%	(5.0)%
Change in Valuation Allowance	39.9%	39.3%
Change in State Rate	(2.2)%	—
Others	2.2%	(0.3)%
Income Tax Provision (Benefit)	0.0%	0.0%

	(dollars in thousands)
	As of December 31, 2015	As of December 31, 2014
Federal
Current	$—	$—
Deferred	3,023	7,871
State
Current	—	—
Deferred	1,132	1,146
Change in Valuation Allowance	(4,155)	(9.017)
Income Tax Provision (Benefit)	$—	$—

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2015 and 2014, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

NOTE 13 – SOFTWARE AGREEMENT

On May 8, 2014 (the "Effective Date"), the Company entered into a Software as Service Agreement (the "Agreement") with Innography, Inc. ("Innography") under which the Company will have access to Innography’s proprietary web-based application software platforms and patent related data and analytics functionality in connection with the development and commercialization of Haystack IQ. The term of the Agreement commences on the Effective Date and continues until the two year anniversary of the Effective Date (the "Initial Term"). The Agreement may be renewed for up to three additional and consecutive one year renewal periods (each a "Renewal Term"). The Agreement will renew for the first and second Renewal Terms unless the Company elects to terminate the Agreement in advance of renewal and will renew for the third Renewal Term unless either party elects to terminate the Agreement in advance of renewal. In the event of a change of control, as defined in the Agreement, of Innography, on or after June 30, 2015 Innography may terminate the then current term on 60 days’ notice (“Control Termination”). In the event of a Control Termination or if the Agreement is not renewed for an optional Renewal Term, or after the last of up to three Renewal Terms expires, the Company may renew for an additional one year period during which Innography will provide its services and reasonably assist the Company in migrating to a replacement service (the "Wind Down Term").

Concurrent with the execution of the Agreement, the Company paid a one-time fee of $200. In consideration for the access to Innography's software application, the Company paid a fee of $350 on July 1, 2014, $500 on January 1, 2015 and $650 on July 1, 2015. For each Renewal Term the Company will pay semi-annual payments of $800 on January 1 and July 1, but the semi-annual payments may increase from $800 to $1.1 million if the Company's semi-annual net revenues, as defined in the Agreement, exceed $15 million. In the event that the Wind Down Term extends beyond the fifth anniversary of the Effective Date, the semi-annual rates shall increase 20% for any portion of the Wind Down Term that occurs after the fifth anniversary of the Effective Date. The Company recognized this expense on a straight line basis over the term of the Agreement.

NOTE 14 – CUSTOM INNOVATION CONSULTING – RELATED PARTY

On August 20, 2015, the Company entered into an Engagement Agreement (the “Engagement Agreement”) with Walker Digital, regarding the provision of software development and consulting services. The initial work order received by the Company under the Engagement Agreement is with respect to a prototype project involving a Fortune 500 insurance company that previously retained Walker Digital to design and develop viable new business models. Payments totaling $1.5 million were paid to the Company through December 31, 2015. The Company is recognizing service revenues under this contract on a percentage of completion basis, as prototyping services are provided. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

The Costs and Estimated Earnings on Uncompleted Contracts is summarized as follows:

December 31, 2015

Costs incurred on uncompleted contracts	$388
Estimated earnings	51
Revenue recognized	439
Less billings to date	(1,500)
Billings in excess of cost	$1,061