Form 10-Q
period 2016-03-31
WALKER INNOVATION INC.
filed 2016-05-10
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of May 9, 2016, there were 20,741,572 shares of the issuer’s common stock outstanding.

WALKER INNOVATION INC. AND SUBSIDIARIES

Form 10-Q

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,704	$5,858
Short-term investment	50	50
Accounts receivable, net	25	839
Other receivable	22	19
Prepaid expenses and other current assets	368	634
Total current assets	6,169	7,400

Property and equipment, net	16	256

Other Assets:
Investment, at fair value	672	672
Investment, at cost	250	250
TOTAL ASSETS	$7,107	$8,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$321	$423
Accrued expenses	666	504
Deferred software costs	--	63
Deferred revenue	336	346
Billings in excess of cost, due from related parties	894	1,061
Total current liabilities	2,217	2,397

Deferred revenue– long term portion	228	310

TOTAL LIABILITIES	2,445	2,707

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 15,000,000 shares authorized	—	—
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding, as of March 31, 2016 and December 31, 2015 respectively	15	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,134,744 shares issued as of March 31, 2016 and December 31, 2015 respectively	21	21
Treasury stock, 393,172 shares, at cost	(840)	(840)
Additional paid-in capital	45,748	45,136
Accumulated deficit	(40,282)	(38,461)
TOTAL STOCKHOLDERS' EQUITY	4,662	5,871
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,107	$8,578

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Licensing fees	$500	$7
Custom innovation – related party	667	--
Subscription revenue	75	5
Total revenues	1,242	12

Cost of Revenue:
Cost of subscription service	199	374
Cost of custom innovation	590	--

Net revenue	453	(362)

Operating expenses:
Other legal and consulting fees	166	795
Patent prosecution and maintenance fees	52	216
Compensation and benefits	1,236	1,637
Professional fees	258	520
General and administrative	229	466
Restructuring charge	575	--
Total operating expenses	2,516	3,634

Operating net loss	(2,063)	(3,996)

Other income	239	--

Interest income	2	6

Net loss	$(1,822)	$(3,990)

Net loss per common share:
Basic	$(0.09)	$(0.19)
Diluted	$(0.09)	$(0.19)

Weighted average common shares outstanding:
Basic	20,742	20,742
Diluted	20,742	20,742

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(1,822)	$(3,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Accelerated amortization related to write off of Haystack IQ asset	213	--
Stock-based compensation	612	601
Depreciation and amortization	28	8
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	813	(30)
Other receivable	(3)	3
Prepaid and other current assets	266	(230)
Increase (decrease) in:
Accounts payable	(102)	39
Accrued expenses	164	(81)
Deferred software costs	(63)	1
Deferred liabilities	(260)	23
Net cash used in operating activities	(154)	(3,656)

Cash Flows from Investing Activities:
Purchase of property and equipment software	--	(103)
Short-term investment	--	(50)
Net cash used in investing activities	--	(153)

Cash Flows from Financing Activities:	--	--
		--
Net cash provided by financing activities	--	--

Net change in cash	(154)	(3,809)
Cash:
Beginning	$5,858	$15,407
Ending	$5,704	$11,598

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

March 31, 2016

(all amounts in thousands except share and per share amounts)

(Unaudited)

NOTE 1 – THE COMPANY

Walker Innovation Inc. (formerly known as Patent Properties, Inc.), a Delaware corporation, collectively, with its subsidiaries, the “Company” or “Walker Innovation”), has two distinct lines of businesses. It develops and commercializes its unique portfolio of intellectual property assets through its licensing and enforcement operations (“Licensing and Enforcement”) and in early 2015 it launched its innovation business through The United States Patent Utility™, which evolved into Haystack IQ™ (“Haystack IQ”). Haystack IQ uses proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database and other technical databases, with businesses that can put them into commercial uses that help them compete and grow. The Company also provides custom innovation services to large companies seeking to prototype and scale new businesses and new business methods. Haystack IQ and custom innovation services are referred to collectively as the Company’s “Innovation” business. On March 31, 2016, the Company ceased operations of its Haystack IQ product, and recorded a one-time non-recurring charge of approximately $575.

In response to the challenging developments in the patent licensing and enforcement environment and the decision to cease operations of Haystack IQ, the Company’s current plan of operations includes a more focused Licensing and Enforcement program, custom innovation services and the initiation of an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements.

Walker Digital, LLC (“Walker Digital”) a related party, is the owner of 82% of the voting interest in the Company and owns approximately 49% of the economic interest in the Company. Walker Digital was eligible to receive an additional 2,166,667 shares of common stock, subject to meeting certain performance conditions by February 13, 2016 ("Contingency Shares"). The performance conditions were not met by that date and the Contingency Shares were not issued.

Nature of Business

The Company’s two primary segments of business, its Licensing and Enforcement business, and the operations of its Innovation business, are described below:

Licensing and Enforcement

The Company develops, licenses and otherwise enforces patented technologies through its wholly owned subsidiaries. The Company generates revenues from the granting of intellectual property rights for the use of, or pertaining to, its patented technologies. The Company also monetizes its intellectual property through the sale of select patent assets. Patent protection is a key part of the Company’s business model, because it provides the Company with a period of exclusive ownership during which the Company has the opportunity to recoup risk capital and generate a profit from inventions.

Innovation Business

The Company focuses on fostering and creating systems and tools to help companies innovate more effectively and efficiently. Currently, the Company accomplishes this two ways – through its product for small and medium businesses “Haystack IQ” and through custom innovation projects for large companies. As more fully described below the Company ceased operations of Haystack IQ at the end of the first quarter and recorded a one-time non-recurring charge of $575.

Haystack IQ

Haystack IQ is a subscription-based service that uses proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database and other technical databases to businesses that can help put them into commercial uses that help them compete and grow. This product helps companies find complementary external resources (ideas, people, organizations, materials, technologies, approaches) in the global “haystack” of R&D investment that can accelerate improvements to their customer offerings.

Custom Innovation

The Company seeks to provide consulting services and software development to large companies in connection with prototyping projects as well as the development of new and innovative ways to serve their customers and grow their market share. The Company may be engaged by the customer directly, or work may be subcontracted to it by its controlling stockholder, a related party, Walker Digital, LLC.

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

Key financial information by reportable segment for the three months ended March 31, 2016 and 2015 is as follows:

For the three months ended March 31, 2016:

	Litigation and Enforcement	Innovation (1)	Corporate	Total
Net revenue	$500	$(47)	$--	$453
Expenses	(316)	(838)	(1,362)	(2,516)
Operating Income (Loss)	184	(885)	(1,362)	(2,063)
Other/Interest Income	--	--	241	241
Net Income (Loss)	$184	$(885)	$(1,121)	$(1,822)

(1) Includes the one time non-recurring charge of $575 in connection with the closing of Haystack IQ.

For the three months ended March 31, 2015:

	Litigation and Enforcement	Innovation	Corporate	Total
Net revenue	$7	$(369)	$--	$(362)
Expenses	(1,080)	(770)	(1,784)	(3,634)
Operating Loss	(1,073)	(1,139)	(1,784)	(3,996)
Other/Interest Income	--	--	6	6
Net Loss	$(1,073)	$(1,139)	$(1,778)	$(3,990)

Capital expenditures for the three months ended March 31, 2016 and 2015 was $0 and $103, respectively, and was spent in connection with the Haystack IQ Web Site.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding, less any unvested restricted stock outstanding. Under the treasury stock method, diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. As of March 31, 2016 and 2015, the following financial instruments were not included in the diluted loss per share calculation because their effect was anti-dilutive:

	2016	2015

Common Stock options	5,048,166	3,858,000
Common Stock warrants	1,980,318	1,980,318
Preferred Stock	14,999,000	14,999,000
Contingency shares	--	2,166,667
Excluded potentially dilutive securities	22,027,484	23,003,985

Revenue Recognition

Licensing and Enforcement

The Company derives its revenue from patent licensing and enforcement. In general, these revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. A significant number of the patent licenses are granted on the entire portfolio rather than individual patents. Most of the intellectual property rights granted are perpetual in nature, extending until the expiration of the related patents, although they can be granted for a defined, relatively short period of time. The Company recognizes licensing and enforcement fees when there is persuasive evidence of a licensing arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured.

Haystack IQ

The Company’s revenues are derived from month-to-month subscriptions to services, some of which may be billed annually in advance. Subscription revenue is earned each month as the service is rendered to subscribers on a monthly basis. The Company recognizes revenue when the subscribers use Haystack IQ’s services, the service has been rendered and earned during the month, the amount of the subscription is fixed or determinable based on established rates quoted on an annualized basis and collectability is reasonably assured. In general, subscriptions are contracted for a year and subscribers are entitled to refunds on a pro-rata basis. On March 31, 2016, the Company ceased operations of its Haystack IQ product, and recorded a one-time non-recurring charge of approximately $575.

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

Costs Associated with Revenue

Licensing and Enforcement

Contingent legal and consulting fees are expensed in the Condensed Consolidated Statements of Operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal and consulting fees are required to be paid; however, the Company may be liable for certain out of pocket legal and consulting costs incurred pursuant to the underlying legal and consulting services agreement. Legal fees advanced by contingent law firms, if any, that are required to be paid in the event that no license recoveries are obtained are expensed as incurred and included in liabilities in the accompanying Condensed Consolidated Balance Sheets.

Haystack IQ

Cost of services is comprised of compensation for Company employees within the software and systems engineering groups in addition to data costs and amortization expenses. The expenses related to our hosted software applications are affected by the number of customers who subscribe to our products and the complexity and redundancy of our software applications and hosting infrastructure. The Company expenses these costs as they are incurred. On March 31, 2016, the Company ceased operations of its Haystack IQ product, and recorded a one-time non-recurring charge of approximately $575.

Custom Innovation

Costs represent the staff and related other costs associated with any of the services provided.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities, approximate fair value due to the short-term nature of these instruments.

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

Level 1.  Quoted prices in active markets for identical assets or liabilities.

Level 2.  Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

Level 3.  Significant unobservable inputs that cannot be corroborated by market data.

These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.

Investment

In cases where the Company’s investment is less than 20% of the outstanding voting stock and significant influence does not exist, the investment is carried at cost, and evaluated for impairment at each reporting period.

The Company elected the fair value option for its investment in Upside Commerce Group, LLC, formerly known as Flexible Travel Company, LLC (“Upside”). As of March 31, 2016 and December 31, 2015, the fair value of this investment is approximately $672 (see Note 5).

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected, are recognized as a change in fair value of investments in the Condensed Consolidated Statements of Operations.

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties or significant customers who account for 10% or more of the total revenues generated by the Company during the period. For the three months ended March 31, 2016, 94% of the Company’s revenue was derived from two counterparties, of which 54% was revenue from Walker Digital in connection with custom innovation subcontracted to the Company.

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

Website Development costs

Website development costs were expensed as incurred prior to technological feasibility. Post launch, all costs incurred by the Company related to the development phase, including costs incurred for enhancements that are expected to result in additional new functionality, are capitalized. Such costs are amortized on a straight-line basis over 36 months. All costs related to the planning and post-implementation phase, including training and maintenance, are expensed as incurred. Capitalized costs related to improvements and enhancements to the functionality of Haystack IQ were previously included in property and equipment, net in the Company’s Condensed Consolidated Balance Sheets, but in connection with the shut down of Haystack IQ have been fully expensed.

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

Deferred Revenue

Deferred revenue represents prepaid subscription revenue for future periods from subscribers in connection with Haystack IQ as well as amounts to be recognized in connection with the amortization of the Upside Warrant (as defined below). All amounts due to customers in connection with the ceasing of Haystack IQ operations have been reclassified and are included in Account payable in the accompanying Condensed Consolidated Balance Sheet.

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Unbilled revenues on contracts in progress in the accompanying Condensed Consolidated Balance Sheets represent unbilled amounts earned and reimbursable under Custom innovation contracts in progress. These amounts become billable according to the contract terms, which consider the passage of time, achievement of certain milestones or completion of the project.

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

Recently Issued Accounting Pronouncements

On March 17, 2016 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-08 that amends the guidance for Principle versus Agent Considerations (Reporting Revenue Gross versus Net) in ASC 2014-09, Revenue from Contracts with Customers (Topic 606), issued in May 2014. The ASU clarifies that the principal or agent determination is based on whether the entity controls the goods or services before they are transferred to its customer. Public entities must apply ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Nonpublic entities will be required to adopt the amendments for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. Earlier application is permitted for both types of entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption prior to that date is not permitted. The Company is evaluating the effect that ASU 2016-08 will have on its results of operations, financial position or cash flows.

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will affect all entities that issue share-based payment awards to their employees and is effective for annual periods beginning after December 15, 2016 for public entities. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is currently evaluating the effect that ASU 2016-09 will have on the Company’s financial position and results of operations.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2016 and December 31, 2015 prepaid expenses and other current assets consist of the following:

	2016	2015
	(Unaudited)
Prepaid insurance	$75	$84
Prepaid patent costs	23	22
Due from Walker Digital and Upside	188	201
Prepaid software	--	273
Other prepaid expenses	82	54
Total prepaid expenses and other current assets	$368	$634

NOTE 4 – PROPERTY AND EQUIPMENT

As of March 31, 2016 and December 31, 2015 property and equipment, net, consist of the following:

	2016	2015

Computer equipment and software	$340	$337
Less: Accumulated Depreciation (1)	(324)	(81)
Total property and equipment, net	$16	$256

(1)	Includes $213 of accelerated depreciation recorded in connection with the Haystack IQ restructuring change.

Depreciation expense for the three months ended March 31, 2016 and the full year ended December 31, 2015 was $3 and $10 respectively.

NOTE 5 - INVESTMENTS

Investment in Tagged

The Company received 57,000 shares of common stock in Tagged, Inc. (“Tagged”) as partial payment in connection with a license agreement. If on liquidation date (i.e. public offering or change of control), the grant value of the stock is less than $250 (“grant value” or “floor value”), Tagged will pay the Company the difference between the $250 floor value and the grant value. The investment is carried at cost.

Investment in Upside Commerce Group, LLC

The Company entered into a Shared Services Agreement (the “Upside Services Agreement”, formerly the “FTC Services Agreement”) dated as of December 4, 2015, with Upside Commerce Group, LLC, a company affiliated with Walker Digital, the Company’s controlling stockholder, regarding the provision of executive management, marketing, legal and financial consulting services. There are no set deliverables contemplated by the Upside Services Agreement, although the hourly rates the Company expects to charge Upside (approximately equal to the Company’s cost) are specified and under certain circumstances could require audit committee approval.

In connection with the Upside Services Agreement, the Company was granted a warrant to purchase limited liability company interests in Upside at an exercise price of $0.06 per Class A common share, (the “Upside Warrant”) which amount has been determined to equal the fair market value of such shares as of the date of issuance of the Upside Warrant. The Upside Warrant was issued to the Company by Jay Walker, who currently beneficially owns approximately 44% of the aggregate outstanding limited liability company interests of Upside on a fully diluted basis. The total Class A common shares that may be purchased pursuant to the exercise of the Upside Warrant is 16,400,000, equal to approximately 16% of the current aggregate outstanding limited liability company interests of Upside on a fully diluted basis and the transfer of such shares to the Company is subject to certain requirements, including the provision of an opinion of counsel that such would not result in Upside being deemed to be a publicly traded partnership for purposes of U.S. federal income tax law.

The fair value of the Upside Warrant (at December 4, 2015 (inception) and as of December 31, 2015 and March 31, 2016) was determined using the Black-Scholes model with the following assumptions: risk free interest rate - 1.52%, stock volatility - 83.1%, expected term - 5 years, expected dividends - N/A. The underlying stock price of the Upside Warrant was estimated to be $0.06 per share based on the company's fundraising activity and the Option Pricing Method Backsolve in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issues as Compensation. The valuation of the underlying shares included the following assumptions: risk-free rate - 1.52%, company volatility - 50%, expected term or time to maturity - 5 years. In connection with the issuance of this Upside Warrant, the Company recorded deferred revenue of $672 as of December 31, 2015 and has amortized $83 of this deferred revenue into other income during the three months ended March 31, 2016.

NOTE 6 - SHARED SERVICES AGREEMENT

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

The following table represents operating expenses contributed by WDM on behalf of the Company and expenses incurred under the WDM Shared Services Agreement for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Operating Expenses:
Compensation expenses (1)	$(11)	$31
Rent and utilities	62	62
Office services and supplies	9	12
Telephone	11	7
Other	18	15
Total Operating Expenses	$89	$127

(1)	Compensation expenses are net of services charged to WDM. During the three months ended March 31, 2016, and 2015, the Company charged approximately $13 and $6 of expenses, respectively, related to such services.

As of March 31, 2016 and December 31, 2015, due from WDM included in prepaid and other current assets on the condensed consolidated balance sheets was $131 and $208, respectively, and due to WDM included in accounts payable/accrued expenses on the condensed balance sheet was $101 and $84, respectively.

Upside Commerce Group, LLC

In December 2015, the Company entered into the Upside Services Agreement with Upside to provide executive management, marketing, legal and financial consulting services. For the three months ended March 31, 2016 the Company provided approximately $156 of expenses related to such services and these amounts are included in Other Income on the Condensed Consolidated Statement of Operations and had $62 included in prepaid and other current assets.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. The plaintiff in each patent suit may have defenses to any counterclaim.  In addition, the defendants in certain of the patent suits may file motions seeking costs and fees against the plaintiff, which may be opposed. The Company may also be subject to legal actions arising from claims against Walker Digital related to certain patent families the Company received by recorded assignment from Walker Digital.  Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, at no less than the minimum of the range. As of March 31, 2016 and December 31, 2015, the litigation accrual was not material.

Accrued Bonuses

As of March 31, 2016 and December 31, 2015, accrued bonuses were $25 and $81, respectively. Most accrued bonuses are discretionary in nature, although some are based on specific performance goals. These amounts are included in accrued expenses on the condensed consolidated balance sheets.

NOTE 8 - EQUITY

As of March 31, 2016, the Company had authorized an aggregate of 100,000,000 shares of common stock, par value $0.001 per share. The Company, had authorized an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of March 31, 2016, there were 21,134,744 shares of the Company’s common stock issued and 20,741,572 outstanding. As of March 31, 2016, 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

NOTE 9 - STOCK-BASED COMPENSATION

Total stock-based compensation to employees and non-employees for the three months ended March 31, 2016 and 2015, respectively, is presented in the following table:

	Three Months Ended
	March 31,
	2016	2015

Employee option awards	$571	$587
Non employee compensation expenses	41	14
Total compensation expense	$612	$601

Stock-based Compensation

During the first quarter of 2016 the Company granted options to employees for the purchase of 850,000 shares of its Common Stock under the Incentive Plan to employees of the Company. These options have an aggregate grant date fair value of approximately $120 utilizing the Black-Scholes option pricing model with the following assumptions used:

Exercise Price	$0.36
Term	6.0 years
Remaining Contractual Life	9.9 years
Volatility	91.12%
Dividends	0%
Risk Free Rate of Interest	1.5%
Vesting:	April 2016 – March 2019

The Company used historical volatility rates used to calculate the fair value of options granted during the three months ended March 31, 2016.

A summary of the status of the Company’s stock option plans and the changes during the three months ended March 31, 2016, is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2015	4,263,166	$3.01	-	7.3
Options Granted	850,000	$0.36	-
Options Exercised	-
Options Cancelled/Forfeited	(65,000)	$2.90
Outstanding at March 31, 2016	5,048,166	$2.56	14	8.2

Options vested and exercisable	2,355,157	$3.37	-	7.3

As of March 31, 2016, the Company had unrecognized stock-based compensation expense related to all unvested stock options of $1.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.0 year.

NOTE 10 – SOFTWARE AGREEMENT

On May 8, 2014, the Company entered into a Software as Service Agreement (the "Agreement") with Innography, Inc. ("Innography") under which the Company has access to Innography’s proprietary web-based application software platforms and patent related data and analytics functionality in connection with the development and commercialization of Haystack IQ. On April 1, 2016 the Company provided notice to Innography of its intent not to renew the agreement, which expires on May 8, 2016. The Company has expensed $63 that had been included in Prepaid assets in its Condensed Consolidated Balance Sheet at March 31, 2016.

NOTE 11 – CUSTOM INNOVATION CONSULTING – RELATED PARTY

On August 20, 2015, the Company entered into an Engagement Agreement (the “Engagement Agreement”) with Walker Digital, regarding the provision of software development and consulting services. The initial work order received by the Company under the Engagement Agreement is with respect to a prototype project involving a Fortune 500 insurance company that previously retained Walker Digital to design and prototype innovative business models. Payments totaling $2.0 million were paid to the Company through March 31, 2016. The Company is recognizing service revenues under this contract on a percentage of completion basis, as prototyping services are provided. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

The Costs and Estimated Earnings on Uncompleted Contracts is summarized as follows:

March 31, 2016

Costs incurred on uncompleted contracts	$976
Estimated earnings	130
Revenue recognized	1,106
Less billings to date	(2,000)
Billings in excess of cost	$894

NOTE 12 – RESTRUCTURING CHARGE

On March 31, 2016 as part of its effort to reduce costs and focus its business development efforts, the Company ceased operations of its Haystack IQ product.

The following summarizes the components of the one time non recurring restructuring charge for the three months ended March 31, 2016:

March 31, 2016
Severance and other employee costs	$172
Write off of prepaid expenses	69
Accelerated depreciation	213
Other costs, including obligations for leases, legal and allowance for doubtful accounts	121
Total restructuring charge	$575

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes to those statements. This discussion contains forward-looking statements reflecting our management’s current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016.

Narrative discussions of dollar figures are in thousands, except per share data and where the context indicates otherwise.

General

Through our wholly-owned subsidiaries, we create, commercialize, license and, when necessary, legally enforce our homegrown portfolio of business innovations, which we acquired from our affiliate Walker Digital. We also make our internal capacity for innovation available on a custom basis to help third-party companies compete and grow. These activities are conducted primarily through three areas of focus:

•	We seek to commercialize our unique portfolio of intellectual property assets through our licensing and enforcement operations (“Licensing and Enforcement”);

•	Our Haystack IQ™ service (“Haystack IQ”) introduced in 2015, is a subscription-based service that uses proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database and other non-patent technical literature, with businesses that can put them into commercial use. On March 31, 2016, the Company ceased operations of its Haystack IQ product; and

•	We are available to large corporations that need custom innovation services to create, prototype and commercialize new businesses and new business methods that improve corporate performance.

In response to the challenging developments in the patent licensing and enforcement environment and the decision to cease operations of Haystack IQ, our current plan of operations includes a more focused Licensing and Enforcement program, custom innovation services and the initiation of an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within our current verticals or in new industry segments, or control of such operating businesses through contractual arrangements.

The Company is led by entrepreneur and inventor Jay Walker, who is best known as the founder of Priceline.com and has twice been named by TIME magazine as “one of the top 50 business leaders of the digital age.” Mr. Walker currently ranks as the world’s 11th most patented living individual, based on U.S. patent issuances according to Wikipedia.

All of our intellectual property assets were created in-house by us or our affiliate, with the goal of solving business problems and achieving commercial return. However, it is our belief that many of our inventions have become part of the commercial activities of other businesses without having been licensed, depriving us of financial value. Our Licensing and Enforcement segment is currently pursuing one matter in the US District Court in Delaware regarding our inventions. The Company is also engaged in an arbitration relating to its intellectual property assets against a third party described below. We may expand our enforcement activities to other patents in our portfolio and other unlicensed users of those patents that have previously been asserted in litigation, although the timing and extent of these activities depends upon many factors affecting the patent enforcement industry that are beyond our control.

We believe the market for services that help companies identify complementary knowledge, expertise and resources outside the firm to speed internal problem solving and reduce time to market is both large and in need of new tools and new thinking. We have developed a way to unlock the huge capacity for problem solving currently hidden inside the U.S. patent database and, other technical literature. Haystack IQ was launched to meet this market need and uses Big Data software tools to make the innovations and innovators contained in America’s patent database available to companies of all sizes. The market for business intelligence is characterized by great information asymmetry that makes mining the technical know how inside the patent database and other technical databases with human experts cost prohibitive for most companies and limited in its impact. Haystack IQ launched in August 2015 and, while we have seen growth in subscriber volumes we lack the capital necessary to scale the business. Given our focus on conserving capital, we decided to cease operations at the end of the first quarter and recorded a one-time non-recurring charge of $575.

In 2013, we acquired ownership of the intellectual property assets that were primary to Walker Digital’s licensing’s business, subject to certain enumerated cases and orders, judgments, decisions or other actions taken in connection with any patent litigation or by the USPTO. In this regard, the Company is involved in a legal action arising from claims related to certain patent families we received from Walker Digital by recorded assignment due to an adverse judicial decision relating to interpretation of the terms of a settlement agreement entered into by Walker Digital with a third party prior to the assignment. Although the decision does not specifically address our patents, the Company has been notified by the third party and its assignee that they believe the court’s decision supports the third party’s claim that a large number of patents, including the patents assigned to the Company by Walker Digital, had been conveyed to them by assignment under the settlement agreement. The third party has also indicated it may seek damages against the Company arising from that same set of facts. Walker Digital and the Company commenced an arbitration on March 31, 2015 against the third party seeking reformation of the settlement agreement between the third party and Walker Digital. In the alternative, Walker Digital and the Company are seeking in the arbitration a declaratory judgment as to which particular patents had been assigned to the third party. In the arbitration the third party is seeking a declaratory judgment that it is the owner (as a result of the settlement agreement) of a substantial number of the Company’s patents, as well as patents from Walker Digital. None of the patents sought by the third party in arbitration are currently being enforced in the Company’s licensing and enforcement litigation. On November 30, 2015, the parties agreed to stay the arbitration. The stay, which has been amended, will expire upon ten business days notice by either party. The hearing in the case was originally scheduled for early March 2016. If the stay expires without resolution of the arbitration, the hearing will be rescheduled to a later date. The Company and Walker Digital have entered into a tolling agreement with respect to claims the Company may have against Walker Digital in the event the Company is required to assign to the third party certain of the patents assigned to the Company by Walker Digital or if the Company is required to pay any damages to the third party. The Company is unable to determine the ultimate liability, if any, with respect to the matter described above, but believes it will not have a material effect on the Company’s financial position, results of operations or cash flows.

All improvements to the intellectual property assets that were primary to Walker Digital’s licensing’s business, together with any of the intellectual property associated with Haystack IQ, have been assigned to our subsidiary Inventor Holdings, LLC pursuant to an Invention Assignment Agreement with Mr. Walker. While the terms of the Invention Assignment Agreement do not entitle us to any other intellectual property Mr. Walker may develop in the future, in view of his significant equity position in the Company and the Company’s platform for the protection of the intellectual property it holds, Mr. Walker may nevertheless determine to develop and commercialize intellectual property through the Company. The terms and conditions of any such transaction would be negotiated between Mr. Walker and our Audit Committee at the time of such determination.

Overview

Our operating activities during fiscal 2015 and through the first quarter of 2016 were principally focused on the launch and analysis of initial market reception of Haystack IQ™, with a reduced emphasis on the development, licensing and enforcement of our patent portfolios due to several factors adversely affecting the patent environment.. Our Licensing and Enforcement revenues historically have fluctuated period to period, and can vary significantly, based on a number of factors including the following:

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

Counterparties refer to those parties who were defendants in patent infringement cases that had been brought by us. Certain of these cases have been settled by entering into patent sale agreements, which typically results in one-time payments to us that are recognized as revenue. All of the other revenue was generated through settlement and non-exclusive license agreements. All of the agreements provide for a one-time payment to the Company. Generally we are willing to engage in settlement discussions with defendants at any appropriate time during the course of litigation. We will agree to settle a dispute with a defendant when we believe that such a settlement and the terms of the agreement are in the best interest of the Company and its shareholders. The environment for entering into such patent sale agreements or license agreements has been adversely affected by several significant developments in the intellectual property industry, including the continued effect of the Leahy-Smith America Invents Act of 2011 (including several new means by which challenges of our patents may be effected, including inter partes review proceedings) and the Supreme Court holding in the Alice Corp. v. CLS Bank International case, which called into question the patentability of computer software. In view of these trends (including our inability to enforce any patents that are the subject of inter partes review), we are anticipating that the revenue from Licensing and Enforcement will continue to be below historic levels.

We had initially planned to fund our investment in sales, marketing, product development and infrastructure for Haystack IQ with the operating cash flows of our Licensing and Enforcement activities. In view of the negative trends in the patent licensing industry discussed above and the potential adverse impact of those changes on our revenues, we were forced to decrease our investment in Haystack IQ. Without the necessary capital to bring the business to scale, we subsequently decided to cease the operations of Haystack IQ entirely on March 31, 2016.

In December 2015, the Company entered into the Upside Services Agreement with Upside Commerce Group, LLC, a company affiliated with Walker Digital, the Company’s controlling stockholder, regarding the provision of executive management, marketing, legal and financial consulting services. There are no set deliverables contemplated by the Upside Services Agreement, although the hourly rates the Company expects to charge Upside (approximately equal to the Company’s cost) are specified.

In connection with the Upside Services Agreement, the Company was granted the Upside Warrant to purchase limited liability company interests in Upside at an exercise price of $0.06 per Class A common share, which amount has been determined to equal the fair market value of such shares as of the date of issuance of the Upside Warrant. The Upside Warrant was issued to the Company by Jay Walker, who currently beneficially owns approximately 44% of the aggregate outstanding limited liability company interests of Upside on a fully diluted basis. The total Class A common shares that may be purchased pursuant to the exercise of the Upside Warrant is 16,400,000, equal to approximately 16% of the current aggregate outstanding limited liability company interests of Upside, on a fully diluted basis, and the transfer of such shares to the Company is subject to certain requirements, including the provision of an opinion of counsel that such would not result in Upside being deemed to be a publicly traded partnership for purposes of U.S. federal income tax law.

The fair value of the Upside Warrant was determined using the Black-Scholes model and in connection with the issuance of the Upside Warrant, the Company recorded deferred revenue of $672 as of December 31, 2015 and has amortized $83 of this deferred revenue into other income during the three months ended March 31, 2016.

Results of Operations

For the Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Net Income (Loss)

Net loss for the three months ended March 31, 2016 was $1,822 compared to net loss of $3,990 for the three months ended March 31, 2015.

Operating expenses of $2,516 for the quarter ended March 31, 2016 included other legal and consulting fees of $166, patent prosecution and maintenance fees of $52, compensation and related benefits (including non-cash compensation) of $1,236, professional fees of $258, general and administrative expense of $229 and included a one time non-recurring restructuring charge of $575 in connection with the closing of the operations of Haystack IQ in March 2016. Net revenue totaled $453 for the quarter ended March 31, 2016.

Operating expenses of $3,634 for the quarter ended March 31, 2015 included other legal and consulting fees of $795, patent prosecution and maintenance fees of $216, compensation and related benefits (including non-cash compensation) of $1,637, professional fees of $520, and general and administrative expense of $466, including marketing expenses of $143. Net revenue totaled ($362) for the quarter ended March 31, 2015.

Revenues

	Three Months Ended
	March 31, 2016	March 31, 2015	% Change
Subscription revenue	$75	$5	1400%
Licensing revenue	500	7	7000%
Custom innovation - related party	667	--	N/A
Total revenue	$1,242	$12	10300%

For the three months ended March 31, 2016, we recognized $1.2 million of revenue, a 10300% increase compared to revenues of $12 for the same period in 2015.

We generated revenue of $500 from one licensing agreement compared to $7 from one royalty agreement, in the first quarter of 2015. Our revenues historically have fluctuated based on the number of patented technology portfolios, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights.

During the first quarter of 2016 we averaged 20 subscriptions in queue related to Haystack IQ prior to its closing and we recognized approximately $75 in revenue. We recorded $667 in revenue from the Custom Innovation work based on the percentage of completion. The predecessor to Haystack IQ was not launched until early 2015, and the Custom Innovation contract was signed in 2015. Accordingly, for the three months ended March 31, 2015 there was $5 of subscription revenue and no revenue from Custom Innovation revenue was recognized.

Cost of Revenue

Legal and Consulting Contingency Fees

Legal and consulting contingent fees for the three months ended March 31, 2016 and 2015 were $0, for both periods, respectively. Our legal and consulting contingent fees are dependent upon the realization of revenue and vary based on the mix of cases using contingent firms compared to hourly firms. The case settled during the first quarter of 2016 had no contingency fees associated with it.

Cost of Subscription Revenue

Cost of subscription revenue is comprised of compensation for Company employees within the software and systems engineering groups in addition to data costs and amortization expenses. For the three months ended March 31, 2016 and 2015 this amount totaled $199 and $374, respectively, This amount is disproportionate to the revenue as the Company had not achieved scale at which it could amortize its technology costs.

Cost of Custom Innovation Work

Costs of custom innovation work represent the staff and related other costs associated with any of the services provided. For the first quarter of 2016 this amount totaled $590.

Licensing and Enforcement Expenses

	Three Months Ended
	March 31, 2016	March 31, 2015	% Change
Other legal and consulting fees	$166	$795	(79)%
Patent prosecution and maintenance costs	52	216	(76)%
Total licensing and enforcement expenses	$218	$1,011	(78)%

Other legal and consulting expenses for the three months ended March 31, 2016 and 2015 were $166 and $795, respectively.  The decrease in other legal and consulting fees during the first quarter of 2016 as compared to the first quarter of 2015 was mainly attributable to the mix of our contingent and hourly legal fees related to our existing active cases.  Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for the first quarter of 2016 decreased to $52 from $216 in first quarter 2015. Patent prosecution and maintenance expenses are related to legal fee and Patent Trademark Office expenses for reexaminations and patent prosecutions.

General and Administrative Expenses

	Three Months Ended
	March 31, 2016	March 31, 2015	% Change
Compensation and benefits	$1,236	$1,637	(24)%
Professional fees	258	520	(50)%
General and administrative	229	466	(51)%
Total general & administrative expenses	$1,723	$2,623	(34)%

Compensation and benefits expense decreased by 24% for the three months ended March 31, 2016 to $1,236 from $1,637 for the three months ended March 31, 2015 and includes share based compensation of $514 and $587 for the first quarter ended March 31, 2016 and 2015, respectively. Included in other income is $163 of income that we received from Upside in connection with services that we provided to them. When offset against against compensation and benefits expense, the amount decreased by 34%. The decrease in compensation and benefits is related to an overall decrease in headcount from 23 in 2015 to 17 in 2016 (included in the 17 are 7 employees that were terminated subsequently in connection with the ceasing of operations of Haystack IQ).

Professional fees for the first quarter of 2016 decreased by 50% and totaled $258 and related primarily to accounting and legal fees of $120, board and fees of $69 and public company expenses of $28. Professional fees for the first quarter of 2015 totaled $520 and related to accounting and corporate legal fees of $158, board and advisory fees of $184, investor and public relations costs of $110 and public company costs of $16.

Total general and administrative expenses decreased by 51% to $229 for the quarter ended March 31, 2016 compared to $466 for the quarter ended March 31, 2015. The decrease is attributed to a decrease in marketing of $143 and was offset slightly by increased depreciation and amortization of $20. For the three months ended March 31, 2015, the Company incurred $143 of marketing costs incurred in connection with the promotion of the subscription business.

In addition, in connection with closing of Haystack IQ business, the Company recorded approximately $575 in one time, non-recurring restructuring charge. These costs consist primarily of severance and other employee costs of $172, write off of prepaid expenses of $69, accelerated amortization of $213 and other costs, including obligations for leases, legal and allowance for doubtful accounts of $121.

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

Liquidity and Capital Resources

Our current assets were $6.2 million at March 31, 2016, including $5.7 million of cash and cash equivalents. Working capital amounted to $4.0 million as of March 31, 2016. We believe that the reductions to operating expenses that we have made coupled with our ability to further control discretionary spending and our existing cash and cash equivalents on hand, is sufficient to meet our liquidity needs for at least the next twelve months.

Cash used in operating activities was approximately $154 for the three months ended March 31, 2016. During the first quarter 2016, the Company spent approximately $676 on the Innovation Business and $752 on corporate activities, and generated cash of $1,274 million from its Licensing and Enforcement business. Since inception the Company invested a total of approximately $5.9 million dollars in cash in Haystack IQ and its predecessor business.

Contractual Obligations

We had no significant commitments for capital expenditures and we have no committed lines of credit or other committed funding or long-term debt as of March 31, 2016.

Off-Balance Sheet Transactions

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those that arise out of normal business operations.

Recently Issued Accounting Pronouncements

On March 17, 2016 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-08 that amends the guidance for Principle versus Agent Considerations (Reporting Revenue Gross versus Net) in ASC 2014-09, Revenue from Contracts with Customers (Topic 606), issued in May 2014. The ASU clarifies that the principal or agent determination is based on whether the entity controls the goods or services before they are transferred to its customer. Public entities must apply ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Nonpublic entities will be required to adopt the amendments for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. Earlier application is permitted for both types of entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption prior to that date is not permitted. We are evaluating the effect that ASU 2016-08 will have on our results of operations, financial position or cash flows.

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will affect all entities that issue share-based payment awards to their employees and is effective for annual periods beginning after December 15, 2016 for public entities. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We are currently evaluating the effect that ASU 2016-09 will have on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2016, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As described in our Annual Report on Form 10-K filed with the SEC on March 15, 2016, on April 11, 2011 Walker Digital filed suit alleging infringement of one or more claims of U.S. Patents 5,884,272 and 5,884,270 in the United States District Court for the District of Delaware, Docket No. 11-318. A complaint was filed against MySpace, Inc., News Corporation, Friendster, Inc., LinkedIn Corporation, Buckaroo Acquisition Corporation, Criterion Capital Partners LP, Google, Inc., Tagged, Inc., and Facebook, Inc. The complaint seeks damages and a permanent injunction. Walker Digital entered into a settlement agreement with Facebook, Inc. on July 12, 2011, Tagged, Inc. on June 22, 2012, MySpace, Inc. on December 9, 2011, Friendster, Inc. on March 12, 2012 and LinkedIn, Inc. on May 20, 2013. Walker Digital dismissed each settling party from this suit. The United States District Court for the District of Delaware issued a ruling on September 3, 2014, invalidating the patent and the suit was subsequently dismissed. On March 29, 2016, the District Court granted Google’s motion for fees in the amount of approximately $76.

As described in our Annual Report on Form 10-K filed with the SEC on March 15, 2016, on April 8, 2014, IH LLC filed suit alleging infringement by Bed Bath & Beyond of one or more claims of U.S. Patent 6,381,582 in the United States District Court for the District of Delaware, Docket 14-448. The complaint seeks damages for past, present and future infringement. On August 21, 2015, the District Court granted a Motion for Judgment on the Pleadings by Bed Bath & Beyond, finding US Patent No. 6,381,582 Invalid under 35 U.S.C. Section 101. IH LLC subsequently filed an appeal with the Federal Circuit challenging the District Court’s Section 101 Ruling. On April 7, 2016, the Federal Circuit affirmed the District Court’s ruling invalidating the patent. Also on April 7, 2016, Bed Bath & Beyond indicated it intends to seek its costs of approximately $22 for both the District Court and Federal Circuit proceedings from IH LLC.

As described in our Annual Report on Form 10-K filed with the SEC on March 15, 2016, on January 22, 2015, Alstom Grid, Inc. filed a complaint for declaratory judgment of non-infringement of U.S. Patents 5,828,751, 6,282,648, 6,289,453 and 8,549,310 against Certified Measurement LLC, a subsidiary of IH, LLC, in the United States District Court for the District of Delaware, Docket No. 15-072. On February 5, 2015, Certified Measurement LLC filed a counterclaim alleging infringement of one or more claims of such patents seeking damages for past, present and future infringement. This matter had been stayed pending resolution of Petitions for Inter Partes Review filed by Itron, Inc. with the United States Patent and Trademark Office before the Patent Trial and Appeal Board, which Petitions were dismissed February 16, 2016. Since that time, the stay has been lifted, but Alstom Grid filed a motion with the Court to extend the stay pending resolution of Alstom Grid’s motion for invalidity under Section 101. Certified Measurement opposed that motion and the case will proceed until the Court issues a ruling on the Alstom Grid motion.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On May 5, 2016, the Board of Directors of Walker Innovation appointed Jonathan A. Siegel, who had previously served as the Company’s Chief Administrative Officer, General Counsel and Secretary, to the additional offices of President and Chief Legal Officer. In connection with this change, Mr. Siegel resigned the offices of Chief Administrative Officer and General Counsel and the Board of Directors appointed Edward Gomez as the Company’s General Counsel.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.
10.1

Amendment to Shared Services Agreement between Walker Innovation Inc. and Flexible Travel Company, LLC dated March 4, 2016 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2016)*

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

WALKER INNOVATION INC.

Dated: May 10, 2016	By:	/s/ Jonathan Ellenthal
Jonathan Ellenthal
Vice Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2016	By:	/s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer (Principal Financial Officer and Accounting Officer)