Form 10-Q
period 2016-06-30
WALKER INNOVATION INC.
filed 2016-08-08
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 8, 2016, there were 20,741,572 shares of the issuer’s common stock outstanding.

WALKER INNOVATION INC. AND SUBSIDIARIES

Form 10-Q

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,166	$5,858
Short-term investment	50	50
Accounts receivable, net	5	839
Other receivable	17	19
Prepaid expenses and other current assets	326	634
Total current assets	5,564	7,400

Property and equipment, net	13	256

Other Assets:
Investment in related party, at fair value	7,207	672
Investment, at cost	250	250
TOTAL ASSETS	$13,034	$8,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$332	$423
Accrued expenses	1,384	504
Deferred software costs	—	63
Deferred revenue	336	346
Billings in excess of cost, due from related parties	1,208	1,061
Total current liabilities	3,260	2,397

Deferred revenue– long term portion	146	310

TOTAL LIABILITIES	3,406	2,707

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 15,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding as of June 30, 2016 and December 31, 2015	15	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,134,744 shares issued and 20,741,572 outstanding as of June 30, 2016 and December 31, 2015	21	21
Treasury stock, 393,172 shares, at cost at June 30, 2016 and December 31, 2015	(840)	(840)
Additional paid-in capital	46,294	45,136
Accumulated deficit	(35,862)	(38,461)
TOTAL STOCKHOLDERS' EQUITY	9,628	5,871
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,034	$8,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2016	2015
Revenues:
Licensing fees	$1	$191
Custom innovation – related party	436	—
Subscription revenue	—	16
Total revenues	437	207

Cost of Revenue:
Cost of subscription service	—	338
Cost of custom innovation	395	—
Legal and consulting contingency	—	71

Net revenue	42	(202)

Operating expenses:
Other legal and consulting fees	1,002	596
Patent prosecution and maintenance fees	32	144
Compensation and benefits, includes non-cash stock based compensation of $450 and $526, for 2016 and 2015, respectively	876	1,476
Professional fees	270	482
General and administrative	184	486
Total operating expenses	2,364	3,184

Operating net loss	(2,322)	(3,386)

Unrealized gain on investment (Note 5)	6,536	—
Other income	204	—
Interest income	2	4

Net income (loss)	$4,420	$(3,382)

Net income (loss) per common share:
Basic	$0.21	$(0.16)
Diluted	$0.12	$(0.16)

Weighted average common shares outstanding:
Basic	20,742	20,742
Diluted	35,769	20,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Revenues:
Licensing fees	$502	$197
Custom innovation – related party	1,103	—
Subscription revenue	75	22
Total revenues	1,680	219

Cost of Revenue:
Cost of subscription service	199	712
Cost of custom innovation	984	—
Legal and consulting contingency	—	71

Net revenue	497	(564)

Operating expenses:
Other legal and consulting fees	1,167	1,391
Patent prosecution and maintenance fees	84	360
Compensation and benefits, includes non-cash stock based compensation of $963 and $1,087, for 2016 and 2015, respectively	2,112	3,113
Professional fees	528	1,002
General and administrative	413	953
Restructuring charge	575	—
Total operating expenses	4,879	6,819

Operating net loss	(4,382)	(7,383)

Unrealized gain on investment (Note 5)	6,536	—
Other income	441	—
Interest income	4	10

Net income (loss)	$2,599	$(7,373)

Net income (loss) per common share:
Basic	$0.13	$(0.36)
Diluted	$0.07	$(0.36)

Weighted average common shares outstanding:
Basic	20,742	20,742
Diluted	35,769	20,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$2,599	$(7,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Accelerated amortization related to write off of Haystack IQ asset	213	—
Stock-based compensation	1,158	1,219
Depreciation and amortization	30	30
Unrealized gain on investment (Note 5)	(6,536)	—

Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	834	—
Other receivable	2	3
Prepaid and other current assets	308	172
Increase (decrease) in:
Accounts payable	(91)	115
Accrued expenses	881	(43)
Deferred software costs	(63)	-
Deferred liabilities	(27)	37
Net cash used in operating activities	(692)	(5,840)

Cash Flows from Investing Activities:
Purchase of property and equipment software	—	(228)
Short-term investment	—	(50)
Net cash used in investing activities	—	(278)

Cash Flows from Financing Activities:	—	—
		—
Net cash provided by financing activities	—	—

Net change in cash	(692)	(6,118)
Cash:
Beginning	$5,858	$15,407
Ending	$5,166	$9,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

June 30, 2016

(all amounts in thousands except share and per share amounts)

(Unaudited)

NOTE 1 – THE COMPANY

Walker Innovation Inc. (formerly known as Patent Properties, Inc.), a Delaware corporation (collectively, with its subsidiaries, the “Company” or “Walker Innovation”), has two distinct lines of businesses. It develops and commercializes its unique portfolio of intellectual property assets through its licensing and enforcement operations (“Licensing and Enforcement”) and the Company focuses on helping companies innovate more effectively and efficiently (“Innovation Business”). The Company currently does this by seeking to provide custom innovation services to large companies desiring to prototype and scale new businesses and new business methods. In early 2015 it launched its small to mid-size innovation business through The United States Patent Utility™, which evolved into Haystack IQ™ (“Haystack IQ”) and used proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database and other technical databases, with businesses that can put them into commercial uses that help them compete and grow. On March 31, 2016, the Company ceased operations of its Haystack IQ product, and recorded a one-time non-recurring charge of approximately $575.

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

Walker Digital, LLC (“Walker Digital”), a related party, is the owner of 82% of the voting interest in the Company and owns approximately 49% of the economic interest in the Company.

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

Innovation Business

The Company focuses on helping companies innovate more effectively and efficiently. The Company seeks to accomplish this by offering custom innovation services to large companies. Prior to March 31, 2016, the Company also had a product for small and medium businesses called “Haystack IQ”, however, as more fully described below the Company ceased operations of Haystack IQ at the end of the first quarter and recorded a one-time non-recurring charge of $575.

Haystack IQ

Haystack IQ™ was a product that helped companies find complementary external resources in the global “haystack” of R&D investment that could accelerate improvements to their customer offerings and evolved out of The United States Patent Utility™. Haystack IQ was shut at the end of the first quarter of 2016.

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

Key financial information by reportable segment for the three and six months ended June 30, 2016 and 2015 is as follows:

For the Three Months ended June 30, 2016:

	Litigation and Enforcement	Innovation	Corporate	Total
Net revenue	$1	$41	$—	$42
Expenses	(1,144)	(11)	(1,209)	(2,364)
Operating Income (Loss)	(1,143)	30	(1,209)	(2,322)
Other/Interest Income (1)	—	—	6,742	6,742
Net Income (Loss)	$(1,143)	$30	$5,533	$4,420

For the Three Months Ended June 30, 2015:

	Litigation and Enforcement	Innovation	Corporate	Total
Net revenue	$120	$(322)	$—	$(202)
Expenses	(820)	(775)	(1,589)	(3,184)
Operating Loss	(700)	(1,097)	(1,589)	(3,386)
Interest Income	—	—	4	4
Net Loss	$(700)	$(1,097)	$(1,585)	$(3,382)

For the Six Months ended June 30, 2016:

	Litigation and Enforcement	Innovation (2)	Corporate	Total
Net revenue	$502	$(5)	$—	$497
Expenses (2)	(1,461)	(847)	(2,571)	(4,879)
Operating Income (Loss) (2)	(959)	(852)	(2,571)	(4,382)
Other/Interest Income (1)	—	—	6,981	6,981
Net Income (Loss)	$(959)	$(852)	$4,410	$2,599

For the Six Months Ended June 30, 2015:

	Litigation and Enforcement	Innovation	Corporate	Total
Net revenue	$127	$(691)	$—	$(564)
Expenses	(1,901)	(1,545)	(3,373)	(6,819)
Operating Loss	(1,774)	(2,236)	(3,373)	(7,383)
Interest Income	—	—	10	10
Net Loss	$(1,774)	$(2,236)	$(3,363)	$(7,373)

(1)	Includes non-cash unrealized gain on investment of $6,536 in The Upside Commerce Group, LLC.
(2)	Includes the one time non-recurring charge of $575 in connection with the closing of Haystack IQ.

All of the Company’s revenues were from customers based in the United States.

Capital expenditures for the six months ended June 30, 2016 and 2015 were $0 and $228, respectively, and for the three months ended June 30, 2016 and 2015 were $0 and $123, respectively. These amounts were spent in connection with the Haystack IQ Web Site.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the fiscal year ended December 31, 2015, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2016.

The accompanying consolidated financial statements of the Company were prepared in accordance with GAAP and include the assets, liabilities, revenues and expenses of the Company’s wholly-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances were eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include stock-based compensation and the valuation allowance related to the Company’s deferred tax assets, revenue recognition and establishing the fair value of its investments.  Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Cash and Cash Equivalents

The Company maintains its cash in bank deposit and money market accounts that, at times, may exceed federally insured limits. The Company considers money market accounts that have maturity dates of three months or less from the purchase date to be cash equivalents.

Short Term Investments

The Company classifies its certificate of deposit with a maturity greater than three months but less than one year as a short-term investment.

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. As of June 30, 2016 and 2015, the following financial instruments were considered in the calculation of EPS. For the six and three months ended June 30, 2015 they were not included in the diluted loss per share calculation because their effect was anti-dilutive:

	2016	2015

Common Stock options	5,132,166	4,278,333
Common Stock warrants (1)	1,980,318	1,980,318
Convertible Preferred Stock	14,999,000	14,999,000
Contingency shares	—	2,166,667
Total	22,111,484	23,424,318

(1) Warrants have an exercise price of $3.00 per share and expire in September 2016.

A reconciliation of basic and diluted earnings per share (“EPS”) is given in the following table:

Three months ended June 30, 2016

	Income (in thousands)	Shares	Amount per Share
Basic EPS	$4,420	20,741,572	$0.21
Effect of Dilutive Securities	—	15,027,328
Diluted EPS	$4,420	35,768,900	$0.12

Three months ended June 30, 2015

Basic EPS	$(3,382)	20,741,572	$(0.16)
No effect of Dilutive Securities: anti-dilutive	—	—
Diluted EPS	$(3,382)	20,741,572	$(0.16)

Six months ended June 30, 2016

	Income (in thousands)	Shares	Amount per Share
Basic EPS	$2,599	20,741,572	$0.13
Effect of Dilutive Securities	—	15,027,328
Diluted EPS	$2,599	35,768,900	$0.07

Six months ended June 30, 2015

Basic EPS	$(7,373)	20,741,572	$(0.36)
No effect of Dilutive Securities: anti-dilutive	—	—
Diluted EPS	$(7,373)	20,741,572	$(0.36)

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

Haystack IQ

On March 31, 2016, the Company ceased operations of its Haystack IQ product, and recorded a one-time non-recurring charge of approximately $575. Prior to that revenues were derived from month-to-month subscriptions to services, some of which were billed annually in advance. Subscription revenue was earned each month as the service was rendered to subscribers on a monthly basis.

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

Costs Associated with Revenue

Licensing and Enforcement

Contingent legal and consulting fees are expensed in the Condensed Consolidated Statements of Operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal and consulting fees are required to be paid; however, the Company may be liable for certain out of pocket legal and consulting costs incurred pursuant to the underlying legal and consulting services agreement. Legal fees advanced to contingent law firms, if any, that are required to be paid in the event that no license recoveries are obtained are expensed as incurred and included in liabilities in the accompanying Condensed Consolidated Balance Sheets.

Haystack IQ

Cost of services was comprised of compensation for Company employees within the software and systems engineering groups in addition to data costs and amortization expenses. The expenses related to hosted software applications were affected by the number of customers who subscribe to our products and the complexity and redundancy of our software applications and hosting infrastructure. The Company expensed these costs as they were incurred. On March 31, 2016, the Company ceased operations of its Haystack IQ product, and recorded a one-time non-recurring charge of approximately $575.

Custom Innovation

Costs represent the staff and related other costs associated with any of the services provided.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, the short term investment, accounts receivable, accounts payable and accrued expenses and other current liabilities, approximate fair value due to the short-term nature of these instruments.

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

The Company elected the fair value option for its investment in The Upside Commerce Group, LLC, formerly known as Flexible Travel Company, LLC (“Upside”). As of June 30, 2016 and December 31, 2015, the fair value of this investment was approximately $7,207 and $672, respectively (see Note 5). The investment was classified as a Level 3 financial instrument at June 30, 2016 and December 31, 2015. There have been no other changes in Level 3 investments beyond the acquisition of the Upside Warrant in December 2015 and the subsequent changes in its estimated fair value for the three months and six months ended June 30, 2016.

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected, are recognized as an unrealized gain on investment in the Condensed Consolidated Statements of Operations.

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties or customers who account for 10% or more of the total revenues generated by the Company during the period. For the six months ended June 30, 2016 and 2015, 96% and 85%, respectively, of the Company’s revenue was derived from two counterparties, of which in 2016 66% was revenue from Walker Digital in connection with custom innovation subcontracted to the Company. For the three months ended June 30, 2016, 100% of the Company’s revenue was derived from one counterparty, which was Walker Digital, and was in connection with custom innovation subcontracted to the Company.

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

Deferred Revenue

Deferred revenue represents amounts to be recognized in connection with the amortization of the Upside Warrant (See Note 5 below).

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

Recently Issued Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Liabilities. ASU No. 2016-01 requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. ASU No. 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain targeted provisions. We are currently in the process of evaluating the impact of adoption of ASU No. 2016-01 on the condensed consolidated financial statements and related disclosures.

On March 17, 2016 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-08 that amends the guidance for Principle versus Agent Considerations (Reporting Revenue Gross versus Net) in ASC 2014-09,  Revenue from Contracts with Customers (Topic 606), issued in May 2014. The ASU clarifies that the principal or agent determination is based on whether the entity controls the goods or services before they are transferred to its customer. Public entities must apply ASU 2016-08 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the effect that ASU 2016-08 will have on its results of operations, financial position or cash flows.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer (“ASU 2016-10”). The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that ASU 2016-10 will have on its financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for us on January 1, 2020. Early adoption will be available on January 1, 2019. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2016 and December 31, 2015 prepaid expenses and other current assets consist of the following:

	2016	2015
Prepaid insurance	$67	$84
Prepaid patent costs	36	22
Due from Walker Digital and Upside	199	201
Prepaid software	—	273
Other prepaid expenses	24	54
Total prepaid expenses and other current assets	$326	$634

NOTE 4 – PROPERTY AND EQUIPMENT

As of June 30, 2016 and December 31, 2015 property and equipment, net, consist of the following:

	2016	2015

Computer equipment and software	$30	$337
Less: Accumulated Depreciation (1)	(17)	(81)
Total property and equipment, net	$13	$256

(1)	Excludes $213 of accelerated depreciation recorded in connection with the Haystack IQ restructuring change.

Depreciation expense for the three months and six months ended June 30, 2016 and 2015 was $3 and $30 and $18 and $26, respectively.

NOTE 5 - INVESTMENTS

Investment in Tagged

The Company received 57,000 shares of common stock in Tagged, Inc. (“Tagged”) as partial payment in connection with a license agreement. If on liquidation date (i.e. public offering or change of control), the current fair value of the stock is less than $250 (“grant value” or “floor value”), Tagged will pay the Company the difference between the $250 floor value and the current fair value. The investment is carried at cost, and the Company is unable to estimate any potential increase in its fair value. Any estimated fair value would be classified within Level 3 of the fair value hierarchy.

Investment in The Upside Commerce Group, LLC

The Company entered into a Shared Services Agreement (the “Upside Services Agreement,” formerly the “FTC Services Agreement”) dated as of December 4, 2015, with Upside a company affiliated with Walker Digital, the Company’s controlling stockholder, regarding the provision of executive management, marketing, innovation, legal and financial consulting services. There are no set deliverables contemplated by the Upside Services Agreement, although the hourly rates the Company expects to charge Upside (approximately equal to the Company’s cost) are specified and under certain circumstances could require audit committee approval.

In connection with the Upside Services Agreement, the Company was granted a warrant to purchase limited liability company interests in Upside at an exercise price of $0.06 per Class A common share, (the “Upside Warrant”) which amount has been determined to equal the fair market value of such shares as of the date of issuance of the Upside Warrant. The Upside Warrant was issued to the Company by Jay Walker, who currently beneficially owns approximately 38% of the aggregate outstanding limited liability company interests of Upside on a fully diluted basis. The total Class A common shares that may be purchased pursuant to the exercise of the Upside Warrant is 16,400,000 shares equal to approximately 16% of the current aggregate outstanding limited liability company interests of Upside on a fully diluted basis and the transfer of such shares to the Company is subject to certain requirements, including the provision of an opinion of counsel that such would not result in Upside being deemed to be a publicly traded partnership for purposes of U.S. federal income tax law.

The fair value of the Upside Warrant at June 30, 2016 was $7,207 and was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.15%, stock volatility – 68.8%, expected term - 5 years, expected dividends - N/A. The underlying stock price of the Upside Warrant was estimated to be $0.49 per share based on Upside’s fundraising activity and the Option Pricing Method Backsolve in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid,  Valuation of Privately-Held-Company Equity Securities Issues as Compensation.  The valuation of the underlying shares included the following assumptions: risk-free rate – 1.15%, company volatility - 50%, expected term or time to maturity - 5 years.

The fair value of the Upside Warrant at December 4, 2015 (inception) and as of December 31, 2015 was $672 and was determined using the Black-Scholes model with the following assumptions: risk free interest rate - 1.52%, stock volatility - 83.1%, expected term - 5 years, expected dividends - N/A. The underlying stock price of the Upside Warrant was estimated to be $0.06 per share based on Upside’s fundraising activity and the Option Pricing Method Backsolve in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid,  Valuation of Privately-Held-Company Equity Securities Issues as Compensation.  The valuation of the underlying shares included the following assumptions: risk-free rate - 1.52%, company volatility - 50%, expected term or time to maturity - 5 years.

In connection with the issuance of the Upside Warrant, the Company recorded deferred revenue of $646 as of December 31, 2015 and has amortized $82 and $165 of this deferred revenue into other income during the three months and six months ended June 30, 2016, respectively.

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

The following table represents operating expenses contributed by WDM on behalf of the Company and expenses incurred under the WDM Shared Services Agreement for the three months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating Expenses:
Compensation expenses (1)	$(15)	38	$(26)	$69
Rent and utilities	41	61	103	123
Office services and supplies	12	9	21	21
Telephone	10	9	21	16
Other	21	17	39	33
Total Operating Expenses	$69	$134	$158	$262

(1)	Compensation expenses are net of services charged to WDM. During the three and six months ended June 30, 2016, and 2015, the Company charged approximately $19 and $32 and $7 and $13 of expenses, respectively, related to such services.

As of June 30, 2016 and December 31, 2015, due from WDM included in prepaid and other current assets on the Condensed Consolidated Balance Sheets was $171 and $208, respectively, and due to WDM included in accounts payable/accrued expenses on the Condensed Balance Sheet was $102 and $84, respectively.

The Upside Commerce Group, LLC

In December 2015, the Company entered into the Upside Services Agreement with Upside to provide executive management, marketing, legal, innovation and financial consulting services. For the three and six months ended June 30, 2016 the Company provided approximately $120 and $276 of services, respectively, and these amounts are included in Other Income on the Condensed Consolidated Statements of Operations. Receivables of $30 and $53 related to the agreement were included in prepaid and other current assets on the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, respectively.

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

In June 2016, the Company settled an arbitration against a third party arising from such third party’s claims against Walker Digital related to certain patent families the Company received by recorded assignment from Walker Digital. The Company is presently evaluating its rights to indemnification from Walker Digital as a consequence of the settlement with the third party. Management believes that the ultimate liability related to this settlement will not have a material effect on the Company’s financial position, results of operations or cash flows.

On May 31, 2016, the United States District Court for the District of Delaware granted, in part, a defendants’ motion for attorney’s fees in one of the Company’s enforcement actions, and ordered a recalculation of those fees. On July 14, 2016, the Court approved fees and costs aggregating approximately $933. The Company is evaluating its options in this regard, including further appeal and a negotiated settlement with the defendant. The Company has accrued the full amount of $933 at June 30, 2016 and expensed the amount to Other legal and consulting fees in the Condensed Consolidated Statement of Operations.

Accrued Compensation

As of June 30, 2016 and December 31, 2015, accrued compensation was $105 and $81, respectively, and related to amounts due in connection with severance to former Haystack IQ employees, accrued vacation pay and bonuses. Most accrued bonuses are discretionary in nature, although some are based on specific performance goals. These amounts are included in accrued expenses on the condensed consolidated balance Sheets.

NOTE 8 - EQUITY

As of June 30, 2016, the Company had authorized an aggregate of 100,000,000 shares of common stock, par value $0.001 per share, and an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of June 30, 2016, there were 21,134,744 shares of the Company’s common stock issued and 20,741,572 outstanding. As of June 30, 2016, 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

NOTE 9 - STOCK-BASED COMPENSATION

Total stock-based compensation to employees and non-employees for the three and six months ended June 30, 2016 and 2015, respectively, is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Employee option awards	$499	$560	$1,070	$1,147
Non employee compensation expenses	47	58	88	72
Total compensation expense	$546	$618	$1,158	$1,219

During the second quarter of 2016 the Company granted options for the purchase of 310,000 shares of its Common Stock under the Incentive Plan to employees of the Company. These options have an aggregate grant date fair value of approximately $59 utilizing the Black-Scholes option pricing model with the following assumptions used:

Exercise Price	$0.26
Expected Term	6.0 years
Remaining Contractual Life	9.9 years
Volatility	93.66%
Dividends	0%
Risk Free Rate of Interest	1.28%
Vesting:	May 2019

The Company used historical volatility rates used to calculate the fair value of options granted during the six months ended June 30, 2016.

A summary of the status of the Company’s stock option plans and the changes during the six months ended June 30, 2016, is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2015	4,263,166	$3.01	$-	7.3
Options Granted	1,160,000	$0.33	$-
Options Exercised	-
Options Cancelled/Forfeited/Expired	(291,000)	$1.87
Outstanding at June 30, 2016	5,132,166	$2.47	$284	7.8

Options vested and exercisable	2,955,991	$2.88	$273	7.1

As of June 30, 2016, the Company had unrecognized stock-based compensation expense related to all unvested stock options of $1.1 million, which is expected to be recognized over the remaining weighted-average vesting period of ten months.

NOTE 10 – SOFTWARE AGREEMENT

On May 8, 2014, the Company entered into a Software as Service Agreement with Innography, Inc. ("Innography") under which the Company has access to Innography’s proprietary web-based application software platforms and patent related data and analytics functionality in connection with the development and commercialization of Haystack IQ. On April 1, 2016 the Company provided notice to Innography of its intent not to renew the Software as Service Agreement, which expired on May 8, 2016.

NOTE 11 – CUSTOM INNOVATION CONSULTING – RELATED PARTY

On August 20, 2015, the Company entered into an Engagement Agreement (the “Engagement Agreement”) with Walker Digital, regarding the provision of software development and consulting services. The initial work order received by the Company under the Engagement Agreement is with respect to a prototype project involving a Fortune 500 insurance company that previously retained Walker Digital to design and prototype innovative business models. Payments totaling $2.8 million were paid to the Company through June 30, 2016. The Company is recognizing service revenues under this contract on a percentage of completion basis, as prototyping services are provided. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

The Costs and Estimated Earnings on Uncompleted Contracts is summarized as follows:

	June 30, 2016	December 31, 2015

Costs incurred on uncompleted contracts	$1,360	$388
Estimated earnings	182	51
Revenue recognized	1,542	439
Less billings to date	(2,750)	(1,500)
Billings in excess of cost	$1,208	$1,061

NOTE 12 – RESTRUCTURING CHARGE

On March 31, 2016 as part of its effort to reduce costs and focus its business development efforts, the Company ceased operations of its Haystack IQ product.

The following summarizes the components of the one-time non-recurring restructuring charge for the three and six months ended June 30, 2016:

June 30, 2016
Severance and other employee costs	$172
Write off of prepaid expenses	69
Accelerated depreciation	213
Other costs, including obligations for leases, legal and allowance for doubtful accounts	121
Total restructuring charge	$575

This amount was expensed during the first quarter. As of June 30, 2016, $100 was included in Accrued expenses in the Condensed Consolidated Balance Sheet.

NOTE 13 – SUBSEQUENT EVENT

On July 19, 2016, the Company entered into a Revolving Note Agreement and Pledge Agreement (collectively, the “Liquidity Facility”) with its controlling shareholder, Walker Digital, to enable the Company to borrow up to $1.5 million on a revolving basis, subject to Walker Digital having such available working capital (which it has undertaken to maintain at not less than the lesser of $750 or the unborrowed amount of the Liquidity Facility during the term of the Liquidity Facility). Interest accrues on the outstanding balance of the Liquidity Facility at the prime rate. The Company has pledged 20% of the Upside Warrant as collateral to secure repayment of the Liquidity Facility. In order to borrow under the Liquidity Facility the Company must have a cash balance of less then $2.0 million. Borrowing is limited to $200 per month. All outstanding principal and accrued interest is due and payable on the expiration date of the Liquidity Facility, which is July 19, 2019. Subsequent to quarter end, no amounts have been advanced or borrowed on the Liquidity Facility.

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

General

Through our wholly-owned subsidiaries, we create, commercialize, license and, when necessary, legally enforce our homegrown portfolio of business innovations, which we acquired from our affiliate Walker Digital. We also make our internal capacity for innovation available on a custom basis to help third-party companies compete and grow. These activities are conducted primarily through three areas of focus:

•	We seek to commercialize our unique portfolio of intellectual property assets through our licensing and enforcement operations (“Licensing and Enforcement”);

•	We are available to large corporations that need custom innovation services to create, prototype and commercialize new businesses and new business methods that improve corporate performance; and
•	We provide value added services to The Upside Commerce Group, LLC, an affiliate and hold the Upside Warrant representing approximately 16% of the current aggregate outstanding limited liability company interests of Upside on a fully diluted basis.

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

The Company is led by entrepreneur and inventor Jay Walker, who is best known as the founder of Priceline.com and has twice been named by TIME magazine as “one of the top 50 business leaders of the digital age.” Mr. Walker currently ranks as the world’s 10th most patented living individual, based on U.S. patent issuances according to Wikipedia.

All improvements to the intellectual property assets that were primary to Walker Digital’s licensing’s business, together with any of the intellectual property associated with Haystack IQ, have been assigned to our subsidiary Inventor Holdings, LLC (“IH LLC”) pursuant to an Invention Assignment Agreement with Mr. Walker. While the terms of the Invention Assignment Agreement do not entitle us to any other intellectual property Mr. Walker may develop in the future, in view of his significant equity position in the Company and the Company’s platform for the protection of the intellectual property it holds, Mr. Walker may nevertheless determine to develop and commercialize intellectual property through the Company. The terms and conditions of any such transaction would be negotiated between Mr. Walker and our Audit Committee at the time of such determination.

All of our intellectual property assets were created in-house by us or our affiliate, with the goal of solving business problems and achieving commercial return. However, it is our belief that many of our inventions have become part of the commercial activities of other businesses without having been licensed, depriving us of financial value. Our Licensing and Enforcement segment is currently pursuing one matter in the US District Court in Delaware regarding our inventions. The Company was also engaged in an arbitration relating to its intellectual property assets against a third party described below, which was settled in June 2016. We may expand our enforcement activities to other patents in our portfolio and other unlicensed users of those patents that have previously been asserted in litigation, although the timing and extent of these activities depends upon many factors affecting the patent enforcement industry that are beyond our control.

We believe the market for services that help companies identify complementary knowledge, expertise and resources outside the firm to speed internal problem solving and reduce time to market is both large and in need of new tools and new thinking. The market for business intelligence is characterized by great information asymmetry that makes mining the technical know how inside the patent database and other technical databases with human experts cost prohibitive for most companies and limited in its impact. Haystack IQ launched in August 2015 and, although we saw growth in subscriber volumes we lack the capital necessary to scale the business. Given our focus on conserving capital, we decided to cease operations at the end of the first quarter and recorded a one-time non-recurring charge of $575.

The Company was engaged in a legal action arising from claims related to certain patent families the Company and IH LLC received from Walker Digital, LLC (“Walker Digital”) by recorded assignment at the time of a September 18, 2013 merger involving GlobalOptions Group, Inc and Walker Digital (the “Merger”).  The legal action arose due to an adverse judicial decision relating to interpretation of the terms of a settlement agreement entered into by Walker Digital with a third party, prior to the Merger.  Although the judicial decision does not specifically address the Company’s patents, the Company was notified by the third party and its assignee, (collectively, the “Third Party”), that they believe the court's decision supports the Third Party’s claim that a large number of patents had been conveyed to the Third Party by assignment under the settlement agreement. The Third Party also indicated it may seek damages against the Company arising from that same set of facts. Walker Digital and the Company and its subsidiaries commenced arbitration on March 31, 2015 against the Third Party seeking reformation of the settlement agreement between the Third Party and Walker Digital. As a result of negotiations among the parties during pendency of the arbitration, the parties entered into a settlement agreement dated June 10, 2016, pursuant to which Walker Digital paid the Third Party $250,000 and assigned 10 patent assets to the Third Party and the Company and IH LLC assigned 111 patent assets to the Third Party. The settlement agreement contains mutual releases, including a release by the Third Party of claims to the remaining patent assets of Walker Digital and the Company and its subsidiaries. None of the patents assigned to the Third Party in the settlement are currently being enforced in the Company’s licensing and enforcement litigation.

The Company and its subsidiaries and Walker Digital entered into a tolling agreement dated June 9, 2015 with respect to claims the Company and its subsidiaries may have against Walker Digital in the event they are required to assign to the Third Party patent assets originally assigned to the Company and IH LLC by Walker Digital at the time of the Merger or if the Company and its subsidiaries are required to pay damages.  The Company is presently evaluating such rights to indemnification from Walker Digital as a consequence of the settlement with the Third Party. The Company believes the matter described above will not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In connection with the Upside Services Agreement, the Company was granted the Upside Warrant to purchase limited liability company interests in Upside at an exercise price of $0.06 per Class A common share, which amount has been determined to equal the fair market value of such shares as of the date of issuance of the Upside Warrant. The Upside Warrant was issued to the Company by Jay Walker, who currently beneficially owns approximately 38% of the aggregate outstanding limited liability company interests of Upside on a fully diluted basis. The total Class A common shares that may be purchased pursuant to the exercise of the Upside Warrant is 16,400,000 shares equal to approximately 16% of the current aggregate outstanding limited liability company interests of Upside, on a fully diluted basis, and the transfer of such shares to the Company is subject to certain requirements, including the provision of an opinion of counsel that such would not result in Upside being deemed to be a publicly traded partnership for purposes of U.S. federal income tax law.

The fair value of the Upside Warrant was determined using the Black-Scholes model was determined to be $7,207 as of June 30, 2016. Accordingly, for the quarter and six months ended June 30, 2016, the Company recorded an unrealized gain of $6,536. In connection with the issuance of the Upside Warrant, the Company recorded deferred revenue of $646 as of December 31, 2015 and has amortized $82 and $165 of this deferred revenue into other income during the three and six months ended June 30, 2016.

In light of the foregoing developments, including the potential resolution of all of the Company’s current Licensing and Enforcement activity (depending on a court determination in the District of Delaware) and, potentially, the possible conclusion of the Company’s current principle Innovation consulting arrangements, both of which may occur later in 2016, management is continuing to seek new opportunities to develop or monetize our assets and offer services to clients seeking our expertise. While it is not actively seeking any such proposal, in the event alternative opportunities arise in the form of significant corporate transaction such as merger or business combination with another entity, the Company expects to consider such proposals based on the circumstances presented by the business trends discussed above and the potential synergies and benefits to stockholders afforded by a particular transaction.

Results of Operations

For the Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Net Income (Loss)

Net income for the three months ended June 30, 2016 was $4,420 compared to net loss of $3,382 for the three months ended June 30, 2015.

Operating expenses of $2,364 for the three months ended June 30, 2016 included other legal and consulting fees of $1,002, patent prosecution and maintenance fees of $32, compensation and related benefits (including non-cash compensation of $450) of $876, professional fees of $270, and general and administrative expense of $184. Net revenue totaled $42 for the three months ended June 30, 2016.

Operating expenses of $3,184 for the quarter ended June 30, 2015 included other legal and consulting fees of $596 patent prosecution and maintenance fees of $144, compensation and related benefits, (including non-cash compensation of $526) of $1,476, professional fees of $482, general and administrative expenses of $486 which includes marketing expenses of $119. Net revenue totaled ($202) for the quarter ended June 30, 2015.

For the three months ended June 30, 2016, the Company recorded a non-cash, unrealized gain of $6,536 in connection with the Upside Warrant, as well as other income of $204 received from Upside in connection with services provided.

Revenues

	Three Months Ended
	June 30, 2016	June 30, 2015	% Change
Subscription revenue	$—	$16	N/A
Licensing revenue	1	191	(100%)
Custom innovation - related party	436	—	N/A
Total revenue	$437	$207	111%

For the three months ended June 30, 2016, we recognized $437 of revenue, a 111% increase compared to revenues of $207 for the same period in 2015.

We generated revenue of $1 from one licensing agreement in the second quarter of 2016 compared to $191 from one licensing agreement in the second quarter of 2015. Our revenues historically have fluctuated based on the number of patented technology portfolios, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights.

We recorded $436 in revenue from the Custom Innovation work based on the percentage of completion. The Custom Innovation contract was signed in 2015, accordingly, for the three months ended June 30, 2015 no revenue from Custom Innovation revenue was recognized.

Cost of Revenue

Legal and Consulting Contingency Fees

Legal and consulting contingent fees for the three months ended June 30, 2016 and 2015 were $0 and $71, respectively. Our legal and consulting contingent fees are dependent upon the realization of revenue and vary based on the mix of cases using contingent firms compared to hourly firms. The case settled during the first quarter of 2016 had no contingency fees associated with it.

Cost of Subscription Revenue

Cost of subscription revenue is comprised of compensation for Company employees within the software and systems engineering groups in addition to data costs and amortization expenses. For the three months ended June 30, 2015 this amount totaled $338. This amount is disproportionate to the revenue as the Company had not achieved scale at which it could amortize its technology costs.

Cost of Custom Innovation Work

Costs of custom innovation work represent the staff and related other costs associated with any of the services provided. For the second quarter of 2016 this amount totaled $395.

Licensing and Enforcement Expenses

	Three Months Ended
	June 30, 2016	June 30, 2015	% Change
Other legal and consulting fees	$1,002	$596	68%
Patent prosecution and maintenance costs	32	144	(78)%
Total licensing and enforcement expenses	$1,034	$740	40%

Other legal and consulting expenses for the three months ended June 30, 2016 and 2015 were $1,002 and $596, respectively.  The increase in other legal and consulting fees during the second quarter of 2016 as compared to the second quarter of 2015 was mainly attributable to a court ruling that would require the Company to pay $933 in legal and filing fees. Although the Company has accrued the full amount, it is continuing to review its options with regard to this ruling, including filing an appeal or negotiating a settlement.  Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for the second quarter of 2016 decreased to $32 from $144 in the second quarter of 2015. Patent prosecution and maintenance expenses are related to legal fee and Patent Trademark Office expenses for reexaminations and patent prosecutions.

General and Administrative Expenses

	Three Months Ended
	June 30, 2016	June 30, 2015	% Change
Compensation and benefits	$876	$1,476	(40)%
Professional fees	270	482	(44)%
General and administrative	184	486	(62)%
Total general & administrative expenses	$1,330	$2,444	(46)%

Compensation and benefits expense decreased by 40% for the three months ended June 30, 2016 to $876 from $1,476 for the three months ended June 30, 2015 and includes share based compensation of $450 and $526 for the second quarter ended June 30, 2016 and 2015, respectively. Included in other income is $120 of income that we received from Upside in connection with services that we provided to them. When offset against compensation and benefits expense, the amount decreased by 49%. The decrease in compensation and benefits is related to an overall decrease in headcount from 22 in 2015 to 10 in 2016.

Professional fees for the second quarter of 2016 decreased by 44% and totaled $270 and related primarily to accounting and legal fees of $106, board and advisory fees of $64, investor and public relation costs of $60, and public company expenses of $41. Professional fees for the second quarter of 2015 totaled $482 and related to accounting and corporate legal fees of $48, board and advisory fees of $182, investor and public relations costs of $127 and public company costs of $30.

Total general and administrative expenses decreased by 62% to $184 for the quarter ended June 30, 2016 compared to $486 for the quarter ended June 30, 2015. The decrease is attributed to decreases in: marketing of $119, computer services of $49, travel and meals of $42, recruiting expenses of $28 and office space of $20.

Unrealized Gain/Other Income

For the three months ended June 30, 2016, the Company recorded a non-cash, unrealized gain of $6,536 in connection with the Upside Warrant, as well as other income of $120 received from Upside in connection with services provided and depreciation and amortization of $84 in connection with the Upside Warrant. The Company accounts for the Upside Warrant using the fair value option and therefore recorded the non-cash unrealized gain as a change in fair value in its Condensed Consolidated Statement of Operations.

For the Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Net Income (Loss)

Net income for the six months ended June 30, 2016 was $2,599 compared to net loss of $7,373 for the six months ended June 30, 2015.

Operating expenses of $4,879 for the six months ended June 30, 2016 included other legal and consulting fees of $1,167, patent prosecution and maintenance fees of $84, compensation and related benefits (including non-cash compensation of $963) of $2,112, professional fees of $528, general and administrative expense of $413 and included a one time non-recurring restructuring charge of $575 in connection with the closing of the operations of Haystack IQ in March 2016. Net revenue totaled $497 for the six months ended June 30, 2016.

Operating expenses of $6,819 for the six months ended June 30, 2015 included other legal and consulting fees of $1,391, patent prosecution and maintenance fees of $360, compensation and related benefits (including non-cash compensation of $1,087) of $3,113, professional fees of $1,002, and general and administrative expense of $953, including marketing expenses of $262. Net revenue totaled ($564) for the six months ended June 30, 2015.

For the six months ended June 30, 2016, the Company recorded a non-cash, unrealized gain of $6,536 in connection with the Upside Warrant, as well as other income of $441 received from Upside in connection with services provided.

Revenues

	Six Months Ended
	June 30, 2016	June 30, 2015	% Change
Subscription revenue	$75	$22	241%
Licensing revenue	502	197	155%
Custom innovation - related party	1,103	—	N/A
Total revenue	$1,680	$219	667%

For the six months ended June 30, 2016, we recognized $1.7 million of revenue, a 667% increase compared to revenues of $219 for the same period in 2015.

We generated revenue of $500 from one licensing agreement compared to $185 from one licensing agreement, in the first half of 2016 and 2015 respectively. Our revenues historically have fluctuated based on the number of patented technology portfolios, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights.

During the first quarter of 2016 we averaged 20 subscriptions in queue related to Haystack IQ prior to its closing and we recognized approximately $75 in revenue. For the six months ended June 30, 2016, we recorded $1,103 in revenue from the Custom Innovation work based on the percentage of completion. The predecessor to Haystack IQ was not launched until early 2015, and the Custom Innovation contract was signed in 2015. Accordingly, for the six months ended June 30, 2015 there was $22 of subscription revenue and no revenue from Custom Innovation revenue was recognized.

Cost of Revenue

Legal and Consulting Contingency Fees

Legal and consulting contingent fees for the six months ended June 30, 2016 and 2015 were $0 and $71, respectively. Our legal and consulting contingent fees are dependent upon the realization of revenue and vary based on the mix of cases using contingent firms compared to hourly firms. The case settled during the first quarter of 2016 and included in the revenue for the six months ended June 30, 2016 had no contingency fees associated with it.

Cost of Subscription Revenue

Cost of subscription revenue is comprised of compensation for Company employees within the software and systems engineering groups in addition to data costs and amortization expenses. For the six months ended June 30, 2016 and 2015 this amount totaled $199 and $712, respectively, This amount is disproportionate to the revenue as the Company had not achieved scale at which it could amortize its technology costs.

Cost of Custom Innovation Work

Costs of custom innovation work represent the staff and related other costs associated with any of the services provided. For the six months ending June 30, 2016, this amount totaled $984.

Licensing and Enforcement Expenses

	Six Months Ended
	June 30, 2016	June 30, 2015	% Change
Other legal and consulting fees	$1,167	$1,391	(16)%
Patent prosecution and maintenance costs	84	360	(77)%
Total licensing and enforcement expenses	$1,251	$1,751	(29)%

Other legal and consulting expenses for the six months ended June 30, 2016 and 2015 were $1,167 and $1,391, respectively.  The decrease in other legal and consulting fees during the first half of 2016 as compared to the first half of 2015 was mainly attributable to the reduced number of cases. The decrease would have been greater were it not for a court ruling in the first half of 2016 that would require the Company to pay $933 in legal and filing fees. Although the Company has accrued the full amount it is continuing to review its options with regard to this ruling, including filing an appeal or negotiating a settlement.  Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for the six months ended June 30, 2016 decreased to $84 from $360 for the same period in 2015. Patent prosecution and maintenance expenses are related to legal fee and Patent Trademark Office expenses for reexaminations and patent prosecutions.

General and Administrative Expenses

	Six Months Ended
	June 30, 2016	June 30, 2015	% Change
Compensation and benefits	$2,112	$3,113	(32)%
Professional fees	528	1,002	(47)%
General and administrative	413	953	(57)%
Total general & administrative expenses	$3,053	$5,068	(40)%

Compensation and benefits expense decreased by 32% for the six months ended June 30, 2016 to $2,112 from $3,113 for the six months ended June 30, 2015 and includes share based compensation of $963 and $1,087 for the first half of 2016 and 2015, respectively. Included in other income is $276 of income that we received from Upside in connection with services that we provided to them. When offset against compensation and benefits expense, the amount decreased by 41%. The decrease in compensation and benefits is related to an overall decrease in headcount from 22 in 2015 to 10 in 2016.

Professional fees for the first half of 2016 decreased by 47% and totaled $528 and related primarily to accounting and legal fees of $226, board and advisory fees of $143, investor and public relation costs of $90 and public company expenses of $69. Professional fees for the first half of 2015 totaled $1,002 and related to accounting and corporate legal fees of $207, board and advisory fees of $357, investor and public relations costs of $237 and public company costs of $46.

Total general and administrative expenses decreased by 57% to $413 for the six months ended June 30, 2016 compared to $953 for the six months ended June 30, 2015. The decrease is attributed to decreases in: marketing of $262, computer services of $94, travel and meals of $60, recruiting expenses of $27 and office space of $16.

In addition, in connection with closing of Haystack IQ business, the Company recorded approximately $575 in one time, non-recurring restructuring charge during the six months ended June 30, 2016. These costs consist primarily of severance and other employee costs of $172, write off of prepaid expenses of $69, accelerated amortization of $213 and other costs, including obligations for leases, legal and allowance for doubtful accounts of $121.

Unrealized Gain/Other Income

For the six months ended June 30, 2016, the Company recorded a non-cash, unrealized gain of $6,536 in connection with the Upside Warrant, as well as other income of $276 received from Upside in connection with services provided as well as $165 of depreciation and amortization in connection with the Upside Warrant. The Company accounts for the Upside Warrant using the fair value option and therefore recorded the non-cash, unrealized gain as a change in fair value in its Condensed Consolidated Statement of Operations.

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

Liquidity and Capital Resources

Our current assets were $5.6 million at June 30, 2016, including $5.2 million of cash and cash equivalents. Working capital amounted to $2.3 million as of June 30, 2016. We believe that the reductions to operating expenses that we have made coupled with our ability to further control discretionary spending, the availability under the Liquidity Facility, described below, and our existing cash and cash equivalents on hand, is sufficient to meet our liquidity needs for at least the next twelve months.

On July 19, 2016, the Company entered into a Revolving Note Agreement and Pledge Agreement (collectively, the “Liquidity Facility”) with its controlling shareholder, Walker Digital, to enable the Company to borrow up to $1.5 million on a revolving basis, subject to Walker Digital having such available working capital (which it has undertaken to maintain at not less than the lesser of $750,000 or the unborrowed amount of the Liquidity Facility during the term of the Liquidity Facility). Interest accrues on the outstanding balance of the Liquidity Facility at the prime rate. The Company has pledged 20% of the Upside Warrant as collateral to secure repayment of the Liquidity Facility. In order to borrow under the Liquidity Facility the Company must have a cash balance of less then $2.0 million. Borrowing is limited to $200 per month. All outstanding principal and accrued interest is due and payable on the expiration date of the Liquidity Facility, which is July 19, 2019. Subsequent to quarter end, no amounts have been advanced or borrowed on the Liquidity Facility.

Cash used in operating activities was approximately $692 for the six months ended June 30, 2016. During the six months ended June 30, 2016, the Company spent approximately $307 on the Innovation Business and $1,370 on corporate activities, and generated cash of $985 million from its Licensing and Enforcement business.

Contractual Obligations

We had no significant commitments for capital expenditures and other than the Liquidity Facility described above, we have no other committed lines of credit or other committed funding or long-term debt as of June 30, 2016.

Off-Balance Sheet Transactions

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those that arise out of normal business operations.

Recently Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements as of June 30, 2016, included elsewhere in this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2016, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As described in our Annual Report on Form 10-K filed with the SEC on March 15, 2016, on April 8, 2014, IH LLC, a subsidiary of the Company, filed suit alleging infringement by Bed Bath & Beyond of one or more claims of U.S. Patent 6,381,582 in the United States District Court for the District of Delaware, Docket 14-448. The complaint seeks damages for past, present and future infringement. On August 21, 2015, the District Court granted a Motion for Judgment on the Pleadings by Bed Bath & Beyond, finding US Patent No. 6,381,582 invalid under 35 U.S.C. Section 101. IH LLC subsequently filed an appeal with the Federal Circuit challenging the District Court’s Section 101 Ruling. On April 7, 2016, the Federal Circuit affirmed the District Court’s ruling invalidating the patent. Bed Bath & Beyond sought its fees and costs for both the District Court and Federal Circuit proceedings from IH LLC. On May 31, 2016, the District Court granted, in part, Bed Bath & Beyond’s motion for attorney’s fees and costs and ordered a recalculation of these amounts, which were approved by the District Court in the amount of approximately $933 on July 14, 2016. The Company is evaluating its options in this regard including further appeal or a negotiated settlement with Bed Bath & Beyond.

As described in our Annual Report on Form 10-K filed with the SEC on March 15, 2016, on January 22, 2015, Alstom Grid, Inc. filed a complaint for declaratory judgment of non-infringement of U.S. Patents 5,828,751, 6,282,648, 6,289,453 and 8,549,310 against Certified Measurement LLC, a subsidiary of IH, LLC, in the United States District Court for the District of Delaware, Docket No. 15-072. On February 5, 2015, Certified Measurement LLC filed a counterclaim alleging infringement of one or more claims of such patents seeking damages for past, present and future infringement. On July 22, 2016, the Court held a claim construction hearing and a hearing on Alstom Grid’s motion to invalidate the patents under 35 U.S. Code Section 101.  On August 3, 2016 the U.S. Magistrate Judge presiding over the claim construction hearing issued a report recommending that the District Court adopt the claim construction proposed by Certified Measurement, LLC. A decision on the Section 101 motion is expected later in 2016.

On April 12, 2011, Walker Digital, LLC (“Walker Digital”) filed suit alleging infringement of one or more claims of U.S. Patent 7,924,323 in the United States District Court for the District of Delaware, Docket No. 11-326. The complaint was filed against Canon U.S.A, Inc., Casio America, Inc., Eastman Kodak Co., Eye-Fi, Inc., Fujifilm U.S.A., Inc., Nikon, Inc., Olympus America, Inc., Pentax of America, Inc., Ricoh Americas Corporation, Samsung Electronics America, Sanyo North America Corporation, Sony Corporation of America and Sony Electronics, Inc. The complaint seeks damages and a permanent injunction. Walker Digital entered into a settlement agreement with Nikon, Inc. on December 19, 2011, Samsung Electronics America on June 14, 2012 and Canon U.S.A. Inc., on March 5, 2013. Walker Digital dismissed each settling party from this suit. On December 29, 2014, Sony Electronics, Inc. filed a request for Ex Parte Reexamination before the United States Patent and Trademark Office of US Patent 7,924,323. On August 12, 2015, a final rejection of all challenged claims in the Ex Parte Reexamination was received from the United States Patent and Trademark Office. IH LLC, as assignee of the patent the subject of the litigation and successor to Walker Digital in the litigation, has reached settlement with Ricoh America’s Corporation and Casio America, Inc. involving the asserted patent and related patents and is attempting to negotiate settlements with the remaining defendants.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.
10.1	Amendment to Shared Services Agreement between Walker Innovation Inc. and Flexible Travel Company, LLC dated March 4, 2016 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2016)*
10.2	Revolving Note Agreement dated July 19, 2016 between Walker Innovation Inc. and Walker Digital, LLC (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on July 20, 2016)*
10.3	Pledge Agreement dated July 19, 2016 between Walker Innovation Inc. and Walker Digital, LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2016)*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Incorporated herein by reference.
25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALKER INNOVATION INC.

Dated: August 8, 2016	By:	/s/ Jonathan Ellenthal
Jonathan Ellenthal
Vice Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2016	By:	/s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

