Form 10-Q
period 2016-09-30
WALKER INNOVATION INC.
filed 2016-11-07
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 7, 2016, there were 20,741,572 shares of the issuer’s common stock outstanding.

WALKER INNOVATION INC. AND SUBSIDIARIES

Form 10-Q

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except for per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,271	$5,858
Short-term investment	25	50
Accounts receivable, net	—	839
Other receivable	1	19
Prepaid expenses and other current assets	300	634
Total current assets	3,597	7,400

Property and equipment, net	11	256

Other Assets:
Investment in related party, at fair value	7,207	672
Investment, at cost	250	250
TOTAL ASSETS	$11,065	$8,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$472	$423
Accrued expenses	488	504
Deferred software costs	—	63
Deferred revenue	336	346
Billings in excess of cost, due from related parties	828	1,061
Total current liabilities	2,124	2,397

Deferred revenue– long term portion	63	310

TOTAL LIABILITIES	2,187	2,707

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 15,000,000 shares authorized;	—	—
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding as of September 30, 2016 and December 31, 2015	15	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,134,744 shares issued and 20,741,572 outstanding as of September 30, 2016 and December 31, 2015	21	21
Treasury stock, 393,172 shares, at cost at September 30, 2016 and December 31, 2015	(840)	(840)
Additional paid-in capital	46,680	45,136
Accumulated deficit	(36,998)	(38,461)
TOTAL STOCKHOLDERS' EQUITY	8,878	5,871
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,065	$8,578

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2016	2015
Revenues:
Licensing fees	$100	$4
Custom innovation – related party	630	96
Subscription revenue	—	22
Total revenues	730	122

Cost of Revenue:
Cost of subscription service	—	282
Cost of custom innovation	415	83
Legal and consulting contingency	25	—
	440	365

Net revenue	290	(243)

Operating expenses:
Other legal and consulting fees	174	380
Patent prosecution and maintenance fees	59	48
Compensation and benefits, includes non-cash stock based compensation of $461 and $383, for 2016 and 2015, respectively	914	1,152
Professional fees	268	479
General and administrative	169	360
Total operating expenses	1,584	2,419

Operating net loss	(1,294)	(2,662)

Other income	157	—
Interest income	1	3

Net income (loss)	$(1,136)	$(2,659)

Net income (loss) per common share:
Basic	$(0.05)	$(0.13)
Diluted	$(0.05)	$(0.13)

Weighted average common shares outstanding:
Basic	20,742	20,742
Diluted	20,742	20,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Revenues:
Licensing fees	$602	$202
Custom innovation – related party	1,733	96
Subscription revenue	75	44
Total revenues	2,410	342

Cost of Revenue:
Cost of subscription service	199	994
Cost of custom innovation	1,400	83
Legal and consulting contingency	25	71
Total cost of revenues	1,624	1,148

Net revenue	786	(806)

Operating expenses:
Other legal and consulting fees	1,342	1,771
Patent prosecution and maintenance fees	143	409
Compensation and benefits, includes non-cash stock based compensation of $1,424 and $1,470, for 2016 and 2015, respectively	3,025	4,264
Professional fees	796	1,482
General and administrative	582	1,313
Restructuring charge	575	—
Total operating expenses	6,463	9,239

Operating net loss	(5,677)	(10,045)

Unrealized gain on investment (Note 5)	6,536	—
Other income	597	—
Interest income	6	13

Net income (loss)	$1,462	$(10,032)

Net income (loss) per common share:
Basic	$0.07	$(0.48)
Diluted	$0.04	$(0.48)

Weighted average common shares outstanding:
Basic	20,742	20,742
Diluted	35,922	20,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$1,462	$(10,032)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accelerated amortization related to write off of Haystack IQ asset	213	—
Stock-based compensation	1,543	1,613
Depreciation and amortization	33	53
Unrealized gain on investment (Note 5)	(6,536)	—

Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	839	—
Other receivable	18	(14)
Prepaid and other current assets	334	(390)
Increase (decrease) in:
Accounts payable	49	(227)
Accrued expenses	(16)	(77)
Deferred software costs	(63)	-
Deferred liabilities	(488)	893
Net cash used in operating activities	(2,612)	(8,181)

Cash Flows from Investing Activities:
Purchase of property and equipment software	—	(310)
Net change in short-term investment	25	(50)
Net cash provided by (used in) investing activities	25	(360)

Cash Flows from Financing Activities:	—	—
		—
Net cash provided by financing activities	—	—

Net change in cash	(2,587)	(8,541)
Cash:
Beginning	$5,858	$15,407
Ending	$3,271	$6,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

September 30, 2016

(all amounts in thousands except share and per share amounts)

(Unaudited)

NOTE 1 – THE COMPANY

Walker Innovation Inc. (formerly known as Patent Properties, Inc.), a Delaware corporation (collectively, with its subsidiaries, the “Company” or “Walker Innovation”), has two distinct lines of businesses: it develops and commercializes its unique portfolio of intellectual property assets through its licensing and enforcement operations (“Licensing and Enforcement”) and it focuses on helping companies innovate more effectively and efficiently (“Innovation Business”). The Company currently does this by seeking to provide custom innovation services to large companies desiring to prototype and scale new businesses and new business methods. In early 2015, it launched its small to mid-size innovation business through The United States Patent Utility™, which evolved into Haystack IQ™ (“Haystack IQ”) which used proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database and other technical databases, with businesses that can put them into commercial uses that help them compete and grow. On March 31, 2016, the Company ceased operations of its Haystack IQ product, and recorded a one-time non-recurring charge of approximately $575.

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

Walker Digital, LLC (“Walker Digital”), a related party, is the owner of 82% of the voting interest in the Company and owns approximately 49 % of the economic interest in the Company.

Nature of Business

The Company’s two primary segments of business, its Licensing and Enforcement business, and the operations of its Innovation Business, are described below:

Licensing and Enforcement

The Company develops, licenses and otherwise enforces patented technologies through its wholly owned subsidiaries. The Company generates revenues from the granting of intellectual property rights for the use of, or pertaining to, its patented technologies. The Company also monetizes its intellectual property through the sale of select patent assets. Patent protection is a key part of the Company’s business model, because it provides the Company with a period of exclusive ownership during which the Company has the opportunity to recoup risk capital and generate a profit from inventions. The Company has one ongoing patent licensing and enforcement campaign involving a specific family of patents.

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

Key financial information by reportable segment for the three and nine months ended September 30, 2016 and 2015 is as follows:

For the Three Months ended September 30, 2016:

	Litigation and Enforcement	Innovation	Corporate	Total
Net revenue	$75	$215	$—	$290
Expenses	(343)	(2)	(1,239)	(1,584)
Operating Income (Loss)	(268)	213	(1,239)	(1,294)
Other/Interest Income	—	—	158	158
Net Income (Loss)	$(268)	$213	$(1,081)	$(1,136)

For the Three Months Ended September 30, 2015:

	Litigation and Enforcement	Innovation	Corporate	Total
Net revenue	$4	$(247)	$—	$(243)
Expenses	(523)	(253)	(1,643)	(2,419)
Operating Loss	(519)	(500)	(1,643)	(2,662)
Interest Income	—	—	3	3
Net Loss	$(519)	$(500)	$(1,640)	$(2,659)

For the Nine Months ended September 30, 2016:

	Litigation and Enforcement	Innovation (2)	Corporate	Total
Net revenue	$576	$210	$—	$786
Expenses (2)	(1,805)	(849)	(3,809)	(6,463)
Operating Loss (2)	(1,229)	(639)	(3,809)	(5,677)
Other/Interest Income (1)	—	—	7,139	7,139
Net Income (Loss)	$(1,229)	$(639)	$3,330	$1,462

For the Nine Months Ended September 30, 2015:

	Litigation and Enforcement	Innovation	Corporate	Total
Net revenue	$131	$(937)	$—	$(806)
Expenses	(2,424)	(1,799)	(5,016)	(9,239)
Operating Loss	(2,293)	(2,736)	(5,016)	(10,045)
Interest Income	—	—	13	13
Net Loss	$(2,293)	$(2,736)	$(5,003)	$(10,032)

(1)	Includes non-cash unrealized gain on investment of $6,536 in The Upside Commerce Group, LLC.
(2)	Includes the one time non-recurring charge of $575 in connection with the closing of Haystack IQ.

Substantially all of the Company’s revenues were from customers based in the United States.

Capital expenditures for the nine months ended September 30, 2016 and 2015 were $0 and $310, respectively, and for the three months ended September 30, 2016 and 2015 were $0 and $83, respectively. These amounts were spent in connection with the Haystack IQ Web Site.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. Additionally, operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2016. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the year ended December 31, 2015, which are included in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2016.

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

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common stock by the weighted-average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. As of September 30, 2016 and 2015, the following common stock equivalents were outstanding:

	2016	2015

Common Stock options	4,885,499	4,248,166
Common Stock warrants (1)	—	1,980,318
Convertible Preferred Stock	14,999,000	14,999,000
Contingency shares	—	2,166,667
Total	19,884,499	23,394,151

 (1) Warrants had an exercise price of $3.00 per share and expired in September 2016.

A reconciliation of basic and diluted earnings per share (“EPS”) is given in the following table:

Three months ended September 30, 2016
	Income (in thousands)	Shares	Amount per Share
Basic EPS	$(1,136)	20,741,572	$(0.05)
No effect of Dilutive Securities: anti-dilutive	—	—
Diluted EPS	$(1,136)	20,741,572	$(0.05)

Three months ended September 30, 2015

Basic EPS	$(2,659)	20,741,572	$(0.13)
No effect of Dilutive Securities: anti-dilutive	—	—
Diluted EPS	$(2,659)	20,741,572	$(0.13)

Nine months ended September 30, 2016
	Income (in thousands)	Shares	Amount per Share
Basic EPS	$1,462	20,741,572	$0.07
Effect of Dilutive Securities	—	15,180,606
Diluted EPS	$1,462	35,922,178	$0.04

Nine months ended September 30, 2015

Basic EPS	$(10,032)	20,741,572	$(0.48)
No effect of Dilutive Securities: anti-dilutive	—	—
Diluted EPS	$(10,032)	20,741,572	$(0.48)

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

Haystack IQ

Cost of services was comprised of compensation for Company employees within the software and systems engineering groups in addition to data costs and amortization expenses. The expenses related to hosted software applications were affected by the number of customers who subscribed to our products and the complexity and redundancy of our software applications and hosting infrastructure. The Company expensed these costs as they were incurred. On March 31, 2016, the Company ceased operations of its Haystack IQ product, and recorded a one-time non-recurring charge of approximately $575.

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

The Company elected the fair value option for its investment in The Upside Commerce Group, LLC, formerly known as Flexible Travel Company, LLC (“Upside”). As of September 30, 2016 and December 31, 2015, the fair value of this investment was approximately $7,207 and $672, respectively (see Note 5). The investment was classified as a Level 3 financial instrument at September 30, 2016 and December 31, 2015. There have been no other changes in Level 3 investments since the valuation at June 30, 2016.

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

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties or customers who account for 10% or more of the total revenues generated by the Company during the period. For the nine months ended September 30, 2016 and 2015, 72% and 82%, respectively, of the Company’s revenue was derived from one counterparty, of which in 2016 100% was revenue from Walker Digital in connection with custom innovation subcontracted to the Company. For the three months ended September 30, 2016, 86% of the Company’s revenue was derived from one counterparty, which was Walker Digital, and was in connection with custom innovation subcontracted to the Company.

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally measured on the measurement date and re-measured on each financial reporting date and vesting date until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes employee stock-based compensation expense on a straight line basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense is reflected within operating expenses and cost of sales in the Condensed Consolidated Statements of Operations.

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

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Billings in excess of costs and estimated earnings on contracts in progress in the accompanying Condensed Consolidated Balance Sheets represent accumulated billings to our Custom innovation business in excess of the amount earned. The Company anticipates that the majority of such amounts will be earned as revenue within one year.

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

Recently Issued Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, Financial Instruments - Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Liabilities. ASU No. 2016-01 requires several targeted changes including that equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) be measured at fair value with changes in fair value recognized in net income. The new guidance also changes certain disclosure requirements and other aspects of current GAAP. Amendments are to be applied as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. ASU No. 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain targeted provisions. We are currently in the process of evaluating the impact of adoption of ASU No. 2016-01 on the condensed consolidated financial statements and related disclosures.

On March 17, 2016 the FASB issued ASU 2016-08 that amends the guidance for Principle versus Agent Considerations (Reporting Revenue Gross versus Net) in ASC 2014-09,  Revenue from Contracts with Customers (Topic 606), issued in May 2014. ASU 2016-18 clarifies that the principal or agent determination is based on whether the entity controls the goods or services before they are transferred to its customer. Public entities must apply ASU 2016-08 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the effect that ASU 2016-08 will have on its results of operations, financial position or cash flows.

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 will affect all entities that issue share-based payment awards to their employees and is effective for annual periods beginning after December 15, 2016 for public entities. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company does not expect the adoption of ASU 2016-09 to have a material impact on the Company’s financial position and results of operations.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer (“ASU 2016-10”). The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company does not expect the adoption of ASU 2016-10 to have a material impact on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”). ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for us on January 1, 2020. Early adoption will be available on January 1, 2019. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2016 and December 31, 2015 prepaid expenses and other current assets consist of the following:

	2016	2015

Prepaid insurance	$65	$84
Prepaid patent costs	16	22
Due from Walker Digital and Upside	188	201
Prepaid software	—	273
Other prepaid expenses	31	54
Total prepaid expenses and other current assets	$300	$634

NOTE 4 – PROPERTY AND EQUIPMENT

As of September 30, 2016 and December 31, 2015 property and equipment, net, consist of the following:

	2016	2015

Computer equipment and software	$30	$337
Less: Accumulated Depreciation (1)	(19)	(81)
Total property and equipment, net	$11	$256

(1)	Excludes $213 of accelerated depreciation recorded in connection with the Haystack IQ restructuring change.

Depreciation expense for the three months and nine months ended September 30, 2016 and 2015 was $3 and $33 and $26 and $53, respectively.

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

Investment in The Upside Commerce Group, LLC

The Company entered into a Shared Services Agreement (the “Upside Services Agreement,” formerly the “FTC Services Agreement”) dated as of December 4, 2015, with Upside, a company affiliated with Walker Digital, the Company’s controlling stockholder, regarding the provision of executive management, marketing, innovation, legal and financial consulting services. There are no set deliverables contemplated by the Upside Services Agreement, although the hourly rates the Company expects to charge Upside (approximately equal to the Company’s cost) are specified and under certain circumstances could require audit committee approval.

In connection with the Upside Services Agreement, the Company was granted a warrant to purchase limited liability company interests in Upside at an exercise price of $0.06 per Class A common share, (the “Upside Warrant”) which amount has been determined to equal the fair market value of such shares as of the date of issuance of the Upside Warrant. The Upside Warrant was issued to the Company by Jay Walker, who currently beneficially owns approximately 37% of the aggregate outstanding limited liability company interests of Upside on a fully diluted basis. The total Class A common shares that may be purchased pursuant to the exercise of the Upside Warrant is 16,400,000 shares, equal to approximately 16% of the current aggregate outstanding limited liability company interests of Upside on a fully diluted basis and the transfer of such shares to the Company is subject to certain requirements, including the provision of an opinion of counsel that such would not result in Upside being deemed to be a publicly traded partnership for purposes of U.S. federal income tax law.

The fair value of the Upside Warrant at September 30, 2016 was approximately $7,207 and was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.14%, stock volatility – 68.6%, expected term - 5 years, expected dividends - N/A. The underlying stock price of the Upside Warrant was estimated to be $0.49 per share based on Upside's fundraising activity and the Option Pricing Method Backsolve in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid,  Valuation of Privately-Held-Company Equity Securities Issues as Compensation.  The valuation of the underlying shares included the following assumptions: risk-free rate – 1.15%, company volatility - 50%, expected term or time to maturity - 5 years.

The fair value of the Upside Warrant at December 4, 2015 (inception) and as of December 31, 2015 was $672 and was determined using the Black-Scholes model with the following assumptions: risk free interest rate - 1.52%, stock volatility - 83.1%, expected term - 5 years, expected dividends - N/A. The underlying stock price of the Upside Warrant was estimated to be $0.06 per share based on Upside's fundraising activity and the Option Pricing Method Backsolve in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid,  Valuation of Privately-Held-Company Equity Securities Issues as Compensation.  The valuation of the underlying shares included the following assumptions: risk-free rate - 1.52%, company volatility - 50%, expected term or time to maturity - 5 years.

In connection with the issuance of the Upside Warrant, the Company recorded deferred revenue of $646 as of December 31, 2015 and has amortized $82 and $248 of this deferred revenue into other income during the three months and nine months ended September 30, 2016, respectively.

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

The following table represents operating expenses contributed by WDM on behalf of the Company and expenses incurred under the WDM Shared Services Agreement for the three months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating Expenses:
Compensation expenses (1)	$(3)	$—	$(28)	$69
Rent and utilities	28	62	131	185
Office services and supplies	6	6	27	28
Telephone	10	8	30	25
Other	16	17	55	49
Total Operating Expenses	$57	$93	$215	$356

(1)	Compensation expenses are net of services charged to WDM. During the three and nine months ended September 30, 2016, and 2015, the Company charged approximately $6 and $38 and $11 and $16 of expenses, respectively, related to such services.

As of September 30, 2016 and December 31, 2015, due from WDM included in prepaid and other current assets on the Condensed Consolidated Balance Sheets was $166 and $147, respectively, and due to WDM included in accounts payable/accrued expenses on the Condensed Balance Sheet was $53 and $47, respectively.

The Upside Commerce Group, LLC

In December 2015, the Company entered into the Upside Services Agreement with Upside to provide executive management, marketing, legal, innovation and financial consulting services. For the three and nine months ended September 30, 2016 the Company provided approximately $74 and $351 of services, respectively, and these amounts are included in Other Income on the Condensed Consolidated Statements of Operations. Receivables of $26 and $53 related to the agreement were included in prepaid and other current assets on the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, respectively.

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

In June 2016, the Company settled an arbitration against a third party arising from such third party’s claims against Walker Digital related to certain patent families the Company received by recorded assignment from Walker Digital. The Company has evaluated its rights to indemnification from Walker Digital as a consequence of the settlement with the third party and is seeking to negotiate a resolution of its indemnification claim against Walker Digital. Management believes that the ultimate outcome will not have a material effect on the Company’s financial position, results of operations or cash flows.

On May 31, 2016, the United States District Court for the District of Delaware granted, in part, a defendants’ motion for attorney’s fees in one of the Company’s enforcement actions, and ordered a recalculation of those fees. On July 14, 2016, the Court approved fees and costs aggregating approximately $933. IH LLC obtained a bond in the amount of $936 (which includes interest) and the parties filed a stipulation for approval of such bond and stay of execution of the fee award pending appeal, which stipulation was approved by the District Court. A notice of appeal to the Federal Circuit was filed on October 11, 2016, and a decision on that appeal is expected in the spring of 2017. The Company expensed the full amount to Other legal and consulting fees in the Condensed Consolidated Statement of Operations during the second quarter.

Accrued Compensation

As of September 30, 2016 and December 31, 2015, accrued compensation was $90 and $81, respectively, and related to amounts due in connection with severance to former Haystack IQ employees, accrued vacation pay and bonuses. Most accrued bonuses are discretionary in nature, although some are based on specific performance goals. These amounts are included in accrued expenses on the Condensed Consolidated Balance Sheets.

NOTE 8 - EQUITY

As of September 30, 2016, the Company had authorized an aggregate of 100,000,000 shares of common stock, par value $0.001 per share, and an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of September 30, 2016, there were 21,134,744 shares of the Company’s common stock issued and 20,741,572 outstanding. As of September 30, 2016, 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

NOTE 9 - STOCK-BASED COMPENSATION

Total stock-based compensation to employees and non-employees for the three and nine months ended September 30, 2016 and 2015, respectively, is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Employee option awards	$382	$438	$1,452	$1,598
Non employee compensation expenses	3	(44)	91	15
Total compensation expense	$385	$394	$1,543	$1,613

During the third quarter of 2016, no options were granted for the purchase of shares of the Company’s common stock under the Incentive Plan. The Company utilized the Black-Scholes option pricing model to calculate the fair value of options outstanding at September 30, 2016 and used historical volatility rates. The valuation of the options included the following assumptions: risk-free rate of interest – 0.92%, volatility – 91.8%, expected term or time to maturity – 6 years, expected dividends – N/A.

A summary of the status of the Company’s stock option plans and the changes during the nine months ended September 30, 2016, is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2015	4,263,166	$3.01	$-	7.3
Options Granted	1,160,000	$0.33	$-
Options Exercised	-
Options Cancelled/Forfeited/Expired	(537,667)	$2.47
Outstanding at September 30, 2016	4,885,499	$2.43	$252	7.6

Options vested and exercisable	3,067,658	$2.64	$137	7.1

As of September 30, 2016, the Company had unrecognized stock-based compensation expense related to all unvested stock options of $567, which is expected to be recognized over the remaining weighted-average vesting period of ten months.

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

NOTE 11 – CUSTOM INNOVATION CONSULTING – RELATED PARTY

On August 20, 2015, the Company entered into an Engagement Agreement (the “Engagement Agreement”) with Walker Digital, regarding the provision of software development and consulting services. The initial work order received by the Company under the Engagement Agreement is with respect to a prototype project involving a Fortune 500 insurance company that previously retained Walker Digital to design and prototype innovative business models. Payments totaling $3.0 million were paid to the Company through September 30, 2016 and the agreement expires in December 2016. The Company is recognizing service revenues under this contract on a percentage of completion basis, as prototyping services are provided. Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary.

The Costs and Estimated Earnings on Uncompleted Contracts is summarized as follows:

	September 30, 2016	December 31, 2015

Costs incurred on uncompleted contracts	$1,906	$388
Estimated earnings	266	51
Revenue recognized	2,172	439
Less billings to date	(3,000)	(1,500)
Billings in excess of cost	$828	$1,061

NOTE 12 – RESTRUCTURING CHARGE

On March 31, 2016 as part of its effort to reduce costs and focus its business development efforts, the Company ceased operations of its Haystack IQ product.

The following summarizes the components of the one-time non-recurring restructuring charge for the nine months ended September 30, 2016:

September 30, 2016
Severance and other employee costs	$172
Write off of prepaid expenses	69
Accelerated depreciation	213
Other costs, including obligations for leases, legal and allowance for doubtful accounts	121
Total restructuring charge	$575

This amount was expensed during the first quarter. As of September 30, 2016, $54 was included in Accrued expenses in the Condensed Consolidated Balance Sheets.

NOTE 13 – LIQUIDITY FACILITY

On July 19, 2016, the Company entered into a Revolving Note Agreement and Pledge Agreement (collectively, the “Liquidity Facility”) with its controlling shareholder, Walker Digital, to enable the Company to borrow up to $1.5 million on a revolving basis, subject to Walker Digital having such available working capital (which it has undertaken to maintain at not less than the lesser of $750 or the unborrowed amount of the Liquidity Facility during the term of the Liquidity Facility). Interest accrues on the outstanding balance of the Liquidity Facility at the prime rate. The Company has pledged 20% of the Upside Warrant as collateral to secure repayment of the Liquidity Facility. In order to borrow under the Liquidity Facility the Company must have a cash balance of less then $2.0 million. Borrowing is limited to $200 per month. All outstanding principal and accrued interest is due and payable on the expiration date of the Liquidity Facility, which is July 19, 2019. As of September 30, 2016, no amounts have been advanced or borrowed on the Liquidity Facility.

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

General

Through our wholly-owned subsidiaries, we create, commercialize, license and, when necessary, legally enforce our homegrown portfolio of business innovations, which we acquired from our affiliate Walker Digital. We also make our internal capacity for innovation available on a custom basis to help third-party companies compete and grow. These activities are conducted primarily through three areas of focus:

•	We seek to commercialize our unique portfolio of intellectual property assets through our licensing and enforcement operations (“Licensing and Enforcement”);
•	We are available to large corporations that need custom innovation services to create, prototype and commercialize new businesses and new business methods that improve corporate performance; and
•	We provide value added services to The Upside Commerce Group, LLC, (“Upside”) an affiliate, and hold the Upside Warrant representing approximately 16% of the current aggregate outstanding limited liability company interests of Upside on a fully diluted basis.

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

All of our intellectual property assets were created in-house by us or our affiliate, with the goal of solving business problems and achieving commercial return. However, it is our belief that some of our inventions have become part of the commercial activities of other businesses without having been licensed, depriving us of financial value. Our Licensing and Enforcement segment is currently pursuing one matter in the US District Court in Delaware regarding our inventions. The Company was also engaged in an arbitration relating to its intellectual property assets against a third party described below, which was settled in June 2016. We may expand our enforcement activities to other patents in our portfolio and other unlicensed users of those patents that have previously been asserted in litigation, although the timing and extent of these activities depends upon many factors affecting the patent enforcement industry that are beyond our control.

We believe the market for services that help companies identify complementary knowledge, expertise and resources outside the firm to speed internal problem solving and reduce time to market is both large and in need of new tools and new thinking. The market for business intelligence is characterized by great information asymmetry that makes mining the technical know how inside the patent database and other technical databases with human experts cost prohibitive for most companies and limited in its impact. Haystack IQ launched in August 2015 to address these needs and, although we saw growth in subscriber volumes we lack the capital necessary to scale the business. Given our focus on conserving capital, we decided to cease operations at the end of the first quarter of 2016 and recorded a one-time non-recurring charge of $575.

The Company was engaged in a legal action arising from claims related to certain patent families the Company and IH LLC received from Walker Digital, LLC (“Walker Digital”) by recorded assignment at the time of a September 18, 2013 merger involving GlobalOptions Group, Inc and Walker Digital (the “Merger”).  The legal action arose due to an adverse judicial decision relating to interpretation of the terms of a settlement agreement entered into by Walker Digital with a third party, prior to the Merger.  Although the judicial decision does not specifically address the Company’s patents, the Company was notified by the third party and its assignee, (collectively, the “Third Party”), that they believe the court's decision supports the Third Party’s claim that a large number of patents had been conveyed to the Third Party by assignment under the settlement agreement. The Third Party also indicated it may seek damages against the Company arising from that same set of facts. Walker Digital and the Company and its subsidiaries commenced arbitration on March 31, 2015 against the Third Party seeking reformation of the settlement agreement between the Third Party and Walker Digital. As a result of negotiations among the parties during pendency of the arbitration, the parties entered into a settlement agreement dated June 10, 2016, pursuant to which Walker Digital paid the Third Party $250 and assigned 10 patent assets to the Third Party and the Company and IH LLC assigned 111 patent assets to the Third Party. The settlement agreement contains mutual releases, including a release by the Third Party of claims to the remaining patent assets of Walker Digital and the Company and its subsidiaries. None of the patents assigned to the Third Party in the settlement were being enforced in the Company’s licensing and enforcement litigation.

The Company and its subsidiaries and Walker Digital entered into a tolling agreement dated June 9, 2015 with respect to claims the Company and its subsidiaries may have against Walker Digital in the event they are required to assign to the Third Party patent assets originally assigned to the Company and IH LLC by Walker Digital at the time of the Merger or if the Company and its subsidiaries are required to pay damages. The Company has evaluated its rights to indemnification from Walker Digital as a consequence of the settlement with the Third Party and is seeking to negotiate a resolution of its indemnification claim against Walker Digital. The Company believes the matter described above will not have a material effect on the Company’s financial position, results of operations or cash flows.

Overview

Our operating activities during fiscal 2015 and through the first quarter of 2016 were principally focused on the launch and analysis of initial market reception of Haystack IQ™, with a reduced emphasis on the development, licensing and enforcement of our patent portfolios due to several factors adversely affecting the patent environment. Our Licensing and Enforcement revenues historically have fluctuated period to period, and can vary significantly, based on a number of factors including the following:

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

Counterparties refer to those parties who were defendants in patent infringement cases that had been brought by us. Certain of these cases have been settled by entering into patent sale agreements, which typically results in one-time payments to us that are recognized as revenue. All of the other revenue was generated through settlement and non-exclusive license agreements. All of the agreements provide for a one-time payment to the Company. Generally we are willing to engage in settlement discussions with defendants at any appropriate time during the course of litigation. We will agree to settle a dispute with a defendant when we believe that such a settlement and the terms of the agreement are in the best interest of the Company and its shareholders. The environment for entering into such patent sale agreements or license agreements has been adversely affected by several significant developments in the intellectual property industry, including the continued effect of the Leahy-Smith America Invents Act of 2011 (including several new means by which challenges of our patents may be effected, including inter partes review proceedings) and the Supreme Court holding in the Alice Corp. v. CLS Bank International case, which called into question the patentability of computer software. In view of these trends (including our inability to enforce any patents that are the subject of inter partes review), we are anticipating that the revenue from Licensing and Enforcement will continue to be below historic levels. We have focused our ongoing patent and licensing and enforcement campaign on one specific family patents that we believe has licensing value in a number of industries.

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

In December 2015, the Company entered into the The Upside Services Agreement with Upside Commerce Group, LLC, a company affiliated with Walker Digital, the Company’s controlling stockholder, regarding the provision of executive management, marketing, legal and financial consulting services. There are no set deliverables contemplated by the Upside Services Agreement, although the hourly rates the Company expects to charge Upside (approximately equal to the Company’s cost) are specified.

In connection with the Upside Services Agreement, the Company was granted the Upside Warrant to purchase limited liability company interests in Upside at an exercise price of $0.06 per Class A common share, which amount has been determined to equal the fair market value of such shares as of the date of issuance of the Upside Warrant. The Upside Warrant was issued to the Company by Jay Walker, who currently beneficially owns approximately 37% of the aggregate outstanding limited liability company interests of Upside on a fully diluted basis. The total Class A common shares that may be purchased pursuant to the exercise of the Upside Warrant is 16,400,000 shares, equal to approximately 16% of the current aggregate outstanding limited liability company interests of Upside, on a fully diluted basis, and the transfer of such shares to the Company is subject to certain requirements, including the provision of an opinion of counsel that such would not result in Upside being deemed to be a publicly traded partnership for purposes of U.S. federal income tax law.

The fair value of the Upside Warrant was determined using the Black-Scholes model and was determined to be $7,207 as of September 30, 2016. Accordingly, for the nine months ended September 30, 2016, the Company recorded an unrealized gain of $6,536. In connection with the issuance of the Upside Warrant, the Company recorded deferred revenue of $646 as of December 31, 2015 and has amortized $82 and $248 of this deferred revenue into Other Income during the three and nine months ended September 30, 2016.

In light of the foregoing developments, including the potential resolution of all of the Company’s current Licensing and Enforcement activity (depending on a court determination in the District of Delaware) and, potentially, the possible conclusion of the Company’s current principle Innovation consulting arrangements, both of which may occur later in 2016, management is continuing to seek new opportunities to develop or monetize our assets and offer services to clients seeking our expertise. While it is not actively seeking any such proposal, in the event alternative opportunities arise in the form of significant corporate transactions such as merger or business combination with another entity, the Company expects to consider such proposals based on the circumstances presented by the business trends discussed above and the potential synergies and benefits to stockholders afforded by a particular transaction.

Results of Operations

For the Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Net Income (Loss)

Net loss for the three months ended September 30, 2016 was $1,136 compared to net loss of $2,659 for the three months ended September 30, 2015.

Operating expenses of $1,584 for the three months ended September 30, 2016 included other legal and consulting fees of $174, patent prosecution and maintenance fees of $59, compensation and related benefits (including non-cash compensation of $461) of $914, professional fees of $268, and general and administrative expense of $169. Net revenue totaled $290 for the three months ended September 30, 2016.

Operating expenses of $2,419 for the quarter ended September 30, 2015 included other legal and consulting fees of $380 patent prosecution and maintenance fees of $48, compensation and related benefits, (including non-cash compensation of $383) of $1,152, professional fees of $479, general and administrative expenses of $360, which includes software expenses of $302. Net revenue totaled ($243) for the quarter ended September 30, 2015.

For the three months ended September 30, 2016, the Company recorded other income of $157; $74 relates to amounts received from Upside in connection with services provided and which $83 represents amortization in connection with the Upside Warrant.

Revenues

	Three Months Ended
	September 30, 2016	September 30, 2015	% Change
Subscription revenue	$—	$22	N/A
Licensing revenue	100	4	2400%
Custom innovation - related party	630	96	556%
Total revenue	$730	$122	498%

For the three months ended September 30, 2016, we recognized $730 of revenue, a 498% increase compared to revenues of $122 for the same period in 2015.

We generated revenue of $100 from six licensing agreements in the third quarter of 2016 compared to $4 from one licensing agreement in the third quarter of 2015. Our revenues historically have fluctuated based on the number of patented technology portfolios, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights.

We recorded $630 in revenue from the Custom Innovation work based on the percentage of completion, compared to $96 for the three months ended September 30, 2015.

Cost of Revenue

Legal and Consulting Contingency Fees

Legal and consulting contingent fees for the three months ended September 30, 2016 and 2015 were $25 and $0, respectively. Our legal and consulting contingent fees are dependent upon the realization of revenue and vary based on the mix of cases using contingent firms compared to hourly firms.

Cost of Subscription Revenue

Cost of subscription revenue is comprised of compensation for Company employees within the software and systems engineering groups in addition to data costs and amortization expenses. For the three months ended September 30, 2015 this amount totaled $282. This amount is disproportionate to the revenue as the Company had not achieved scale at which it could amortize its technology costs.

Cost of Custom Innovation Work

Costs of custom innovation work represent the staff and related other costs associated with any of the services provided. For the third quarter of 2016 and 2015 this amount totaled $415 and $83 respectively.

Licensing and Enforcement Expenses

	Three Months Ended
	September 30, 2016	September 30, 2015	% Change
Other legal and consulting fees	$174	$380	(54)%
Patent prosecution and maintenance costs	59	48	23%
Total licensing and enforcement expenses	$233	$428	(46)%

Other legal and consulting expenses for the three months ended September 30, 2016 and 2015 were $174 and $380, respectively.  The decrease in other legal and consulting fees during the third quarter of 2016 as compared to the third quarter of 2015 was mainly attributable to the number of cases and the mix of our contingent and hourly legal fees related to our active cases as well as a very focused approach to existing litigation. Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for the third quarter of 2016 increased to $59 from $48 in the third quarter of 2015. Patent prosecution and maintenance expenses are related to legal fees and the United States Patent Trademark Office (“USPTO”) expenses for reexaminations and patent prosecutions.

General and Administrative Expenses

	Three Months Ended
	September 30, 2016	September 30, 2015	% Change
Compensation and benefits	$914	$1,152	(21)%
Professional fees	268	479	(44)%
General and administrative	169	360	(53)%
Total general & administrative expenses	$1,351	$1,991	(32)%

Compensation and benefits expense decreased by 21% for the three months ended September 30, 2016 to $914 from $1,152 for the three months ended September 30, 2015 and includes share based compensation of $461 and $383 for the third quarter ended September 30, 2016 and 2015, respectively. Included in other income is $74 of income that we received from Upside in connection with advisory services that we provided to them. When offset against compensation and benefits expense, the amount decreased by 27%. The decrease in compensation and benefits is related to an overall decrease in headcount from 18 in 2015 to 10 in 2016.

Professional fees for the third quarter of 2016 decreased by 44% and totaled $268 and related primarily to accounting and legal fees of $161, board and advisory fees of $75, and public company expenses of $22. Professional fees for the third quarter of 2015 totaled $479 and related to accounting and corporate legal fees of $237, board and advisory fees of $135, investor and public relations costs of $48, consulting related to the subscription business of $32 and public company costs of $26.

Total general and administrative expenses decreased by 53% to $169 for the quarter ended September 30, 2016 compared to $360 for the quarter ended September 30, 2015. The decrease is attributed to decreases in: marketing of $32, depreciation of $23, computer services of $65, travel and meals of $8, reduced taxes, including sales and use tax, of $13 and office space of $33.

Unrealized Gain/Other Income

For the three months ended September 30, 2016, the Company recorded other income of $157 which consists of $74 of income related to amounts billed to Upside in connection with professional services rendered and $83 which represents amortization in connection with the Upside Warrant.

For the Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

Net Income (Loss)

Net income for the nine months ended September 30, 2016 was $1,462 compared to net loss of $10,032 for the nine months ended September 30, 2015.

Operating expenses of $6,463 for the nine months ended September 30, 2016 included other legal and consulting fees of $1,342, patent prosecution and maintenance fees of $143, compensation and related benefits (including non-cash compensation of $1,424) of $3,025, professional fees of $796, general and administrative expense of $582 and included a one time non-recurring restructuring charge of $575 in connection with the closing of the operations of Haystack IQ in March 2016. Net revenue totaled $786 for the nine months ended September 30, 2016.

Operating expenses of $9,239 for the nine months ended September 30, 2015 included other legal and consulting fees of $1,771, patent prosecution and maintenance fees of $409, compensation and related benefits (including non-cash compensation of $1,470) of $4,264, professional fees of $1,482, and general and administrative expense of $1,313, including marketing expenses of $295. Net revenue totaled ($806) for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016, the Company recorded a non-cash, unrealized gain of $6,536 in connection with the Upside Warrant, as well as other income of $597, which includes $350 received from Upside in connection with services provided and $247 which represents amortization in connection with the Upside Warrant.

Revenues

	Nine Months Ended
	September 30, 2016	September 30, 2015	% Change
Subscription revenue	$75	$44	70%
Licensing revenue	602	202	198%
Custom innovation - related party	1,733	96	1705%
Total revenue	$2,410	$342	605%

For the nine months ended September 30, 2016, we recognized $2.4 million of revenue, a 605% increase compared to revenues of $342 for the same period in 2015.

We generated revenue of $602 from eight licensing agreements compared to $202 from one licensing agreement, in the nine months ended September 30, 2016 and 2015, respectively. Our revenues historically have fluctuated based on the number of patented technology portfolios, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights.

For the nine months ended September 30, 2016, we averaged 20 subscriptions in queue related to Haystack IQ prior to its closing and we recognized approximately $75 in revenue. For the nine months ended September 30, 2016, we recorded $1,733 in revenue from the Custom Innovation work based on the percentage of completion compared to $96 in revenue for the nine months ended September 30, 2015.

Cost of Revenue

Legal and Consulting Contingency Fees

Legal and consulting contingent fees for the nine months ended September 30, 2016 and 2015 were $25 and $71, respectively. Our legal and consulting contingent fees are dependent upon the realization of revenue and vary based on the mix of cases using contingent firms compared to hourly firms.

Cost of Subscription Revenue

Cost of subscription revenue is comprised of compensation for Company employees within the software and systems engineering groups in addition to data costs and amortization expenses. For the nine months ended September 30, 2016 and 2015 this amount totaled $199 and $994, respectively, This amount is disproportionate to the revenue as the Company had not achieved scale at which it could amortize its technology costs.

Cost of Custom Innovation Work

Costs of custom innovation work represent the staff and related other costs associated with any of the services provided. For the nine months ending September 30, 2016 and 2015, these amount totaled $1.4 million and $83, respectively.

Licensing and Enforcement Expenses

	Nine Months Ended
	September 30, 2016	September 30, 2015	% Change
Other legal and consulting fees	$1,342	$1,771	(24)%
Patent prosecution and maintenance costs	143	409	(65)%
Total licensing and enforcement expenses	$1,485	$2,180	(32)%

Other legal and consulting expenses for the nine months ended September 30, 2016 and 2015 were $1,342 and $1,771, respectively.  The decrease in other legal and consulting fees during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was mainly attributable to the reduced number of cases. The decrease would have been greater, were it not for a court ruling in the first half of 2016 that would require the Company to pay $933 in legal and filing fees. Although the Company expensed the full amount it has filed an appeal. Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for the nine months ended September 30, 2016 decreased to $143 from $409 for the same period in 2015. Patent prosecution and maintenance expenses are related to legal fee and Patent Trademark Office expenses for reexaminations and patent prosecutions.

General and Administrative Expenses

	Nine Months Ended
	September 30, 2016	September 30, 2015	% Change
Compensation and benefits	$3,025	$4,264	(29)%
Professional fees	796	1,482	(46)%
General and administrative	582	1,313	(56)%
Total general & administrative expenses	$4,403	$7,059	(38)%

Compensation and benefits expense decreased by 29% for the nine months ended September 30, 2016 to $3,025 from $4,264 for the nine months ended September 30, 2015 and includes share based compensation of $1,424 and $1,470 for the nine months ended September 30, 2016 and 2015, respectively. Included in other income of $597 is $248 of advisory fees that we received from Upside in connection with services that we provided to them. When offset against compensation and benefits expense, the amount decreased by 35%. The decrease in compensation and benefits is related to an overall decrease in headcount from 18 in 2015 to 10 in 2016.

Professional fees for the nine months ended September 30, 2016 decreased by 46% and totaled $796 and related primarily to accounting and legal fees of $388, board and advisory fees of $213, investor and public relation costs of $93 and public company expenses of $92. Professional fees for nine months of 2015 totaled $1,482 and related to accounting and corporate legal fees of $443, board and advisory fees of $492, investor and public relations costs of $285 and public company costs of $73.

Total general and administrative expenses decreased by 56% to $582 for the nine months ended September 30, 2016 compared to $1,313 for the nine months ended September 30, 2015. The decrease is attributed to decreases in: marketing of $294, computer services of $152, travel and meals of $69, recruiting expenses of $28, office space of $50 and depreciation of $19.

In addition, in connection with closing of Haystack IQ business, the Company recorded approximately $575 in one time, non-recurring restructuring charge during the nine months ended September 30, 2016. These costs consist primarily of severance and other employee costs of $172, write off of prepaid expenses of $69, accelerated amortization of $213 and other costs, including obligations for leases, legal and allowance for doubtful accounts of $121.

Unrealized Gain/Other Income

For the nine months ended September 30, 2016, the Company recorded a non-cash, unrealized gain of $6,536 in connection with the Upside Warrant. Included in other income of $597 is $350 received from Upside in connection with services provided as well as $247 of amortization in connection with the Upside Warrant. The Company accounts for the Upside Warrant using the fair value option and therefore recorded the non-cash, unrealized gain as a change in fair value in its Condensed Consolidated Statement of Operations.

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

Liquidity and Capital Resources

Our current assets were $3.6 million at September 30, 2016, including $3.3 million of cash and cash equivalents. Working capital amounted to $1.5 million as of September 30, 2016. We believe that the reductions to operating expenses that we have made coupled with our ability to further control discretionary spending, the availability under the Liquidity Facility, described below, and our existing cash and cash equivalents on hand, is sufficient to meet our liquidity needs for at least the next twelve months from the date of filing.

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

Cash used in operating activities was approximately $2.6 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, the Company spent approximately $466 on the Innovation Business, $2,044 on corporate activities, and $77 on its Licensing and Enforcement business.

Contractual Obligations

We had no significant commitments for capital expenditures and other than the Liquidity Facility described above, we have no other committed lines of credit or other committed funding or long-term debt as of September 30, 2016.

Off-Balance Sheet Transactions

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those that arise out of normal business operations.

Recently Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements as of September 30, 2016, included elsewhere in this document.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2016, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As described in our Annual Report on Form 10-K filed with the SEC on March 15, 2016, on April 8, 2014, IH LLC, a subsidiary of the Company, filed suit alleging infringement by Bed Bath & Beyond (“BBB”) of one or more claims of U.S. Patent 6,381,582 in the United States District Court for the District of Delaware, Docket 14-448. The complaint sought damages for past, present and future infringement. On August 21, 2015, the District Court granted a Motion for Judgment on the Pleadings by Bed Bath & Beyond, finding US Patent No. 6,381,582 invalid under 35 U.S.C. Section 101. IH LLC subsequently filed an appeal with the Federal Circuit challenging the District Court’s Section 101 Ruling. On April 7, 2016, the Federal Circuit affirmed the District Court’s ruling invalidating the patent. BBB sought its fees and costs for both the District Court and Federal Circuit proceedings from IH LLC. On May 31, 2016, the District Court granted, in part, BBB’s motion for attorney’s fees and costs and ordered a recalculation of these amounts, which were approved by the District Court in the amount of approximately $933,000 on July 14, 2016. IH LLC obtained a bond in the amount of $936,200 (which includes interest) and the parties filed a stipulation for approval of such bond and stay of execution of the fee award pending appeal, which stipulation was approved by the District Court,. An appeal to the Federal Circuit was filed on October 11, 2016, and a decision on that appeal is expected in the spring of 2017. No assurance can be given that the Company will not be required to pay such counsel fees in the full amount approved by the District Court or the timing of any such payment.

As described in our Annual Report on Form 10-K filed with the SEC on March 15, 2016, on January 22, 2015, Alstom Grid, Inc. (“Alstom”) filed a complaint for declaratory judgment of non-infringement of U.S. Patents 5,828,751, 6,282,648, 6,289,453 and 8,549,310 against Certified Measurement LLC (“CM LLC”), a subsidiary of IH, LLC, in the United States District Court for the District of Delaware, Docket No. 15-072. On February 5, 2015, CM LLC filed a counterclaim alleging infringement of one or more claims of such patents seeking damages for past, present and future infringement. On July 22, 2016, the Court held a claim construction hearing and a hearing on Alstom’s motion to invalidate the patents under 35 U.S. Code Section 101.  On August 3, 2016 the U.S. Magistrate Judge presiding over the claim construction hearing issued a report recommending that the District Court adopt the claim construction proposed by CM, LLC. A decision on the Section 101 motion is pending. On October 14, 2016 the parties filed a joint motion to stay the case for thirty days, pending finalization and execution of a settlement being negotiated by the parties. No assurance can be given that the settlement will be finalized or executed.

On April 12, 2011, Walker Digital, LLC (“Walker Digital”) filed suit alleging infringement of one or more claims of U.S. Patent 7,924,323 in the United States District Court for the District of Delaware, Docket No. 11-326. The complaint was filed against Canon U.S.A, Inc., Casio America, Inc., Eastman Kodak Co., Eye-Fi, Inc., Fujifilm U.S.A., Inc., Nikon, Inc., Olympus America, Inc., Pentax of America, Inc., Ricoh Americas Corporation, Samsung Electronics America, Sanyo North America Corporation, Sony Corporation of America and Sony Electronics, Inc. The complaint seeks damages and a permanent injunction. Walker Digital entered into a settlement agreement with Nikon, Inc. on December 19, 2011, Samsung Electronics America on June 14, 2012 and Canon U.S.A. Inc., on March 5, 2013. Walker Digital dismissed each settling party from this suit. On December 29, 2014, Sony Electronics, Inc. filed a request for Ex Parte Reexamination before the United States Patent and Trademark Office of US Patent 7,924,323. On August 12, 2015, a final rejection of all challenged claims in the Ex Parte Reexamination was received from the United States Patent and Trademark Office. IH LLC, as assignee of the patent the subject of the litigation and successor to Walker Digital in the litigation, has reached settlement with Ricoh America’s Corporation, Casio America, Inc., Sanyo Electric Co., Ltd., Olympus Corporation, Sony Corporation and Fujifilm U.S.A. involving the asserted patent and related patents.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.
4.1	Revolving Promissory Note dated July 19, 2016 between Walker Innovation Inc. and Walker Digital, LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 20, 2016)
10.1	Pledge Agreement as of July 19, 2016 between Walker Innovation Inc. and Walker Digital, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2016)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALKER INNOVATION INC.

Dated: November 7, 2016	By:	/s/ Jonathan Ellenthal
Jonathan Ellenthal
Vice Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2016	By:	/s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

