Form 10-K
period 2016-12-31
WALKER INNOVATION INC.
filed 2017-02-07
CIK 1294649

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The aggregate market value of the shares of Common Stock, par value $0.001 per share, of the registrant held by non-affiliates on June 30, 2016 was $9,350,683.

There were 20,741,572 shares of Common Stock of the registrant outstanding as of February 7, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “Walker Innovation,” “we,” “us” or “our” are references to Walker Innovation Inc. (f/k/a Patent Properties, Inc.). In addition, references to “Walker Digital” are references to Walker Digital, LLC, a Delaware limited liability company and the controlling shareholder of the Company, references to “Walker Licensing” are to the prior business segment of Walker Digital known as Walker Digital Licensing and Enforcement and references to “Walker Holdings” are to the holding company organized by Walker Digital in connection with the Company’s acquisition by merger of that segment in September 2013, respectively. “See Item 1. Business. Corporate History”

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information relating to Walker Innovation that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this Form 10-K, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this Form 10-K as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

Item 1.      Business

Overview

Walker Innovation Inc. (formerly known as Patent Properties, Inc.), a Delaware corporation (collectively, with its subsidiaries, the “Company” or “Walker Innovation”), has two distinct lines of businesses: it develops and commercializes its unique portfolio of intellectual property assets through its licensing and enforcement operations (“Licensing and Enforcement”) and it focuses on helping companies innovate more effectively and efficiently (“Innovation Business”). The Company currently does this by seeking to provide custom innovation services to large companies desiring to prototype and scale new businesses and new business methods. In early 2015, it launched its small to mid-size innovation business through The United States Patent Utility™, which evolved into Haystack IQ™ (“Haystack IQ”) which used proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database and other technical databases, with businesses that can put them into commercial uses that help them compete and grow. On March 31, 2016, the Company ceased operations of its Haystack IQ product, and recorded a one-time non-recurring charge of approximately $575,000.

In response to the challenging developments in the patent licensing and enforcement environment, the decision to cease operations of Haystack IQ, and the expiration of our custom innovation agreement, our current plan of operations includes a more focused Licensing and Enforcement program, seeking new customers for our custom innovation services and the initiation of an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements.

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

Recent Transactions

November Purchase Agreement

The Company entered into a Securities Purchase Agreement dated as of November 21, 2016 (the “November Purchase Agreement”) in connection with the sale of an aggregate of 2,500,000 Class A Common Shares (the “Shares”) of The Upside Commerce Group, LLC (f/k/a Flexible Travel Company, LLC) (“Upside”), a company affiliated with Walker Digital, at $2.00 per share to a group of accredited investors (the “Investors”) in private resales not requiring registration under the Securities Act of 1933, as amended (“Securities Act”). The Shares were issued upon exercise of a warrant to purchase Class A Common Shares at a price of $0.06 per share (the “Warrant”), granted to the Company by Jay S. Walker, the controlling stockholder of the Company, Walker Digital and Upside. The total Class A Common Shares that could be purchased pursuant to the exercise of the Warrant was originally 16,400,000 and, following the exercise in connection with the November Purchase Agreement, was 13,900,000. The sale of the Shares to the Investors was consummated concurrently with entering into the November Purchase Agreement.

December Purchase Agreement

The Company entered into a Securities Purchase Agreement dated as of December 5, 2016 (the “December Purchase Agreement” and, together with the November Purchase Agreement, the “Purchase Agreements”) in connection with the sale of an aggregate of 1,250,000 Class A Common Shares of Upside, at $2.00 per share to an existing investor in Upside in a private resale not requiring registration under the Securities Act. The Shares were issued upon exercise of the Warrant at a price of $0.06 per share. After giving effect to the Shares exercised and those described above in the November Purchase Agreement, the Company may now purchase 12,650,000 Shares of Upside pursuant to the Warrant.

In connection with the December Purchase Agreement, the Company entered into an agreement dated December 5, 2016 to terminate (“Termination Agreement”) the Company’s three year Revolving Note Agreement and related Pledge Agreement (the “Liquidity Facility”) with Walker Digital, entered into in July 2016. Pursuant to the Liquidity Facility, Walker Digital had committed to provide debt financing to the Company at any time the Company had available cash of less than $2.0 million, subject to certain conditions. The Termination Agreement provides for a release of Walker Digital’s related security interest in 3,280,000 Class A Common Shares of Upside issuable under the Warrant.

Option Repricing

On January 12, 2017, the compensation committee of the Board of Directors, the Board of Directors and a stockholder of Walker Innovation entitled to vote 2,358,500 shares of the Company’s common stock, par value $0.001 (“Common Stock”) and 14,999,000 shares of Series B Preferred Stock, representing, collectively, approximately 82.3% of the outstanding voting stock of the Company entitled to vote on such date with respect to such corporate actions, approved a one-time stock Option Repricing program (the “Option Repricing”) to permit the Company to reprice certain options to purchase the Company’s Common Stock held by its current directors, officers and employees (the “Eligible Options”), which actions will become effective on the twentieth calendar day following the mailing to the Company’s stockholders of the definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission, which effectiveness date is currently expected to be February 19, 2017. Under the Option Repricing, as of the date the Option Repricing becomes effective, Eligible Options with an exercise price at or above $1.37 per share (expected to represent an aggregate of 2,743,000 options, or 58% of the total outstanding) will be amended to reduce such exercise price to the average daily volume weighted average closing price of the Common Stock on the OTCQB for the 20 trading day period immediately following such effective date or, if greater, the closing price of a share of the Company’s Common Stock, as reported by the OTCQB on the business day immediately prior thereto (currently expected to be February 17, 2017).

The Company will record the impact of the repricing (which will be a charge to operations over the remaining term of the options) in the first quarter of 2017. The charge is non cash and equity neutral and in the opinion of management will have no material impact on the operating activities of the Company.

Related Party Transactions

On November 28, 2016, the Company entered into a Release and Settlement Agreement with Walker Digital (the “Settlement Agreement”) relating to rights to indemnification from Walker Digital as a consequence of the settlement with a third party arising from such third party’s claims against Walker Digital related to certain patent families the Company received by recorded assignment from Walker Digital at the time of its formation in 2013. The terms of the Settlement Agreement were approved by the Audit Committee of the Company at a meeting held on November 21, 2016. The Settlement Agreement requires Walker Digital to pay the Company $125,000 in cash, or return to the Company shares of its common stock having a value of $125,000 within six months following the date of the Settlement Agreement and acknowledges the direct and indirect benefits received by the Company from Walker Digital in connection with the November Purchase Agreement as part of the consideration received in connection with the release of the Company’s indemnification claims against Walker Digital.

Business

The Company’s two primary segments of business, its Licensing and Enforcement business, and its Innovation Business, are described below:

Licensing and Enforcement

The Company seeks to develop, license and otherwise enforce patented technologies through its wholly owned subsidiaries. The Company generates revenues from the granting of intellectual property rights for the use of, or pertaining to, its patented technologies. The Company may also monetize its intellectual property through the sale and/or licensing of select patent assets. Patent protection is a key part of the Company’s business model, because it provides the Company with a period of exclusive ownership during which the Company has the opportunity to recoup risk capital and generate a profit from inventions. The Company has one ongoing patent licensing and enforcement campaign involving a specific family of patents.

All of our intellectual property assets were created with the goal of solving business problems, with the intent to achieve commercial status. However, it is our belief that certain of our inventions have become part of the commercial activities of other businesses without having been licensed, depriving us of financial value. As a result, focused patent enforcement and licensing activities are a component of our business strategy. During the past three fiscal years the Company has filed 12 patent infringement lawsuits  (including three counterclaims in declaratory judgment actions) involving 7 different patents. These enforcement efforts, along with enforcement and licensing efforts involving previously filed cases have resulted in over $6.3 million in gross revenue from settlement income since January, 2014. There are currently 2 litigation matters pending in the U.S. District Court for the District of Delaware and the Federal Circuit Court of Appeals. We continue to investigate other infringers and may expand enforcement activities to other unlicensed users of previously asserted patents. Our litigation matters are disclosed below under Item 3 –Legal Proceedings.

Intellectual Property/Patent Portfolio Overview

Our patent portfolio currently consists of approximately 300 US issued patents, as well as 15 pending patent applications and certain foreign counterpart patents and applications. Our patents describe inventions in areas such as authentication techniques, internet search, social networking and advertising and online transactions, among many others. They are relevant to a broad array of large and growing industries including data management, e-commerce, electronic and computer hardware, social networking and internet services, financial services, entertainment and video gaming, online education, manufacturing, security and state lotteries.

Furthermore, to optimize the quality of our intellectual property, we retain well-qualified patent attorneys to work on every stage of the patent procurement process, from ideation, through drafting, prosecution and appeals. Potentially, there may be valuable unasserted claims within the portfolio. We may file for additional patent protection based on some of our existing patents and patent applications when appropriate. In addition, all of our employees enter into confidentiality agreements with us, which includes a provision governing the assignment of inventions.

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

Innovation Business

The Company focuses on helping companies innovate more effectively and efficiently. The Company seeks to accomplish this by offering custom innovation services to large companies. Prior to March 31, 2016, the Company also had a product for small and medium businesses called “Haystack IQ”, however, as more fully described below the Company ceased operations of Haystack IQ at the end of the first quarter of 2016 and recorded a one-time non-recurring charge of $575,000.

Haystack IQ

Haystack IQ™ was a product that helped companies find complementary external resources in the global “haystack” of R&D investment that could accelerate improvements to their customer offerings and evolved out of The United States Patent Utility™. Haystack IQ was shut down at the end of the first quarter of 2016.

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

During 2016 the Company performed custom innovation services for Walker Digital, pursuant to a work order for a prototype project involving a Fortune 500 insurance company that previously retained Walker Digital to design and develop viable new business models. The business prototype to be developed had an approved budget of approximately $3.0 million that was funded through late 2016. With the expiration of its current work order, the Company is looking to identify one or more new custom innovation customers.

Initiation of Acquisition Efforts

Aided by the capital proceeds received under the Purchase Agreements (described above), the Company has initiated efforts to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. There can be no assurance the Company’s efforts in this regard will be successful.

Corporate History

In 2010, we sold our four previous operating units and determined that, following those transactions, we were a “shell company” as defined in Rule 12b-2 of the Exchange Act. As a result of the Merger described below, we ceased to be a shell company.

In connection with an Agreement and Plan of Merger dated as of July 11, 2013, Walker Holdings was formed as a limited liability company in the State of Delaware on June 3, 2013. Immediately prior to the closing of the related merger (the “Merger”) on September 18, 2013 (the “Closing Date”), Walker Digital, then the sole member of Walker Holdings, contributed Walker Licensing, a segment of Walker Digital, to Walker Holdings. Upon the closing of the Merger, our newly formed, wholly-owned subsidiary merged with and into Walker Holdings, and Walker Holdings became our wholly-owned subsidiary. Immediately following the Merger, the business of Walker Holdings became the business of the Company. Subsequent to the Closing Date, Walker Holdings changed its name to Inventor Holdings, LLC (“IH LLC”). On July 31, 2015, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the State of Delaware, pursuant to which the Company was renamed Walker Innovation Inc.

All of the patents we own through IH LLC f/k/a Walker Holdings were developed internally by Walker Digital, with Jay Walker as the lead inventor named on almost all patents issued. All improvements to these assets, together with the intellectual property associated with The United States Patent Utility, the predecessor to Haystack IQ, have been assigned pursuant to an Invention Assignment Agreement with Mr. Walker. While the terms of the Invention Assignment Agreement do not entitle us to any other intellectual property Mr. Walker may develop in the future, in view of his significant equity position in the Company and the Company’s platform for the protection of the intellectual property it holds, Mr. Walker may nevertheless determine to develop and commercialize intellectual property through the Company. The terms and conditions of any such transaction would be negotiated between Mr. Walker and our Audit Committee at the time of such determination.

Employees

As of February 7, 2017, we have 5 full-time employees and one part-time employee. In addition, although he is not an employee, Mr. Walker has and will continue to devote a portion of his working effort to us. Any future hiring decisions will be on an as-needed basis. At this time we believe our staffing is sufficient for our current operations.

Executive Officers of Our Company

Jonathan Siegel, formerly the Company’s President, Chief Legal Officer and Secretary, was elected by the Board as Chief Executive Officer on February 3, 2017. Mr. Siegel brings to the position a knowledge of existing operations, particularly Licensing and Enforcement, and experience as a corporate attorney, which can facilitate the Company’s acquisition efforts. Jonathan Ellenthal, Mr. Siegel’s predecessor, who resigned as Chief Executive Officer on February 3, 2017, will continue to serve the Company as Vice Chairman and as a member of the Executive Committee of the Board. Mr. Ellenthal intends to focus his professional efforts on the launch and development of Upside, in which the Company holds the Upside Warrant.

Set forth below is the information with respect to our executive officers:

Name	Age	Position
Jonathan Siegel	59	Chief Executive Officer and Secretary
Kara B. Jenny	47	Chief Financial Officer

Jonathan A. Siegel, Chief Executive Officer and Secretary. Mr. Siegel joined the Company in February 2014, as Chief Administrative Officer, General Counsel and Secretary. He was elected President, Chief Legal Officer and Secretary in May 2016 and Chief Executive Officer and Secretary on February 3, 2017. Prior to joining the Company he was Investment Manager and Legal Counsel for Bentham Capital, LLC, a litigation finance company providing funding for large commercial and patent disputes, from March 2013 to January 2014, and a consultant from November 2012 to February 2013. He served as Chief Administrative Officer, General Counsel and Chief Privacy Officer of Alclear, LLC, a biometric secure identification service, from June 2010 to June 2012. From March 2009 to April 2011 he served as Mayor of Irvington, New York and served as Trustee of Irvington prior to his election as Mayor. From December 1999 to January 2008, Mr. Siegel was employed by Synapse Group, Inc., a direct marketing subsidiary of Time Inc., most recently as Executive Vice President Publisher Relations and Legal Affairs. From 1994 to 1999 he served in various capacities for Brandt, Inc, a manufacturer of currency counting equipment, including as Executive Vice President and General Counsel and member of the Board of Directors. Mr. Siegel was Vice President and Associate General Counsel of Trian Group, LP, a merchant bank, from 1987 to 1994. He was a corporate associate at Rosenman & Colin LLP from 1983 to 1987. He received his BA from Colgate University in 1979 and his JD from The University of Chicago Law School in 1983. He is admitted to practice in New York. Pursuant to the Upside Services Agreement, as defined below, between the Company and Upside, an affiliate of the Company and Walker Digital, Mr. Siegel may perform certain services on behalf of the Company for Upside.

Kara B. Jenny, Chief Financial Officer. Ms. Jenny joined the Company in May 2014, prior to which she was the Chief Financial Officer of Fashion to Figure, a leading specialty retailer founded to create the ultimate full-fashion experience, which she joined in March 2013. Prior to Fashion to Figure, Ms. Jenny was with Bluefly.com, an online retail destination offering exclusive designer merchandise at a value, from May 1999 until December 2012. Ms. Jenny served as Bluefly’s Chief Financial Officer for five years and had previously served as Vice President of Finance prior to her promotion to Chief Financial Officer. Ms. Jenny began her career at Arthur Andersen LLP, and is a certified public accountant and a member of the American Institute of Certified Public Accountants. She received her B.S. in Accounting from Binghamton University. Pursuant to the Upside Services Agreement between the Company and Upside, a company controlled by Mr. Walker, Ms. Jenny may perform certain services on behalf of the Company for Upside.

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

Risks Related to our Company, our Business and our Industry

We have a recent history of significant operating losses, and our Innovation Business has limited operating history. While we did have net income of $16.9 during the year ended December 31, 2016, we experienced an operating loss of $5.3 million for the year ended December 31, 2016, and net losses of $10.4 million during the year ended December 31, 2015 and $15.6 million during the year ended December 31, 2014. As of December 31, 2016, we had an accumulated deficit of $21.6 million. The losses and accumulated deficit were primarily due to the costs associated with the Merger as well as investments we made to launch our new business as well as invest in litigation campaigns. We anticipate that cost of revenue and operating expenses will increase in the foreseeable future as we seek to continue to grow our business as well as look for new businesses. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer. Many of our efforts to generate revenue from our existing or potential new businesses (including Upside) are new and unproven and any failure to increase our revenue or generate revenue from new applications, services or businesses could prevent us from attaining profitability. Our prior losses, combined with any potential future losses, have adversely affected our stockholders’ equity and working capital position. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

Our financial and operating results may be uneven. Our quarterly operating results may fluctuate substantially. As such, our operating results will be difficult to predict, and you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our revenue goals include the progress and status of our litigations, including settlement negotiations, our ability to protect and enforce our intellectual property rights, changes in demand for products that incorporate our inventions, revenue recognition principles, variations in investments we hold (including Upside) and changes in accounting policies.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act. We intend to conduct our operations directly and through wholly or majority-owned subsidiaries, so that the Company and each of its subsidiaries do not fall within the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis, which we refer to as the “40% test.” For purposes of the 40% test, interests in majority-owned subsidiaries not relying on the exemption contained in Sections 3(c)(1) or 3(c)(7) of the Investment Company Act are excluded from the definition of “investment security.”

We intend to conduct our operations so that the Company and most, if not all, of its wholly and majority-owned subsidiaries will comply with the 40% test. We will monitor our holdings on an ongoing basis and in connection with each of our acquisitions to determine compliance with this test. We expect that most, if not all, of our wholly-owned and majority-owned subsidiaries will not be relying on exemptions under Section 3(c)(1) or 3(c)(7) of the Investment Company Act. Consequently, interests in these subsidiaries (which are expected to constitute most, if not all, of our assets) generally will not constitute “investment securities.” Accordingly, we believe that the Company and most, if not all, of its wholly and majority-owned subsidiaries will not be considered investment companies under Section 3(a)(1)(C) of the Investment Company Act.

A change in the value of our assets (including the Upside Warrant) could cause us or one or more of our wholly or majority-owned subsidiaries, including those relying on Section 3(c)(5)(B), to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the Company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

In addition, as discussed elsewhere, we may acquire a company or business by purchasing the securities of such company or business. However, we do not intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an “investment company” under the Investment Company Act and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder. We intend to operate any business we acquire in the future in a manner that will result in the availability of this exception from the definition of an “investment company.”

Although we intend to act to avoid classification as an “investment company,” the provisions of the Investment Company Act are extremely complex and it is possible that we may be classified as an inadvertent “investment company.” We intend to vigorously resist classification as an “investment company,” and to take advantage of any exemptions or exceptions from application of the Investment Company Act, which allow an entity a one-time option during any three-year period to claim an exemption as a “transient” investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given our limited resources.

If we were required to register the Company as an investment company but failed to do so, we would be prohibited from engaging in our business, and legal actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

New legislation, court decisions, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue. We expect to spend a significant amount of resources to enforce our patents. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office (the “USPTO”), or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue and any reductions in the funding of the USPTO could negatively impact the value of our assets. United States patent laws have been amended by the Leahy-Smith America Invents Act, or the America Invents Act. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation and patent validity challenges. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. At this time, it is not clear what, if any, long term impact the America Invents Act will have on the operation of our enforcement business. However, the America Invents Act and its implementation will increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

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

On June 19, 2014, the U.S. Supreme Court issued a landmark decision in which it impacted the standard for patentability of software and business method patents. Alice Corp. Pty. Ltd. v. CLS Bank Int’l, 134 S. Ct. 2347 (2014). Specifically, the U.S. Supreme Court stated that if you have an idea so abstract that it cannot be patented, simply tying it to a “generic computer cannot transform a patent-ineligible abstract idea into a patent-eligible invention.” The U.S. Supreme Court further stated that tying the abstract idea to “purely functional and generic” hardware would, similarly, not make the idea patentable. Arguably, the Alice decision is intended to limit the validity of poor quality software and business method patents. The Alice decision will provide accused infringers of software patents new arguments to challenge the validity of such patents. Practically, the effects of the Alice decision are still being assessed as patent holders, attorneys, the USPTO, and courts, are coping to determine the proper bounds of the Alice decision. The Alice decision could potentially have a negative effect on the validity of some of our patents.

On January 20, 2015, the U.S. Supreme Court decided another patent case, Teva Pharmaceuticals USA, Inc. v. Sandoz, Inc. In Teva, the Supreme Court overturned the long-standing practice that claim construction decision made by district courts were given de novo review on appeal. Instead, the Supreme Court held that when claim construction is based on extrinsic evidence, a district court’s findings of subsidiary facts are to be reviewed for clear error, while its ultimate claim construction is to be reviewed de novo. This change in how claim construction decisions are reviewed on appeal may have an impact on how parties handle patent litigation in the district courts. This could increase our litigation expenses. The full impact of the Teva decision on patent litigation at the district court level is yet to be determined.

On May 26, 2015, the U.S. Supreme Court decided Commil USA LLC v. Cisco Systems, Inc. In this case, the Supreme Court held that a good faith belief that a patent is invalid does not provide an accused infringer with a defense against a charge of inducing patent infringement. The Supreme Court stated that permitting such a defense would undermine the statutory presumption of validity enjoyed by issued U.S. patents under 35 U.S.C. § 282. The long term effect of this ruling is yet to be seen as it is implemented by the district courts. However, this ruling has eliminated a defense available to parties accused of inducing patent infringement. This result could be beneficial to our patent enforcement efforts.

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

More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO. We hold several pending patents applications and we may prosecute additional continuing patent applications. We have identified a trend of increasing patent applications each year, which may result in longer delays in obtaining approval of pending patent applications. The application delays could cause delays in recognizing revenue from these patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

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

Our Invention Assignment Agreement with Jay Walker Only Relates to Improvements to the Assets Transferred to Us in the Merger. Pursuant to the terms of the Invention Assignment Agreement we have entered into with Mr. Walker, we have been granted rights only in connection with improvements to the assets transferred to us in the Merger and that we developed, including The United States Patent Utility, the predecessor to Haystack IQ. Accordingly, we may not be entitled to any other intellectual property Mr. Walker may develop in the future, including intellectual property that Mr. Walker may choose to monetize and commercialize other than through Walker Innovation. Stockholders in the Company should not expect that Mr. Walker will seek to develop or commercialize intellectual property for the benefit of Walker Innovation, other than as explicitly provided for in the Invention Assignment Agreement, which may affect the value placed on the Company by industry analysts or other investors, which would likely affect the price at which our common stock trades in the public market.

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

Changes in interpretations of patent law could adversely impact our business. Our success in reexamination, Inter Partes Review (“IPR”) and enforcement proceedings will rely, in part, on the uniform and historically consistent application of patent laws and regulations. The courts’ interpretations of patent laws and regulations continue to evolve, and the courts may continue to alter or refine their application of laws and regulations. Changes or potential changes in judicial interpretation could have a negative impact on our ability to monetize our patent rights. Our ability to achieve and enforce litigation settlements, often in the form of license and/or patent sale agreements, may also be impacted by judicial interpretation. Further, such judicial interpretation may have unforeseeable collateral consequences, including affecting rights of our contractual counterparties and others holders not party to the matter being considered by such court.

Setbacks in defending and enforcing our patent rights could cause our revenue and cash flow to decline. Our assets include patents that will be integral to our business and revenues. Competitors and/or accused infringers may challenge the validity, scope, enforceability and ownership of those patents. Their challenges may include reexamination requests or IPRs in the patent and trademark office. Reexamination proceedings and IPRs are costly and time-consuming, and we cannot predict their outcome or consequences. Such proceedings may narrow the scope of our claims or may cancel some or all of our claims. If some or all of our patent claims are canceled, we could be prevented from enforcing or earning future revenues from such patents. We cannot assure that the validity and enforceability of our patents will be maintained or that our patents will be determined to be applicable to any particular product or standard. Even if our claims are not canceled, enforcement actions against alleged infringers may be stayed pending resolution of reexaminations or IPRs, or courts or tribunals reviewing our patent claims could make findings adverse to our interests based on facts presented in reexamination proceedings or IPRs. Irrespective of outcome, reexamination and IPR challenges may result in substantial legal expenses and diversion of management’s time and attention away from our other business operations. As a result of negotiations during pendency of the arbitration relating to the terms of a settlement and license agreement between Walker Digital and a third party, the parties entered into a settlement agreement dated June 10, 2016, pursuant to which Walker Digital paid the third party $250,000 and assigned 10 patent assets to the third party and the Company and its subsidiaries assigned 111 patent assets to the third party. The settlement agreement contains mutual releases, including a release by the third party of claims to the remaining patent assets of Walker Digital and the Company and its subsidiaries. None of the patents assigned to the third party in the settlement were being enforced in the Company’s licensing and enforcement litigation. On November 28, 2016, the Company entered into a Release and Settlement Agreement with Walker Digital (the “Settlement Agreement”) relating to rights to indemnification from Walker Digital as a consequence of the settlement with the third party. The terms of the Settlement Agreement were approved by the Audit Committee of the Company at a meeting held on November 21, 2016. The Settlement Agreement requires Walker Digital to pay the Company $125,000 in cash, or return to the Company shares of its Common Stock having a value of $125,000 within six months following the date of the Settlement Agreement and acknowledges the direct and indirect benefits received by the Company from Walker Digital in connection with the a sale of shares of Upside by the Company pursuant to the November Purchase Agreement as part of the consideration received in connection with the release of the Company’s indemnification claims against Walker Digital.

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

Historically, a significant portion of our revenue has been generated from settling litigation matters. The revenues we have generated were the result of settlement negotiations with certain defendants in connection with patent infringement cases. In the past, these revenues were one-time payments made under non-exclusive license agreement entered into by us and the defendants to settle such disputes. For the years ended December 31, 2016 and 2015, the amount of revenue we derived from counterparties representing more than 10% of our Licensing revenues was 85% (with two counterparties representing 55%, and 30%) and 99% (with three counterparties representing 48%, another 40% and a third 11%), respectively. We cannot assure you that all such current disputes or any future disputes will be settled in such a manner as to generate significant revenues in the future.

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

Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer. Our patent enforcement actions will be prosecuted exclusively in federal court. Federal trial courts that hear patent enforcement actions also hear criminal cases. Criminal cases always take priority over our actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings before federal judges, and as a result, we believe that the risk of delays in our patent enforcement actions will have a greater effect on our business in the future unless this trend changes.

In connection with patent enforcement actions that we may conduct, a court may rule that we have violated certain statutory, regulatory, federal, local or governing rules or standards, which may expose us to certain material liabilities. In connection with our patent enforcement actions we intend to bring or maintain, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if we are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm our operating results and our financial position. In this regard, in a suit filed by a Company subsidiary alleging patent infringement by Bed Bath & Beyond (“BBB”) in the United States District Court for the District of Delaware, Docket 14-448, the District Court awarded attorney’s fees and costs to BBB of approximately $933,000 on May 31, 2016. After obtaining a bond covering the award plus interest, the Company subsidiary filed an appeal to the Federal Circuit on October 11, 2016. A decision on that appeal is expected in the spring of 2017. No assurance can be given that the Company will not be required to pay such counsel fees in the full amount approved by the District Court, or additional counsel fees, or the timing of any such payment.

Our litigation may be time-consuming, costly and we cannot anticipate the results. We expect to spend a significant amount of our financial and management resources to pursue litigation matters. We believe that these litigation matters and others that we may in the future determine to pursue could continue for years and consume significant financial and management resources. The counterparties to our litigation matters are all large, well-financed companies with substantially greater resources than us. We cannot assure you that any of our litigation matters will result in a favorable outcome for us. In addition, even if we obtain favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the dispute. Also, we cannot assure you that we will not be exposed to claims or sanctions against us that may be costly or impossible for us to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects that could encumber our ability to develop and commercialize products.

Technology company stock prices are especially volatile, and this volatility may depress the price of our Common Stock. The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. We believe that various factors may cause the market price of our Common Stock to fluctuate, perhaps substantially, including, among others, the following:

•	announcements of developments in our patent enforcement actions;

•	developments or disputes concerning our patents;

•	our or our competitors’ technological innovations;

•	variations in our quarterly operating results;

•	our failure to meet or exceed securities analysts’ expectations of our financial results;

•	a change in financial estimates or securities analysts’ recommendations;

•	changes in management’s estimates of our financial performance;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents; and

•	failure to complete significant transactions.

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

Risks Related to our Common Stock

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.” Pursuant to Rule 144 under the Securities Act, (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were, until the consummation of the Merger, a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date on which the information that is required by Form 10 to register our securities under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is filed with the Commission. Therefore, any restricted securities we have sold or sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose, will have no liquidity until and unless such securities are registered with the Commission and/or until six months after the date of issuance and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our prior status as a “shell company” could prevent us in the future from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.

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

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our Common Stock. The Commission has adopted regulations which generally define so-called “penny stocks” as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our shares of Common Stock would be deemed to be a “penny stock” based upon the price of our Common Stock as of February 7, 2017 and as such are subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 exclusive of the value of their principal residence or annual income exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

We are a “controlled company” within the meaning of the Nasdaq and NYSE MKT rules and, as a result, we qualify for, and could rely on, exemptions from certain corporate governance requirements. Walker Digital controls a majority of our voting stock. As a result, we are a “controlled company” within the meaning of Nasdaq and NYSE MKT corporate governance standards. Under the Nasdaq rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company”, and if we are listed on Nasdaq we expect to utilize exemptions relating to certain Nasdaq corporate governance requirements, including:

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

Our Connecticut office, which serves as our corporate headquarters, is located at Two High Ridge Park, Stamford, Connecticut. We lease space pursuant to a Shared Services Agreement with Walker Digital. The Walker Digital lease will expire in September of 2018. The annual rent for the office space occupied by us is approximately $133,000. We believe that our existing facilities are adequate to accommodate our current business needs.

Item 3.	Legal Proceedings

Below is a brief description of material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of their property is the subject.

As described in our Annual Report on Form 10-K filed with the SEC on March 15, 2016, on April 8, 2014, IH LLC, a subsidiary of the Company, filed suit alleging infringement by Bed Bath & Beyond (“BBB”) of one or more claims of U.S. Patent No. 6,381,582 in the United States District Court for the District of Delaware, Docket No. 14-448. The complaint sought damages for past, present and future infringement. On August 21, 2015, the District Court granted a Motion for Judgment on the Pleadings by Bed Bath & Beyond, finding US Patent No. 6,381,582 invalid under 35 U.S.C. Section 101. IH LLC subsequently filed an appeal with the Federal Circuit challenging the District Court’s Section 101 Ruling. On April 7, 2016, the Federal Circuit affirmed the District Court’s ruling invalidating the patent. BBB sought its fees and costs for both the District Court and Federal Circuit proceedings from IH LLC. On May 31, 2016, the District Court granted, in part, BBB’s motion for attorney’s fees and costs and ordered a recalculation of these amounts, which were approved by the District Court in the amount of approximately $933,000 on July 14, 2016. IH LLC obtained a bond in the amount of $936,200 (which includes interest) and the parties filed a stipulation for approval of such bond and stay of execution of the fee award pending appeal, which stipulation was approved by the District Court. An appeal to the Federal Circuit was filed on October 11, 2016, and a decision on that appeal is expected in the spring of 2017.  No assurance can be given that the Company will not be required to pay such counsel fees in the full amount approved by the District Court, or additional fees, or the timing of any such payment.

As described in our Annual Report on Form 10-K filed with the SEC on March 15, 2016, on January 22, 2015, Alstom Grid, Inc. (“Alstom”) filed a complaint for declaratory judgment of non-infringement of U.S. Patent Nos. 5,828,751, 6,282,648, 6,289,453 and 8,549,310 against Certified Measurement LLC (“CM LLC”), a subsidiary of IH LLC, in the United States District Court for the District of Delaware, Docket No. 15-072. On February 5, 2015, CM LLC filed a counterclaim alleging infringement of one or more claims of such patents seeking damages for past, present and future infringement. On July 22, 2016, the Court held a claim construction hearing and a hearing on Alstom’s motion to invalidate the patents under 35 U.S. Code Section 101.  On August 3, 2016 the U.S. Magistrate Judge presiding over the claim construction hearing issued a report recommending that the District Court adopt the claim construction proposed by CM LLC. CM LLC entered into a settlement agreement with Alstom on December 2, 2016 and the litigation was dismissed with prejudice on January 9, 2017.

On December 8, 2016, CM LLC filed suit alleging infringement of one or more claims of U.S. Patent Nos. 5,828,751, 6,282,648, 6,289,453 and 8,549,310 against Yokogawa Corporation of America (“Yokogawa”).  An Answer is expected from Yokoagawa in the first quarter of 2017.

On April 12, 2011, Walker Digital filed suit alleging infringement of one or more claims of U.S. Patent 7,924,323 in the United States District Court for the District of Delaware, Docket No. 11-326. The complaint was filed against Canon U.S.A, Inc., Casio America, Inc., Eastman Kodak Co., Eye-Fi, Inc., Fujifilm U.S.A., Inc., Nikon, Inc., Olympus America, Inc., Pentax of America, Inc., Ricoh Americas Corporation, Samsung Electronics America, Sanyo North America Corporation, Sony Corporation of America and Sony Electronics, Inc. The complaint seeks damages and a permanent injunction. Walker Digital entered into a settlement agreement with Nikon, Inc. on December 19, 2011, Samsung Electronics America on June 14, 2012 and Canon U.S.A. Inc., on March 5, 2013. Walker Digital dismissed each settling party from this suit. On December 29, 2014, Sony Electronics, Inc. filed a request for Ex Parte Reexamination before the USPTO of US Patent 7,924,323. On August 12, 2015, a final rejection of all challenged claims in the Ex Parte Reexamination was received from the United States Patent and Trademark Office (“USPTO”). IH LLC, as assignee of U.S. Patent 7,924,323 and successor to Walker Digital in the litigation, reached settlement involving the asserted patent and related patents with Ricoh America’s Corporation in April, 2016, Casio America, Inc. in June, 2016, Xacti Corporation in July, 2016, Sanyo Electric Co., Ltd., Olympus Corporation, Sony Corporation (and its affiliates, the named defendants Sony Corporation of America and Sony Electronics Inc.) and Eye-Fi, Inc. in August, 2016 and Fujifilm U.S.A. in October, 2016.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB under the symbol “WLKR”.

The table below sets forth the high and low bid prices for our Common Stock as reported on the OTCQB for the two years ended December 31, 2016 and 2015.

Fiscal Year 2016	High	Low
First Quarter	$0.36	$0.13
Second Quarter	0.70	0.21
Third Quarter	0.68	0.32
Fourth Quarter	0.59	0.33

Fiscal Year 2015	High	Low
First Quarter	$2.70	$1.20
Second Quarter	2.20	1.20
Third Quarter	1.40	0.26
Fourth Quarter	0.50	0.19

As of February 7, 2017, there were 20,741,572 shares of Common Stock outstanding, held by over 200 holders of record and 14,999,000 shares of our Series B Preferred Stock, held by a single holder of record.

Dividend Policy

We have not paid any cash dividends on our Common Stock. Pursuant to our current strategy, we do not have a plan to pay cash dividends. However, in the future, the Board may change our strategy to one that includes a dividend or distribution on our capital stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our Common Stock that may be issued under our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,745,500	$2.38	861,842	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	4,745,500	$2.38	861,842

(1)	Our Amended and Restated 2006 Long-Term Incentive Plan was adopted by our stockholders on July 24, 2008. Our Amended and Restated 2015 Long-Term Incentive Plan was adopted on May 6, 2015. Collectively referred to as our “Long-Term Incentive Plans”.

(2)	The number of securities remaining available for future issuances includes 861,842 shares available under our Long-Term Incentive Plans.

Item 6.	Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Through our wholly-owned subsidiaries, we create, commercialize, license and, when necessary, legally enforce our homegrown portfolio of business innovations, which we acquired from our affiliate Walker Digital, LLC (“Walker Digital”). We also make our internal capacity for innovation available on a custom basis to help third-party companies compete and grow. These activities are conducted primarily through the following areas of focus:

•	We seek to commercialize our unique portfolio of intellectual property assets through our licensing and enforcement operations (“Licensing and Enforcement”);
•	We are available to large corporations that need custom innovation services to create, prototype and commercialize new businesses and new business methods that improve corporate performance; and
•	We provide value added services to The Upside Commerce Group, LLC, (“Upside”) an affiliate, and hold the Upside Warrant representing approximately 11% of the current aggregate outstanding limited liability company interests of Upside on a fully diluted basis.

In response to the challenging developments in the patent licensing and enforcement environment, the decision to cease operations of Haystack IQ, and the expiration of our custom innovation agreement, our current plan of operations includes a more focused Licensing and Enforcement program, seeking new customers for our custom innovation services and the initiation of an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within our current verticals or in new industry segments, or control of such operating businesses through contractual arrangements.

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

The Company was engaged in a legal action arising from claims related to certain patent families the Company and Inventor Holdings, LLC (“IH LLC”) received from Walker Digital by recorded assignment at the time of a September 18, 2013 merger involving GlobalOptions Group, Inc and Walker Digital (the “Merger”).  The legal action arose due to an adverse judicial decision relating to interpretation of the terms of a settlement agreement entered into by Walker Digital with a third party, prior to the Merger.  Although the judicial decision does not specifically address the Company’s patents, the Company was notified by the third party and its assignee, (collectively, the “Third Party”), that they believe the court's decision supports the Third Party’s claim that a large number of patents had been conveyed to the Third Party by assignment under the settlement agreement. The Third Party also indicated it may seek damages against the Company arising from that same set of facts. Walker Digital and the Company and its subsidiaries commenced arbitration on March 31, 2015 against the Third Party seeking reformation of the settlement agreement between the Third Party and Walker Digital. As a result of negotiations among the parties during pendency of the arbitration, the parties entered into a settlement agreement dated June 10, 2016, pursuant to which Walker Digital paid the Third Party $250 and assigned 10 patent assets to the Third Party and the Company and IH LLC assigned 111 patent assets to the Third Party. The settlement agreement contains mutual releases, including a release by the Third Party of claims to the remaining patent assets of Walker Digital and the Company and its subsidiaries. None of the patents assigned to the Third Party in the settlement were being enforced in the Company’s licensing and enforcement litigation. On November 28, 2016, the Company entered into a Release and Settlement Agreement with Walker Digital (the “Settlement Agreement”) relating to rights to indemnification from Walker Digital as a consequence of the settlement with the third party. The terms of the Settlement Agreement were approved by the Audit Committee of the Company at a meeting held on November 21, 2016. The Settlement Agreement requires Walker Digital to pay the Company $125 in cash, or return to the Company shares of its common stock having a value of $125 within six months following the date of the Settlement Agreement and acknowledges the direct and indirect benefits received by the Company from Walker Digital in connection with a sale of shares of Upside by the Company in the November Purchase Agreement (described below) as part of the consideration received in connection with the release of the Company’s indemnification claims against Walker Digital.

Overview

Our operating activities during fiscal 2016 were principally focused on the development, licensing and enforcement of our patent portfolios, performing custom innovation services, and helping to create value in our investment in Upside by providing services to them pursuant to the shared services agreement. During the first quarter of 2016, the Company ceased operations of its Haystack IQ product, and recorded a one-time non-recurring charge of approximately $575.

Licensing and Enforcement

Our Licensing and Enforcement revenues historically have fluctuated period to period, and can vary significantly, based on a number of factors including the following:

•	the dollar amount of agreements executed each period, which can be driven by the nature and characteristics of the technology or technologies being licensed and the magnitude of infringement associated with a specific licensee;

•	the specific terms and conditions of agreements executed each period including the nature and characteristics of rights granted, and the periods of infringement or term of use contemplated by the respective payments;

•	fluctuations in the total number of agreements executed each period;

•	the timing, results and uncertainties associated with patent filings and other enforcement proceedings relating to our intellectual property rights;

•	the relative maturity of licensing programs and patents during the applicable periods; and

•	other external factors, including developments in the law affecting patent enforcement.

All of the Licensing and Enforcement revenues were generated through settlement and non-exclusive license agreements. All of the agreements provide for a one-time payment to the Company. Generally we are willing to engage in settlement discussions with defendants at any appropriate time during the course of litigation. We will agree to settle a dispute with a defendant when we believe that such a settlement and the terms of the agreement are in the best interest of the Company and its shareholders. The environment for entering into such patent sale agreements or license agreements in the first half of 2015 was adversely affected by several significant developments in the intellectual property industry, including the continued effect of the Leahy-Smith America Invents Act of 2011 (including several new means by which challenges of our patents may be effected, including inter partes review proceedings) and the Supreme Court holding in the Alice Corp. v. CLS Bank International case, which called into question the patentability of computer software. In view of these trends (including our inability to enforce any patents that are the subject of inter partes review), we are anticipating that the revenues from Licensing and Enforcement will continue to be below historic levels.

Custom Innovation

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

During 2016 the Company performed custom innovation services for Walker Digital, pursuant to a work order for a prototype project involving a Fortune 500 insurance company that previously retained Walker Digital to design and develop viable new business models. The business prototype to be developed had an approved budget of approximately $3.0 million that was funded through late 2016. With the expiration of this agreement, the Company is seeking additional customers for its custom innovation business.

Upside Services Agreement and Warrant

In December 2015, the Company entered into the Upside Services Agreement with Upside (the “Upside Services Agreement”), a company affiliated with Walker Digital, the Company’s controlling stockholder, regarding the provision of executive management, marketing, legal and financial consulting services. There are no set deliverables contemplated by the Upside Services Agreement, and services are provides as needed pursuant to the hourly rates (approximately equal to the Company’s cost) specified in the Upside Services Agreement.

In connection with the Upside Services Agreement, the Company was granted the Upside Warrant to purchase limited liability company interests in Upside at an exercise price of $0.06 per Class A common share, which amount has been determined to equal the fair market value of such shares as of the date of issuance of the Upside Warrant. The Upside Warrant was issued to the Company by Jay Walker, who currently beneficially owns approximately 34% of the aggregate outstanding limited liability company interests of Upside on a fully diluted basis and controls Walker Digital, the Company’s controlling stockholder. The total Class A common shares that may be purchased pursuant to the exercise of the Upside Warrant was 16,400,000 shares, equal to approximately 16% of the then current aggregate outstanding limited liability company interests of Upside, on a fully diluted basis, and the transfer of such shares to the Company is subject to certain requirements, including the provision of an opinion of counsel that such would not result in Upside being deemed to be a publicly traded partnership for purposes of U.S. federal income tax law.

The Company entered into a Securities Purchase Agreement dated as of November 21, 2016 (the “November Purchase Agreement”) in connection with the sale of an aggregate of 2,500,000 Class A Common Shares (the “November Shares”) of Upside at $2.00 per share to a group of accredited investors (the “Investors”) in private resales not requiring registration under the Securities Act of 1933. The November Shares were issued upon exercise of a warrant to purchase Class A Common Shares at a price of $0.06 per share (the “Upside Warrant”), granted to the Company by Jay S. Walker, the controlling stockholder of the Company, Walker Digital and Upside. The total Class A Common Shares that could be purchased pursuant to the exercise of the Upside Warrant was originally 16,400,000 and, following the exercise in connection with the November Purchase Agreement, was 13,900,000. The sale of the November Shares to the Investors was consummated concurrently with entering into the November Purchase Agreement.

In December 2016, the Company entered into a Securities Purchase Agreement (the “December Purchase Agreement”) in connection with the sale of an aggregate of 1,250,000 Class A Common Shares (the “December Shares”) of Upside, at $2.00 per share to an existing investor in Upside in a private resale not requiring registration under the Securities Act of 1933. The Shares were issued upon exercise of the Warrant at a price of $0.06 per share. Giving effect to the sale of the November Shares and December Shares, the Company has raised gross proceeds of $7.5 million and retains the ability to purchase 12,650,000 Shares of Upside pursuant to the Upside Warrant, (11% on a fully diluted basis).

In connection with the December Purchase Agreement, the Company entered into an agreement dated December 5, 2016 to terminate (“Termination Agreement”) the Company’s three year Revolving Note Agreement and related Pledge Agreement (the “Liquidity Facility”) with Walker Digital, entered into in July 2016. Pursuant to the Liquidity Facility, Walker Digital had committed to provide debt financing to the Company at any time the Company has available cash of less than $2.0 million, subject to certain conditions. The Termination Agreement provides for a release of Walker Digital’s related security interest in 3,280,000 Class A Common Shares of Upside issuable under the Warrant.

The fair value of the Upside Warrant was determined using the Black-Scholes model to be $14.6 million as of December 31, 2016. The Company accounts for the Upside Warrant using fair value accounting, accordingly, for the year ended December 31, 2016, the Company recorded an unrealized gain of $14.1 million. In connection with the November and December Purchase Agreements, the Company recorded a realized gain of $7.1 million for the year ended December 31, 2016.

In connection with the issuance of the Upside Warrant in December of 2015, the Company recorded deferred revenue of $646 for the year ended December 31, 2015 and has amortized $330 and $25 of this deferred revenue into Other Income for the years ended December 31, 2016 and 2015 respectively.

Current Plan of Operation

The Company’s current plan of operations includes a more focused Licensing and Enforcement program, pursuit of customers for our custom innovation services, maximization of the value of the Upside Warrant and the initiation of an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. The Company expects to consider acquisition opportunities, if any, based on the circumstances presented by the business trends discussed above and the potential synergies and benefits to stockholders afforded by a particular opportunity.

Results of Operations

Year Ending December 31, 2016 Compared with Year Ending December 31, 2015

Net Income (Loss)

Net income for the year ended December 31, 2016 was $16.9 million, as compared to net loss of $10.4 million for the year ended December 31, 2015.  Included in Net income for the year ended December 31, 2016 is a unrealized gain of $14.1 million and a realized gain of $7.1 million both recorded in connection with its Upside Warrant and related sale of Upside shares.

Operating expenses of $7.7 million for the year ended December 31, 2016 included other legal and consulting fees of $1.4 million, patent prosecution and maintenance fees of $0.2 million, compensation and related benefits, of $3.8 million, which includes non-cash compensation of $1.7 million, professional fees of $1.0 million, general and administrative expenses of $0.8 million and a one-time non-recurring charge of $575 in connection with the ceased operations of Haystack IQ. Net revenue totaled $2.5 million for the year ended December 31, 2016.

Operating expenses of $11.2 million for the year ended December 31, 2015 included other legal and consulting fees of $2.0 million patent prosecution and maintenance fees of $0.5 million, compensation and related benefits, of $5.3 million, which includes includes non-cash compensation of $2.0 million, professional fees of $1.7 million, general and administrative expenses of $1.3 million and marketing expenses of $0.3 million. Net revenue totaled $0.7 million for the year ended December 31, 2015.

The Company accounts for the Upside Warrant using fair value accounting, accordingly, for the year ended December 31, 2016, the Company recorded an unrealized gain of $14.1 million. In connection with the November and December Purchase Agreements, the Company recorded a realized gain of $7.1 million for the year ended December 31, 2016.

Revenues

	(dollar amounts presented in thousands)
	For the Years Ended December 31,
	2016	2015	% Change
Licensing revenue	$1,642	$1,732	(5.2)%

Subscription revenue	75	144	(47.9)%

Custom Innovation (related party)	2,561	439	483.4%

Total revenue	$4,278	$2,315	84.8%

We recognized revenues of $4.3 million in 2016, an 85% increase compared to 2015 revenues of $2.3 million.

For the year ended December 31, 2016 we generated revenue from ten licensing agreements compared to three licensing agreements during fiscal 2015. Our revenues historically have fluctuated based on the number of patented technology portfolios, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights. Licensing revenues for the both years ended December 31, 2016 and 2015 were generated primarily in the fourth quarter.

The Company ceased operations of Haystack IQ at the end of the first quarter of 2016 and recorded a one-time non-recurring charge of $575. As of December 31, 2015 we had over 20 subscriptions in queue and we recognize the revenue from the custom innovation work based on the percentage of completion.

For the year ended December 31, 2016, the Company realized $2.6 million in revenue in connection with its Innovation Business compared to $0.4 million for the year ended December 31, 2015.

Cost of Revenue

Legal and Consulting Contingency Fees

Legal and consulting contingent fees for the years ended December 31, 2016 and 2015 were $35 and $71, respectively. As a percentage of licensing revenue, legal and consulting contingent fees were 2% during 2016 and 4% in 2015. Our legal and consulting contingent fees are dependent upon the realization of revenue. The improvement in the realization is attributed to the mix of cases using contingent firms compared to hourly firms, and the largest of the 10 cases settled during 2016 had no contingency fees associated with them.

Cost of Subscription Revenue

Cost of subscription revenue was comprised of compensation for Company employees within the software and systems engineering groups in addition to data costs and amortization expenses. For the years ended December 31, 2016 and 2015 this amount totaled $0.2 million and $1.2 million, respectively. This amount is disproportionate to the revenue as the Company had not achieved scale at which it could amortize its technology costs.

Cost of Custom Innovation Work

Costs of custom innovation work represent the staff and related other costs associated with any of the services provided. For the year ended December 31, 2016 and 2015, this amount totaled $1.6 million and $0.4 million, respectively.

Licensing and Enforcement Expenses

	(dollar amounts presented in thousands)
	For the Years Ended December 31,
	2016	2015	% Change
Other legal and consulting fees	$1,427	$2,074	(31.2)%

Patent prosecution and maintenance costs	164	449	(63.5)%

Total licensing and enforcement expenses	$1,591	2,523	(36.9)%

Other legal and consulting expenses for the years ended December 31, 2016 and 2015 were $1.4 million and $2.1 million, respectively.  The decrease in other legal and consulting fees during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was mainly attributable to the reduced number of cases. The decrease would have been greater, were it not for a court ruling in the first half of 2016 that would require the Company to pay $0.9 million in legal and filing fees. Although the Company expensed the full amount it has filed an appeal. Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for the year ended December 31, 2016 decreased to $0.2 million from $0.4 million for the same period in 2015. Patent prosecution and maintenance expenses are related to legal fee and Patent Trademark Office expenses for reexaminations and patent prosecutions.

General and Administrative Expenses

	(dollar amounts presented in thousands)
	For the Years Ended December 31,
	2016	2015	% Change
Compensation and benefits	$3,793	$5,288	(28.3)%

Professional fees	969	1,721	(43.7)%

General and administrative	814	1,649	(50.6)%

Restructuring expenses	575	—	N/A %

Total general & administrative expenses	$6,151	$8,658	(28.9)%

Compensation and benefits expense for the years ended December 31, 2016 and 2015 were $3.8 million and $5.3 million, respectively and includes share based compensation of $1.7 million and $2.1 million for the year ended December 31, 2016 and 2015, respectively. Compensation and benefits expense decreased by approximately $1.5 million, or 28%, for fiscal 2016 as compared to fiscal 2015. In addition, included in other income of $0.9 million is $0.5 million of advisory fees that we received from Upside in connection with services that we provided to them. When offset against compensation and benefits expense, compensation and benefits decreased by 38%. The decrease in compensation and benefits can be primarily attributable to the decrease in the average number of full time active employees during fiscal December 31, 2016 compared to fiscal December 31, 2015.

Professional fees for the year ended December 31, 2016 decreased by 44% and totaled approximately $1.0 million and related primarily to accounting and legal fees of $0.5 million, board and advisory fees of $294, investor and public relation costs of $79 and public company expenses of $126. Professional fees for year ended December 31, 2015 totaled approximately $1.7 million and related to fees paid to outside corporate counsel of $297, accounting and audit of $237, public company expenses of $91, board of directors and advisors of $575, investor relations of $336 and consulting expenses related to Haystack IQ of $192.

Total general and administrative expenses decreased by 51% to $814 for the year ended December 31, 2016, compared to $1,649 for the year ended December 31, 2015. The decrease is attributed to decreases in: marketing of $300, computer services of $213, travel and meals of $95, recruiting expenses of $28, office space of $82 and depreciation of $45, and is partially offset by an increase in taxes due of $94.

In addition, in connection with closing of Haystack IQ business, the Company recorded approximately $575 in one time, non-recurring restructuring charge during the year ended December 31, 2016. These costs consist primarily of severance and other employee costs of $172, write off of prepaid expenses of $69, accelerated amortization of $213 and other costs, including obligations for leases, legal and allowance for doubtful accounts of $121.

Unrealized and Realized Gain

For the year ended December 31, 2016, the Company recorded a non-cash, unrealized gain of $14.1 million in connection with recording the Upside Warrant at fair value. The Company accounts for the Upside Warrant using the fair value option and therefore recorded the non-cash, unrealized gain as a change in fair value in its Consolidated Statement of Operations.

In connection with the exercise and sale of the November Shares and December Shares from the Upside Warrant the Company recognized a realized gain of $7.1 million during the year ended December 31, 2016.

Other Income

Included in other income of $917 is $461 received from Upside in connection with services provided as well as $331 of amortization in connection with the Upside Warrant and $125 of other income due from Walker Digital in connection with a Settlement Agreement.

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

Liquidity and Capital Resources

Our current assets were $10.7 million at December 31, 2016, including $10.3 million of cash and cash equivalents. Working capital amounted to $9.7 million as of December 31, 2016. We have narrowed the focus of our litigation business to those patent families that we believe will yield the highest return and we have discretion as to whether the associated legal costs are incurred hourly or on a contingent basis. We believe we have the ability to manage our expenses while we grow our top line and therefore believe that the Company's cash and cash equivalents is sufficient to meet our liquidity needs for at least the next twelve months.

Cash used in operating activities was approximately $2.9 million for the year ended December 31, 2016. During fiscal 2016, the Company spent approximately $0.6 million related to its Innovation Businesses (and its predecessor), generated net cash of $0.3 million from its Licensing and Enforcement business and spent $2.6 million on corporate activities. The Company generated $7.3 million from investing activities from the sale of shares of Upside stock.

Contractual Obligations

We had no significant commitments for capital expenditures and we have no committed lines of credit or other committed funding or long-term debt as of December 31, 2016.

Off-Balance Sheet Transactions

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Recently Issued Accounting Pronouncements

See Note 3 to our Consolidated Financial Statements as of December 31, 2016, included elsewhere in this document.

Item 8.	Financial Statements and Supplementary Financial Data

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2016, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Jonathan Siegel, formerly the Company’s President, Chief Legal Officer and Secretary, was elected by the Board as Chief Executive Officer on February 3, 2017. Mr. Siegel brings to the position a knowledge of existing operations, particularly Licensing and Enforcement, and experience as a corporate attorney, which can facilitate the Company’s acquisition efforts. Jonathan Ellenthal, Mr. Siegel’s predecessor, who resigned as Chief Executive Officer on February 3, 2017, will continue to serve the Company as Vice Chairman and as a member of the Executive Committee of the Board. Mr. Ellenthal intends to focus his professional efforts on the launch and development of Upside, in which the Company holds the Upside Warrant.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, and regarding our Audit Committee is included under the captions “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “—Role of the Audit Committee” in our Proxy Statement related to the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

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

The information appearing under the headings “Director Compensation” and “Executive Compensation” which is hereby incorporated by reference from our definitive Proxy Statement relating to the 2017 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the SEC within 120 days of December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Executive Compensation,” is hereby incorporated by reference from our definitive Proxy Statement relating to the 2017 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the SEC within 120 days of December 31, 2016.

Item 13.	Certain Relationships and Related Transactions, Director Independence

The information appearing under the headings “Certain Relationships and Related Transactions” is hereby incorporated by reference from our definitive Proxy Statement relating to the 2017 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the SEC within 120 days of December 31, 2016.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the captions “Item 2: Ratification of Appointment of Marcum LLP, as Independent Auditors — Audit Fees” and “—Pre-Approval Policies and Procedures” is hereby incorporated by reference from our definitive Proxy Statement relating to the 2017 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the SEC within 120 days of December 31, 2016.

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

WALKER INNOVATION INC.

February 7, 2017	By:	/s/ Jonathan Siegel
(Date Signed)		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jay Walker	Executive Chairman of the Board of Directors	February 7, 2017
Jay Walker

/s/ Jonathan Siegel	Chief Executive Officer (Principal Executive Officer)	February 7, 2017
Jonathan Siegel

/s/ Jonathan Ellenthal	Vice Chairman of the Board of Directors	February 7, 2017
Jonathan Ellenthal

/s/ Nathaniel J. Lipman	Director	February 7, 2017
Nathaniel J. Lipman

/s/ Richard J. Salute	Director	February 7, 2017
Richard J. Salute

/s/ Sharon Barner	Director	February 7, 2017
Sharon Barner

/s/ Harvey W. Schiller, Ph.D.	Director	February 7, 2017
Harvey W. Schiller, Ph.D.

/s/ Kara B. Jenny	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	February 7, 2017
Kara B. Jenny

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated July 11, 2013, by and among GlobalOptions Group, Inc., GO Merger Sub, LLC, Walker Digital, LLC and Walker Digital Holdings, LLC (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on July 15, 2013).*

2.1a	Amendment to Agreement and Plan of Merger dated as of September 18, 2013, by and among GlobalOptions Group, Inc., GO Merger Sub LLC, Walker Digital, LLC and Walker Digital Holdings, LLC (filed as Exhibit 2.2 to our Current Report on Form 8-K filed on September 24, 2013).*

2.2	Certificate of Merger of Walker Digital Holdings, LLC (filed as Exhibit 2.3 to our Current Report on Form 8-K filed on September 24, 2013).*

3.1	Certificate of Incorporation of Patent Properties, Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on September 24, 2013).*

3.1a	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on September 24, 2013).*

3.1b	Certificate of Elimination of the Series D Convertible Preferred Stock (filed as Exhibit 3.3 to our Current Report on Form 8-K filed on July 15, 2013).*

3.1c	Certificate of Elimination of the Series A Junior Participating Preferred Stock. (filed as Exhibit 3.4 to our Current Report on Form 8-K filed on September 24, 2013).*

3.1d	Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 3.5 to our Current Report on Form 8-K filed on September 24, 2013).*

3.1e	Amendment to Certificate of Incorporation dated November 12, 2013 (filed as Exhibit 3.10 to Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-191783) filed on February 7, 2014).*

3.1f	Amendment to Certificate of Incorporation effective July 31, 2015 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on August 6, 2015).*

3.3	Bylaws (filed as Exhibit 3.6 to our Current Report on Form 8-K filed on September 24, 2013).*

3.3a	Amendment to Bylaws (filed as Exhibit 3.7 to our Current Report on Form 8-K filed on September 24, 2013).*

3.3b	Amendment to Bylaws (filed as Exhibit 3.8 to our Current Report on Form 8-K filed on September 24, 2013).*

3.3c	Amendment to Bylaws (filed as Exhibit 3.9 to our Current Report on Form 8-K filed on September 24, 2013).*

3.3d	Amendment to Bylaws (filed as Exhibit A to our Form DEF14A (other definitive proxy statements) filed on April 12, 2016).*

4.1	Rights Agreement, dated as of September 7, 2010, between GlobalOptions Group, Inc. and Continental Transfer & Trust Company (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on September 8, 2010).*

4.1a	Amendment No. 1 to Rights Agreement, dated as of March 26, 2012 between GlobalOptions Group, Inc. and Continental Transfer & Trust Company (filed as Exhibit 4.2 to our Annual Report on Form 10-K filed on March 30, 2012).*

Exhibit No.	Description

4.1b	Amendment No. 2 to Rights Agreement, dated as of March 26, 2012 between GlobalOptions Group, Inc. and Continental Transfer & Trust Company (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on September 9, 2013).*

4.1c	Amendment No. 3 to Rights Agreement, dated as of March 26, 2012 between GlobalOptions Group, Inc. and Continental Transfer & Trust Company (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on September 23, 2013).*

4.2	Restricted Stock Agreement, dated July 11, 2013, by and between GlobalOptions Group, Inc. and Broadband Capital Management LLC (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on July 15, 2013).*

4.3	Lock-Up Agreement dated July 11, 2013, by and between GlobalOptions Group, Inc. and Broadband Capital Management LLC (filed as Exhibit 10.5 to our Current Report on Form 8-K filed on July 15, 2013).*

4.4	Lock-Up Agreement dated July 11, 2013, by and between GlobalOptions Group, Inc. and Walker Digital LLC (filed as Exhibit 10.6 to our Current Report on Form 8-K filed on July 15, 2013).*

4.4a	Amendment to Lock-Up Agreement by and between GlobalOptions Group, Inc. and Walker Digital LLC, dated as of September 18, 2013 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on September 27, 2013).*

4.5	Restricted Stock Agreement dated as of September 18, 2013, by and between IP Navigation Group, LLC, and GlobalOptions Group, Inc. (filed as Exhibit 4.10 to our Current Report on Form 8-K filed on September 24, 2013).*

4.6	Lock-Up Agreement dated September 18, 2013, by and between IP Navigation Group, LLC and GlobalOptions Group, Inc. (filed as Exhibit 4.9 to our Current Report on Form 8-K filed on September 24, 2013).*

4.7	Revolving Promissory Note between Walker Innovation Inc. and Walker Digital, LLC, dated as of July 19, 2016 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on July 20, 2016).*

10.1	Amended and Restated 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 30, 2008).* †

10.2	The Patent Properties, Inc. Amended and Restated Long-term Incentive Plan, effective March 2, 2015 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 13, 2015).* †

10.3	Amended and Restated 2006 Employee Stock Purchase Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on July 30, 2008).* †

10.4	Form of Option Grant Agreement under the Patent Properties Inc. Amended and Restated 2006 Long-term Incentive Plan (filed as Exhibit 10.4 to our Annual Report on Form 10-K filed on March 15, 2016).* †

10.5	Form of Option Grant Agreement under The Patent Properties, Inc. Amended and Restated Long-term Incentive Plan, effective March 2, 2015 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 13, 2015).* †

10.6	Employment Agreement and Non-Competition and Confidentiality Agreement, dated as of September 18, 2013, between Jonathan Ellenthal and GlobalOptions Group, Inc. (filed as Exhibit 10.24 to our Current Report on Form 8-K filed on September 24, 2013).* †

10.6a	Termination Agreement, dated as of February 3, 2017, between Jonathan Ellenthal and Walker Innovation Inc. †

10.7	Executive Employment Agreement, dated as of February 10, 2014, between Jonathan Siegel and Patent Properties, Inc. (filed as Exhibit 10.41 to Amendment No. 5 to our Registration Statement on Form S-1 (No. 333-191783) filed on February 13, 2014).* †

10.8	Executive Employment Agreement, dated as of May 27, 2014, between Kara B. Jenny and Patent Properties, Inc. (filed as Exhibit 10.42 to our Current Report on Form 8-K filed on May 28, 2014).* †

Exhibit No.	Description

10.9	Support Agreement, dated March 26, 2012, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc. (filed as Exhibit 10.26 to our Annual Report on Form 10-K filed on March 30, 2012).*

10.9a	Amendment to Support Agreement, dated March 26, 2012, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc. (filed as Exhibit 10.26 to our Current Report on Form 8-K filed on September 24, 2013).*

10.10	Registration Rights Agreement, dated March 26, 2012, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc. (filed as Exhibit 10.27 to our Annual Report on Form 10-K filed on March 30, 2012).*

10.10a	Amendment to Registration Rights Agreement, dated July 22, 2013, by and between Genesis Capital Advisors LLC, Genesis Opportunity Fund, L.P., Genesis Asset Opportunity Fund, L.P. and GlobalOptions Group, Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on July 23, 2013).*

10.11	Shared Services Agreement, dated as of July 11, 2013, by and between GlobalOptions Group, Inc. and Walker Digital Management, LLC (filed as Exhibit 10.8 to our Current Report on Form 8-K filed on July 15, 2013).*

10.12	Form of Indemnification Agreement between GlobalOptions Group, Inc. and its new directors and officers (filed as Exhibit 10.30 to our Current Report on Form 8-K filed on September 24, 2013).*

10.13	Registration Rights Agreement, dated September 18, 2013, by and between GlobalOptions Group, Inc. and the holders party thereto (filed as Exhibit 10.31 to our Current Report on Form 8-K filed on September 24, 2013).*

10.14	Subscription, Purchase and Investment Agreement dated as of September 18, 2013, by and between Walker Digital, LLC, GlobalOptions Group, Inc. and the investors party thereto (filed as Exhibit 10.32 to our Current Report on Form 8-K filed on September 24, 2013).*

10.15	Bill of Sale, Assignment and Assumption Agreement dated as of September 18, 2013, by and between Walker Digital, LLC, and Walker Digital Holdings, LLC (filed as Exhibit 10.33 to our Current Report on Form 8-K filed on September 24, 2013).*

10.16	Invention Assignment Agreement dated as of January 20, 2014 by an among Patent Properties, Inc., Investor Holdings LLC and Jay Walker (filed as Exhibit 10.39 to Amendment No. 2 to our Registration Statement on Form S-1 (No. 333-191783) filed on January 22, 2014).*

10.17	Engagement letter dated as of January 24, 2011 between Walker Digital, LLC and IP Navigation Group, LLC (filed as Exhibit 10.36 to Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-191783) filed on February 7, 2014).*

10.17a	Amendment to Engagement Letter dated as of August 8, 2012 between Walker Digital, LLC and IP Navigation Group, LLC (filed as Exhibit 10.37 to Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-191783) filed on February 7, 2014).*

10.17b	Second Amendment to Engagement Letter dated as of August 2013 between Walker Digital, LLC and IP Navigation Group, LLC (filed as Exhibit 10.38 to Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-191783) filed on February 7, 2014).*

10.18	Registration Rights Agreement, dated as of February 10, 2014, by and between Patent Properties, Inc. and the holders party thereto (filed as Exhibit 10.39 to Amendment No. 4 to our Registration Statement on Form S-1 (No. 333-191783) filed on February 22, 2014).*

Exhibit No.	Description

10.19	Registration Rights Indemnification Agreement, dated as of February 10, 2014, by and between Patent Properties, Inc. and Walker Digital, LLC (filed as Exhibit 10.40 to Amendment No. 4 to our Registration Statement on Form S-1 (No. 333-191783) filed on February 22, 2014).*

10.20	Engagement Agreement between Walker Innovation Inc. and Walker Digital, LLC, dated as of August 20, 2015 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 24, 2015).*

10.21	Work Order dated as of August 20, 2015 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 24, 2015).*

10.22	Shared Services Agreement between Walker Innovation Inc. and Flexible Travel Company, LLC, dated as of December 4, 2015 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2016).*

10.22a	Amendment to Shared Services Agreement between Walker Innovation Inc. and Flexible Travel Company, LLC, dated as of March 4, 2016 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2015).*

10.23	Warrant dated as of December 4, 2015 among Jay S. Walker, Walker Innovation Inc. and Flexible Travel Company, LLC (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 10, 2015).*

10.23a	Amendment to Warrant Agreement dated as of November 29, 2016 among Jay S. Walker, Walker Innovation Inc. and The Upside Commerce Group, LLC.

10.23b	Amendment to Warrant Agreement dated as of December 5, 2016 among Jay S. Walker, Walker Innovation Inc. and The Upside Commerce Group, LLC.

10.24	Pledge Agreement between Walker Innovation Inc. and Walker Digital, LLC, dated as of July 19, 2016 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2016).*

10.24a	Termination of Revolving Promissory Note and Pledge Agreement between Walker Innovation Inc. and Walker Digital, LLC, dated as of December 5, 2016 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 6, 2016).*

10.25	Securities Purchase Agreement by and among Walker Innovation Inc., Jay S. Walker, Zwieg-Dimenna International Limited and Zwieg-Dimenna Partners, L.P., dated as of November 21, 2016 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 28, 2016).*

10.26	Release and Agreement by and among Walker Innovation Inc., Inventor Holdings, LLC, Certified Measurement, LLC, Walker Digital, LLC and Jay S. Walker, dated as of December 5, 2016 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 28, 2016).*

10.27	Securities Purchase Agreement by and among Walker Innovation Inc., Jay S. Walker and Leucadia National Corporation, dated as of December 5, 2016 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 6, 2016).*

21.1	Subsidiaries of Walker Innovation Inc.

23.1	Consent of Marcum LLP

31.1	Certification of Jonathan Siegel, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kara B. Jenny, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1	Certification of Jonathan Siegel, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kara B. Jenny, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Incorporated herein by reference.

† Indicates a management contract or compensatory plan.

WALKER INNOVATION INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Walker Innovation Inc.

We have audited the accompanying consolidated balance sheets of Walker Innovation Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walker Innovation Inc. and Subsidiaries, as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

Marcum llp

New York, NY

February 7, 2017

WALKER INNOVATION INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amount)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$10,285	$5,858
Short-term investment	25	50
Accounts receivable, net	—	839
Other receivable	—	19
Prepaid expenses and other current assets	398	634
Total current assets	10,708	7,400

Property and equipment, net	9	256

Other Assets:
Investment, at fair value	14,621	672
Investment, at cost	250	250
TOTAL ASSETS	$25,588	$8,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$214	$423
Accrued expenses	461	504
Deferred software costs	—	63
Deferred revenue	316	346
Billings in excess of cost, due from related parties	—	1,061
Total current liabilities	991	2,397

Deferred revenue – long term portion	—	310

TOTAL LIABILITIES	991	2,707

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 15,000,000 shares authorized	—	—
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding	15	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,134,744 shares issued as of December 31, 2016 and 2015 respectively	21	21
Treasury stock, 393,172 shares, at cost	(840)	(840)
Additional paid-in capital	46,985	45,136
Accumulated deficit	(21,584)	(38,461)
TOTAL STOCKHOLDERS' EQUITY	24,597	5,871
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,588	$8,578

The accompanying notes are an integral part of these consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

	December 31,
	2016	2015
Revenues:
Licensing fees	$1,642	$1,732
Subscription revenue	75	144
Custom innovation – related party	2,561	439
Total revenues	4,278	2,315

Cost of Revenues:
Legal and consulting contingency fees	35	71
Cost of subscription revenue	200	1,183
Cost of custom innovation	1,572	372
Total cost of revenues	1,807	1,626

Net revenue	2,471	689

Operating expenses:
Other legal and consulting fees	1,427	2,074
Patent prosecution and maintenance fees	164	449
Compensation and benefits, includes non cash compensation of $1.7 million and $2.1 million, for 2016 and 2015, respectively	3,793	5,288
Professional fees	969	1,721
General and administrative	814	1,649
Restructuring expenses	575	—
Total operating expenses	7,742	11,181

Operating loss	(5,271)	(10,492)

Other income – related party	917	75
Unrealized gain on investment	14,103	—
Realized gain on sales of investment	7,121	—
Interest income	7	15

Net income (loss)	$16,877	$(10,402)

Net income (loss) per common share
Basic	$0.81	$(0.50)
Diluted	$0.47	$(0.50)

Weighted average common shares outstanding
Basic	20,742	20,742
Diluted	35,973	20,742

The accompanying notes are an integral part of these consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Series B Convertible Preferred Stock		Common Stock		Treasury Stock,		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2015	14,999	$15	21,135	$21	394	$(840)	$42,902	$(28,059)	$14,039
Stock based compensation	—	—	—	—	—	—	2,234	—	2,234
Net loss for the year ended December 31, 2015	—	—	—	—	—	—	—	(10,402)	(10,402)
Balance December 31, 2015	14,999	15	21,135	21	394	(840)	45,136	(38,461)	5,871
Stock based compensation	—	—	—	—	—	—	1,849	—	1,849
Net income for the year ended December 31, 2016	—	—	—	—	—	—	—	16,877	16,877
Balance December 31, 2016	14,999	$15	21,135	$21	394	$(840)	$46,985	$(21,584)	$24,597

The accompanying notes are an integral part of these consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	December 31,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$16,877	$(10,402)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on investment	(14,103)	—
Realized gain on investment	(7,121)
Stock-based compensation	1,849	2,234
Depreciation and amortization	36	81
Accelerated amortization related to write off of Haystack IQ asset	213
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable and other receivable	858	(836)
Prepaid and other current assets	236	(179)
Increase (decrease) in:
Accounts payable	(209)	(767)
Accrued expenses	(105)	(208)
Deferred expenses and deferred revenue	(1,404)	887
Net cash used in operating activities	(2,873)	(9,190)

Cash Flows from Investing Activities:
Proceeds from sales of investment	7,500	—
Exercise of Upside warrant	(225)
Purchase of property and equipment and capitalized software costs	—	(309)
Net change in short-term investment	25	(50)
Net cash provided by (used in) investing activities	7,300	(359)

Cash Flows from Financing Activities:
	—	—
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	$4,427	$(9,549)
Cash and cash equivalents
Beginning	$5,858	$15,407
Ending	$10,285	$5,858

Supplemental disclosure of non-cash investing and financing transactions
Investment granted for services to be provided	$—	$(672)

The accompanying notes are an integral part of these consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars, except per share amounts)

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

In response to the challenging developments in the patent licensing and enforcement environment, the decision to cease operations of Haystack IQ and the expiration of our custom innovation agreement, the Company’s current plan of operations includes a more focused Licensing and Enforcement program, seeking new customers for our custom innovation services and the initiation of an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements.

Walker Digital, LLC (“Walker Digital”), a related party, is the owner of 82% of the voting interest in the Company and owns approximately 49% of the economic interest in the Company.

NOTE 2. SEGMENT INFORMATION

Nature of Business

The Company’s two primary segments of business, its Licensing and Enforcement business, and the operations of its Innovation Business, are described below:

Licensing and Enforcement

The Company seeks to develop, license and otherwise enforce patented technologies through its wholly owned subsidiaries. The Company generates revenues from the granting of intellectual property rights for the use of, or pertaining to, its patented technologies. The Company also monetizes its intellectual property through the sale of select patent assets. Patent protection is a key part of the Company’s business model, because it provides the Company with a period of exclusive ownership during which the Company has the opportunity to recoup risk capital and generate a profit from inventions. The Company has one ongoing patent licensing and enforcement campaign involving a specific family of patents.

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

Haystack IQ

Haystack IQ™ was a product that helped companies find complementary external resources in the global “haystack” of R&D investment that could accelerate improvements to their customer offerings and evolved out of The United States Patent Utility™. Haystack IQ was shut down at the end of the first quarter of 2016.

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

The Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity or corporate expense for management and administrative services that benefit both segments. Because of this unallocated income and expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would report as a stand-alone business.

Key financial information by reportable segment for years ended December 31, 2016 and 2015 is as follows:

For the Year Ended December 31, 2016	Litigation and Enforcement	Innovation(1)		Corporate	Total
Net revenue(1)	$1,607	$864	(1)	$—	$2,471
Expenses	(2,039)	(850)	(2)	(4,853)	(7,742)
Operating income (loss)	(432)	14		(4,853)	(5,271)
Unrealized gain	—	—		14,103	14,103
Realized gain	—	—		7,121	7,121
Other income	—	—		917 (4)	917
Interest income	—	—		7	7
Net income (loss)	$(432)	$14		$17,295	$16,877

For the Year Ended December 31, 2015	Litigation and Enforcement	Innovation(1)	Corporate	Total
Net revenue(3)	$1,662	$(973) (3)	$—	$689
Expenses	(2,872)	(2,023)	(6,286)	(11,181)
Operating (loss)	(1,210)	(2,996)	(6,286)	(10,492)
Other income	—	—	75	75
Interest income	—	—	15	15
Net (loss)	$(1,210)	$(2,996)	$(6,196)	$(10,402)

(1)	Includes $2.6 million of revenue from related party in connection with work subcontracted to us from a third party.

(2)	Includes the one time non-recurring charge of $575 in connection with the closing of Haystack IQ.

(3)	Includes $439 of revenue from related party in connection with work subcontracted to us from a third party.
(4)	Includes $461 of income from Upside, in connection with the Upside Shared Service Agreement and $125 of income related to the Settlement Agreement with Walker Digital.

Capital expenditures for the years ended December 31, 2016 and 2015 was $0 and $310 respectively and was spent in connection with the Innovation business.

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

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with US GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include stock-based compensation and the valuation allowance related to the Company’s deferred tax assets, revenue recognition and establishing the value of its investments. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

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

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common stock by the weighted-average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. As of December 31, 2016 and 2015, the following common stock equivalents were outstanding:

	2016	2015

Common Stock options	4,745,500	4,263,166
Common Stock warrants (1)	—	1,980,318
Preferred Stock	14,999,000	14,999,000
Contingency shares	—	2,166,667
Potentially dilutive securities	19,744,500	23,409,151

(1)	The Warrants had an exercise price of $3.00 per share and expired in September 2016.

A reconciliation of basic and diluted EPS is given in the following table:

Year ended December 31, 2016	Net Income (loss)	Shares	Amount per Share
Basic EPS	$16,877	20,741,572	$0.81
Effect of Dilutive Securities:	—	15,231,659	—
Diluted EPS	$16,877	35,973,231	$0.47

Year ended December 31, 2015
Basic EPS	$(10,402)	20,741,572	$(0.50)
No effect of Dilutive Securities: anti-dilutive	—	—	—
Diluted EPS	$(10,402)	20,741,572	$(0.50)

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

Costs Associated with Revenue

Licensing and Enforcement

Contingent legal and consulting fees are expensed in the Consolidated Statements of Operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal and consulting fees are required to be paid; however, the Company may be liable for certain out of pocket legal and consulting costs incurred pursuant to the underlying legal and consulting services agreement. Legal fees advanced to contingent law firms, if any, that are required to be paid in the event that no license recoveries are obtained are expensed as incurred and included in liabilities in the accompanying Consolidated Balance Sheets.

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

Fair Value Measurements

The carrying amounts of cash and cash equivalents, the short term investment, accounts receivable, accounts payable and other current liabilities, approximate fair value due to the short-term nature of these instruments.

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

The Company elected the fair value option for its investment in The Upside Commerce Group, LLC, formerly known as Flexible Travel Company, LLC (“Upside”). As of December 31, 2016 and 2015, the fair value of this investment was approximately $14,621 and $672, respectively (see Note 7). The investment was classified as a Level 3 financial instrument at December 31, 2016 and 2015.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the Years Ended December 31,
	2016	2015
Beginning balance	$672	$--
Fair value of Upside Warrant upon issuance	--	672
Change in fair value of Upside Warrant	18,283	--
Exercise and sale of Upside Warrant	(4,334)	--
Ending balance	$14,621	$672

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected, are recognized as an unrealized gain on investment in the Consolidated Statements of Operations.

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties or customers who account for 10% or more of the total revenues generated by the Company during the period. For the years ended December 31, 2016 and 2015, 93% and 85%, respectively, of the Company’s revenue was derived from three counterparties, one of whom was revenue from Walker Digital in connection with custom innovation subcontracted to the Company.

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally measured on the measurement date and re-measured on each financial reporting date and vesting date until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes employee stock-based compensation expense on a straight line basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense is reflected within operating expenses and cost of sales in the Consolidated Statements of Operations.

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

Deferred Revenue

Deferred revenue represents amounts to be recognized in connection with the amortization of the Upside Warrant (See Note 7 below).

Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Billings in excess of costs and estimated earnings on contracts in progress in the accompanying Consolidated Balance Sheets represent accumulated billings to our custom Innovation Business in excess of the amount earned. The majority of such amounts were earned as revenue within one year.

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

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted effective January 1, 2017. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU No. 2014-09. We expect to identify similar performance obligations under ASC 606 as compared with deliverables and separate units of account previously identified. As a result, we expect the timing of our revenue to remain the same.

In March 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”), Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 will affect all entities that issue share-based payment awards to their employees and is effective for annual periods beginning after December 15, 2016 for public entities. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company does not expect the adoption of ASU 2016-09 to have a material impact on the Company’s financial position and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”). ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU No. 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for us on January 1, 2020. Early adoption will be available on January 1, 2019. We are currently evaluating the effect that the updated standard will have on our Consolidated Financial Statements and related disclosures.

In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”). This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is to be applied using a retrospective transition method to each period presented and is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company is currently assessing the impact this ASU will have on its Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other than Inventory (“ASU No. 2016-16”). The amendments in this ASU remove the prohibition against the recognition of current and deferred income tax effects of intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation: Interests Held through Related Parties That Are Under Common Control (“ASU No. 2016-17”). The amendments in this ASU change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (“ASU No. 2016-18”). The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The Amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

Subsequent Events

Subsequent events have been evaluated through the date of filing.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of trade receivables due from subscribers to Haystack IQ as well as an amount due from a Licensee in connection with a settlement agreement. As of December 31, 2016 and 2015 accounts receivable consist of the following:

	2016	2015

Trade Receivables	—	$14
Due from Licensee	—	825
Total accounts receivable	$—	$839

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2016 and 2015 prepaid expenses and other current assets consist of the following:

	2016	2015

Prepaid insurance	$61	$84
Prepaid patent costs	11	22
Due from Walker Digital and Upside	301	201
Prepaid software	—	273
Other prepaid expenses	25	54
Total prepaid expenses and other current assets	$398	$634

NOTE 6. PROPERTY AND EQUIPMENT

As of December 31, 2016 and 2015 property and equipment, net, consist of the following:

	2016	2015

Computer equipment and software	$30	$337
Less: Accumulated Depreciation (1)	(21)	(81)

Total property and equipment, net	$9	$256

(1)	Excludes $213 of accelerated depreciation recorded in connection with the Haystack IQ restructuring charge in 2016.

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

In connection with the Upside Services Agreement, the Company was granted a warrant to purchase limited liability company interests in Upside at an exercise price of $0.06 per Class A Common Share, (the “Upside Warrant”) which amount has been determined to equal the fair market value of such shares as of the date of issuance of the Upside Warrant. The Upside Warrant was issued to the Company by Mr. Walker. As of December 31, 2015, Mr. Walker beneficially owned approximately 37% of the aggregate outstanding limited liability company interests of Upside on a fully diluted basis, and the total Class A Common Shares that could have been purchased pursuant to the exercise of the Upside Warrant was 16,400,000 shares, equal to approximately 16% of the aggregate outstanding limited liability company interests of Upside on a fully diluted basis as of December 31, 2015. The transfer of such shares to the Company is subject to certain requirements, including the provision of an opinion of counsel that such would not result in Upside being deemed to be a publicly traded partnership for purposes of U.S. federal income tax law.

On November 21, 2016 the Company entered into a Securities Purchase Agreement (the “November Purchase Agreement”) in connection with the sale of an aggregate of 2,500,000 Class A Common Shares (the “November Shares”) of Upside, at $2.00 per share to a group of accredited investors (the “Investors”) in private resales not requiring registration under the Securities Act of 1933. The November Shares were issued upon exercise of the Upside Warrant to purchase Class A Common Shares at a price of $0.06 per share, granted to the Company by Mr. Walker, the controlling stockholder of the Company, Walker Digital and Upside. The sale of the November Shares to the Investors was consummated concurrently with entering into the November Purchase Agreement and the Company realized a gain of $4.7 million upon the sale.

The Company entered into a Securities Purchase Agreement dated as of December 5, 2016 (the “December Purchase Agreement” and, together with the November Purchase Agreement, the “Purchase Agreements”) in connection with the sale of an aggregate of 1,250,000 Class A Common Shares of Upside, at $2.00 per share to an existing investor in Upside in a private resale not requiring registration under the Securities Act of 1933. The December Shares were issued upon exercise of the Warrant at a price of $0.06 per share, and the Company recorded a realized gain of $2.4 million on the sale. After giving effect to the Purchase Agreements, the Company may now purchase 12,650,000 Shares of Upside pursuant to the Upside Warrant, equal to approximately 11% of the current aggregate outstanding limited liability company interests of Upside on a fully diluted basis.

In connection with the November and December Purchase Agreements, the Company recorded realized gains of $7.1 million for the year ended December 31, 2016. Unrealized gains of $14.1 million were recognized for the year ended December 31, 2016 based on the change in the fair value of the investment.

The fair value of the Upside Warrant at December 31, 2016 was approximately $14.6 million and was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.93%, stock volatility – 66.0%, expected term - 5 years, expected dividends - N/A. The underlying stock price of the Upside Warrant was estimated to be $1.16 per share based on both the Company’s and Upside's fundraising activity and the Option Pricing Method Backsolve in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid,  Valuation of Privately-Held-Company Equity Securities Issues as Compensation.  The valuation of the underlying shares included the following assumptions: risk-free rate – 1.79%, company volatility - 50%, expected term or time to maturity - 5 years.

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

In connection with the issuance of the Upside Warrant, the Company recorded deferred revenue of $646 as of December 31, 2015 and has amortized $330 and $25 of this deferred revenue into other income during the years ended December 31, 2016 and 2015, respectively.

NOTE 8. SHARED SERVICES AGREEMENT

Walker Digital Management, LLC

The Company has a Shared Services Agreement (“WDM Shared Services Agreement”) with Walker Digital Management, LLC (“WDM”). The cost of such services varies monthly based on the terms of the WDM Shared Services Agreement. The incurred expenses include but are not limited to executive compensation, information technology services and supplies, administrative and general services and supplies and rent and utilities, are based either on specific attribution of those expenses or, where necessary and appropriate, based on the Company’s best estimate of an appropriate proportional allocation.

The following table represents operating expenses contributed by WDM on behalf of the Company and expenses incurred under the WDM Shared Services Agreement for the years ended December 31, 2016 and 2015:

F-15

	2016	2015

Compensation Expenses (1)	$(27)	$63
Rent and Utilities	174	257
Office Services and Supplies	36	36
Telephone	39	34
Other	74	67
Total Operating Expenses	$296	$457

(1) Compensation expenses are net of services charged to WDM. During the years ended December 31, 2016 and 2015, the Company charged approximately $41 and $34 of expenses, respectively, related to such services.

As of December 31, 2016 and 2015, due from WDM in the amount of $283 and $147, respectively and these amounts were included in prepaid and other current assets. In addition there was $59, and $47, for the years ended December 31, 2016 and 2015 due to WDM included in accounts payable and accrued expenses.

The Upside Commerce Group, LLC

In December 2015, the Company entered into the Upside Services Agreement with Upside to provide executive management, marketing, legal, innovation and financial consulting services. For the year ended December 31, 2016 the Company provided approximately $461 of services, and these amounts are included in Other Income on the Consolidated Statements of Operations. Receivables of $18 and $53 related to the agreement were included in prepaid and other current assets on the Consolidated Balance Sheets at December 31, 2016 and 2015, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases

The Company’s corporate headquarters is located at Two High Ridge Park, Stamford, Connecticut. The Company leases space pursuant to the WDM Shared Services Agreement. The lease will expire in September of 2018. The annual rent for the office space occupied by the Company is approximately $133.

Litigation

The Company is subject to claims, counterclaims and legal actions that arise in the ordinary course of business.  The plaintiff in each patent suit may have defenses to any counterclaim.  In addition, the defendants in certain of the patent suits may file motions seeking costs and fees against the plaintiff, which may be opposed. The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, at no less than the minimum of the range. As of December 31, 2016 and 2015, the litigation accrual was not material.

In June 2016, the Company settled an arbitration against a third party arising from such third party’s claims against Walker Digital related to certain patent families the Company received by recorded assignment from Walker Digital. On November 28, 2016, the Company entered into a Release and Settlement Agreement with Walker Digital (the “Settlement Agreement”) relating to rights to indemnification from Walker Digital as a consequence of the settlement with the third party. The terms of the Settlement Agreement were approved by the Audit Committee of the Company at a meeting held on November 21, 2016. The Settlement Agreement requires Walker Digital pay the Company $125 in cash, or return to the Company shares of its common stock having a value of $125 within six months following the date of the Settlement Agreement and acknowledges the direct and indirect benefits received by the Company from Walker Digital in connection with the the sale of shares of Upside by the Company under the November Purchase Agreement as part of the consideration received in connection with the release of the Company’s indemnification claims against Walker Digital. The Company has included the $125 in Other income in its Consolidated Statement of Operations.

On May 31, 2016, the United States District Court for the District of Delaware granted, in part, a defendants’ motion for attorney’s fees in one of the Company’s enforcement actions, and ordered a recalculation of those fees. On July 14, 2016, the Court approved fees and costs aggregating approximately $933. Inventor Holdings, LLC, a subsidiary of the Company, obtained a bond in the amount of $936 (which includes interest) and the parties filed a stipulation for approval of such bond and stay of execution of the fee award pending appeal, which stipulation was approved by the District Court. A notice of appeal to the Federal Circuit was filed on October 11, 2016, and a decision on that appeal is expected in the spring of 2017. The Company expensed the full amount to Other legal and consulting fees during the second quarter of 2016.

Accrued Bonuses

As of December 31, 2016 and 2015, accrued bonuses included in accrued expenses on the Consolidated Balance Sheets were $100 and $81, respectively. Accrued bonuses are primarily discretionary in nature.

NOTE 10. EQUITY

The Company has authorized and issued an aggregate of 100,000,000 shares of common stock, par value $0.001 per share. The Company has authorized and issued an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of December 31, 2016 and 2015, there were 21,134,744 shares of the Company’s common stock issued and 20,741,572 outstanding and 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

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

NOTE 11 – STOCK-BASED COMPENSATION

Total stock-based compensation to employees and non-employees for the years ended December 31, 2016 and 2015 is presented in the following table:

	2016	2015
Employee Option Awards	$1,771	$2,213
Non-employee Compensation Expense	78	21
Total Compensation Expense	$1,849	$2,234

Stock-Based Compensation Plans

The Company’s Board of Directors has adopted two stock-based employee compensation plans, the Amended and Restated 2006 Long-Term Incentive Plan and the Amended and Restated 2015 Long-Term Incentive Plan collectively referred to as our “Long-term Incentive Plans”. The Long-Term Incentive Plans, which provide for the granting of restricted stock awards, deferred stock unit awards, stock option awards and other equity and cash awards, were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company. The Compensation Committee had the authority to determine the amount, type and terms of each award, but may not grant awards under the Long Term Incentive Plans, in any combination, for more than 1,000,000 shares of the Company’s common stock to any individual during any calendar year.

As of December 31, 2016, 861,842 shares of common stock remain eligible to be issued under the Long-Term Incentive Plans.

Stock Option Awards

The following table summarizes the Company’s stock option award activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	3,628,000	$3.64
Options Granted	1,151,500	$1.18
Options Exercised	—	—
Options Cancelled	(223,333)	3.98
Options Forfeited	(293,001)	2.95
Outstanding at December 31, 2015	4,263,166	$3.01
Options Granted	1,160,000	0.33
Options Exercised	—	—
Options Cancelled	(372,497)	3.22
Options Forfeited	(305,169)	2.29
Outstanding at December 31, 2016	4,745,500	2.38

Options Vested and Exercisable at December 31, 2016	3,675,994	$2.60

The stock option awards are exercisable at various times through 2019. Additional information with respect to the outstanding stock option awards as of December 31, 2016, is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average	Weighted Average
	Options Outstanding	Remaining Contractual Life in Years	Exercise Price Per Share	Options Exercisable	Exercise Price Per Share	Remaining Contractual Life
Range of Exercise Prices
$0.00 - 0.50	1,410,000	9.18	$0.33	1,083,332	$0.34	9.13
$0.51 - 1.00	—	—	—	—	—	—
$1.01 - 1.50	658,000	8.32	1.39	223,497	1.39	8.32
$1.51 - 2.00	25,000	1.00	2.00	25,000	2.00	1.00
$2.01 - 2.50	—	—	—	—	—	—
$2.51 – 3.00	47,500	7.73	2.66	47,500	2.66	7.73
$3.01 – 3.50	660,000	5.22	3.17	526,666	3.16	4.66
$3.51 – 4.00	525,000	7.15	3.64	349,999	3.64	7.15
$4.01 – 4.50	1,420,000	6.88	4.05	1,420,000	4.05	6.88
Total	4,745,500	7.54	$2.38	3,675,994	$2.60	7.31

As of December 31, 2016, the Company had unrecognized stock-based compensation expense related to all unvested stock options of $247 which is expected to be recognized over the remaining weighted-average vesting period of 1.0 year.

The total fair value of the 1,760,167 stock option awards that vested during the year was approximately $2.17 million. At December 31, 2016, the aggregate intrinsic value of the fully vested stock option awards was $49 and the weighted average remaining contractual life of the stock option awards was 7.3 years. The Company has not capitalized any compensation cost, or modified any of its stock option awards and no cash was used to settle equity instruments granted under the Company’s Incentive Plan for the years ended December 31, 2016 and 2015 (See Note 16 for Subsequent Events). There were no stock option awards exercised during the years ended December 31, 2016 and 2015.

Other selected information is as follows:

	2016	2015
Aggregate intrinsic value of outstanding options at December 31	$85	$—
Weighted average fair value per share of options granted during year	$0.15	$0.63

The fair value of stock option awards granted is estimated on the date of grant using a Black-Scholes option pricing model. The expected life of the options was calculated using the simplified method, using the average of the contractual term and the vesting period. For 2016 the Company used historical volatility rates. The expected volatility used to calculate the fair value of options granted for the six months ended June 30, 2015 was based on a relevant industry index as permitted under ASC 718-30-30. Effective the third quarter of 2015, the Company used historical volatility rates. Management monitors stock option exercises and employee termination patterns to estimate forfeiture rates within the valuation model. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the expected life of the option is based on the interest rate of the U.S. Treasury note in effect on the date of the grant.

The table below presents the weighted average assumptions used to calculate the fair value of stock option awards granted during the years ended December 31, 2016 and 2015, respectively:

	2016	2015
Risk Free Interest Rate	0.74 – 1.49%	0.79 – 2.19%
Expected Volatility	91.1% - 91.8%	64.1% - 87.5%
Dividend Yield	0%	0%
Expected Life in Years	6.0	6.3

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

NOTE 12 —INCOME TAXES

The Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	As of December 31,
	2016	2015
Deferred Tax Asset
Net-operating loss carryforward	$9,648	$11,429
Unrealized gain on investment	(5,633)	—
Stock-based compensation	2,532	1,795
Others	(40)	(52)
Total Deferred Tax Assets	6,507	13,172
Valuation Allowance	(6,507)	(13,172)
Deferred Tax Asset, Net of Allowance	$—	$—

As of December 31, 2016, the Company had federal and state net operating loss carryovers of approximately $23.9 million, which will begin to expire in 2033. The Tax Reform Act of 1986, and certain state tax statutes, limit the utilization of net operating loss and tax credit carryforwards to offset future taxable income and tax, if there has been a "change of ownership" as defined within Section 382 of the Internal Revenue Code (“IRC”), and under similar state provisions. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.   We will continue to evaluate future events that could limit our ability to utilize our net operating losses and tax credit carryforwards in future years. The Company has performed an analysis of ownership pursuit to the guidance issued under Section 382 of the IRC though December 31, 2016.  Based on the analysis, the Company has not experienced a "change of ownership" as of the year ended December 31, 2016, and therefore, utilization of the Company losses and credits will not be limited.  Management  will continue to evaluate future events that could limit our ability to utilize our net operating losses and tax credit carryforwards in future years.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and taxing strategies in making this assessment. The Company has determined that, based on objective evidence currently available, it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2016 and 2015.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the Years Ended December 31,
	2016	2015
Statutory Federal Income Tax Rate	34.0%	(34.0)%
State Taxes, Net of Federal Tax Benefit	5.9%	(5.9)%
Change in Valuation Allowance	(39.9)%	39.9%
Change in State Rate	—	(2.2)%
Others	—	2.2%
Income Tax Provision (Benefit)	0.0%	0.0%

	For the Years Ended December 31,
	2016	2015
Federal
Current	$—	$—
Deferred	5,660	3,023
State
Current	—	—
Deferred	1,005	1,132
Income Tax Provision (Benefit)	6,665	4,155
Valuation allowance	(6,665)	(4,155)
Income tax provision (benefit), net of valuation allowance	$—	$—

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2016 and 2015, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

NOTE 14 – CUSTOM INNOVATION CONSULTING – RELATED PARTY

On August 20, 2015, the Company entered into an Engagement Agreement (the “Engagement Agreement”) with Walker Digital, regarding the provision of software development and consulting services. The initial work order received by the Company under the Engagement Agreement is with respect to a prototype project involving a Fortune 500 insurance company that previously retained Walker Digital to design and prototype innovative business models. Payments totaling $3.0 million were paid to the Company through September 30, 2016 and the agreement expired in December 2016. The Company recognized service revenues under this contract on a percentage of completion basis, as prototyping services were provided.

The Costs and Estimated Earnings on Uncompleted Contracts is summarized as follows:

	For the Years Ended December 31,
	2016	2015

Costs incurred on uncompleted contracts	$2,080	$388
Estimated earnings	920	51
Revenue recognized	3,000	439
Less billings to date	(3,000)	(1,500)
Billings in excess of cost	$—	$1,061

NOTE 15 – RESTRUCTURING CHARGE

On March 31, 2016 as part of its effort to reduce costs and focus its business development efforts, the Company ceased operations of its Haystack IQ product.

The following summarizes the components of the one-time non-recurring restructuring charge for the year ended December 31, 2016:

Severance and other employee costs	$172
Write off of prepaid expenses	69
Accelerated depreciation	213
Other costs, including obligations for leases, legal and allowance for doubtful accounts	121
Total restructuring charge	$575

This amount was expensed during the first quarter of 2016. As of December 31, 2016, $13 was included in Accrued expenses in the Consolidated Balance Sheets.

NOTE 16 – SUBSEQUENT EVENTS

Option Repricing

On January 12, 2017, compensation committee of the Company’s Board of Directors, and a stockholder of Walker Innovation entitled to vote 2,358,500 shares of the Company’s Common Stock and 14,999,000 shares of Series B Preferred Stock, representing, collectively, approximately 82.3% of the outstanding voting stock of the Company entitled to vote on such date with respect to such corporate actions, approved a one-time stock Option Repricing program (the “Option Repricing”) to permit the Company to reprice certain options to purchase the Company’s Common Stock held by its current directors, officers and employees (the “Eligible Options”), which actions will become effective on the twentieth calendar day following the mailing to the Company’s stockholders of the definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission, which effectiveness date is currently expected to be February 19, 2017. Under the Option Repricing, as of the date the Option Repricing becomes effective, Eligible Options with an exercise price at or above $1.37 per share (expected to represent an aggregate of 2,743,000 options, or 58% of the total outstanding) will be amended to reduce such exercise price to the average daily volume weighted average closing price of the Common Stock on the OTCQB for the 20 trading day period immediately following such effective date or, if greater, the closing price of a share of the Company’s Common Stock, as reported by the OTCQB on the business day immediately prior thereto (currently expected to be February 17, 2017).

The Company will record the impact of the repricing (which will be a charge to operations over the remaining term of the option) in the first quarter of 2017. The charge is non cash and equity neutral and in the opinion of management will have no material impact on the operating activities of the Company.

