Form 10-Q
period 2017-03-31
WALKER INNOVATION INC.
filed 2017-05-05
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of May 5, 2017, there were 20,741,572 shares of the issuer’s common stock outstanding.

WALKER INNOVATION INC. AND SUBSIDIARIES

Form 10-Q

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,183	$10,285
Short-term investment	25	25
Prepaid expenses and other current assets	408	398
Total current assets	9,616	10,708

Property and equipment, net	6	9

Other Assets:
Investment, at fair value	14,621	14,621
Investment, at cost	250	250
TOTAL ASSETS	$24,493	$25,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$148	$214
Accrued expenses	428	461
Deferred revenue	232	316
Total current liabilities	808	991

TOTAL LIABILITIES	808	991

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 15,000,000 shares authorized	—	—
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding, as of March 31, 2017 and December 31, 2016 respectively	15	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,134,744 shares issued and 20,741,572 shares outstanding as of March 31, 2017 and December 31, 2016 respectively	21	21
Treasury stock, 393,172 shares, at cost	(840)	(840)
Additional paid-in capital	47,233	46,985
Accumulated deficit	(22,744)	(21,584)
TOTAL STOCKHOLDERS' EQUITY	23,685	24,597
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,493	$25,588

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Licensing fees	$--	$500
Custom innovation – related party	--	667
Subscription revenue	--	75
Total revenues	--	1,242

Cost of Revenue:
Cost of subscription service	--	199
Cost of custom innovation	--	590

Net revenue	--	453

Operating expenses:
Other legal and consulting fees	100	166
Patent prosecution and maintenance fees	33	52
Compensation and benefits (inlcudes non-cash stock based compensation of $248 and $514 for the three months ended March 31, 2017 and 2016, respectively)	679	1,236
Professional fees	278	258
General and administrative	194	229
Restructuring expense	--	575
Total operating expenses	1,284	2,516

Operating net loss	(1,284)	(2,063)

Other income	120	239

Interest income	4	2

Net loss	$(1,160)	$(1,822)

Net loss per common share:
Basic	$(0.06)	$(0.09)
Diluted	$(0.06)	$(0.09)

Weighted average common shares outstanding:
Basic	20,742	20,742
Diluted	20,742	20,742

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(1,160)	$(1,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Accelerated amortization related to write off of Haystack IQ asset	--	213
Stock-based compensation	248	612
Depreciation and amortization	3	28
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	--	813
Other receivable	--	(3)
Prepaid and other current assets	(10)	266
Increase (decrease) in:
Accounts payable	(66)	(102)
Accrued expenses	(33)	164
Deferred software costs	--	(63)
Deferred liabilities	(84)	(260)
Net cash used in operating activities	(1,102)	(154)

Cash Flows from Investing Activities:
	--	--
Net cash used in investing activities	--	--

Cash Flows from Financing Activities:
	--	--
Net cash provided by financing activities	--	--

Net change in cash and cash equivalents	(1,102)	(154)
Cash and cash equivalents:
Beginning	$10,285	$5,858
Ending	$9,183	$5,704

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC.

March 31, 2017

(in thousands except share and per share amounts)

NOTE 1. THE COMPANY

Walker Innovation Inc. (formerly known as Patent Properties, Inc.), a Delaware corporation (collectively, with its subsidiaries, the “Company” or “Walker Innovation”), develops and commercializes its unique portfolio of intellectual property assets through licensing and enforcement operations (“Licensing and Enforcement”). In response to challenging developments in the patent licensing and enforcement environment and the cessation of the Company’s custom innovation work described below, the Company’s current plan of operations includes a carefully focused Licensing and Enforcement program, and the initiation of an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. An investment bank has been retained to advise the Company on its acquisition process.

Walker Digital, LLC (“Walker Digital”), a related party, is the owner of 82% of the voting interest in the Company and owns approximately 49% of the economic interest in the Company.

Prior to 2017 the Company also focused on helping companies innovate more effectively and efficiently (“Innovation Business”). It accomplished this by performing custom innovation work for large companies desiring to prototype and scale new businesses and new business methods, and through its Haystack IQ™ product that was intended to help small to mid-size businesses use proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database and other technical databases, with businesses that could put them into commercial uses that help them compete and grow. The Company is not currently performing any customer innovation projects and on March 31, 2016, the Company ceased operations of its Haystack IQ product, and recorded a one-time non-recurring charge of approximately $575.

NOTE 2. NATURE OF BUSINESS

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

Innovation Business

Prior to 2017, the Company had focused on helping companies innovate more effectively and efficiently. The Company accomplished this by offering custom innovation services to large companies and by offering a product for small and medium businesses called “Haystack IQ”. The Company currently has no custom innovation customers and in first quarter of 2016 it ceased operations of Haystack IQ and recorded a one-time non-recurring charge of $575.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. Additionally, operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the year ended December 31, 2016, which are included in the Company’s annual report on Form 10-K filed with the SEC on February 7, 2017.

The accompanying unaudited condensed consolidated financial statements of the Company were prepared in accordance with GAAP and include the assets, liabilities, revenues and expenses of the Company’s wholly-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances were eliminated in consolidation.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Financial Statements. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include stock-based compensation and the valuation allowance related to the Company’s deferred tax assets, revenue recognition and establishing the fair value of its investments. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

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

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common stock by the weighted-average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. As of March 31, 2017 and 2016, the following common stock equivalents were outstanding:

	2017	2016

Common Stock options	4,795,500	5,048,166
Common Stock warrants (1)	--	1,980,318
Preferred Stock	14,999,000	14,999,000
Potentially dilutive securities	19,794,500	22,027,484

(1)	The Warrants had an exercise price of $3.00 per share and expired in September 2016.

Revenue Recognition

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

Costs Associated with Revenue

Contingent legal and consulting fees are expensed in the Unaudited Condensed Consolidated Statements of Operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal and consulting fees are required to be paid; however, the Company may be liable for certain out of pocket legal and consulting costs incurred pursuant to the underlying legal and consulting services agreement. Legal fees advanced to contingent law firms, if any, that are required to be paid in the event that no license recoveries are obtained are expensed as incurred and included in liabilities in the accompanying Consolidated Balance Sheets.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, short term investments, accounts receivable, accounts payable and other current liabilities, approximate fair value due to the short-term nature of these instruments.

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

The Company elected the fair value option for its investment in The Upside Commerce Group, LLC formerly known as Flexible Travel Company, LLC (“Upside”). As of March 31, 2017 and December 31, 2016, the fair value of this investment was approximately $14,621 (see Note 6). The investment was classified as a Level 3 financial instrument at March 31, 2017 and December 31, 2016.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	As of
	March 31, 2017 (Unaudited)	December 31, 2016
Beginning balance (fair value of Upside Warrant upon issuance)	$14,621	$672
Change in fair value of Upside Warrant	--	18,283
Exercise and sale of Upside Warrant	--	(4,334)
Ending balance	$14,621	$14,621

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The decision to elect the fair value option, which is irrevocable once elected, is determined on an instrument by instrument basis and applied to an entire instrument. The net gains or losses, if any, on an investment for which the fair value option has been elected, are recognized as an unrealized gain on investment in the Unaudited Condensed Consolidated Statements of Operations.

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties or customers who account for 10% or more of the total revenues generated by the Company during the period. There was no revenue for the first quarter ended March 31, 2017. For three months ended March 31, 2016, 94% of the Company’s revenue was derived from two counterparties, one of whom was Walker Digital for revenue in connection with custom innovation subcontracted to the Company.

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally measured on the measurement date and re-measured on each financial reporting date and vesting date until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes employee stock-based compensation expense on a straight line basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense is reflected within operating expenses and cost of sales in the Unaudited Condensed Consolidated Statements of Operations.

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

Deferred Revenue

Deferred revenue represents amounts to be recognized in connection with the amortization of the Upside Warrant (See Note 6 below).

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We do not believe the adoption of this standard will have a material effect on our consolidated financial position and results of operations.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2017 and December 31, 2016 prepaid expenses and other current assets consist of the following:

	2017	2016
	(Unaudited)
Prepaid insurance	$54	$61
Prepaid patent costs	40	11
Due from Walker Digital	282	301
Other prepaid expenses	32	25
Total prepaid expenses and other current assets	$408	$398

NOTE 5 – PROPERTY AND EQUIPMENT

As of March 31, 2017 and December 31, 2016 property and equipment, net, consist of the following:

	2017	2016
	(Unaudited)
Computer equipment and software	$30	$30
Less: Accumulated Depreciation	(24)	(21)
Total property and equipment, net	6	9

NOTE 6 - INVESTMENTS

Investment in Tagged

The Company received 57,000 shares of common stock in Tagged, Inc. (“Tagged”) as partial payment in connection with a license agreement. If on liquidation date (i.e. public offering or change of control), the then current fair value of the stock is less than $250 (“floor value”), Tagged will pay the Company the difference between the $250 floor value and the then current fair value. The investment is carried at cost. In April 2017 Tagged was the subject of an acquisition pursuant to which the Company received $71 in exchange for its shares in Tagged and expects to receive an additional $6 within one year.  Also in April 2017, the Company received $173 pursuant to the license agreement (the difference between the $250 floor value and the acquisition proceeds).

Investment in The Upside Commerce Group, LLC

The Company entered into a Shared Services Agreement (the “Upside Services Agreement,”) dated as of December 4, 2015, with Upside, a company affiliated with Walker Digital, the Company’s controlling stockholder, regarding the provision of executive management, marketing, innovation, legal and financial consulting services. There are no set deliverables contemplated by the Upside Services Agreement, although the hourly rates the Company charges Upside (approximately equal to the Company’s cost) are specified and under certain circumstances could require audit committee approval.

In connection with the Upside Services Agreement, the Company was granted a warrant to purchase limited liability company interests in Upside at an exercise price of $0.06 per Class A Common Share, (the “Upside Warrant”) which amount has been determined to equal the fair market value of such shares as of the date of issuance of the Upside Warrant. The Upside Warrant was issued to the Company by Mr. Walker. As of December 31, 2015, Mr. Walker beneficially owned approximately 37% of the aggregate outstanding limited liability company interests of Upside on a fully diluted basis, and the total Class A Common Shares that could have been purchased pursuant to the exercise of the Upside Warrant was 16,400,000 shares, equal to approximately 16% of the then aggregate outstanding limited liability company interests of Upside on a fully diluted basis as of December 31, 2015. The transfer of such shares to the Company is subject to certain requirements, including the provision of an opinion of counsel that such would not result in Upside being deemed to be a publicly traded partnership for purposes of U.S. federal income tax law.

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

The fair value of the Upside Warrant at March 31, 2017 and December 31, 2016 was approximately $14.6 million, respectively and was determined using the Black-Scholes model with the following assumptions:

	As of March 31, 2017	As of December 31, 2016
	(Unaudited)

Risk Free interest rate	1.93%	1.93%
Stock Volatility	66%	66%
Expected Term (in years)	5	5
Expected Dividends	N/A	N/A
Value of Underlying Shares	$1.16	$1.16 (1)

(1) The underlying stock price of the Upside Warrant was estimated to be $1.16 per share based on both the Company’s and Upside's fundraising activity and the Option Pricing Method Backsolve in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid,  Valuation of Privately-Held-Company Equity Securities Issues as Compensation.  The valuation of the underlying shares included the following assumptions: risk-free rate – 1.79%, company volatility - 50%, expected term or time to maturity - 5 years.

In connection with the issuance of the Upside Warrant, the Company recorded deferred revenue of $646 as of December 31, 2015 and has amortized $84 and $83 of this deferred revenue into other income during the three months ended March 31, 2017 and 2016, respectively.

NOTE 7 - SHARED SERVICES AGREEMENT

Walker Digital

The Company has a Shared Services Agreement (“WDM Shared Services Agreement”) with Walker Digital Management (“WDM”). The cost of such services varies monthly based on the terms of the WDM Shared Services Agreement. The incurred expenses include but are not limited to executive compensation, information technology services and supplies, administrative and general services and supplies and rent and utilities, and are based either on specific attribution of those expenses or, where necessary and appropriate, based on the Company’s best estimate of an appropriate proportional allocation.

The following table represents operating expenses contributed by WDM on behalf of the Company and expenses incurred under the WDM Shared Services Agreement for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Operating Expenses:
Compensation expenses (1)	$3	$(11)
Rent and utilities	45	62
Office services and supplies	7	9
Telephone	-	11
Other	15	18
Total Operating Expenses	$70	$89

(1)

Compensation expenses are net of services charged to WDM. During the three months ended March 31, 2017, and 2016, the Company charged approximately $0 and $13 of expenses, respectively, related to such services.

As of March 31, 2017 and December 31, 2016, due from WDM included in prepaid and other current assets on the Unaudited Condensed Consolidated Balance Sheets was $285 and $283, respectively, and due to WDM included in accounts payable/accrued expenses on the Condensed Balance Sheet was $28 and $59, respectively.

Upside Commerce Group, LLC

In December 2015, the Company entered into the Upside Services Agreement with Upside to provide executive management, marketing, legal, financial consulting and other services. For the three months ended March 31, 2017 and 2016 the Company provided approximately $35 and $156 of expenses related to such services and these amounts are included in Other Income on the Unaudited Condensed Consolidated Statement of Operations..

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. The plaintiff in each patent suit may have defenses to any counterclaim.  In addition, the defendants in certain of the patent suits may file motions seeking costs and fees against the plaintiff, which may be opposed. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, at no less than the minimum of the range. As of March 31, 2017 and December 31, 2016, the litigation accrual was not material.

Accrued Bonuses

As of March 31, 2017 and December 31, 2016, accrued bonuses were $0 and $100, respectively. Most accrued bonuses are discretionary in nature, although some are based on specific performance goals. These amounts are included in accrued expenses on the condensed consolidated balance sheets.

NOTE 9 - EQUITY

As of March 31, 2017, the Company had authorized an aggregate of 100,000,000 shares of common stock, par value $0.001 per share. The Company, had authorized an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of March 31, 2017, there were 21,134,744 shares of the Company’s common stock issued and 20,741,572 outstanding. As of March 31, 2017, 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

NOTE 10 - STOCK-BASED COMPENSATION

Option Repricing

On January 12, 2017, compensation committee of the Company’s Board of Directors, and Walker Digital, a stockholder entitled to vote 2,358,500 shares of the Company’s Common Stock and 14,999,000 shares of Series B Preferred Stock, representing, collectively, approximately 82.3% of the outstanding voting stock of the Company entitled to vote on such date with respect to such corporate actions, approved a one-time stock Option Repricing program (the “Option Repricing”) to permit the Company to reprice certain options to purchase the Company’s Common Stock held by its current directors, officers and employees (the “Eligible Options”), which actions became effective on February 19, 2017. Under the Option Repricing, as of the date the Option Repricing became effective, Eligible Options with an exercise price at or above $1.37 per share (representing an aggregate of 2,743,000 options, or 58% of the total outstanding) were amended to reduce such exercise price to $0.43.

The impact of the repricing was a one time incremental non cash charge of approximately $216, of which $114 was expensed in the first quarter of 2017 and an additional $102 of expense which will be charged to operations over the remaining term of the options.

Total stock-based compensation to employees and non-employees for the three months ended March 31, 2017 and 2016, respectively, is presented in the following table:

	Three Months Ended
	March 31,
	2017	2016

Employee option awards	$134	$571
Employee option awards in connections with Repricing	114	--
Non employee compensation expenses	--	41
Total stock-based compensation expense	$248	$612

Stock-based Compensation

During the first quarter of 2017 the Company granted new options to an employee for the purchase of 250,000 shares of its Common Stock under the Incentive Plan for employees of the Company. These options have an aggregate grant date fair value of approximately $75 utilizing the Black-Scholes option pricing model with the following assumptions used:

Exercise Price	$0.43
Term (in years)	10
Remaining Contractual Life (in years)	9.9
Volatility	102.2%
Dividends	0%
Risk Free Rate of Interest	1.45%
Vesting:	March 2017	–	February 2020

The Company used historical volatility rates used to calculate the fair value of options granted during the three months ended March 31, 2017.

A summary of the status of the Company’s stock option plans and the changes during the three months ended March 31, 2017, is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2016	4,745,500	$2.38	-	7.3
Options Granted	250,000	$0.43	-
Options Exercised	--
Options Cancelled/Forfeited	(200,000)	$3.05
Outstanding at March 31, 2017	4,795,500	$0.69	106	7.7

Options vested and exercisable	3,811,161	$0.76	68	7.4

As of March 31, 2017, the Company had unrecognized stock-based compensation expense related to all unvested stock options of $197, which is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes to those statements. This discussion contains forward-looking statements reflecting our management’s current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 7, 2017.

Narrative discussions of dollar figures are in thousands, except share and per share data and where the context indicates otherwise.

General

Through our wholly-owned subsidiaries, we create, commercialize, license and, when necessary, legally enforce our homegrown portfolio of business innovations, which we acquired from our affiliate Walker Digital, LLC (“Walker Digital”). In response to challenging developments in the patent licensing and enforcement environment and the cessation of the Company’s custom innovation work described below, the Company’s current plan of operations includes a carefully focused Licensing and Enforcement program, and the initiation of an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. An investment bank has been retained to advise the Company on its acquisition process.

In addition, we provide value added services to The Upside Commerce Group, LLC (“Upside”), an affiliate, and hold the Upside Warrant representing approximately 11% of the current aggregate outstanding limited liability company interests of Upside on a fully diluted basis.

Prior to 2017 the Company also focused on helping companies innovate more effectively and efficiently. It accomplished this by performing custom innovation work for large companies desiring to prototype and scale new businesses and new business methods, and through its Haystack IQ™ product that was intended to help small to mid-size businesses use proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database and other technical databases, with businesses that can put them into commercial uses that help them compete and grow. The Company is not currently performing any customer innovation projects.

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

We believe the market for services that help companies identify complementary knowledge, expertise and resources outside the firm to speed internal problem solving and reduce time to market is both large and in need of new tools and new thinking. The market for business intelligence is characterized by great information asymmetry that makes mining the technical know how inside the patent database and other technical databases with human experts cost prohibitive for most companies and limited in its impact. Haystack IQ launched in August 2015 to address these needs and, although we saw growth in subscriber volumes we lacked the capital necessary to scale the business. Given our focus on conserving capital, we decided to cease operations at the end of the first quarter of 2016 and recorded a one-time non-recurring charge of $575.

On November 28, 2016, the Company entered into a Release and Settlement Agreement with Walker Digital (the “Settlement Agreement”) relating to rights to indemnification from Walker Digital as a consequence of a settlement with the third party. The terms of the Settlement Agreement were approved by the Audit Committee of the Company. The Settlement Agreement requires Walker Digital to pay the Company $125 in cash, or to return to the Company shares of its Common Stock having a value of $125 within six months following the date of the Settlement Agreement and acknowledges the direct and indirect benefits received by the Company from Walker Digital in connection with the sale of shares of Upside by the Company in the November Purchase Agreement (described below) as part of the consideration received in connection with the release of the Company’s indemnification claims against Walker Digital.

Overview

Operating activities of the first quarter of 2017 were principally focused on the development, licensing and enforcement of our patent portfolios, helping to create value in our investment in Upside by providing services to them pursuant to the shared services agreement, continuing efforts to improve operational efficiencies and preserve cash, and initiation of efforts to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements.

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

All of the Licensing and Enforcement revenues were generated through settlement and non-exclusive license agreements. All of the agreements provide for a one-time payment to the Company. Generally we are willing to engage in settlement discussions with defendants at any appropriate time during the course of litigation. We will agree to settle a dispute with a defendant when we believe that such a settlement and the terms of the agreement are in the best interest of the Company and its shareholders. The environment for entering into such patent sale agreements or license agreements in the first half of 2015 was adversely affected by several significant developments in the intellectual property industry, including the continued effect of the Leahy-Smith America Invents Act of 2011 (including several new means by which challenges of our patents may be effected, including inter partes review proceedings) and the Supreme Court holding in the Alice Corp. v. CLS Bank International case, which called into question the patentability of computer software. In view of these trends (including our inability to enforce any patents that are the subject of inter partes review), we are anticipating that the revenues from Licensing and Enforcement will continue to be minimal.

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

During 2016 the Company performed custom innovation services for Walker Digital, pursuant to a work order for a prototype project involving a Fortune 500 insurance company that previously retained Walker Digital to design and develop viable new business models. The business prototype to be developed had an approved budget of approximately $3.0 million that was funded through late 2016. This agreement has expired.

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

In connection with the Upside Services Agreement, the Company was granted the Upside Warrant to purchase limited liability company interests in Upside at an exercise price of $0.06 per Class A common share, which amount has been determined to equal the fair market value of such shares as of the date of issuance of the Upside Warrant. The Upside Warrant was issued to the Company by Jay Walker, who currently beneficially owns approximately 34% of the aggregate outstanding limited liability company interests of Upside on a fully diluted basis and controls Walker Digital, the Company’s controlling stockholder. The total Class A common shares that may be purchased pursuant to the exercise of the Upside Warrant was originally16,400,000 shares, equal to approximately 16% of the aggregate outstanding limited liability company interests of Upside, on a fully diluted basis at the time of issuance, and the transfer of such shares to the Company is subject to certain requirements, including the provision of an opinion of counsel that such would not result in Upside being deemed to be a publicly traded partnership for purposes of U.S. federal income tax law.

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

In December 2016, the Company entered into a Securities Purchase Agreement (the “December Purchase Agreement”) in connection with the sale of an aggregate of 1,250,000 Class A Common Shares (the “December Shares”) of Upside, at $2.00 per share to an existing investor in Upside in a private resale not requiring registration under the Securities Act of 1933. The Shares were issued upon exercise of the Warrant at a price of $0.06 per share. Giving effect to the sale of the November Shares and December Shares, the Company has raised gross proceeds of $7.5 million and retains the ability to purchase 12,650,000 Shares of Upside pursuant to the Upside Warrant (11% on a fully diluted basis).

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

The fair value of the Upside Warrant was determined using the Black-Scholes model to be $14.6 million as of March 31, 2017. The Company accounts for the Upside Warrant using fair value accounting, accordingly, for the year ended December 31, 2016, the Company recorded an unrealized gain of $14.1 million. In connection with the November and December Purchase Agreements, the Company recorded a realized gain of $7.1 million for the year ended December 31, 2016.

In connection with the issuance of the Upside Warrant in December of 2015, the Company recorded deferred revenue of $646 for the year ended December 31, 2015 and has amortized $84 and $83 of this deferred revenue into Other Income for the three months ended March 31, 2017 and 2016 respectively.

Current Plan of Operation

The Company’s current plan of operations includes a more focused Licensing and Enforcement program, maximization of the value of the Upside Warrant, continuing efforts to improve operational efficiencies and preserve cash, and the initiation of an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. The Company expects to consider acquisition opportunities, if any, based on the circumstances presented by the business trends discussed above and the potential benefits to stockholders.

Results of Operations

For the Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Net Income (Loss)

Net loss for the three months ended March 31, 2017 was $1,160 compared to net loss of $1,822 for the three months ended March 31, 2016.

Operating expenses of $1,284 for the quarter ended March 31, 2017 included other legal and consulting fees of $100, patent prosecution and maintenance fees of $33, compensation and related benefits (including non-cash compensation of $248) of $679, professional fees of $278, general and administrative expense of $194. Included in non cash compensation is a one time non-recurring charge of $114 in connection with the repricing of certain options.

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

Revenues

	Three Months Ended
	March 31, 2017	March 31, 2016	% Change
Subscription revenue	$--	$75	N/A
Licensing revenue	--	500	N/A
Custom innovation	--	667	N/A
Total revenue	$--	$1,242	N/A

For the three months ended March 31, 2017 we recognized no revenue compared to $1,242 of revenue that was recognized in the first quarter of 2016. Revenue generated in the first quarter of 2016 was attributed to $500 from one licensing agreement, an average of 20 subscriptions in queue related to Haystack IQ that represented $75 in revenue and $667 in revenue from Custom Innovation. Our revenues historically have fluctuated based on the number of patented technology families, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights.

Cost of Revenue

Cost of Subscription Revenue

Cost of subscription revenue was comprised of compensation for Company employees within the software and systems engineering groups in addition to data costs and amortization expenses. For the three months ended March 31, 2016 this amount totaled $199. This amount is disproportionate to the revenue as the Company had not achieved scale at which it could amortize its technology costs. Haystack IQ was shut down in March 2016.

Cost of Custom Innovation Work

Costs of custom innovation work represent the staff and related other costs associated with any of the services provided. For the first quarter of 2016 this amount totaled $590. Custom Innovation work ceased at the end of 2016.

Licensing and Enforcement Expenses

	Three Months Ended
	March 31, 2017	March 31, 2016	% Change
Other legal and consulting fees	$100	$166	(40)%
Patent prosecution and maintenance costs	33	52	(37)%
Total licensing and enforcement expenses	$133	$218	(39)%

Other legal and consulting expenses for the three months ended March 31, 2017 and 2016 were $100 and $166, respectively.  The decrease in other legal and consulting fees during the first quarter of 2017 as compared to the first quarter of 2016 was mainly attributable to our more focused licensing and enforcement efforts.  Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for the first quarter of 2017 decreased to $33 from $52 in first quarter 2016. Patent prosecution and maintenance expenses are related to legal fees and Patent Trademark Office expenses for reexaminations and patent prosecutions.

General and Administrative Expenses

	Three Months Ended
	March 31, 2017	March 31, 2016	% Change
Compensation and benefits	$679	$1,236	(45)%
Professional fees	278	258	8%
General and administrative	194	229	(15)%
Total general & administrative expenses	$1,151	$1,723	(33)%

Compensation and benefits expense decreased by 45% for the three months ended March 31, 2017 from $1,236 to $679 and includes share based compensation of $248 and $571 for the first quarter ended March 31, 2017 and 2016, respectively. The decrease in compensation and benefits is related to an overall decrease in headcount from 17 in 2016 to 7 in 2017.

Professional fees for the first quarter of 2017 increased by 8% and totaled $278 and related primarily to accounting and legal fees of $144, board and fees of $89 and public company expenses of $43. Professional fees for the first quarter of 2016 totaled $258 and related to accounting and corporate legal fees of $120, board and advisory fees of $69 and public company expenses of $28.

Total general and administrative expenses decreased by 15% to $194 for the quarter ended March 31, 2017 compared to $229 for the quarter ended March 31, 2016. The decrease is attributed to decreases of $31 of office space and telephone, $25 of depreciation and amortization expense, $11 in insurance expense and $5 of meals and travel, and was offset by an increase in corporate taxes of $55.

In addition, in connection with closing of Haystack IQ business, the Company recorded approximately $575 in one time, non-recurring restructuring costs. These costs consist primarily of severance and other employee costs of $172, write off of prepaid expenses of $69, accelerated amortization of $213 and other costs, including obligations for leases, legal and allowance for doubtful accounts of $121.

Other Income

Included in other income of $124 is $36 received from Upside in connection with services provided as well as $84 of amortization in connection with the Upside Warrant.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 3 to our Unaudited Condensed Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company’s significant estimates and assumptions include stock-based compensation, the valuation allowance related to the Company's deferred tax assets, revenue recognition, and establishing the fair value of its investments.

Liquidity and Capital Resources

Our current assets were $9.6 million at March 31, 2017, including $9.2 million of cash and cash equivalents. Working capital amounted to $8.8 million as of March 31, 2017. We have narrowed the focus of our litigation business to those patent families that we believe will yield the highest return and we have discretion as to whether the associated legal costs are incurred hourly or on a contingent basis. We believe we have the ability to manage our expenses while we invest in growing our top line and therefore believe that the Company's cash and cash equivalents are sufficient to meet our liquidity needs for at least the next twelve months from the issuance date of this filing. Cash used in operating activities was approximately $1.1 million for the quarter ended March 31, 2017.

Contractual Obligations

We had no significant commitments for capital expenditures and we have no committed lines of credit or other committed funding or long-term debt as of March 31, 2017.

Off-Balance Sheet Transactions

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Recently Issued Accounting Pronouncements

See Note 3 to our Unaudited Condensed Consolidated Financial Statements as of March 31, 2017, included elsewhere in this document.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2017, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Below is a brief description of material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of their property is the subject.

As described in our Annual Report on Form 10-K filed with the SEC on February 9, 2017, on April 8, 2014, Inventor Holdings LLC (“IH, LLC”), a subsidiary of the Company, filed suit alleging infringement by Bed Bath & Beyond (“BBB”) of one or more claims of U.S. Patent No. 6,381,582 in the United States District Court for the District of Delaware, Docket No. 14-448. The complaint sought damages for past, present and future infringement. On August 21, 2015, the District Court granted a Motion for Judgment on the Pleadings by Bed Bath & Beyond, finding US Patent No. 6,381,582 invalid under 35 U.S.C. Section 101. IH LLC subsequently filed an appeal with the Federal Circuit challenging the District Court’s Section 101 Ruling. On April 7, 2016, the Federal Circuit affirmed the District Court’s ruling invalidating the patent. BBB sought its fees and costs for both the District Court and Federal Circuit proceedings from IH LLC. On May 31, 2016, the District Court granted, in part, BBB’s motion for attorney’s fees and costs and ordered a recalculation of these amounts, which were approved by the District Court in the amount of approximately $933,000 on July 14, 2016. IH LLC obtained a bond in the amount of $936,200 (which includes interest) and the parties filed a stipulation for approval of such bond and stay of execution of the fee award pending appeal, which stipulation was approved by the District Court. An appeal to the Federal Circuit was filed on October 11, 2016, and a hearing date has been set for June 9, 2017. A decision on that appeal is expected in the summer of 2017. No assurance can be given that the Company will not be required to pay such counsel fees in the full amount approved by the District Court, or additional fees, or the timing of any such payment.

As described in our Annual Report on Form 10-K filed with the SEC on February 9, 2017, on January 22, 2015, Alstom Grid, Inc. (“Alstom”) filed a complaint for declaratory judgment of non-infringement of U.S. Patent Nos. 5,828,751, 6,282,648, 6,289,453 and 8,549,310 against Certified Measurement LLC (“CM LLC”), a subsidiary of IH LLC, in the United States District Court for the District of Delaware, Docket No. 15-072. On February 5, 2015, CM LLC filed a counterclaim alleging infringement of one or more claims of such patents seeking damages for past, present and future infringement. On July 22, 2016, the Court held a claim construction hearing and a hearing on Alstom’s motion to invalidate the patents under 35 U.S. Code Section 101. On August 3, 2016 the U.S. Magistrate Judge presiding over the claim construction hearing issued a report recommending that the District Court adopt the claim construction proposed by CM LLC. CM LLC entered into a settlement agreement with Alstom on December 2, 2016 and the litigation was dismissed with prejudice on January 9, 2017.

On December 8, 2016, CM LLC filed suit alleging infringement of one or more claims of U.S. Patent Nos. 5,828,751, 6,282,648, 6,289,453 and 8,549,310 (“CM Patents”) against Yokogawa Corporation of America (“Yokogawa”). On February 23, 2017, Yokogawa filed a motion for invalidity of the CM Patents. A decision on this motion is expected in the fall of 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 3, 2017. At that meeting there were 12,094,142 shares of Common Stock and 14,999,000 shares of Series B Convertible Preferred Stock present in person or by proxy and entitled to vote. Each share of Common Stock entitles its holder to one vote on any matter submitted to the stockholders. The holder of the Series B Convertible Preferred Stock vote together with the Common Stock on all matters where stockholders are entitled to vote. The holders of the Series B Convertible Preferred Stock are entitled to cast an aggregate of 80% of the total votes that may be cast with respect to any such matter. The matters voted upon and the results of the vote (after giving effect to the foregoing weighting of votes cast) are set forth below.

Proposal One: Election of Directors. Stockholders elected each of the following nominees as director to hold office until the 2018 Annual Meeting and until his or her successor is elected and qualified.

Directors	Votes For	Votes Withheld	Broker Non-Votes
Jay S. Walker	30,059,776	159,663	2,540,991
Jonathan Ellenthal	30,023,361	196,078	2,540,991
Jonathan A. Siegel	30,059,776	159,663	2,540,991
Nathaniel J. Lipman	30,061,576	157,863	2,540,991
Richard J. Salute	30,053,995	165,445	2,540,991

Proposal Two: Say on Pay. The following are the results the votes of the stockholders cast for the approval of the advisory vote on executive compensation at the Annual Meeting, in person and by proxy:

Votes For	Votes Against	Abstentions	Broker Non-Votes
29,923,520	290,615	5,304	2,540,991

Proposal Three: Ratification of Appointment of Independent Auditors. Stockholders approved the ratification of the appointment of Marcum, LLP as the Company's independent auditors for the fiscal year ending December 31, 2017.

Votes For	Votes Against	Abstentions	Broker Non-Votes
32,596,579	128,478	35,373	0

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALKER INNOVATION INC.

Dated: May 5, 2017	By:	/s/ Jonathan A. Siegel
Jonathan A. Siegel
Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2017	By:	/s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer (Principal Financial Officer and Accounting Officer)