Form 10-Q
period 2017-06-30
WALKER INNOVATION INC.
filed 2017-08-03
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 3, 2017, there were 20,400,368 shares of the issuer’s common stock outstanding.

WALKER INNOVATION INC. AND SUBSIDIARIES

Form 10-Q

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,335	$10,285
Short-term investment	25	25
Prepaid expenses and other current assets	251	398
Total current assets	25,611	10,708

Property and equipment, net	4	9

Other Assets:
Investment, at fair value	--	14,621
Investment, at cost	--	250
TOTAL ASSETS	$25,615	$25,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$205	$214
Accrued expenses	215	461
Deferred revenue	148	316
Total current liabilities	568	991

TOTAL LIABILITIES	568	991

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 15,000,000 shares authorized	—	—
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding, as of June 30, 2017 and December 31, 2016 respectively	15	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,134,744 shares issued and 20,400,368 and 20,741,572 shares outstanding as of June 30, 2017 and December 31, 2016 respectively	21	21
Treasury stock, 734,376 and 393,172 shares, at cost as of June 30, 2017 and December 31, 2016, respectively	(965)	(840)
Additional paid-in capital	47,279	46,985
Accumulated deficit	(21,303)	(21,584)
TOTAL STOCKHOLDERS' EQUITY	25,047	24,597
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,615	$25,588

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2017	2016
Revenues:
Licensing fees	$--	$1
Custom innovation – related party	--	436
Total revenues	--	437

Cost of Revenue:
Cost of custom innovation	--	395

Net revenue	--	42

Operating expenses:
Other legal and consulting fees	151	1,002
Patent prosecution and maintenance fees	36	32
Compensation and benefits (includes non-cash stock based compensation of $46 and $450 for the three months ended June 30, 2017 and 2016, respectively)	377	876
Professional fees	168	270
General and administrative	132	184
Total operating expenses	864	2,364

Operating net loss	(864)	(2,322)

Change in fair value of investment (Note 6)	2,189	6,536
Other income	109	204
Interest income	7	2

Net income	$1,441	$4,420

Net income per common share:
Basic	$0.07	$0.21
Diluted	$0.04	$0.12

Weighted average common shares outstanding:
Basic	20,603	20,742
Diluted	35,743	35,769

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Revenues:
Licensing fees	$--	$502
Custom innovation – related party	--	1,103
Subscription revenue		75
Total revenues	--	1,680

Cost of Revenue:
Cost of custom innovation		984
Cost of subscription service	--	199

Net revenue	--	497

Operating expenses:
Other legal and consulting fees	252	1,167
Patent prosecution and maintenance fees	68	84
Compensation and benefits (includes non-cash stock based compensation of $294 and $963 for the six months ended June 30, 2017 and 2016, respectively)	1,056	2,112
Professional fees	446	528
General and administrative	326	413
Restructuring charge	--	575
Total operating expenses	2,148	4,879

Operating net loss	(2,148)	(4,382)

Change in fair value of investment (Note 6)	2,189	6,536
Other income	229	441
Interest income	11	4

Net income	$281	$2,599

Net income per common share:
Basic	$0.01	$0.13
Diluted	$--	$0.07

Weighted average common shares outstanding:
Basic	20,672	20,742
Diluted	35,812	35,769

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except share and per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$281	$2,599
Adjustments to reconcile net loss to net cash used in operating activities:
Accelerated amortization related to write off of Haystack IQ asset	--	213
Stock-based compensation	294	1,158
Depreciation and amortization	5	30
Change in fair value of investment (Note 6)	(2,189)	(6,536)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	--	834
Other receivable	(8)	2
Prepaid and other current assets	30	308
Increase (decrease) in:
Accounts payable	(9)	(91)
Accrued expenses	(246)	881
Deferred software costs	--	(63)
Deferred liabilities	(168)	(27)
Net cash used in operating activities	(2,010)	(692)

Cash Flows from Investing Activities:
Proceeds from sale of investment in Tagged and Upside	18,362	--
Commission in connection with sale of Upside investment	(543)	--
Exercise of Upside warrant	(759)	--
Net cash provided by investing activities	17,060	--

Cash Flows from Financing Activities:
	--	--
Net cash provided by (used in) financing activities	--	--

Net change in cash and cash equivalents	15,050	(692)
Cash and cash equivalents:
Beginning	$10,285	$5,858
Ending	$25,335	$5,166

Non-cash Investing and Financing activities:
Reclassification as treasury stock of shares received in connection with settlement of related party matter (Note 9)	$125	--

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC.

June 30, 2017

(in thousands except share and per share amounts)

NOTE 1. THE COMPANY

Walker Innovation Inc. (formerly known as Patent Properties, Inc.), a Delaware corporation (collectively, with its subsidiaries, the “Company” or “Walker Innovation”), develops and commercializes its unique portfolio of intellectual property assets through licensing and enforcement operations (“Licensing and Enforcement”). In response to challenging developments in the patent licensing and enforcement environment and the cessation of the Company’s custom innovation work described below, the Company’s current plan of operations includes a carefully focused Licensing and Enforcement program, and the initiation of an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. An investment bank has been retained to advise the Company on its acquisition process and other opportunities to create shareholder value.

Walker Digital, LLC (“Walker Digital”), a related party, is the owner of 82% of the voting interest in the Company and owns approximately 49% of the economic interest in the Company (43% on a fully diluted basis).

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

Innovation Business

Prior to 2017, the Company had focused on helping companies innovate more effectively and efficiently. The Company accomplished this by offering custom innovation services to large companies and by offering a product for small and medium businesses called “Haystack IQ”. In the first quarter of 2016 the Company ceased operations of Haystack IQ and recorded a one-time non-recurring charge of $575.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. Additionally, operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the year ended December 31, 2016, which are included in the Company’s annual report on Form 10-K filed with the SEC on February 7, 2017.

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company were prepared in accordance with GAAP and include the assets, liabilities, revenues and expenses of the Company’s wholly-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances were eliminated in consolidation.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Condensed Consolidated Financial Statements. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include stock-based compensation and the valuation allowance related to the Company’s deferred tax assets, revenue recognition and establishing the fair value of its investments. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

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

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common stock by the weighted-average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. As of June 30, 2017 and 2016, the following common stock equivalents were outstanding:

	2017	2016

Common Stock options	4,883,832	5,132,166
Common Stock warrants	--	1,980,318	(1)
Preferred Stock	14,999,000	14,999,000
Potentially dilutive securities	19,882,832	22,111,484

(1)	The Warrants had an exercise price of $3.00 per share and expired in September 2016.

A reconciliation of basic and diluted earnings per share (“EPS”) is given in the following table:

Three months ended June 30, 2017
	Income (in thousands)	Shares	Amount per Share
Basic EPS	$1,441	20,602,841	$0.07
Effect of Dilutive Securities	--	15,140,571
Diluted EPS	$1,441	35,743,412	$0.04

Three months ended June 30, 2016

Basic EPS	$4,420	20,741,572	$0.21
Effect of Dilutive Securities	--	15,027,328
Diluted EPS	$4,420	35,768,900	$0.12

Six months ended June 30, 2017
	Income (in thousands)	Shares	Amount per Share
Basic EPS	$281	20,671,823	$0.01
Effect of Dilutive Securities	--	15,140,571
Diluted EPS	$281	35,812,394	$--

Six months ended June 30, 2016

Basic EPS	$2,599	20,741,572	$0.13
No effect of Dilutive Securities: anti-dilutive	--	15,027,328
Diluted EPS	$2,599	35,768,900	$0.07

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

Costs Associated with Revenue

Contingent legal and consulting fees are expensed in the Unaudited Condensed Consolidated Statements of Operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal and consulting fees are required to be paid; however, the Company may be liable for certain out of pocket legal and consulting costs incurred pursuant to the underlying legal and consulting services agreement. Legal fees advanced to contingent law firms, if any, that are required to be paid in the event that no license recoveries are obtained are expensed as incurred and included in liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, short term investment, accounts receivable, accounts payable and other current liabilities, approximate fair value due to the short-term nature of these instruments.

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

The Company elected the fair value option for its investment in The Upside Commerce Group, LLC formerly known as Flexible Travel Company, LLC (“Upside”). The investment was classified as a Level 3 financial instrument at December 31, 2016, and until its disposal in June 2017.

On June 2, 2017, the Company entered into a Redemption Agreement (the “Redemption Agreement”) with Upside, a company affiliated with Walker Digital, LLC, to redeem 12,650,000 Upside Class A Common Shares. Simultaneously with the redemption on June 2, 2017, the Company acquired the Upside Class A Common Shares at a price of $0.06 per share pursuant to a warrant (the “Warrant”) previously granted to the Company by Jay S. Walker, the controlling stockholder of Walker Digital. The Upside Class A Common Shares were redeemed at $1.43182745 per share as approved by the Company’s Audit Committee. Net proceeds from the transaction after giving effect to fees and the exercise price was approximately $16.8 million. As of June 30, 2017, after giving effect to the transaction described above, the Company no longer retains an equity interest in Upside.

As of December 31, 2016, the fair value of this investment was $14,621 (see Note 6).

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	As of
	June 30, 2017 (Unaudited)	December 31, 2016
Beginning balance (fair value of Upside Warrant upon issuance)	$14,621	$672
Change in fair value of Upside Warrant	3,491	18,283
Exercise and sale of Upside Warrant	(18,112)	(4,334)
Ending balance	$--	$14,621

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

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties or customers who account for 10% or more of the total revenues generated by the Company during the period. There was no revenue for the three and six months ended June 30, 2017. For six months ended June 30, 2016, 96% of the Company’s revenue was derived from two counterparties, of which 66% was revenue from Walker Digital for revenue in connection with custom innovation subcontracted to the Company. For the three months ended June 30, 2016, 100% of the Company’s revenue was derived from one counterparty, which was Walker Digital, and was in connection with custom innovation subcontracted to the Company.

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

Deferred Revenue

Deferred revenue represents amounts to be recognized in connection with the amortization of the Upside Warrant (See Note 6).

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the Unaudited Condensed Consolidated Financial Statements if such positions are more likely than not of being sustained.

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted effective January 1, 2017. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU No. 2014-09. We are evaluating the effect of the adoption of this standard on our consolidated financial position and results of operations.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this update provide a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. This ASU is not expected to have a material impact on the Company’s financial statements.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2017 and December 31, 2016 prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Prepaid insurance	$52	$61
Prepaid patent costs	8	11
Due from Walker Digital/Upside	160	301
Other prepaid expenses and other current assets	31	25
Total prepaid expenses and other current assets	$251	$398

NOTE 5 – PROPERTY AND EQUIPMENT

As of June 30, 2017 and December 31, 2016 property and equipment, net, consist of the following:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Computer equipment and software	$30	$30
Less: Accumulated Depreciation	(26)	(21)
Total property and equipment, net	4	9

Depreciation expense for the three and six months ended June 30, 2017 and 2016 was $3 and $3 and $5 and $30, respectively.

NOTE 6 - INVESTMENTS

Investment in Tagged

The Company received 57,000 shares of common stock in Tagged, Inc. (“Tagged”) as partial payment in connection with a license agreement. If on liquidation date (i.e. public offering or change of control), the then current fair value of the stock is less than $250 (“floor value”), Tagged will pay the Company the difference between the $250 floor value and the then current fair value. The investment is carried at cost. In April 2017, Tagged was the subject of an acquisition pursuant to which the Company received $244 in exchange for its shares in Tagged and expects to receive an additional $6 (the difference between the $250 floor value and the acquisition proceeds) within one year and has included this amount in Other current assets on its Unaudited Condensed Consolidated Balance Sheet.

Investment in The Upside Commerce Group, LLC

The Company entered into a Shared Services Agreement (the “Upside Services Agreement,”) dated as of December 4, 2015, with Upside, a company affiliated with Walker Digital, regarding the provision of executive management, marketing, innovation, legal and financial consulting services. There are no set deliverables contemplated by the Upside Services Agreement, although the hourly rates the Company charges Upside (approximately equal to the Company’s cost) are specified and under certain circumstances could require audit committee approval.

In connection with the Upside Services Agreement, the Company was granted a warrant to purchase limited liability company interests in Upside at an exercise price of $0.06 per Class A Common Share, (the “Upside Warrant”) which amount has been determined to equal the fair market value of such shares as of the date of issuance of the Upside Warrant. The Upside Warrant was issued to the Company by Mr. Walker. At the time of issuance, Mr. Walker beneficially owned approximately 37% of the aggregate outstanding limited liability company interests of Upside on a fully diluted basis. The total Class A Common Shares that could have been purchased pursuant to the exercise of the Upside Warrant was 16,400,000 shares, equal to approximately 16% of the then aggregate outstanding limited liability company interests of Upside on a fully diluted basis as of December 31, 2015. The transfer of such shares to the Company was subject to certain requirements, including the provision of an opinion of counsel that such would not result in Upside being deemed to be a publicly traded partnership for purposes of U.S. federal income tax law.

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

The Company entered into a Securities Purchase Agreement dated as of December 5, 2016 (the “December Purchase Agreement” and, together with the November Purchase Agreement, the “Purchase Agreements”) in connection with the sale of an aggregate of 1,250,000 Class A Common Shares of Upside, at $2.00 per share to an existing investor in Upside in a private resale not requiring registration under the Securities Act of 1933. The December Shares were issued upon exercise of the Warrant at a price of $0.06 per share, and the Company recorded a realized gain of $2.4 million on the sale. After giving effect to the Purchase Agreements, the Company retained the right to purchase 12,650,000 Shares of Upside pursuant to the Upside Warrant, equal to approximately 11% of the then current aggregate outstanding limited liability company interests of Upside on a fully diluted basis.

In connection with the November and December Purchase Agreements, the Company recorded realized gains of $7.1 million for the year ended December 31, 2016. Unrealized gains of $14.1 million were recognized for the year ended December 31, 2016 based on the change in the fair value of the investment.

On June 2, 2017, the Company entered into a Redemption Agreement with Upside to redeem 12,650,000 Upside Class A Common Shares. Simultaneously with the redemption on June 2, 2017, the Company acquired the Upside Class A Common Shares at a price of $0.06 per share pursuant to a Warrant previously granted to the Company. The Upside Class A Common Shares were redeemed at $1.43182745 per share as approved by the Company’s Audit Committee. Net proceeds from the transaction after giving effect to fees and the exercise price was approximately $16.8 million. After giving effect to the transaction described above, the Company no longer retains an equity interest in Upside.

In connection with the issuance of the Upside Warrant, the Company recorded deferred revenue of $671 and has amortized $84 and $168 and $82 and $165 of this deferred revenue into other income during the three and six months ended June 30, 2017 and 2016, respectively.

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

The following table represents operating expenses contributed by WDM on behalf of the Company and expenses incurred under the WDM Shared Services Agreement for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating Expenses:
Compensation expenses (1)	$3	(15)	$7	$(26)
Rent and utilities	42	41	88	103
Office services and supplies	7	12	13	21
Telephone	4	10	3	21
Other	13	21	28	39
Total Operating Expenses	$69	$69	$139	$158

(1)

Compensation expenses are net of services charged to WDM. During the three and six months ended June 30, 2017, and 2016, the Company charged approximately $0 and $19 and $0 and $32 of expenses, respectively, related to such services .

As of June 30, 2017 and December 31, 2016, due from WDM included in prepaid and other current assets on the Condensed Consolidated Balance Sheets was $158 and $283, respectively, and due to WDM included in accounts payable/accrued expenses on the Condensed Balance Sheets was $27 and $59, respectively.

The Upside Commerce Group, LLC

In December 2015, the Company entered into the Upside Services Agreement with Upside to provide executive management, marketing, legal, financial consulting and other services. For the three months and six months ended June 30, 2017 and 2016 the Company provided approximately $25 and $120 and $61 and $276, respectively, of expenses related to such services and these amounts are included in Other income in the Unaudited Condensed Consolidated Statement of Operations.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. The plaintiff in each patent suit may have defenses to any counterclaim.  In addition, the defendants in certain of the patent suits may file motions seeking costs and fees against the plaintiff, which may be opposed. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, at no less than the minimum of the range. As of June 30, 2017 and December 31, 2016, the litigation accrual was not material.

NOTE 9 - EQUITY

As of June 30, 2017, the Company had authorized an aggregate of 100,000,000 shares of common stock, par value $0.001 per share. The Company had authorized an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of June 30, 2017, there were 21,134,744 shares of the Company’s common stock issued and 20,400,368 outstanding. As of June 30, 2017, 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

In connection with a Settlement Agreement with Walker Digital (the “Settlement Agreement”) relating to rights to indemnification from Walker Digital as a consequence of a settlement with a third party, Walker Digital returned to the Company shares of its Common Stock having a value of $125, in May 2017. The Company reclassifed the previously outstanding 341,204 shares it received as Treasury Stock.

NOTE 10 - STOCK-BASED COMPENSATION

Option Repricing

On January 12, 2017, the compensation committee of the Company’s Board of Directors, and Walker Digital, a stockholder entitled to vote 2,358,500 shares of the Company’s Common Stock and 14,999,000 shares of Series B Preferred Stock, representing, collectively, approximately 82.3% of the outstanding voting stock of the Company entitled to vote on such date with respect to such corporate actions, approved a one-time Stock Option Repricing program (the “Option Repricing”) to permit the Company to reprice certain options to purchase the Company’s common stock held by its current directors, officers and employees (the “Eligible Options”), which actions became effective on February 19, 2017. Under the Option Repricing, as of the date the Option Repricing became effective, Eligible Options with an exercise price at or above $1.37 per share (representing an aggregate of 2,743,000 options, or 58% of the total outstanding) were amended to reduce such exercise price to $0.43.

The impact of the repricing was a one time incremental non cash charge of approximately $216, of which $114 was expensed in the first quarter of 2017 and an additional $102 of expense will be charged to operations over the remaining term of the options.

Stock-based Compensation

Total stock-based compensation to employees and non-employees for the three and six months ended June 30, 2017 and 2016, respectively, is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Employee option awards	$46	$499	$293	$1,070
Non employee compensation expenses	--	47	1	88
Total compensation expense	$46	$546	$294	$1,158

Primarily all of the stock-based compensation incurred in 2017 was incurred in connection with employee awards, and accordingly is included in Compensation expense on the Unaudited Condensed Consolidated Statement of Operations for the three month and six months ended June 30, 2017. During 2016, stock-based compensation related to expense incurred in connection with awards to employees, employees whose salaries were included in cost of revenue, as well as professional fees. For the three and six months ended June 30, 2016, $49 and $106 of the employee option awards expense was included in Cost of revenue, while non employee compensation expense of $47 and $89, respectively, was included in professional fees in the Unaudited Condensed Consolidated Statement of Operations.

During the second quarter of 2017 the Company granted new options to existing directors for the purchase of 140,000 shares of its Common Stock under the Incentive Plan for employees of the Company. These options have an aggregate grant date fair value of approximately $37 utilizing the Black-Scholes option pricing model with the following assumptions used:

Exercise Price		$0.34
Term (in years)		10
Remaining Contractual Life (in years)		9.9
Volatility		101.1%
Dividends		0%
Risk Free Rate of Interest		2.03%
Vesting:	May 2018	–	May 2020

The Company used historical volatility rates used to calculate the fair value of options granted during the three months ended June 30, 2017.

A summary of the status of the Company’s stock option plans and the changes during the six months ended June 30, 2017, is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (in years)

Outstanding at December 31, 2016	4,745,500	$2.38	-	7.3
Options Granted	390,000	$0.40	-
Options Exercised	--
Options Cancelled/Forfeited	(251,668)	$2.93
Outstanding at June 30, 2017	4,883,832	$0.66	-	7.3

Options vested and exercisable	4,092,825	$0.71	86	7.0

As of June 30, 2017, the Company had unrecognized stock-based compensation expense related to all unvested stock options of $160, which is expected to be recognized over the remaining weighted-average vesting period of 1.85 years.

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

General

Through our wholly-owned subsidiaries, we historically have created, commercialized, licensed and, when necessary, legally enforced our homegrown portfolio of business innovations, many of which we acquired from our affiliate Walker Digital, LLC (“Walker Digital”), and are actively engaged in identifying new synergies for our assets and operations. In response to challenging developments in the patent licensing and enforcement environment and the cessation of the Company’s custom innovation work described below, the Company’s current plan of operations includes a carefully focused Licensing and Enforcement program, and the initiation of an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. An investment bank has been retained to advise the Company on its acquisition process and other opportunities to create shareholder value.

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

All improvements to the intellectual property assets that were primary to the business of Walker Digital assigned to the Company in 2013, together with any of the intellectual property associated with Haystack IQ, have been assigned to our subsidiary Inventor Holdings, LLC pursuant to an Invention Assignment Agreement with Mr. Walker. While the terms of the Invention Assignment Agreement do not entitle us to any other intellectual property Mr. Walker may develop in the future, in view of his significant equity position in the Company and the Company’s platform for the protection of the intellectual property it holds, Mr. Walker may nevertheless determine to develop and commercialize intellectual property through the Company.

All of our intellectual property assets were created with the goal of solving business problems, with the intent to achieve commercial status. However, it is our belief that some of our inventions have become part of the commercial activities of other businesses without having been licensed, depriving us of financial value. We are currently pursuing 2 matters regarding our inventions, one in the US District Court in Delaware and the other at the U.S. Court of Appeals for the Federal Circuit. We have expanded our monetization efforts to include possible sale or licensing of all or part of the patent portfolio and will continue enforcement activities for certain patents currently in litigation, although the timing and extent of these activities depends upon many factors affecting the market for patents and the patent enforcement industry that are beyond our control.

On November 28, 2016, the Company entered into a Release and Settlement Agreement with Walker Digital (the “Settlement Agreement”) relating to rights to indemnification from Walker Digital as a consequence of a settlement with a third party. The terms of the Settlement Agreement were approved by the Audit Committee of the Company. The Settlement Agreement required Walker Digital to pay the Company $125 in cash, or to return to the Company shares of its common stock having a value of $125 within six months following the date of the Settlement Agreement and acknowledged the direct and indirect benefits received by the Company from Walker Digital in connection with the sale of shares of Upside by the Company in the November Purchase Agreement as part of the consideration received in connection with the release of the Company’s indemnification claims against Walker Digital.

Overview

Operating activities of the first half of 2017 were principally focused on the development, licensing and enforcement of our patent portfolios, helping to create value in our investment in Upside by providing services to them pursuant to the shared services agreement, continuing efforts to improve operational efficiencies and preserve cash, and initiation of efforts to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within our current verticals or in new industry segments, or control of such operating businesses through contractual arrangements.

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

•	the specific terms and conditions of agreements executed each period including the nature and characteristics of rights granted, and the periods of infringement or term of use contemplated by the respective payments;

•	fluctuations in the total number of agreements executed each period;

•	the timing, results and uncertainties associated with enforcement proceedings relating to our intellectual property rights;

•	the ageing of the patent portfolio; and

•	other external factors, including developments in the law affecting patent enforcement.

All of the Licensing and Enforcement revenues were generated through settlement and non-exclusive license agreements. All of the agreements provide for a one-time payment to the Company. Generally we are willing to engage in settlement discussions with defendants at any appropriate time during the course of litigation. We will agree to settle a dispute with a defendant when we believe that such a settlement and the terms of the agreement are in the best interest of the Company and its shareholders. The environment for entering into such license agreements in the first half of 2017 continues to be adversely affected by several significant developments in the patent monetization industry, including the continued effect of the Leahy-Smith America Invents Act of 2011 (including several new means by which challenges to the validity of our patents may be effected, including inter partes review proceedings) and the Supreme Court holding in the Alice Corp. v. CLS Bank International case, which called into question the patentability of certain types of inventions. In view of these trends, we are anticipating that the revenues from Licensing and Enforcement will continue to be minimal.

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

In connection with the Upside Services Agreement, the Company was granted the Upside Warrant to purchase limited liability company interests in Upside at an exercise price of $0.06 per Class A common share, which amount has been determined to equal the fair market value of such shares as of the date of issuance of the Upside Warrant. The Upside Warrant was issued to the Company by Jay Walker, who at the time of issuance, beneficially owned approximately 37% of the aggregate outstanding limited liability company interests of Upside on a fully diluted basis, and controls Walker Digital, the Company’s controlling stockholder. The total Class A common shares that may be purchased pursuant to the exercise of the Upside Warrant was originally 16,400,000 shares, equal to approximately 16% of the aggregate outstanding limited liability company interests of Upside, on a fully diluted basis, at the time of issuance, and the transfer of such shares to the Company was subject to certain requirements, including the provision of an opinion of counsel that such would not result in Upside being deemed to be a publicly traded partnership for purposes of U.S. federal income tax law.

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

In December 2016, the Company entered into a Securities Purchase Agreement (the “December Purchase Agreement”) in connection with the sale of an aggregate of 1,250,000 Class A Common Shares (the “December Shares”) of Upside, at $2.00 per share to an existing investor in Upside in a private resale not requiring registration under the Securities Act of 1933. The Shares were issued upon exercise of the Warrant at a price of $0.06 per share. Giving effect to the sale of the November Shares and December Shares, the Company raised gross proceeds of $7.5 million and retained the ability to purchase 12,650,000 Shares of Upside pursuant to the Upside Warrant (then 11% on a fully diluted basis).

On June 2, 2017, the Company entered into a Redemption Agreement with Upside to redeem the remaining 12,650,000 Upside Class A Common Shares. Simultaneously with the redemption on June 2, 2017, the Company acquired the Upside Class A Common Shares at a price of $0.06 per share pursuant to the Warrant previously granted to the Company. The Upside Class A Common Shares were redeemed at $1.43182745 per share as approved by the Company’s Audit Committee. Net proceeds from the transaction after giving effect to fees and the exercise price was approximately $16.8 million. After giving effect to the transaction described above, the Company no longer retains an equity interest in Upside.

The Upside Warrant was valued at $14.6 million (the fair value as determined using the Black-Scholes model at both December 31, 2016 and March 31, 2017). The Company accounts for the Upside Warrant using fair value accounting, and, accordingly, for the three and six month period ended June 30, 2017 the Company recorded an unrealized loss of $14.1 million relating to the reversal of unrecognized gains reflected in previous periods and a realized gain of $16.3 million in connection with the Redemption Agreement. In connection with the November and December Purchase Agreements, the Company recorded a realized gain of $7.1 million for the year ended December 31, 2016.

In connection with the issuance of the Upside Warrant in December of 2015, the Company recorded deferred revenue of $646 for the year ended December 31, 2015 and has amortized $84 and $83 of this deferred revenue into Other Income for the three months ended June 30, 2017 and 2016 respectively.

Current Plan of Operation

The Company’s current plan of operations includes a more focused Licensing and Enforcement program, continuing efforts to improve operational efficiencies and preserve cash, and the initiation of an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. The Company expects to consider acquisition opportunities, if any, based on the circumstances presented by the business trends discussed above and the potential benefits to stockholders.

Results of Operations

For the Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Net Income

Net income for the three months ended June 30, 2017 was $1,441 compared to net income of $4,420 for the three months ended June 30, 2016.

Operating expenses of $864 for the quarter ended June 30, 2017 included other legal and consulting fees of $151, patent prosecution and maintenance fees of $36 compensation and related benefits (including non-cash compensation of $46) of $377, professional fees of $168, general and administrative expense of $132.

Operating expenses of $2,364 for the quarter ended June 30, 2016 included other legal and consulting fees of $1,002, patent prosecution and maintenance fees of $32, compensation and related benefits (including non-cash compensation of $450) of $876, professional fees of $270, general and administrative expense of $184. Net revenue totaled $42 for the quarter ended June 30, 2016.

Revenues

	Three Months Ended
	June 30, 2017	June 30, 2016	% Change
Subscription revenue	$--	$--	--
Licensing revenue	--	1	(100%)
Custom innovation	--	436	(100%)
Total revenue	$--	$437	(100%)

For the three months ended June 30, 2017 we recognized no revenue compared to $437 of revenue that was recognized in the second quarter of 2016. Revenue generated in the second quarter of 2016 was primarily attributed to revenue from Custom Innovation. Our revenues from Licensing and Enforcement historically have fluctuated based on the number of patented technology families, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights.

Cost of Revenue

Cost of Custom Innovation Work

Costs of custom innovation work represent the staff and related other costs associated with any of the services provided. For the second quarter of 2016 this amount totaled $395. Custom Innovation work ceased at the end of 2016.

Licensing and Enforcement Expenses

	Three Months Ended
	June 30, 2017	June 30, 2016	% Change
Other legal and consulting fees	$151	$1,002	(85)%
Patent prosecution and maintenance costs	36	32	13%
Total licensing and enforcement expenses	$187	$1,034	(82)%

Other legal and consulting expenses for the three months ended June 30, 2017 and 2016 were $151 and $1,002, respectively. Included in other legal and consulting fees for the second quarter of 2016 was a payment of $933 of legal and filing fees in connection with a court ruling. Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for the second quarter of 2017 increased to $36 from $32 in second quarter 2016. Patent prosecution and maintenance expenses are related to legal fees and Patent Trademark Office expenses for reexaminations and patent prosecutions.

General and Administrative Expenses

	Three Months Ended
	June 30, 2017	June 30, 2016	% Change
Compensation and benefits	$377	$876	(57)%
Professional fees	168	270	(38)%
General and administrative	132	184	(28)%
Total general & administrative expenses	$677	$1,330	(49)%

Compensation and benefits expense decreased by 57% for the three months ended June 30, 2017 from $876 to $377 and includes share based compensation of $46 and $450 for the second quarter ended June 30, 2017 and 2016, respectively. The decrease in compensation and benefits is related to an overall decrease in headcount from 10 in 2016 to 5 in 2017.

Professional fees for the second quarter of 2017 decreased by 38% and totaled $168 and related primarily to accounting and legal fees of $83, board and advisory fees of $57 and public company expenses of $30. Professional fees for the second quarter of 2016 totaled $270 and related to accounting and corporate legal fees of $106, board and advisory fees of $64, investor and public relation fees of $60 and public company expenses of $41.

General and administrative expenses decreased by 28% to $132 for the three months ended June 30, 2017 compared to $184 for the three months ended June 30, 2016. The decrease is attributed to decreases of $10 of office supplies and services, $8 telephone and utilities, $22 of computer services and expense, and $11 in insurance expense.

Unrealized and Realized Gain

For the three months ended June 30, 2017, the Company recorded a net realized gain of $2,189 in connection with the exercise of the Upside Warrant and redemption of shares acquired thereby. The Company accounts for the Upside Warrant using the fair value option and therefore recorded the difference as a change in fair value in its Unaudited Condensed Consolidated Statement of Operations. For the three months ended June 30, 2016 the Company recorded a non-cash, unrealized gain of $6,536 in connection with the fair value accounting of the Upside Warrant.

Other Income

Included in other income of $109 is $25 received from Upside in connection with services provided as well as $84 of amortization in connection with the Upside Warrant. For the three months ended June 30, 2016, the Company recorded other income of $204, of which $120 was received from Upside in connection with services provided and $84 of amortization was expensed in connection with the Upside Warrant.

For the Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Net Income

Net income for the six months ended June 30, 2017 was $281 compared to net income of $2,599 for the six months ended June 30, 2016.

Operating expenses of $2,148 for the six months ended June 30, 2017 included other legal and consulting fees of $252, patent prosecution and maintenance fees of $68, compensation and related benefits (including non-cash compensation of $294) of $1,056, professional fees of $446, general and administrative expense of $326. Included in non cash compensation is a one time non-recurring charge of $114 in connection with the repricing of certain options.

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

Revenues

	Six Months Ended
	June 30, 2017	June 30, 2016	% Change
Subscription revenue	$--	$75	(100%)
Licensing revenue	--	502	(100%)
Custom innovation	--	1,103	(100%)
Total revenue	$--	$1,680	(100%)

For the six months ended June 30, 2017 we recognized no revenue compared to $1,680 of revenue that was recognized in the first half of 2016. Revenue generated in the first half of 2016 was attributed to $500 from one licensing agreement, an average of 20 subscriptions in queue related to Haystack IQ that represented $75 in revenue and $1,103 in revenue from Custom Innovation. Our Licensing and Enforcement revenues historically have fluctuated based on the number of patented technology families, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights.

Cost of Revenue

Cost of Subscription Revenue

Cost of subscription revenue was comprised of compensation for Company employees within the software and systems engineering groups in addition to data costs and amortization expenses. For the six months ended June 30, 2016 this amount totaled $199. This amount is disproportionate to the revenue as the Company had not achieved scale at which it could amortize its technology costs. Haystack IQ was shut down in March 2016.

Cost of Custom Innovation Work

Costs of custom innovation work represent the staff and related other costs associated with any of the services provided. For the first half of 2016 this amount totaled $984. Custom Innovation work ceased at the end of 2016.

Licensing and Enforcement Expenses

	Six Months Ended
	June 30, 2017	June 30, 2016	% Change
Other legal and consulting fees	$252	$1,167	(78)%
Patent prosecution and maintenance costs	68	84	(19)%
Total licensing and enforcement expenses	$320	$1,251	(74)%

Other legal and consulting expenses for the six months ended June 30, 2017 and 2016 were $252 and $1,167, respectively.  The decrease in other legal and consulting fees during the first half of 2017 as compared to the first half of 2016 was mainly attributable to a payment of $933 of legal and filing fees in connection with a 2016 court ruling. Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for the six months ended June 30, 2017 decreased to $68 from $84 in the six months ended June 30, 2016. Patent prosecution and maintenance expenses are related to legal fees and Patent Trademark Office expenses for reexaminations and patent prosecutions.

General and Administrative Expenses

	Six Months Ended
	June 30, 2017	June 30, 2016	% Change
Compensation and benefits	$1,056	$2,112	(50)%
Professional fees	446	528	(16)%
General and administrative	326	413	(21)%
Total general & administrative expenses	$1,828	$3,053	(40)%

Compensation and benefits expense decreased by 50% for the six months ended June 30, 2017 from $2,112 to $1,056 and includes share based compensation of $294 and $963 for the six months ended June 30, 2017 and 2016, respectively. The decrease in compensation and benefits is related to an overall decrease in headcount from 10 in 2016 to 5 in 2017.

Professional fees for the six months ended June 30, 2017 decreased by 16% and totaled $446 and related primarily to accounting and legal fees of $228, board fees of $147 and public company expenses of $74. Professional fees for the six months ended June 30, 2016 totaled $528 and related to accounting and corporate legal fees of $226, board and advisory fees of $143, investor and public relation costs of $90 and public company expenses of $69.

General and administrative expenses decreased by 21% to $326 for the six months ended June 30, 2017 compared to $413 for the six months ended June 30, 2016. The decrease is attributed to decreases of $34 of office space and telephone, $26 of depreciation and amortization expense, $22 in insurance expense, $28 of computer services and supplies and $8 of meals and travel, and was offset by an increase in corporate taxes of $61.

In addition, in connection with closing of Haystack IQ business, the Company recorded approximately $575 in one time, non-recurring restructuring costs in the first half of 2016. These costs consist primarily of severance and other employee costs of $172, write off of prepaid expenses of $69, accelerated amortization of $213 and other costs, including obligations for leases, legal and allowance for doubtful accounts of $121.

Unrealized and Realized Gain

For the six months ended June 30, 2017, the Company recorded a net realized gain of $2,189 in connection with the redemption, exercise and sale of Upside Warrant. The Company accounts for the Upside Warrant using the fair value option and therefore recorded a non-cash, unrealized gain of $6,536 as a change in fair value in its Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2016.

Other Income

Included in other income of $229 is $61 received from Upside in connection with services provided as well as $168 of amortization in connection with the Upside Warrant. For the six months ended June 30, 2016, the Company recorded other income of $441, of which $276 was received from Upside in connection with services provided and $165 of amortization was expensed in connection with the Upside Warrant.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 3 to our Unaudited Condensed Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company’s significant estimates and assumptions include stock-based compensation, the valuation allowance related to the Company’s deferred tax assets revenue recognition, and establishing the fair value of its investments.

Liquidity and Capital Resources

Our current assets were $25.6 million at June 30, 2017, including $25.3 million of cash and cash equivalents. Working capital amounted to $25.0 million as of June 30, 2017. We have narrowed the focus of our litigation business to those patent families that we believe will yield the highest return and we have discretion as to whether the associated legal costs are incurred hourly or on a contingent basis. We believe we have the ability to manage our expenses while we invest in growing our revenue and therefore believe that the Company's cash and cash equivalents are sufficient to meet our liquidity needs for at least the next twelve months from the issuance date of this filing. Cash used in operating activities was approximately $2.0 million for the six months ended June 30, 2017.

Contractual Obligations

We had no significant commitments for capital expenditures and we have no committed lines of credit or other committed funding or long-term debt as of June 30, 2017.

Off-Balance Sheet Transactions

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Recently Issued Accounting Pronouncements

See Note 3 to our Unaudited Condensed Consolidated Financial Statements as of June 30, 2017, included elsewhere in this document.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2017, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Below is a brief description of material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of their property is the subject.

As described in our Annual Report on Form 10-K filed with the SEC on February 9, 2017, on April 8, 2014, Inventor Holdings LLC (“IH, LLC”), a subsidiary of the Company, filed suit alleging infringement by Bed Bath & Beyond (“BBB”) of one or more claims of U.S. Patent No. 6,381,582 in the United States District Court for the District of Delaware, Docket No. 14-448. The complaint sought damages for past, present and future infringement. On August 21, 2015, the District Court granted a Motion for Judgment on the Pleadings by Bed Bath & Beyond, finding US Patent No. 6,381,582 invalid under 35 U.S.C. Section 101. IH LLC subsequently filed an appeal with the Federal Circuit challenging the District Court’s Section 101 Ruling. On April 7, 2016, the Federal Circuit affirmed the District Court’s ruling invalidating the patent. BBB sought its fees and costs for both the District Court and Federal Circuit proceedings from IH LLC. On May 31, 2016, the District Court granted, in part, BBB’s motion for attorney’s fees and costs and ordered a recalculation of these amounts, which were approved by the District Court in the amount of approximately $933,000 on July 14, 2016. IH LLC obtained a bond in the amount of $936,200 (which includes interest) and the parties filed a stipulation for approval of such bond and stay of execution of the fee award pending appeal, which stipulation was approved by the District Court. An appeal to the Federal Circuit was filed on October 11, 2016, and a hearing took place in June 2017. A decision on that appeal is expected in the summer of 2017. No assurance can be given that the Company will not be required to pay such counsel fees in the full amount approved by the District Court, or additional fees, or the timing of any such payment.

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

On December 8, 2016, CM LLC filed suit alleging infringement of one or more claims of U.S. Patent Nos. 5,828,751, 6,282,648, 6,289,453 and 8,549,310 (“CM Patents”) against Yokogawa Corporation of America (“Yokogawa”). On February 23, 2017, Yokogawa filed a motion for invalidity of the CM Patents under section 101. A hearing on the motion was held on June 7, 2017.  A decision on this motion is expected later in 2017. On June 30, 2017, Yokogawa filed petitions for Inter Partes Review of the CM Patents before the U.S. Patent and Trademark Office (“PTO”).  Responses to the petitions are due by August 30, 2017, and a decision regarding review is expected by the end of 2017.  If review of any or all of the claims is instituted by the PTO, a final decision is expected by the end of 2018.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other information

None.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.
2.1

Redemption Agreement between and among Walker Innovation Inc. and The Upside Commerce Group, LLC dated as of June 2, 2017. (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on June 30, 2017)*

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

WALKER INNOVATION INC.

Dated: August 3, 2017	By:	/s/ Jonathan A. Siegel
Jonathan A. Siegel
Chief Executive Officer (Principal Executive Officer)

Dated: August 3, 2017	By:	/s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer (Principal Financial Officer and Accounting Officer)