Form 10-Q
period 2017-09-30
WALKER INNOVATION INC.
filed 2017-10-30
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

(203) 263-9362

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of October 30, 2017, there were 20,400,368 shares of the issuer’s common stock outstanding.

WALKER INNOVATION INC. AND SUBSIDIARIES

Form 10-Q

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,634	$10,285
Short-term investment	25	25
Prepaid expenses and other current assets	269	398
Total current assets	24,928	10,708

Property and equipment, net	1	9

Other Assets:
Investment, at fair value	--	14,621
Investment, at cost	--	250
TOTAL ASSETS	$24,929	$25,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$151	$214
Accrued expenses	90	461
Deferred revenue	64	316
Total current liabilities	305	991

TOTAL LIABILITIES	305	991

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 15,000,000 shares authorized	—	—
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding, as of September 30, 2017 and December 31, 2016 respectively	15	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,134,744 shares issued and 20,400,368 and 20,741,572 shares outstanding as of September 30, 2017 and December 31, 2016 respectively	21	21
Treasury stock, 734,376 and 393,172 shares, at cost as of September 30, 2017 and December 31, 2016, respectively	(965)	(840)
Additional paid-in capital	47,303	46,985
Accumulated deficit	(21,750)	(21,584)
TOTAL STOCKHOLDERS' EQUITY	24,624	24,597
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,929	$25,588

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2017	2016
Revenues:
Licensing fees	$300	$100
Custom innovation – related party	--	630
Total revenues	300	730

Cost of Revenue:
Cost of custom innovation	--	415
Legal and consulting contingency	--	25
	--	440

Net revenue	300	290

Operating expenses:
Other legal and consulting fees	28	174
Patent prosecution and maintenance fees	6	59
Compensation and benefits (includes non-cash stock based compensation of $24 and $461 for the three months ended September 30, 2017 and 2016, respectively)	330	914
Professional fees	162	268
General and administrative	111	169
Total operating expenses	637	1,584

Operating net loss	(337)	(1,294)

Other income	93	157
Interest income	17	1

Loss before income taxes	(227)	(1,136)

Provision for income taxes	(219)	--
Net loss	$(446)	$(1,136)

Net loss per common share:
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)

Weighted average common shares outstanding:
Basic	20,400	20,742
Diluted	20,400	20,742

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Revenues:
Licensing fees	$300	$602
Custom innovation – related party	--	1,733
Subscription revenue		75
Total revenues	300	2,410

Cost of Revenue:
Cost of subscription service	--	199
Cost of custom innovation	--	1,400
Legal and consulting contingency	--	25
Total cost of revenues	--	1,624

Net revenue	300	786

Operating expenses:
Other legal and consulting fees	280	1,342
Patent prosecution and maintenance fees	75	143
Compensation and benefits (includes non-cash stock based compensation of $318 and $1,424 for the nine months ended September 30, 2017 and 2016, respectively)	1,386	3,025
Professional fees	607	796
General and administrative	401	582
Restructuring charge	--	575
Total operating expenses	2,749	6,463

Operating net loss	(2,449)	(5,677)

Realized gain on investment (Note 6)	2,189	--
Unrealized gain on investment (Note 6)	--	6,536
Other income	322	597
Interest income	28	6

Income before income taxes	90	1,462

Provision for income taxes	(256)	--
Net (loss) income	$(166)	$1,462

Net (loss) income per common share:
Basic	$(0.01)	$0.07
Diluted	$(0.01)	$0.04

Weighted average common shares outstanding:
Basic	20,580	20,742
Diluted	20,580	35,922

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net (loss) income	$(166)	$1,462
Adjustments to reconcile net loss to net cash used in operating activities:
Accelerated amortization related to write off of Haystack IQ asset	--	213
Stock-based compensation	318	1,543
Depreciation and amortization	8	33
Change in fair value of investment (Note 6)	(2,189)	(6,536)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	--	839
Other receivable	(6)	18
Prepaid and other current assets	10	334
Increase (decrease) in:
Accounts payable	(63)	49
Accrued expenses	(371)	(16)
Deferred software costs	--	(63)
Deferred liabilities	(252)	(488)
Net cash used in operating activities	(2,711)	(2,612)

Cash Flows from Investing Activities:
Proceeds from sale of investment in Tagged and Upside	18,362	--
Commission in connection with sale of Upside investment	(543)	--
Exercise of Upside warrant	(759)	--
Net change in short-term investment	--	25
Net cash provided by (used in) investing activities	17,060	25

Cash Flows from Financing Activities:
	--	--
Net cash provided by (used in) financing activities	--	--

Net change in cash and cash equivalents	14,349	(2,587)
Cash and cash equivalents:
Beginning	$10,285	$5,858
Ending	$24,634	$3,271

Non-cash Investing and Financing activities:
Reclassification as treasury stock of shares received in connection with settlement of related party matter (Note 9)	$125	--

Cash paid for income taxes	$256	--

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC.

September 30, 2017

(in thousands except share and per share amounts)

(Unaudited)

NOTE 1. THE COMPANY

Walker Innovation Inc. (formerly known as Patent Properties, Inc.), a Delaware corporation (collectively, with its subsidiaries, the “Company” or “Walker Innovation”), seeks to develop and commercialize its unique portfolio of intellectual property assets through licensing and enforcement operations (“Licensing and Enforcement”). In response to challenging developments in the patent licensing and enforcement environment and the cessation of the Company’s custom innovation work described below, the Company’s current plan of operations includes a carefully focused Licensing and Enforcement program, and an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. An investment bank has been retained to advise the Company on its acquisition process and other opportunities to create shareholder value.

Walker Digital, LLC (“Walker Digital”), a related party, is the owner of 82% of the voting interest in the Company and owns approximately 48% of the economic interest in the Company (42% on a fully diluted basis).

NOTE 2. NATURE OF BUSINESS

Licensing and Enforcement

The Company seeks to develop, license and otherwise enforce patented technologies through its wholly owned subsidiaries. Historically, the Company generated revenues from the granting of intellectual property rights for the use of, or pertaining to, its patented technologies. The Company may also monetize its intellectual property through the sale of select patent assets. Patent protection is a key part of the Company’s business model, because it provides the Company with a period of exclusive ownership during which the Company has the opportunity to recoup risk capital and generate a profit from inventions. The Company’s recent Licensing and Enforcement efforts have focused on a specific family of patents.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. Additionally, operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2017. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the year ended December 31, 2016, which are included in the Company’s annual report on Form 10-K filed with the SEC on February 7, 2017.

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

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common stock by the weighted-average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. As of September 30, 2017 and 2016, the following common stock equivalents were outstanding:

	September 30, 2017	September 30, 2016
Common Stock options	5,073,832	4,885,499
Convertible Preferred Stock	14,999,000	14,999,000
Potentially dilutive securities	20,072,832	19,884,499

A reconciliation of basic and diluted earnings per share (“EPS”) is given in the following table:

	Income (in thousands)	Shares	Amount per Share
Three months ended September 30, 2017
Basic EPS	$(446)	20,400,368	$(0.02)
No effect of Dilutive Securities	--	--
Diluted EPS	$(446)	20,400,368	$(0.02)

Three months ended September 30, 2016
Basic EPS	$(1,136)	20,741,572	$(0.05)
No effect of Dilutive Securities	--	--
Diluted EPS	$(1,136)	20,741,572	$(0.05)

	Income (in thousands)	Shares	Amount per Share
Nine months ended September 30, 2017
Basic EPS	$(166)	20,580,344	$(0.01)
No effect of Dilutive Securities	--	--
Diluted EPS	$(166)	20,580,344	$(0.01)

Nine months ended September 30, 2016
Basic EPS	$1,462	20,741,572	$0.07
Effect of Dilutive Securities	--	15,180,606
Diluted EPS	$1,462	35,922,178	$0.04

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

Costs Associated with Revenue

Contingent legal and consulting fees are expensed in the Unaudited Condensed Consolidated Statements of Operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal and consulting fees are required to be paid; however, the Company may be liable for certain out of pocket legal and consulting costs incurred in connection with the services performed pursuant to the underlying legal and consulting services agreement. Legal fees advanced to contingent law firms, if any, that are required to be paid in the event that no license recoveries are obtained are expensed as incurred and included in liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, short term investment, accounts receivable, and accounts payable, approximate fair value due to the short-term nature of these instruments.

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	As of
	September 30, 2017 (Unaudited)	December 31, 2016
Beginning balance (fair value of Upside Warrant upon issuance)	$14,621	$672
Change in fair value of Upside Warrant	3,491	18,283
Exercise and sale of Upside Warrant	(18,112)	(4,334)
Ending balance	$--	$14,621

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

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties or customers who account for 10% or more of the total revenues generated by the Company during the period. Revenue for the three and nine months ended September 30, 2017 was $300 and was from one counterparty. For the nine months ended September 30, 2016, 72% of the Company’s revenue was derived from one counterparty, which was Walker Digital for revenue in connection with custom innovation subcontracted to the Company. For the three months ended September 30, 2016, 86% of the Company’s revenue was derived from one counterparty, which was Walker Digital, and was in connection with custom innovation subcontracted to the Company.

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

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted effective January 1, 2017. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU No. 2014-09. In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610.20), which clarifies the scope of asset derecognition and accounting for partial sales of nonfinancial assets pursuant to ASU No. 2014-09. We are evaluating the effect of the adoption of this standard on our consolidated financial position and results of operations.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” which addresses narrow issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this Update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. These amendments in Part I of this update are effective for annual and interim periods beginning after December 15, 2018, early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied in either of the following ways: (1) Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective. (2) Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2017 and December 31, 2016 prepaid expenses and other current assets consist of the following:

	As of
	September 30, 2017 (Unaudited)	December 31, 2016
Prepaid insurance	$68	$61
Prepaid patent costs	3	11
Due from Walker Digital/Upside	157	301
Other prepaid expenses and other current assets	41	25
Total prepaid expenses and other current assets	$269	$398

NOTE 5. PROPERTY AND EQUIPMENT

As of September 30, 2017 and December 31, 2016 property and equipment, net, consist of the following:

	As of
	September 30, 2017 (Unaudited)	December 31, 2016
Computer equipment and software	$30	$30
Less: Accumulated Depreciation	(29)	(21)
Total property and equipment, net	1	9

Depreciation expense for the three and nine months ended September 30, 2017 and 2016 was $3 and $8 and $3 and $33, respectively.

NOTE 6. INVESTMENTS

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

On June 2, 2017, the Company entered into a Redemption Agreement with Upside to redeem 12,650,000 Upside Class A Common Shares. Simultaneously with the redemption on June 2, 2017, the Company acquired the Upside Class A Common Shares at a price of $0.06 per share pursuant to a Warrant previously granted to the Company. The Upside Class A Common Shares were redeemed at $1.43182745 per share as approved by the Company’s Audit Committee. Net proceeds from the transaction after giving effect to fees and the exercise price was approximately $16.8 million and in connection with the transaction the company realized a gain of $2,189. After giving effect to the transaction described above, the Company no longer retains an equity interest in Upside.

In connection with the issuance of the Upside Warrant, the Company recorded deferred revenue of $671 and has amortized $84 and $252 and $82 and $248 of this deferred revenue into other income during the three and nine months ended September 30, 2017 and 2016, respectively.

NOTE 7. SHARED SERVICES AGREEMENT

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

The following table represents operating expenses contributed by WDM on behalf of the Company and expenses incurred under the WDM Shared Services Agreement for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating Expenses:
Compensation expenses (1)	$0	(3)	$7	$(28)
Rent and utilities	24	28	111	131
Office services and supplies	1	6	15	27
Telephone	1	10	4	30
Other	8	16	37	55
Total Operating Expenses	$34	$57	$174	$215

(1)

Compensation expenses are net of services charged to WDM. During the three and nine months ended September 30, 2017, and 2016, the Company charged approximately $0 and $0 and $6 and $38 of expenses, respectively, related to such services .

As of September 30, 2017 and December 31, 2016, due from WDM included in prepaid and other current assets on the Condensed Consolidated Balance Sheets was $162 and $283, respectively, and due to WDM included in accounts payable/accrued expenses on the Condensed Balance Sheets was $8 and $59, respectively.

The Upside Commerce Group, LLC

In December 2015, the Company entered into the Upside Services Agreement with Upside to provide executive management, marketing, legal, financial consulting and other services. For the three months and nine months ended September 30, 2017 and 2016 the Company provided approximately $9 and $70 and $74 and $351, respectively, of expenses related to such services and these amounts are included in Other income in the Unaudited Condensed Consolidated Statement of Operations.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be subject to claims, counterclaims and legal actions that arise in the ordinary course of business. The plaintiff in each patent suit may have defenses to any counterclaim. In addition, the defendants in certain of the patent suits may file motions seeking costs and fees against the plaintiff, which may be opposed. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, at no less than the minimum of the range. As of September 30, 2017 and December 31, 2016, the litigation accrual was not material.

NOTE 9. EQUITY

As of September 30, 2017, the Company had authorized an aggregate of 100,000,000 shares of common stock, par value $0.001 per share. The Company had authorized an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of September 30, 2017, there were 21,134,744 shares of the Company’s common stock issued and 20,400,368 outstanding. As of September 30, 2017, 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

In connection with a Settlement Agreement with Walker Digital (the “Settlement Agreement”) relating to rights to indemnification from Walker Digital as a consequence of a settlement with a third party, Walker Digital returned to the Company shares of its Common Stock having a value of $125, in May 2017. The Company reclassified the previously outstanding 341,204 shares it received as Treasury Stock.

NOTE 10. STOCK-BASED COMPENSATION

Option Repricing

On January 12, 2017, the compensation committee of the Company’s Board of Directors, and Walker Digital, a stockholder entitled to vote 2,358,500 shares of the Company’s Common Stock and 14,999,000 shares of Series B Preferred Stock, representing, collectively, approximately 82.3% of the outstanding voting stock of the Company entitled to vote on such date with respect to such corporate actions, approved a one-time Stock Option Repricing program (the “Option Repricing”) to permit the Company to reprice certain options to purchase the Company’s common stock held by its then current directors, officers and employees (the “Eligible Options”), which actions became effective on February 19, 2017. Under the Option Repricing, as of the date the Option Repricing became effective, Eligible Options with an exercise price at or above $1.37 per share (representing an aggregate of 2,743,000 options, or 58% of the total outstanding) were amended to reduce such exercise price to $0.43.

The impact of the repricing was a one time incremental non cash charge of approximately $216, of which $114 was expensed in the first quarter of 2017 and an additional $102 of expense will be charged to operations over the remaining term of the options.

Stock-based Compensation

Total stock-based compensation to employees and non-employees for the three and nine months ended September 30, 2017 and 2016, respectively, is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Employee option awards	$24	$382	$317	$1,452
Non employee compensation expenses	--	3	1	91
Total compensation expense	$24	$385	$318	$1,543

Primarily all of the stock-based compensation incurred in 2017 was incurred in connection with employee awards, and accordingly is included in Compensation expense on the Unaudited Condensed Consolidated Statement of Operations for the three month and nine months ended September 30, 2017. During 2016, stock-based compensation related to expense incurred in connection with awards to employees, employees whose salaries were included in cost of revenue, as well as professional fees. For the three and nine months ended September 30, 2016, ($79) and $28 of the employee option awards expense was included in Cost of revenue. The ($79) represented a reversal of expense for options forfeited by employees who left the company during the quarter. Non employee compensation expense of $3 and $91, respectively, was included in professional fees in the Unaudited Condensed Consolidated Statement of Operations.

During the third quarter of 2017 the Company granted new options to an existing officer for the purchase of 250,000 shares of its Common Stock under the Incentive Plan for employees of the Company. These options have an aggregate grant date fair value of approximately $77 utilizing the Black-Scholes option pricing model with the following assumptions used:

Exercise Price		$0.39
Term (in years)		10
Remaining Contractual Life (in years)		9.9
Volatility		98.9%
Dividends		0%
Risk Free Rate of Interest		1.73%
Vesting:	June 2018	--	June 2020

The Company used historical volatility rates used to calculate the fair value of options granted during the three months ended September 30, 2017.

A summary of the status of the Company’s stock option plans and the changes during the nine months ended September 30, 2017, is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2016	4,745,500	$2.38	-	7.3
Options Granted	640,000	$0.39	-
Options Exercised	--
Options Cancelled/Forfeited	(311,668)	$2.49
Outstanding at September 30, 2017	5,073,832	$0.65	-	7.1

Options vested and exercisable	4,134,490	$0.71	324	6.7

As of September 30, 2017, the Company had unrecognized stock-based compensation expense related to all unvested stock options of $188, which is expected to be recognized over the remaining weighted-average vesting period of 2.2 years.

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

General

Through our wholly-owned subsidiaries, we historically have created, commercialized, licensed and, when necessary, legally enforced our homegrown portfolio of business innovations, many of which we acquired from our affiliate Walker Digital, LLC (“Walker Digital”), and are actively engaged in identifying new synergies for our assets and operations. In response to challenging developments in the patent licensing and enforcement environment and the cessation of the Company’s custom innovation work described below, the Company’s current plan of operations includes a carefully focused Licensing and Enforcement program, and an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. An investment bank has been retained to advise the Company on its acquisition process and other opportunities to create shareholder value.

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

The Company’s Executive Chairman is entrepreneur and inventor Jay Walker, who is best known as the founder of Priceline.com and has twice been named by TIME magazine as “one of the top 50 business leaders of the digital age.” Mr. Walker currently ranks as the world’s 13th most patented living individual, based on U.S. patent issuances according to Wikipedia.

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

All of our intellectual property assets were created with the goal of solving business problems, with the intent to achieve commercial status. However, it is our belief that some of our inventions have become part of the commercial activities of other businesses without having been licensed, depriving us of financial value. We are currently pursuing one matter regarding our inventions in the U.S. Court of Appeals for the Federal Circuit. Our monetization efforts include the possible sale or licensing of all or part of the relevant patent portfolio. It is our plan to continue enforcement activities for certain patents, although the timing and extent of these activities depends upon many factors affecting the market for patents and the patent enforcement industry that are beyond our control.

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

Overview

Operating activities for 2017 were principally focused on the development, licensing and enforcement of our patent portfolios, helping to create value in our investment in Upside by providing services to them pursuant to the shared services agreement, and continuing efforts to improve operational efficiencies and preserve cash. Once we monetized our investment in Upside our focus transitioned to the initiation of efforts to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within our current verticals or in new industry segments, or control of such operating businesses through contractual arrangements.

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

•	fluctuations in the total number of agreements executed each period;

•	the timing, results and uncertainties associated with enforcement proceedings relating to our intellectual property rights;

•	the ageing of the patent portfolio; and

•	other external factors, including developments in the law affecting patent enforcement and availability of contingent legal financing, as required.

All of the Licensing and Enforcement revenues were generated through settlement and non-exclusive license agreements. All of the agreements provide for a one-time payment to the Company. Generally we are willing to engage in settlement discussions with defendants at any appropriate time during the course of litigation. We will agree to settle a dispute with a defendant when we believe that such a settlement and the terms of the agreement are in the best interest of the Company and its shareholders. The environment for entering into such license agreements in 2017 continues to be adversely affected by several significant developments in the patent monetization industry, including the continued effect of the Leahy-Smith America Invents Act of 2011 (including several new means by which challenges to the validity of our patents may be effected, including Inter Partes review proceedings) and the Supreme Court holding in the Alice Corp. v. CLS Bank International case, which called into question the patentability of certain types of inventions. In view of these trends, we are anticipating that the revenues from Licensing and Enforcement will continue to be minimal.

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

The Upside Warrant was valued at $14.6 million (the fair value as determined using the Black-Scholes model at both December 31, 2016 and March 31, 2017). The Company accounts for the Upside Warrant using fair value accounting, and, accordingly, for the nine month period ended September 30, 2017 the Company recorded an unrealized loss of $14.1 million relating to the reversal of unrecognized gains reflected in previous periods and a realized gain of $16.3 million in connection with the Redemption Agreement. In connection with the November and December Purchase Agreements, the Company recorded a realized gain of $7.1 million for the year ended December 31, 2016.

In connection with the issuance of the Upside Warrant in December of 2015, the Company recorded deferred revenue of $646 for the year ended December 31, 2015 and has amortized $84 and $82 of this deferred revenue into Other Income for the three months ended September 30, 2017 and 2016 respectively.

Current Plan of Operation

The Company’s current plan of operations includes a carefully focused Licensing and Enforcement program, continuing efforts to improve operational efficiencies and preserve cash, and an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. The Company expects to consider acquisition opportunities, if any, based on the circumstances presented by the business trends discussed above and the potential benefits to stockholders.

Results of Operations

For the Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Net Loss

Net loss for the three months ended September 30, 2017 was $446 compared to net loss of $1,136 for the three months ended September 30, 2016.

Operating expenses of $637 for the quarter ended September 30, 2017 included other legal and consulting fees of $28, patent prosecution and maintenance fees of $6 compensation and related benefits (including non-cash compensation of $24) of $330, professional fees of $162, general and administrative expense of $111. Net revenue totaled $300 for the quarter ended September 30, 2017.

Operating expenses of $1,584 for the quarter ended September 30, 2016 included other legal and consulting fees of $174, patent prosecution and maintenance fees of $59, compensation and related benefits (including non-cash compensation of $461) of $914, professional fees of $268, general and administrative expense of $169. Net revenue totaled $290 for the quarter ended September 30, 2016.

Revenues

	Three Months Ended
	September 30, 2017	September 30, 2016	% Change
Licensing revenue	$300	$100	200%
Custom innovation	--	630	N/A
Total revenue	$300	$730	(59)%

For the three months ended September 30, 2017 we recognized $300 of revenue compared to $730 of revenue that was recognized in the third quarter of 2016. Revenue generated in the third quarter of 2016 was primarily attributed to revenue from Custom Innovation, while the revenue recorded in the third quarter of 2017 related to our Licensing and Enforcement revenue. Our revenues from Licensing and Enforcement historically have fluctuated based on the number of patented technology families, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights.

Cost of Revenue

Cost of Custom Innovation Work

Costs of custom innovation work represent the staff and related other costs associated with any of the services provided. For the third quarter of 2016 this amount totaled $415. Custom Innovation work ceased at the end of 2016.

Licensing and Enforcement Expenses

	Three Months Ended
	September 30, 2017	September 30, 2016	% Change
Other legal and consulting fees	$28	$174	(84)%
Patent prosecution and maintenance costs	6	59	(90)%
Total licensing and enforcement expenses	$34	$233	(85)%

Other legal and consulting expenses for the three months ended September 30, 2017 and 2016 were $28 and $174, respectively.  Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for the third quarter of 2017 decreased to $6 from $59 in third quarter 2016. Patent prosecution and maintenance expenses are related to legal fees and Patent Trademark Office expenses for reexaminations and patent prosecutions.

General and Administrative Expenses

	Three Months Ended
	September 30, 2017	September 30, 2016	% Change
Compensation and benefits	$330	$914	(64)%
Professional fees	162	268	(40)%
General and administrative	111	169	(34)%
Total general & administrative expenses	$603	$1,351	(55)%

Compensation and benefits expense decreased by 64% for the three months ended September 30, 2017 from $914 to $330 and includes share based compensation of $24 and $461 for the third quarter ended September 30, 2017 and 2016, respectively. The decrease in compensation and benefits is related to an overall decrease in headcount from 10 in 2016 to 5 in 2017.

Professional fees for the third quarter of 2017 decreased by 40% and totaled $162 and related primarily to accounting and legal fees of $104, board and advisory fees of $39 and public company expenses of $19. Professional fees for the third quarter of 2016 totaled $268 and related to accounting and corporate legal fees of $161, board and advisory fees of $75, investor and public relation fees of $48 and public company expenses of $26.

General and administrative expenses decreased by 34% to $111 for the three months ended September 30, 2017 compared to $169 for the three months ended September 30, 2016. The decrease is mainly attributed to decreases of $9 for telephone and utilities, $15 of computer services and expense, and $10 in insurance expense.

Other Income

Included in other income of $93 is $9 received from Upside in connection with services provided as well as $84 of amortization in connection with the Upside Warrant. For the three months ended September 30, 2016, the Company recorded other income of $157, of which $74 was received from Upside in connection with services provided and $83 of amortization was expensed in connection with the Upside Warrant.

Provision for Income Taxes

Provision for income taxes of $219 represents taxes paid during the three months ending September 30, 2017 compared to no income taxes paid in the three months ending September 30, 2016. The amount of income taxes paid in the third quarter 2017 relate to the exercise and sale of the Upside Warrant.

For the Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Net (Loss) Income

Net loss for the nine months ended September 30, 2017 was $166 compared to net income of $1,462 for the nine months ended September 30, 2016.

Operating expenses of $2,749 for the nine months ended September 30, 2017 included other legal and consulting fees of $280, patent prosecution and maintenance fees of $75, compensation and related benefits (including non-cash compensation of $318) of $1,386, professional fees of $607, general and administrative expense of $401. Included in non cash compensation is a one time non-recurring charge of $114 in connection with the repricing of certain options.

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

Revenues

	Nine Months Ended
	September 30, 2017	September 30, 2016	% Change
Subscription revenue	$--	$75	N/A
Licensing revenue	300	602	(50)%
Custom innovation	--	1,733	N/A
Total revenue	$300	$2,410	(88)%

For the nine months ended September 30, 2017 we recognized $300 of revenue compared to $2.4 million of revenue that was recognized for the same period in 2016. Revenue generated in the first nine months of 2016 was attributed to $602 from eight licensing agreements, an average of 20 subscriptions in queue related to Haystack IQ that represented $75 in revenue and $1,733 in revenue from Custom Innovation. Our Licensing and Enforcement revenues historically have fluctuated based on the number of patented technology families, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights.

Cost of Revenue

Cost of Subscription Revenue

Cost of subscription revenue was comprised of compensation for Company employees within the software and systems engineering groups in addition to data costs and amortization expenses. For the nine months ended September 30, 2016 this amount totaled $199. This amount is disproportionate to the revenue as the Company had not achieved scale at which it could amortize its technology costs. Haystack IQ was shut down in March 2016.

Cost of Custom Innovation Work

Costs of custom innovation work represent the staff and related other costs associated with any of the services provided. For nine months ended September 30, 2016, this amount totaled $1.4 million. Custom Innovation work ceased at the end of 2016.

Licensing and Enforcement Expenses

	Nine Months Ended
	September 30, 2017	September 30, 2016	% Change
Other legal and consulting fees	$280	$1,342	(79)%
Patent prosecution and maintenance costs	75	143	(48)%
Total licensing and enforcement expenses	$355	$1,485	(76)%

Other legal and consulting expenses for the nine months ended September 30, 2017 and 2016 were $280 and $1,342, respectively. The decrease in other legal and consulting fees during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was mainly attributable to a payment of $933 of legal and filing fees in connection with a 2016 court ruling. Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for the nine months ended September 30, 2017 decreased to $75 from $143 in the nine months ended September 30, 2016. Patent prosecution and maintenance expenses are related to legal fees and Patent Trademark Office expenses for reexaminations and patent prosecutions.

General and Administrative Expenses

	Nine Months Ended
	September 30, 2017	September 30, 2016	% Change
Compensation and benefits	$1,386	$3,025	(54)%
Professional fees	607	796	(24)%
General and administrative	401	582	(31)%
Total general & administrative expenses	$2,394	$4,403	(46)%

Compensation and benefits expense decreased by 54% for the nine months ended September 30, 2017 from $3,025 to $1,386 and includes share based compensation of $318 and $1,424 for the nine months ended September 30, 2017 and 2016, respectively. The decrease in compensation and benefits is related to an overall decrease in headcount from 10 in 2016 to 5 in 2017.

Professional fees for the nine months ended September 30, 2017 decreased by 24% and totaled $607 and related primarily to accounting and legal fees of $332, board fees of $185 and public company expenses of $93. Professional fees for the nine months ended September 30, 2016 totaled $796 and related primarily to accounting and legal fees of $388, board and advisory fees of $213, investor and public relation costs of $93 and public company expenses of $92.

General and administrative expenses decreased by 31% to $401 for the nine months ended September 30, 2017 compared to $582 for the nine months ended September 30, 2016. The decrease is mainly attributed to decreases of $27 of office supplies and services and rent, $26 of telephone and utilities, $43 of computer services and expense, and $31 of insurance expense.

In connection with closing of Haystack IQ business, the Company recorded approximately $575 in one time, non-recurring restructuring costs for the nine months ended September 30, 2016. These costs consist primarily of severance and other employee costs of $172, write off of prepaid expenses of $69, accelerated amortization of $213 and other costs, including obligations for leases, legal and allowance for doubtful accounts of $121.

Unrealized and Realized Gain

For the nine months ended September 30, 2017, the Company recorded a net realized gain of $2,189 in connection with the exercise and redemption of the Upside Warrant. The Company accounted for the Upside Warrant using the fair value option and therefore recorded a non-cash, unrealized gain of $6,536 as a change in fair value in its Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016.

Other Income

Included in other income of $322 is $70 received from Upside in connection with services provided as well as $252 of amortization in connection with the Upside Warrant. For the nine months ended September 30, 2016, the Company recorded other income of $597, of which $350 was received from Upside in connection with services provided and $247of amortization was expensed in connection with the Upside Warrant.

Provision for Income Taxes

Provision for income taxes of $256 represent taxes paid during the nine months ending September 30, 2017 compared to no income taxes paid in the nine months ending September 30, 2016. The amount of income tax expenses paid in 2017 relate to the exercise and sale of the Upside Warrant.

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

Liquidity and Capital Resources

Our current assets were $24.9 million at September 30, 2017, including $24.6 million of cash and cash equivalents. Working capital amounted to $24.6 million as of September 30, 2017. We have narrowed the focus of our Licensing and Enforcement business to those patent families that we believe have potential to yield the highest return and we have discretion as to whether the associated legal costs are incurred hourly or on a contingent basis.

We believe we have the ability to manage our expenses while we invest in growing our revenue and therefore believe that the Company's cash and cash equivalents are sufficient to meet our obligations and other liquidity needs for at least the next twelve months from the issuance date of this filing. Cash used in operating activities was approximately $2.7 million for the nine months ended September 30, 2017.

Contractual Obligations

We had no significant commitments for capital expenditures and we have no committed lines of credit or other committed funding or long-term debt as of September 30, 2017.

Off-Balance Sheet Transactions

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Recently Issued Accounting Pronouncements

See Note 3 to our Unaudited Condensed Consolidated Financial Statements as of September 30, 2017, included elsewhere in this document.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2017, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

Below is a brief description of material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of their property is the subject.

As described in our Annual Report on Form 10-K filed with the SEC on February 9, 2017, on April 8, 2014, Inventor Holdings LLC (“IH, LLC”), a subsidiary of the Company, filed suit alleging infringement by Bed Bath & Beyond (“BBB”) of one or more claims of U.S. Patent No. 6,381,582 in the United States District Court for the District of Delaware, Docket No. 14-448. The complaint sought damages for past, present and future infringement. On August 21, 2015, the District Court granted a Motion for Judgment on the Pleadings by Bed Bath & Beyond, finding US Patent No. 6,381,582 invalid under 35 U.S.C. Section 101. IH LLC subsequently filed an appeal with the Federal Circuit challenging the District Court’s Section 101 Ruling. On April 7, 2016, the Federal Circuit affirmed the District Court’s ruling invalidating the patent. BBB sought its fees and costs for both the District Court and Federal Circuit proceedings from IH LLC. On May 31, 2016, the District Court granted, in part, BBB’s motion for attorney’s fees and costs and ordered a recalculation of these amounts, which were approved by the District Court in the amount of approximately $933,000 on July 14, 2016. IH LLC obtained a bond in the amount of $936,200 (which includes interest) and the parties filed a stipulation for approval of such bond and stay of execution of the fee award pending appeal, which stipulation was approved by the District Court. An appeal to the Federal Circuit was filed on October 11, 2016, and a hearing took place in June 2017. IH, LLC is awaiting a decision on that appeal. No assurance can be given that the Company will not be required to pay such counsel fees in the full amount approved by the District Court, or additional fees, or the timing of any such payment.

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

On December 8, 2016, CM LLC filed suit alleging infringement of one or more claims of U.S. Patent Nos. 5,828,751, 6,282,648, 6,289,453 and 8,549,310 (“CM Patents”) against Yokogawa Corporation of America (“Yokogawa”). On February 23, 2017, Yokogawa filed a motion for invalidity of the CM Patents under section 101. A hearing on the motion was held on June 7, 2017.  On June 30, 2017, Yokogawa filed petitions for Inter Partes Review of the CM Patents before the U.S. Patent and Trademark Office (“PTO”).   CM LLC entered into a settlement agreement with Yokagawa effective August 4, 2017 and the litigation was dismissed with prejudice on August 18, 2017. A joint motion to terminate the Inter Partes Review proceedings was filed on September 25, 2017. An order terminating the Inter Partes Review proceedings was issued October 13, 2017.”

Item 1A.	Risk Factors.

Not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other information

None.

Item 6.	Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.
10.1	Amendment to Executive Employment Agreement, dated as of September 25, 2017, between Kara B. Jenny and Walker Innovation Inc.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALKER INNOVATION INC.

Dated: October 30, 2017	By:	/s/ Jonathan A. Siegel
Jonathan A. Siegel
Chief Executive Officer (Principal Executive Officer)

Dated: October 30, 2017	By:	/s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer (Principal Financial Officer and Accounting Officer)