Form 10-K
period 2017-12-31
WALKER INNOVATION INC.
filed 2018-02-02
CIK 1294649

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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
(203) 263-9362

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐		(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the shares of Common Stock, par value $0.001 per share, of the registrant held by non-affiliates on June 30, 2017 was $7,249,927.

There were 20,094,314 shares of Common Stock of the registrant outstanding as of February 1, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART IV
Item 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	22

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

This report contains forward-looking statements and information relating to Walker Innovation that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this Form 10-K, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this Form 10-K as anticipated, estimated or expected, including, but not limited to: whether or not we are successful in our efforts to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

Item 1.     Business

Overview

Walker Innovation Inc., a Delaware corporation (collectively, with its subsidiaries, the “Company” or “Walker Innovation”), seeks to develop and commercialize its unique portfolio of intellectual property assets through its licensing and enforcement operations (“Licensing and Enforcement”). Prior to 2017 the Company operated a second line of business that focused on helping companies innovate more effectively and efficiently (“Innovation Business”). The Company accomplished this by offering custom innovation services to large companies desiring to prototype and scale new businesses and new business methods. Prior to March 31, 2016, the Company also had a custom innovation product for small and medium businesses called Haystack IQ™ (“Haystack IQ”), which used proprietary Big Data software to connect the global stockpile of technology improvements and technical experts, represented by the U.S. patent database and other technical databases, with businesses that can put them into commercial uses that help them compete and grow. On March 31, 2016, the Company ceased operations of its Haystack IQ product, and recorded a one-time non-recurring charge of approximately $575,000.

In response to the challenging developments in the patent licensing and enforcement environment, and the decision to cease operations of the Innovation Business, our current plan of operations includes a more focused Licensing and Enforcement program, and an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. An investment bank has been retained to advise the Company on its acquisition process and other opportunities to create shareholder value.

Walker Digital, LLC (“Walker Digital”), a related party, is the owner of approximately 82% of the voting interest in the Company and owns approximately 48% of the economic interest in the Company.

The Company is led by entrepreneur and inventor Jay Walker, who is best known as the founder of Priceline.com and has twice been named by TIME magazine as “one of the top 50 business leaders of the digital age.” Mr. Walker currently ranks as the world’s 13th most patented living individual, based on U.S. patent issuances according to Wikipedia.

Business

Prior to fiscal 2017, the Company operated in two primary segments of business, its Licensing and Enforcement business, and its Innovation Business. In the first quarter of 2016 the Company ceased operations of its Innovation Businesses.

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

All of our intellectual property assets were created with the goal of solving business problems, with the intent to achieve commercial status. However, it is our belief that certain of our inventions have become part of the commercial activities of other businesses without having been licensed, depriving us of financial value. As a result, focused patent enforcement and licensing activities are a component of our business strategy. During the past three fiscal years the Company has entered into patent infringement lawsuits (including two counterclaims in declaratory judgment actions) and/or licenses, involving 9 different issued patents. These enforcement and licensing efforts involving previously filed cases have resulted in $3.6 million in gross revenue from settlement and licensing income since January 2015. There are currently no pending litigation matters. We continue to investigate other infringers and may expand enforcement activities to other unlicensed users of previously asserted patents. Our litigation matters are disclosed below under Item 3 –Legal Proceedings.

Intellectual Property/Patent Portfolio Overview

Our patent portfolio currently consists of approximately 185 U.S. issued patents, as well as 8 pending patent applications and certain foreign counterpart patents and applications. Our patents describe inventions in areas such as authentication techniques, internet search, social networking and advertising and online transactions, among many others. They are relevant to a broad array of large and growing industries including data management, e-commerce, electronic and computer hardware, social networking and internet services, financial services, entertainment and video gaming, online education, manufacturing, security and state lotteries.

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

Innovation Business

Prior to 2017, the Company focused on helping companies innovate more effectively and efficiently. The Company accomplished this by offering custom innovation services to large companies. Prior to March 31, 2016, the Company also had a product for small and medium businesses called “Haystack IQ”, however, as more fully described below the Company ceased operations of Haystack IQ at the end of the first quarter of 2016 and recorded a one-time non-recurring charge of $575,000.

Initiation of Acquisition Efforts

Aided by capital proceeds received in connection with the exercise of a warrant to purchase Class A Common Shares of The Upside Commerce Group, LLC (“Upside”) at a price of $0.06 per share (the “Upside Warrant”), granted to the Company by Jay S. Walker, the controlling stockholder of the Company, and sale of the related Upside shares (described more fully below), the Company has initiated efforts to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. An investment bank has been retained to advise the Company on its acquisition process and other opportunities to create shareholder value.

Corporate History

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

All of the patents we own through IH LLC were developed internally by Walker Digital, with Jay Walker as the lead inventor named on almost all patents issued. All improvements to these assets, together with the intellectual property associated with The United States Patent Utility, the predecessor to Haystack IQ, have been assigned pursuant to an Invention Assignment Agreement with Mr. Walker. While the terms of the Invention Assignment Agreement do not entitle us to any other intellectual property Mr. Walker may develop in the future, in view of his significant equity position in the Company and the Company’s platform for the protection of the intellectual property it holds, Mr. Walker may nevertheless determine to develop and commercialize intellectual property through the Company. The terms and conditions of any such transaction would be negotiated between Mr. Walker and our Audit Committee at the time of such determination.

Employees

As of January 15, 2018, we have 4 full-time employees. In addition, although he is not an employee, Mr. Walker has and will continue to devote a portion of his working effort to us. Any future hiring decisions will be on an as-needed basis. At this time we believe our staffing is sufficient for our current operations.

Executive Officers of Our Company

Jonathan Siegel, formerly the Company’s President, Chief Legal Officer and Secretary, was elected by the Board as Chief Executive Officer on February 3, 2017. Mr. Siegel brings to the position a knowledge of existing operations, particularly Licensing and Enforcement, and experience as a corporate attorney, which can facilitate the Company’s acquisition efforts. Jonathan Ellenthal, Mr. Siegel’s predecessor, who resigned as Chief Executive Officer on February 3, 2017, has continued to serve the Company as Vice Chairman and as a member of the Executive Committee of the Board.

Set forth below is the information with respect to our executive officers:

Name	Age	Position
Jonathan Siegel	60	Chief Executive Officer and Secretary
Kara B. Jenny	48	Chief Financial Officer

Jonathan A. Siegel, Chief Executive Officer and Secretary. Mr. Siegel joined the Company in February 2014, as Chief Administrative Officer, General Counsel and Secretary. He was elected President, Chief Legal Officer and Secretary in May 2016 and Chief Executive Officer and Secretary on February 3, 2017. Prior to joining the Company he was Investment Manager and Legal Counsel for Bentham Capital, LLC, a litigation finance company providing funding for large commercial and patent disputes, from March 2013 to January 2014, and a consultant from November 2012 to February 2013. He served as Chief Administrative Officer, General Counsel and Chief Privacy Officer of Alclear, LLC, a biometric secure identification service, from June 2010 to June 2012. From March 2009 to April 2011 he served as Mayor of Irvington, New York and served as Trustee of Irvington prior to his election as Mayor. From December 1999 to January 2008, Mr. Siegel was employed by Synapse Group, Inc., a direct marketing subsidiary of Time Inc., most recently as Executive Vice President Publisher Relations and Legal Affairs. From 1994 to 1999 he served in various capacities for Brandt, Inc., a manufacturer of currency counting equipment, including as Executive Vice President and General Counsel and member of the Board of Directors. Mr. Siegel was Vice President and Associate General Counsel of Trian Group, LP, a merchant bank, from 1987 to 1994. He was a corporate associate at Rosenman & Colin LLP from 1983 to 1987. He received his BA from Colgate University in 1979 and his JD from The University of Chicago Law School in 1983. During fiscal 2017 pursuant to the Upside Services Agreement entered into in December 2015 (“Upside Services Agreement”) between the Company and Upside, an affiliate of the Company and Walker Digital, Mr. Siegel performed certain services on behalf of the Company for Upside. This Upside Service Agreement expired on December 4, 2017.

Kara B. Jenny, Chief Financial Officer. Ms. Jenny joined the Company in May 2014, prior to which she was the Chief Financial Officer of Fashion to Figure, a leading specialty retailer founded to create the ultimate full-fashion experience, which she joined in March 2013. Prior to Fashion to Figure, Ms. Jenny was with Bluefly.com, an online retail destination offering exclusive designer merchandise at a value, from May 1999 until December 2012. Ms. Jenny served as Bluefly’s Chief Financial Officer for five years and had previously served as Vice President of Finance prior to her promotion to Chief Financial Officer. Ms. Jenny began her career at Arthur Andersen LLP, and is a certified public accountant and a member of the American Institute of Certified Public Accountants. She received her B.S. in Accounting from Binghamton University. During fiscal 2017 pursuant to the Upside Services Agreement, Ms. Jenny performed certain services on behalf of the Company for Upside. This Upside Services Agreement expired on December 4, 2017.

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

Risks Related to our Company, our Business and our Industry

We have a recent history of significant operating losses. Although we did have net income of $16.9 million during the year ended December 31, 2016, we had a net loss of $0.9 million during the year ended December 31, 2017, and we experienced operating losses of $3.1 million and $5.3 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $22.5 million. The losses and accumulated deficit were primarily due to the costs associated with the Merger as well as investments we made to launch our Innovation Business and conduct litigation related to Licensing and Enforcement. We anticipate that cost of revenue and operating expenses will increase in the foreseeable future as we seek to continue to grow our business as well as look for new businesses. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer. Many of our efforts to generate revenue from our existing or potential new businesses are new and unproven and any failure to increase our revenue or generate revenue from new applications, services or businesses could prevent us from attaining profitability. Our prior losses, combined with any potential future losses, have adversely affected our stockholders’ equity and working capital position. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

Our financial and operating results may be uneven. Our quarterly operating results may fluctuate substantially. As such, our operating results will be difficult to predict, and you should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our revenue goals include the progress and status of our litigations, including settlement negotiations, our ability to protect and enforce our intellectual property rights, changes in demand for products that incorporate our inventions, revenue recognition principles and changes in accounting policies.

We may not be able to identify an appropriate acquisition. In response to the challenging developments in the patent licensing and enforcement environment, and the decision to cease operations of the Innovation Business, our current plan of operations includes a more focused Licensing and Enforcement program, and the initiation of an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. There can be no assurance the Company’s efforts in this regard will be successful.

New legislation, court decisions, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue. We may spend a significant amount of resources to enforce our patents. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office (the “USPTO”), or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue and any reductions in the funding of the USPTO could negatively impact the value of our assets. United States patent laws have been amended by the Leahy-Smith America Invents Act, or the America Invents Act of 2011. The America Invents Act resulted in significant changes to existing U.S. patent law. In general, the law addressed issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation and patent validity challenges. For example, the America Invents Act changed the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. While the continuing impact of the America Invents Act will have on the operation of our enforcement business is still unclear, the establishment of the Patent Trial and Appeal Board (“PTAB”) has led to a significant reduction in patent-related litigation in the United States, which has led to a material adverse effect on our business and financial condition.

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

On May 22, 2017, the U.S. Supreme Court decided TC Heartland LLC v. Kraft Foods Group Brands LLC. In this case, the Supreme Court held that a lawsuit alleging patent infringement must be filed where the defendant “resides,” and a corporation resides only in its state of incorporation. Prior to this ruling, a plaintiff alleging patent infringement could seek to bring an action in any number of jurisdictions in the United States, certain of which have been perceived to be more receptive to infringement actions generally and software patent plaintiffs in particular. This limitation could be detrimental to our patent enforcement efforts.

In November 2017, the U.S. Supreme Court heard arguments in the case of Oil States Energy Services, LLC v. Greene’s Energy Group, LLC. The plaintiff in Oil States seeks to invalidate the use of Inter Partes Review (“IPR”), an adversarial process used by the PTAB to analyze the validity of existing patents, violates the U.S. Constitution by extinguishing private property rights through a non-Article III forum without a jury. A ruling is expected in the case later in 2018. Any limitation imposed by the U.S. Supreme Court on the use of IPR could be beneficial to our patent enforcement efforts.

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

We will depend on key individuals, including Jay Walker. Our future success depends largely upon the service of our directors, executive officers and other key personnel, including Mr. Walker. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel with specialized patent and other skills. The market for such talent in our industry is extremely competitive. Our ability to attract and retain qualified personnel could be affected by any adverse decisions in any litigation or arbitration and by our ability to offer competitive cash and equity compensation and work environment conditions. The failure to attract and retain such persons with relevant and appropriate experience could interfere with our ability to enter into new license agreements and undertake additional technology and product development efforts, as well as our ability to meet our strategic objectives.

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

Setbacks in defending and enforcing our patent rights could cause our revenue and cash flow to decline. Our assets include patents that may be integral to our business and revenues. Competitors and/or accused infringers may challenge the validity, scope, enforceability and ownership of those patents. Their challenges may include reexamination requests or IPRs in the patent and trademark office. Reexamination proceedings and IPRs are costly and time-consuming, and we cannot predict their outcome or consequences. Such proceedings may narrow the scope of our claims or may cancel some or all of our claims. If some or all of our patent claims are canceled, we could be prevented from enforcing or earning future revenues from such patents. We cannot assure that the validity and enforceability of our patents will be maintained or that our patents will be determined to be applicable to any particular product or standard. Even if our claims are not canceled, enforcement actions against alleged infringers may be stayed pending resolution of reexaminations or IPRs, or courts or tribunals reviewing our patent claims could make findings adverse to our interests based on facts presented in reexamination proceedings or IPRs. Irrespective of outcome, reexamination and IPR challenges may result in substantial legal expenses and diversion of management’s time and attention away from our other business operations. As a result of negotiations during pendency of the arbitration relating to the terms of a settlement and license agreement between Walker Digital and a third party, the parties entered into a settlement agreement dated June 10, 2016, (the “Third Party Settlement”) pursuant to which Walker Digital paid the third party $250,000 and assigned 10 patent assets to the third party and the Company and its subsidiaries assigned 111 patent assets to the third party. The Third Party Settlement agreement contains mutual releases, including a release by the third party of claims to the remaining patent assets of Walker Digital and the Company and its subsidiaries. None of the patents assigned to the third party in the settlement were being enforced in the Company’s licensing and enforcement litigation. On November 28, 2016, the Company entered into a Release and Settlement Agreement with Walker Digital (the “Settlement Agreement”) relating to rights to indemnification from Walker Digital as a consequence of the settlement with the third party. The terms of the Settlement Agreement were approved by the Audit Committee of the Company at a meeting held on November 21, 2016. The Settlement Agreement required Walker Digital to pay the Company $125,000 in cash, or return to the Company shares of its Common Stock having a value of $125,000 within six months following the date of the Settlement Agreement, which payment was made in shares on May 2017. The Settlement Agreement also acknowledges the direct and indirect benefits received by the Company from Walker Digital in connection with the a sale of shares of Upside by the Company pursuant to the November Purchase Agreement (as defined below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) as part of the consideration received in connection with the release of the Company’s indemnification claims against Walker Digital. On May 24, 2017, Walker Digital returned to the Company shares of its Common Stock having a value of $125,000. On December 18, 2017, pursuant to an agreement approved by the Audit Committee on December 6, 2017, Walker Digital returned to the Company shares of its Common Stock having a value of $157,095, in reimbursement of legal fees and expenses paid by the Company on behalf of Walker Digital in connection with the Third Party Settlement.

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

Historically, a significant portion of our revenue has been generated from settling litigation matters. The revenues we have generated were the result of settlement negotiations with certain defendants in connection with patent infringement cases. In the past, these revenues were one-time payments made under non-exclusive license agreement entered into by us and the defendants to settle such disputes. For the years ended December 31, 2017 and 2016, the amount of revenue we derived from counterparties representing more than 10% of our Licensing revenues was 100% and 85% (with two counterparties) respectively. We cannot assure you that all such current disputes or any future disputes will be settled in such a manner as to generate significant revenues in the future.

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

In connection with patent enforcement actions that we may conduct, a court may rule that we have violated certain statutory, regulatory, federal, local or governing rules or standards, which may expose us to certain material liabilities. In connection with our patent enforcement actions we intend to bring or maintain, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if we are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm our operating results and our financial position. In this regard, in a suit filed by a Company subsidiary alleging patent infringement by Bed Bath & Beyond (“BBB”) in the United States District Court for the District of Delaware, Docket 14-448, the District Court awarded attorney’s fees and costs to BBB of approximately $933,000 on May 31, 2016. After obtaining a bond covering the award plus interest, the Company subsidiary filed an appeal to the Federal Circuit on October 11, 2016. On December 8, 2017, the Federal Circuit affirmed the District Court's award of attorney’s fees and costs to BBB and awarded costs of the appeal to BBB.  As provided in a stipulation filed by the parties and approved by the District Court, BBB will receive approximately $938,000 from the bond and the Company subsidiary will pay an additional approximately $113,000 for BBB's attorney’s fees and costs incurred in connection with the appeal.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

Our Connecticut office, which serves as our corporate headquarters, is located at Two High Ridge Park, Stamford, Connecticut. We lease space pursuant to a Shared Services Agreement with Walker Digital. The Walker Digital lease will expire in September of 2018. The annual rent for the office space occupied by us is approximately $103,000. We believe that our existing facilities are adequate to accommodate our current business needs.

Item 3.        Legal Proceedings

Below is a brief description of material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of their property is the subject.

On April 8, 2014, IH LLC, a subsidiary of the Company, filed suit alleging infringement by Bed Bath & Beyond (“BBB”) of one or more claims of U.S. Patent No. 6,381,582 in the United States District Court for the District of Delaware, Docket No. 14-448. The complaint sought damages for past, present and future infringement. On August 21, 2015, the District Court granted a Motion for Judgment on the Pleadings by Bed Bath & Beyond, finding US Patent No. 6,381,582 invalid under 35 U.S.C. Section 101. IH LLC subsequently filed an appeal with the Federal Circuit challenging the District Court’s Section 101 Ruling. On April 7, 2016, the Federal Circuit affirmed the District Court’s ruling invalidating the patent. BBB sought its fees and costs for both the District Court and Federal Circuit proceedings from IH LLC. On May 31, 2016, the District Court granted, in part, BBB’s motion for attorney’s fees and costs and ordered a recalculation of these amounts, which were approved by the District Court in the amount of approximately $933,000 on July 14, 2016. IH LLC obtained a bond in the amount of $936,200 (which includes interest) and the parties filed a stipulation for approval of such bond and stay of execution of the fee award pending appeal, which stipulation was approved by the District Court. An appeal to the Federal Circuit was filed on October 11, 2016. On December 8, 2017, the Federal Circuit affirmed the District Court's award of attorney’s fees and costs to BBB and awarded costs of the appeal to BBB.  As provided in a stipulation filed by the parties and approved by the District Court, BBB received approximately $938,000 from the bond and the Company's subsidiary paid an additional approximately $113,000 for BBB's attorney’s fees and costs incurred in connection with the appeal.

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

On December 8, 2016, CM LLC filed suit alleging infringement of one or more claims of U.S. Patent Nos. 5,828,751, 6,282,648, 6,289,453 and 8,549,310 against Yokogawa Corporation of America (“Yokogawa”) and Yokogawa filed an Answer on February 13, 2017.  On February 23, 2017, Yokogawa filed a motion for invalidity of the asserted patents under 35 U.S.C. Section 101, which CM LLC has opposed.  A hearing on the 101 Motion took place on June 7, 2017. On June 30, 2017, Yokogawa filed petitions for Inter Partes Review (“IPR”) of the CM Patents before the U.S. Patent and Trademark Office (“PTO”).  CM LLC entered into a settlement agreement with Yokogawa effective August 4, 2017. The litigation was dismissed with prejudice on August 18, 2017 and an Order terminating the IPR proceedings was issued on October 13, 2017.

Item 4.       Mine Safety Disclosure

Not applicable.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is quoted on the OTCQB under the symbol “WLKR”.

The table below sets forth the high and low bid prices for our Common Stock as reported on the OTCQB for the two years ended December 31, 2017 and 2016.

Fiscal Year 2017	High	Low
First Quarter	$0.55	$0.29
Second Quarter	0.44	0.32
Third Quarter	0.47	0.36
Fourth Quarter	0.56	0.39

Fiscal Year 2016	High	Low
First Quarter	$0.36	$0.13
Second Quarter	0.70	0.21
Third Quarter	0.68	0.32
Fourth Quarter	0.59	0.33

As of January 15, 2018, there were 20,094,314 shares of Common Stock outstanding, held by over 200 holders of record and 14,999,000 shares of our Series B Preferred Stock, held by a single holder of record.

Dividend Policy

We have not paid any cash dividends on our Common Stock. Pursuant to our current strategy, we do not have a plan to pay cash dividends. However, in the future, the Board may change our strategy to one that includes a dividend or distribution on our capital stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our Common Stock that may be issued under our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,928,832	$0.64	678,510	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	4,928,832	$0.64	678,510

(1)

Our Amended and Restated 2006 Long-Term Incentive Plan was adopted by our stockholders on July 24, 2008. Our Amended and Restated 2015 Long-Term Incentive Plan was adopted on May 6, 2015. Collectively referred to as our “Long-Term Incentive Plans”.

(2)	The number of securities remaining available for future issuances includes 678,510 shares available under our Long-Term Incentive Plans.

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

Through our wholly-owned subsidiaries, we historically have created, commercialized, licensed and, when necessary, legally enforced our homegrown portfolio of business innovations, many of which we acquired from our affiliate Walker Digital and are actively engaged in identifying new synergies for our assets and operations. In response to challenging developments in the patent licensing and enforcement environment and the cessation of the Company’s custom innovation work described below, the Company’s current plan of operations includes a carefully focused Licensing and Enforcement program, and an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. An investment bank has been retained to advise the Company on its acquisition process and other opportunities to create shareholder value.

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

On November 28, 2016, the Company entered into a Release and Settlement Agreement with Walker Digital (the “Settlement Agreement”) relating to rights to indemnification from Walker Digital as a consequence of a settlement with a third party. The terms of the Settlement Agreement were approved by the Audit Committee of the Company. The Settlement Agreement required Walker Digital to pay the Company $125 in cash, or to return to the Company shares of its common stock having a value of $125 within six months following the date of the Settlement Agreement and acknowledged the direct and indirect benefits received by the Company from Walker Digital in connection with the sale of shares of Upside by the Company in the November Purchase Agreement as part of the consideration received in connection with the release of the Company’s indemnification claims against Walker Digital. On May 24, 2017, Walker Digital returned to the Company shares of its Common Stock having a value of $125. On December 18, 2017, pursuant to an agreement approved by the Audit Committee on December 6, 2017, Walker Digital returned to the Company shares of its Common Stock having a value of $157, in reimbursement of legal fess and expenses paid by the company on behalf of Walker Digital in connection with the Third Party Settlement.

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

In connection with the Upside Services Agreement, the Company was granted the Upside Warrant to purchase limited liability company interests in Upside at an exercise price of $0.06 per Class A common share (the “Upside Warrant”), which amount has been determined to equal the fair market value of such shares as of the date of issuance of the Upside Warrant. The Upside Warrant was issued to the Company by Jay Walker, who at the time of issuance, beneficially owned approximately 37% of the aggregate outstanding limited liability company interests of Upside on a fully diluted basis, and controls Walker Digital, the Company’s controlling stockholder. The total Class A common shares that may be purchased pursuant to the exercise of the Upside Warrant was originally 16,400,000 shares, equal to approximately 16% of the aggregate outstanding limited liability company interests of Upside, on a fully diluted basis, at the time of issuance, and the transfer of such shares to the Company was subject to certain requirements, including the provision of an opinion of counsel that such would not result in Upside being deemed to be a publicly traded partnership for purposes of U.S. federal income tax law.

The Company entered into a Securities Purchase Agreement dated as of November 21, 2016 (the “November Purchase Agreement”) in connection with the sale of an aggregate of 2,500,000 Class A Common Shares (the “November Shares”) of Upside at $2.00 per share to a group of accredited investors (the “Investors”) in private resales not requiring registration under the Securities Act of 1933. The November Shares were issued upon exercise of the Upside Warrant, granted to the Company by Jay S. Walker, the controlling stockholder of the Company, Walker Digital and Upside. The total Class A Common Shares that could be purchased pursuant to the exercise of the Upside Warrant was originally 16,400,000 and, following the exercise in connection with the November Purchase Agreement, was 13,900,000. The sale of the November Shares to the Investors was consummated concurrently with entering into the November Purchase Agreement.

In December 2016, the Company entered into a Securities Purchase Agreement (the “December Purchase Agreement”) in connection with the sale of an aggregate of 1,250,000 Class A Common Shares (the “December Shares”) of Upside, at $2.00 per share to an existing investor in Upside in a private resale not requiring registration under the Securities Act of 1933. The Shares were issued upon exercise of the Upside Warrant at a price of $0.06 per share. Giving effect to the sale of the November Shares and December Shares, the Company raised gross proceeds of $7.5 million and retained the ability to purchase 12,650,000 Shares of Upside pursuant to the Upside Warrant (then 11% of Upside on a fully diluted basis).

On June 2, 2017, the Company entered into a Redemption Agreement with Upside to redeem the remaining 12,650,000 Upside Class A Common Shares. Simultaneously with the redemption on June 2, 2017, the Company acquired the Upside Class A Common Shares at a price of $0.06 per share pursuant to the Upside Warrant previously granted to the Company. The Upside Class A Common Shares were redeemed at $1.43182745 per share as approved by the Company’s Audit Committee. Net proceeds from the transaction after giving effect to fees and the exercise price was approximately $16.8 million. After giving effect to the transaction described above, the Company no longer retains an equity interest in Upside.

The Upside Warrant was valued at $14.6 million (the fair value as determined using the Black-Scholes model at both December 31, 2016 and March 31, 2017). The Company accounts for the Upside Warrant using fair value accounting, and, accordingly, for the year ended December 31, 2017 the Company recorded an unrealized loss of $14.1 million relating to the reversal of unrecognized gains reflected in previous periods and a realized gain of $16.3 million in connection with the Redemption Agreement. In connection with the November and December Purchase Agreements, the Company recorded a realized gain of $7.1 million for the year ended December 31, 2016.

In connection with the issuance of the Upside Warrant in December of 2015, the Company recorded deferred revenue of $646 for the year ended December 31, 2015 and has amortized $316 and $330 of this deferred revenue into Other Income for the years ended December 31, 2017 and 2016 respectively.

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

Results of Operations

Year Ending December 31, 2017 Compared with Year Ending December 31, 2016

Net Income (Loss)

Net loss for the year ended December 31, 2017 was $0.9 million, as compared to net income of $16.9 million for the year ended December 31, 2016.  Included in net loss for the year ended December 31, 2017 is a net realized gain of $2.2 million and included in net income for the year ended December 31, 2016 is a unrealized gain of $14.1 million and a realized gain of $7.1 million, both recorded in connection with its Upside Warrant and related sale of Upside shares.

Operating expenses of $3.4 million for the year ended December 31, 2017 included other legal and consulting fees of $0.4 million patent prosecution and maintenance fees of $0.1 million, compensation and related benefits, of $1.7 million, which includes non-cash compensation of $0.4 million, professional fees of $0.8 million, and general and administrative expenses of $0.5 million. Net revenue totaled $0.3 million for the year ended December 31, 2017.

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

Revenues

	(dollar amounts presented in thousands) For the Years Ended December 31,
	2017	2016	% Change
Licensing revenue	$300	$1,642	(81.7)%
Subscription revenue	--	75	NA
Custom Innovation (related party)	--	2,561	NA
Total revenue	$300	$4,278	(92.9)%

We recognized revenues of $0.3 million in 2017, approximately a 93% decrease compared to 2016 revenues of $4.3 million.

For the year ended December 31, 2016 we generated revenue from ten licensing agreements compared to one licensing agreement during fiscal 2017. Our revenues historically have fluctuated based on the number of patented technology portfolios, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights. Licensing revenues for the year ended December 31, 2016 was generated primarily in the fourth quarter.

The Company ceased operations of Haystack IQ at the end of the first quarter of 2016 and recorded a one-time non-recurring charge of $575. For the year ended December 31, 2016, the Company realized $2.6 million in revenue in connection with its Innovation Business.

Cost of Revenue

Legal and Consulting Contingency Fees

Legal and consulting contingent fees for the years ended December 31, 2017 and 2016 were $0 and $35, respectively. As a percentage of licensing revenue, legal and consulting contingent fees were 0% during 2017 and 2% in 2016. Our legal and consulting contingent fees are dependent upon the realization of revenue and the nature of the fee arrangements with outside counsel.

Cost of Subscription Revenue

Cost of subscription revenue was comprised of compensation for Company employees within the software and systems engineering groups in addition to data costs and amortization expenses. For the year ended December 31, 2016 this amount totaled $0.2 million. This amount is disproportionate to the revenue as the Company had not achieved scale at which it could amortize its technology costs.

Cost of Custom Innovation Work

Costs of custom innovation work represented the staff and related other costs associated with any of the services provided. For the year ended December 31, 2016 this amount totaled $1.6 million.

Licensing and Enforcement Expenses

	(dollar amounts presented in thousands) For the Years Ended December 31,
	2017	2016	% Change
Other legal and consulting fees	$374	$1,427	(73.8)%
Patent prosecution and maintenance costs	87	164	(46.9)%
Total licensing and enforcement expenses	$461	$1,591	(71.0)%

Other legal and consulting expenses for the years ended December 31, 2017 and 2016 were $0.4 million and $1.4 million, respectively.  The decrease in other legal and consulting fees during the year ended December 31, 2017 as compared to the year ended December 31, 2016 was mainly attributable to the reduced number of cases. Included in other legal and consulting fees for the year ended December 31, 2016, was a court ruling in the first half of 2016 that would require the Company to pay $0.9 million in legal and filing fees. The Company expensed the full amount and filed an appeal. In December 2017, the Federal Circuit affirmed the District Court's award of attorney’s fees and costs and the Company paid incremental legal fees of defendant relating to the appeal of $113, which the Company accrued for in the fourth quarter. Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with scheduled trial dates and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for the year ended December 31, 2017 decreased to $0.1 million from $0.2 million for the same period in 2016. Patent prosecution and maintenance expenses are related to legal fee and Patent Trademark Office expenses for reexaminations and patent prosecutions.

General and Administrative Expenses

	(dollar amounts presented in thousands) For the Years Ended December 31,
	2017	2016	% Change
Compensation and benefits	$1,722	$3,793	(54.6)%
Professional fees	769	969	(20.6)%
General and administrative	493	814	(39.4)%
Restructuring expenses	--	575	N/A
Total general & administrative expenses	$2,984	$6,151	(51.5)%

Compensation and benefits expense for the years ended December 31, 2017 and 2016 were $1.7 million and $3.8 million, respectively and includes share based compensation of $0.3 million and $1.7 million for the year ended December 31, 2017 and 2016, respectively. Compensation and benefits expense decreased by approximately $2.1 million, or 55%, for fiscal 2017 as compared to fiscal 2016. The decrease in compensation and benefits can be primarily attributable to the decrease in the average number of full time active employees during fiscal December 31, 2017 of 6 compared to fiscal December 31, 2016 of 12. As of January 15, 2018 there are 4 employees.

Professional fees for the year ended December 31, 2017 decreased by 21% and totaled approximately $0.8 million and related primarily to accounting and legal fees of $426, board and advisory fees of $224 and public company expenses of $120. Professional fees for year ended December 31, 2016 totaled approximately $1.0 million and related to outside legal and accounting fees of $460, public company expenses of $126, board of directors and advisory fees of $294 and investor and public relations of $79.

Total general and administrative expenses decreased by 39% to $493 for the year ended December 31, 2017, compared to $814 for the year ended December 31, 2016. The decrease is attributed to decreases in: computer services of $61, telephone expenses of $34, insurance expenses of $32, office space of $30 office supplies and services of $21 and payroll services of $14.

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

Unrealized and Realized Gain

In connection with the exercise and sale of the shares from the Upside Warrant the Company recognized a realized gain of $2.2 million and $7.1 million during the years ended December 31, 2017 and 2016. In addition, in 2016, the Company recognized an unrealized gain of $14.1 million, all in connection with recording the Upside Warrant at fair value. The Company accounts for the Upside Warrant using the fair value option and therefore recorded the non-cash, unrealized gain as a change in fair value in its Consolidated Statement of Operations.

Other Income

For the year ended December 31, 2017, included in other income of $386 is $70 received from Upside in connection with services provided as well as $316 of amortization in connection with the Upside Warrant. For the year ended December 31, 2016 the Company recorded other income of $917, of which $461 was received from Upside in connection with services provided and $330 of amortization was expensed in connection with the Upside Warrant. In addition Other income includes $125 received from Walker Digital in connection with a Settlement.

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

Liquidity and Capital Resources

Our current assets were $24.1 million at December 31, 2017, including $24.0 million of cash and cash equivalents. Working capital amounted to $23.8 million as of December 31, 2017. We have narrowed the focus of our Licensing and Enforcement business to those patent families that we believe have potential to yield the highest return and we have discretion as to whether the associated legal costs are incurred hourly or on a contingent basis.

We believe we have the ability to manage our expenses while we invest in growing our revenue and therefore believe that the Company's cash and cash equivalents are sufficient to meet our obligations and other liquidity needs for at least the next twelve months from the issuance date of this filing. Cash used in operating activities was approximately $3.3 million for the year ended December 31, 2017.

Contractual Obligations

We had no significant commitments for capital expenditures and we have no committed lines of credit or other committed funding or long-term debt as of December 31, 2017.

Off-Balance Sheet Transactions

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Recently Issued Accounting Pronouncements

See Note 3 to our Consolidated Financial Statements as of December 31, 2017, included elsewhere in this document.

Item 8.        Financial Statements and Supplementary Financial Data

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2017, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, and regarding our Audit Committee is included under the captions “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and “—Role of the Audit Committee” in our Proxy Statement related to the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

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

Item 11.     Executive Compensation

The information appearing under the headings “Director Compensation” and “Executive Compensation” which is hereby incorporated by reference from our definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the SEC within 120 days of December 31, 2017.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Management and Certain Beneficial Owners,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Executive Compensation,” is hereby incorporated by reference from our definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the SEC within 120 days of December 31, 2017.

Item 13.     Certain Relationships and Related Transactions, Director Independence

The information appearing under the headings “Certain Relationships and Related Transactions” is hereby incorporated by reference from our definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders, which Proxy Statement is anticipated to be filed with the SEC within 120 days of December 31, 2017.

Item 14.     Principal Accountant Fees and Services

The information required by this item is included under the captions “Item 2: Ratification of Appointment of Marcum LLP, as Independent Auditors — Audit Fees” and “—Pre-Approval Policies and Procedures” is hereby incorporated by reference from our definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders, which Proxy Statement is anticipated to be filed with the SEC within 120 days of December 31, 2017.

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

2.1

Agreement and Plan of Merger, dated July 11, 2013, by and among GlobalOptions Group, Inc., GO Merger Sub, LLC, Walker Digital, LLC and Walker Digital Holdings, LLC (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on July 15, 2013).*

2.1a

First Amendment to Agreement and Plan of Merger dated as of September 18, 2013, by and among GlobalOptions Group, Inc., GO Merger Sub LLC, Walker Digital, LLC and Walker Digital Holdings, LLC (filed as Exhibit 2.2 to our Current Report on Form 8-K filed on September 24, 2013).*

2.2	Certificate of Merger of Walker Digital Holdings, LLC (filed as Exhibit 2.3 to our Current Report on Form 8-K filed on September 24, 2013).*

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on September 24, 2013).*

3.1a	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on September 24, 2013).*

3.1b	Certificate of Elimination of the Series D Convertible Preferred Stock (filed as Exhibit 3.3 to our Current Report on Form 8-K filed on July 15, 2013).*

3.1c	Certificate of Elimination of the Series A Junior Participating Preferred Stock. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on September 23, 2013).*

3.1d	Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 3.5 to our Current Report on Form 8-K filed on September 24, 2013).*

3.1e	Amendment to Certificate of Incorporation dated November 12, 2013 (filed as Exhibit 3.10 to Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-191783) filed on February 7, 2014).*

3.1f	Amendment to Certificate of Incorporation effective July 31, 2015 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on August 6, 2015).*

3.3	Amended and Restated Bylaws (filed as Exhibit A to our Form DEF14A (other definitive proxy statements) filed on April 12, 2016).*

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

4.4	Lock-Up Agreement dated September 18, 2013, by and between IP Navigation Group, LLC and GlobalOptions Group, Inc. (filed as Exhibit 4.9 to our Current Report on Form 8-K filed on September 24, 2013).*

4.5	Revolving Promissory Note between Walker Innovation Inc. and Walker Digital, LLC, dated as of July 19, 2016 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on July 20, 2016).*

10.1	Amended and Restated 2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 30, 2008).* †

10.2	The Patent Properties, Inc. Amended and Restated Long-term Incentive Plan, effective March 2, 2015 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 13, 2015).* †

10.3	Form of Option Grant Agreement under the Patent Properties Inc. Amended and Restated 2006 Long-term Incentive Plan (filed as Exhibit 10.4 to our Annual Report on Form 10-K filed on March 15, 2016).* †

10.4

Form of Option Grant Agreement under The Patent Properties, Inc. Amended and Restated Long-term Incentive Plan, effective March 2, 2015 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 13, 2015).* †

10.5

Employment Agreement and Non-Competition and Confidentiality Agreement, dated as of September 18, 2013, between Jonathan Ellenthal and GlobalOptions Group, Inc. (filed as Exhibit 10.24 to our Current Report on Form 8-K filed on September 24, 2013).* †

10.5a	Termination Agreement, dated as of February 3, 2017, between Jonathan Ellenthal and Walker Innovation Inc. (filed as Exhibit 10.6a to our Annual Report on Form 10-K filed on February 7, 2017).* †

10.6

Executive Employment Agreement, dated as of February 10, 2014, between Jonathan Siegel and Patent Properties, Inc. (filed as Exhibit 10.41 to Amendment No. 5 to our Registration Statement on Form S-1 (No. 333-191783) filed on February 13, 2014).* †

10.7	Executive Employment Agreement, dated as of May 27, 2014, between Kara B. Jenny and Patent Properties, Inc. (filed as Exhibit 10.42 to our Current Report on Form 8-K filed on May 28, 2014).* †

10.8

Shared Services Agreement, dated as of July 11, 2013, by and between GlobalOptions Group, Inc. and Walker Digital Management, LLC (filed as Exhibit 10.8 to our Current Report on Form 8-K filed on July 15, 2013).*

10.9	Form of Indemnification Agreement between GlobalOptions Group, Inc. and its new directors and officers (filed as Exhibit 10.30 to our Current Report on Form 8-K filed on September 24, 2013).*

10.10

Registration Rights Agreement, dated September 18, 2013, by and between GlobalOptions Group, Inc. and the holders party thereto (filed as Exhibit 10.31 to our Current Report on Form 8-K filed on September 24, 2013).*

10.11

Bill of Sale, Assignment and Assumption Agreement dated as of September 18, 2013, by and between Walker Digital, LLC, and Walker Digital Holdings, LLC (filed as Exhibit 10.33 to our Current Report on Form 8-K filed on September 24, 2013).*

10.12

Invention Assignment Agreement dated as of January 20, 2014 by an among Patent Properties, Inc., Investor Holdings LLC and Jay Walker (filed as Exhibit 10.35 to Amendment No. 2 to our Registration Statement on Form S-1 (No. 333-191783) filed on January 22, 2014).*

10.13

Registration Rights Agreement, dated as of February 10, 2014, by and between Patent Properties, Inc. and the holders party thereto (filed as Exhibit 10.39 to Amendment No. 4 to our Registration Statement on Form S-1 (No. 333-191783) filed on February 11, 2014).*

10.14

Registration Rights Indemnification Agreement, dated as of February 10, 2014, by and between Patent Properties, Inc. and Walker Digital, LLC (filed as Exhibit 10.40 to Amendment No. 4 to our Registration Statement on Form S-1 (No. 333-191783) filed on February 11, 2014).*

10.15	Engagement Agreement between Walker Innovation Inc. and Walker Digital, LLC, dated as of August 20, 2015 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 24, 2015).*

10.16

Shared Services Agreement between Walker Innovation Inc. and Flexible Travel Company, LLC, dated as of December 4, 2015. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2015).*

10.16a

Amendment to Shared Services Agreement between Walker Innovation Inc. and Flexible Travel Company, LLC, dated as of March 4, 2016. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2016)*

10.17	Warrant dated as of December 4, 2015 among Jay S. Walker, Walker Innovation Inc. and Flexible Travel Company, LLC (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 10, 2015).*

10.17a

Amendment to Warrant Agreement dated as of November 29, 2016 among Jay S. Walker, Walker Innovation Inc. and The Upside Commerce Group, LLC. (filed as Exhibit 10.23a to our Annual Report on Form 10-K filed on February 7, 2017).*

10.17b

Amendment to Warrant Agreement dated as of December 5, 2016 among Jay S. Walker, Walker Innovation Inc. and The Upside Commerce Group, LLC. (filed as Exhibit 10.23b to our Annual Report on Form 10-K filed on February 7, 2017).*

10.18	Pledge Agreement between Walker Innovation Inc. and Walker Digital, LLC, dated as of July 19, 2016 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2016).*

10.18a

Termination of Revolving Promissory Note and Pledge Agreement between Walker Innovation Inc. and Walker Digital, LLC, dated as of December 5, 2016 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 6, 2016).*

10.19

Securities Purchase Agreement by and among Walker Innovation Inc., Jay S. Walker, Zwieg-Dimenna International Limited and Zwieg-Dimenna Partners, L.P., dated as of November 21, 2016 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 28, 2016).*

10.20

Release and Agreement by and among Walker Innovation Inc., Inventor Holdings, LLC, Certified Measurement, LLC, Walker Digital, LLC and Jay S. Walker, dated as of November 28, 2016 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 28, 2016).*

10.21

Securities Purchase Agreement by and among Walker Innovation Inc., Jay S. Walker and Leucadia National Corporation, dated as of December 5, 2016 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 6, 2016).*

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

WALKER INNOVATION INC.

February 2, 2018	By:	/s/ Jonathan Siegel
(Date Signed)		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jay Walker	Executive Chairman of the Board of Directors	February 2, 2018
Jay Walker

/s/ Jonathan Siegel	Chief Executive Officer (Principal Executive Officer) and Director	February 2, 2018
Jonathan Siegel

/s/ Jonathan Ellenthal	Vice Chairman of the Board of Directors	February 2, 2018
Jonathan Ellenthal

/s/ Nathaniel J. Lipman	Director	February 2, 2018
Nathaniel J. Lipman

/s/ Richard J. Salute	Director	February 2, 2018
Richard J. Salute

/s/ Kara B. Jenny	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	February 2, 2018
Kara B. Jenny

WALKER INNOVATION INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Walker Innovation Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Walker Innovation Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum llp

/s/ Marcum LLP

We have served as the Company’s auditor since 2013.

New York, NY
February 2, 2018

WALKER INNOVATION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amount)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$24,041	$10,285
Short-term investment	25	25
Prepaid expenses and other current assets	73	398
Total current assets	24,139	10,708

Property and equipment, net	—	9

Other Assets:
Investment, at fair value	—	14,621
Investment, at cost	—	250
TOTAL ASSETS	$24,139	$25,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$121	$214
Accrued expenses	229	461
Deferred revenue	—	316
Total current liabilities	350	991

TOTAL LIABILITIES	350	991

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 15,000,000 shares authorized	—	—
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding	15	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,184,744 and 21,134,744 shares issued and 20,094,314 and 20,741,572 outstanding as of December 31, 2017 and 2016 respectively	21	21
Treasury stock, 1,090,430 and 393,172 shares, at cost as of December 31, 2017 and 2016, respectively	(1,122)	(840)
Additional paid-in capital	47,350	46,985
Accumulated deficit	(22,475)	(21,584)
TOTAL STOCKHOLDERS' EQUITY	23,789	24,597
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,139	$25,588

The accompanying notes are an integral part of these consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)

	December 31,
	2017	2016
Revenues:
Licensing fees	$300	$1,642
Subscription revenue	—	75
Custom innovation – related party	—	2,561
Total revenues	300	4,278

Cost of Revenues:
Legal and consulting contingency fees	—	35
Cost of subscription revenue	—	200
Cost of custom innovation	—	1,572
Total cost of revenues	—	1,807

Net revenue	300	2,471

Operating expenses:
Other legal and consulting fees	374	1,427
Patent prosecution and maintenance fees	87	164
Compensation and benefits, includes non cash compensation of $0.4 million and $1.7 million, for 2017 and 2016, respectively	1,722	3,793
Professional fees	769	969
General and administrative	493	814
Restructuring expenses	--	575
Total operating expenses	3,445	7,742

Operating loss	(3,145)	(5,271)

Other income – related party	386	917
Unrealized gain on investment	--	14,103
Realized gain on sales of investment	2,189	7,121
Interest income	45	7

Net (loss) income before taxes	$(525)	$16,877

Provision for income taxes	(366)	--

Net (loss) income	$(891)	$16,877

Net (loss) income per common share
Basic	$(0.04)	$0.81
Diluted	$(0.04)	$0.47

Weighted average common shares outstanding
Basic	20,528	20,742
Diluted	20,528	35,973

The accompanying notes are an integral part of these consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Series B Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance January 1, 2016	14,999	15	21,135	$21	394	$(840)	$45,136	$(38,461)	$5,871
Stock based compensation	—	—	—	—	—	—	1,849	—	1,849
Net income for the year ended December 31, 2016	—	—	—	—	—	—	—	16,877	16,877
Balance December 31, 2016	14,999	15	21,135	21	394	(840)	46,985	(21,584)	24,597
Stock based compensation	—	—	—	—	—	—	344	—	344
Options exercised	—	—	50	—	—	—	21	—	21
Net loss for the year ended December 31, 2017	—	—	—	—	—	—	—	(891)	(891)
Related party payment in shares	—	—	—	—	696	(282)	--	--	(282)
Balance December 31, 2017	14,999	15	21,185	$21	1,090	$(1,122)	$47,350	$(22,475)	$23,789

The accompanying notes are an integral part of these consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	December 31,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(891)	$16,877
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on investment	--	(14,103)
Realized gain on investment	(2,189)	(7,121)
Stock-based compensation	344	1,849
Depreciation and amortization	9	36
Accelerated amortization related to write off of Haystack IQ asset	--	213
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable and other receivable	(6)	858
Prepaid and other current assets	48	236
Increase (decrease) in:
Accounts payable	(93)	(209)
Accrued expenses	(231)	(105)
Deferred expenses and deferred revenue	(316)	(1,404)
Net cash used in operating activities	(3,325)	(2,873)

Cash Flows from Investing Activities:
Proceeds from sales of investments in Tagged and Upside	18,362	7,500
Exercise of Upside Warrant	(759)	(225)
Commission in connection with the sale of Upside Warrant	(543)	—
Net change in short-term investment	--	25
Net cash provided by investing activities	17,060	7,300

Cash Flows from Financing Activities:
Proceeds from exercise of options	21	—
Net cash provided by financing activities	21	—

Net increase in cash and cash equivalents	$13,756	$4,427
Cash and cash equivalents
Beginning	$10,285	$5,858
Ending	$24,041	$10,285

Supplemental disclosure of non-cash investing and financing transactions
Reclassification as treasury stock of shares received in connection with settlement of related party matter (Note 9)	$282	$—

The accompanying notes are an integral part of these consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of dollars, except for share and per share amounts)

NOTE 1. THE COMPANY

Walker Innovation Inc., a Delaware corporation (collectively, with its subsidiaries, the “Company” or “Walker Innovation”), seeks to develop and commercialize its unique portfolio of intellectual property assets through licensing and enforcement operations (“Licensing and Enforcement”). In response to challenging developments in the patent licensing and enforcement environment and the cessation of the Company’s custom innovation work described below, the Company’s current plan of operations includes a carefully focused Licensing and Enforcement program, and an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. An investment bank has been retained to advise the Company on its acquisition process and other opportunities to create shareholder value.

Walker Digital, LLC (“Walker Digital”), a related party, is the owner of approximately 82% of the voting interest in the Company and owns approximately 48% of the economic interest in the Company (42% on a fully diluted basis).

NOTE 2. BUSINESS

Nature of Business

Licensing and Enforcement

The Company seeks to develop, license and otherwise enforce patented technologies through its wholly owned subsidiaries. Historically, the Company generated revenues from the granting of intellectual property rights for the use of, or pertaining to, its patented technologies. The Company may also monetize its intellectual property through the sale of select patent assets. Patent protection is a key part of the Company’s business model, because it provides the Company with a period of exclusive ownership during which the Company has the opportunity to recoup risk capital and generate a profit from inventions. The Company’s recent Licensing and Enforcement efforts have focused on a specific family of patents. The Company continues to investigate other potential infringers of its patents and may undertake additional licensing and enforcement activities against unlicensed users of its patents.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and include the assets, liabilities, revenues and expenses of the Company’s wholly-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances were eliminated in consolidation.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with US GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include stock-based compensation and the valuation allowance related to the Company’s deferred tax assets, and revenue recognition. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

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

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common stock by the weighted-average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. As of December 31, 2017 and 2016, the following common stock equivalents were outstanding:

	2017	2016
Common Stock options	4,928,832	4,745,500
Convertible Preferred Stock	14,999,000	14,999,000
Potentially dilutive securities	19,927,832	19,744,500

A reconciliation of basic and diluted EPS is given in the following table:

Year ended December 31, 2017	Net Income (loss)	Shares	Amount per Share
Basic EPS	$(891)	20,527,624	$(0.04)
No effect of Dilutive Securities: anti dilutive	--	--
Diluted EPS	$(891)	20,527,624	$(0.04)

Year ended December 31, 2016
Basic EPS	$16,877	20,741,572	$0.81
Effect of Dilutive Securities	—	15,231,659	—
Diluted EPS	$16,877	35,973,231	$0.47

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

Custom Innovation

Revenues were recognized as services were performed using the percentage of completion method for fixed price contracts. Revenues were determined by multiplying the estimated margin at completion for each contract by the project’s percentage of completion to date, adding costs incurred to date, and subtracting revenues recognized in prior periods. In applying the percentage-of-completion method to these contracts, the Company measured the extent of progress toward completion as the ratio of costs incurred to date over total estimated costs at completion. As work was performed under contracts, estimates of the costs to complete were regularly reviewed and updated. As changes in estimates of total costs at completion on projects were identified, appropriate earnings adjustments were recorded using the cumulative catch-up method. Provisions for estimated losses on uncompleted contracts were recorded during the period in which such losses become evident. Profit incentives and/or award fees were recorded as revenues when the amounts were both probable and reasonably estimable.

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

Custom Innovation

Costs represented the staff and related other costs associated with any of the services provided.

Fair Value Measurements

The carrying amounts of cash and cash equivalents, the short term investment, accounts receivable, accounts payable approximate fair value due to the short-term nature of these instruments.

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

The Company elected the fair value option for its investment in The Upside Commerce Group, LLC, formerly known as Flexible Travel Company, LLC (“Upside”). The investment was classified as a Level 3 financial instrument at December 31, 2016 and until its disposal in June 2017.

On June 2, 2017, the Company entered into a Redemption Agreement (the “Redemption Agreement”) with Upside, a company affiliated with Walker Digital, LLC, to redeem 12,650,000 Upside Class A Common Shares. Simultaneously with the redemption on June 2, 2017, the Company acquired the Upside Class A Common Shares at a price of $0.06 per share pursuant to a warrant (the “Upside Warrant”) previously granted to the Company by Jay S. Walker, the controlling stockholder of Walker Digital. The Upside Class A Common Shares were redeemed at $1.43182745 per share as approved by the Company’s Audit Committee. Net proceeds from the transaction after giving effect to fees and the exercise price was approximately $16.8 million. After giving effect to the transaction described above, the Company no longer retains an equity interest in Upside.

The fair value of this investment was approximately $14,621 as of December 31, 2016 (see Note 6).

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the Years Ended December 31,
	2017	2016
Beginning balance	$14,621	$672
Change in fair value of Upside Warrant	3,491	18,283
Exercise and sale of Upside Warrant	(18,112)	(4,334)
Ending balance	$--	$14,621

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

Revenue Concentrations

The Company considers significant revenue concentrations to be counterparties or customers who account for 10% or more of the total revenues generated by the Company during the period. For the year ended December 31, 2017, revenue was $300 and was from one counterparty. For the year ended December 31, 2016, 93% of the Company’s revenue was derived from three counterparties, one of whom was revenue from Walker Digital in connection with custom innovation subcontracted to the Company.

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

On December 22, 2017, new tax legislation known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. The law change will result in many tax accounting issues as its most significant change relates to a significant corporate rate reduction. The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Under ASC 740, the effects of new legislation are recognized upon enactment, which is the date the president signs a bill into law. Accordingly, recognition of the tax effect of the rate reduction of the Act has been accounted for in the computation of the Company’s federal deferred tax asset and liability balances, which are computed utilizing the new rates in the period for which the tax law was enacted with a corresponding net adjustment to deferred income tax expense (or benefit) and the effect to the valuation allowance. The change in the federal rate as a result the Act is reflected as a discreet item within the rate reconciliation and the effect of the remeasurement of the deferred taxes is also included in the deferred tax and valuation allowance disclosure.

Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted effective January 1, 2017. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU No. 2014-09. ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers”, was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (subtopic 610.20), which clarifies the scope of asset derecognition and accounting for partial sales of nonfinancial assets pursuant to ASU No. 2014-09.

The Company has completed its analysis of the new revenue standards, which were adopted on January 1, 2018, and has determined that they will not have any effect on the way in which revenue is recognized from its Licensing and Enforcement Activities. The Company’s Licensing and Enforcement contracts with its customers have a single performance obligation – the transfer of a license to functional intellectual property – and therefore, revenue would be recognized at the point in time when license is transferred. Contract consideration is generally in the form of a fixed, non-refundable, upfront cash payment received shortly after contracts are signed. The Company has decided to adopt the modified retrospective method on January 1, 2018. However, because the Company’s revenue in 2017 was limited to revenue from Licensing and Enforcement activities, which is not changing under the new standard, adoption via the full retrospective approach or the modified retrospective approach on January 1, 2018 would not have any impact on the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”). ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU No. 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective for the Company on January 1, 2020. Early adoption will be available on January 1, 2019. The Company is currently evaluating the effect that the updated standard will have on its Consolidated Financial Statements and related disclosures.

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

In July 2017, the FASB issued ASU 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). ASU 2017-11 consists of two parts. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Subsequent Events

Subsequent events have been evaluated through the date of filing.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2017 and 2016 prepaid expenses and other current assets consist of the following:

	2017	2016
Prepaid insurance	$42	$61
Prepaid patent costs	3	11
Due from Walker Digital and Upside	1	301
Other prepaid expenses	27	25
Total prepaid expenses and other current assets	$73	$398

NOTE 5. PROPERTY AND EQUIPMENT

As of December 31, 2017 and 2016 property and equipment, net, consist of the following:

	2017	2016
Computer equipment and software	$9	$30
Less: Accumulated Depreciation (1)	(9)	(21)
Total property and equipment, net	$—	$9

(1)	Excludes $213 of accelerated depreciation recorded in connection with the Haystack IQ restructuring charge in 2016.

NOTE 6. INVESTMENTS

Investment in Tagged

The Company received 57,000 shares of common stock in Tagged, Inc. (“Tagged”) as partial payment in connection with a license agreement. If on liquidation date (i.e. public offering or change of control), the then current fair value of the stock is less than $250 (“floor value”), Tagged will pay the Company the difference between the $250 floor value and the then current fair value. The investment is carried at cost. In April 2017, Tagged was the subject of an acquisition pursuant to which the Company received $244 in exchange for its shares in Tagged and expects to receive an additional $6 (the difference between the $250 floor value and the acquisition proceeds) within one year and has included this amount in Other current assets on its Consolidated Balance Sheet.

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

The Company entered into a Securities Purchase Agreement dated as of December 5, 2016 (the “December Purchase Agreement” and, together with the November Purchase Agreement, the “Purchase Agreements”) in connection with the sale of an aggregate of 1,250,000 Class A Common Shares of Upside, at $2.00 per share to an existing investor in Upside in a private resale not requiring registration under the Securities Act of 1933. The December Shares were issued upon exercise of the Upside Warrant at a price of $0.06 per share, and the Company recorded a realized gain of $2.4 million on the sale. After giving effect to the Purchase Agreements, the Company may now purchase 12,650,000 Shares of Upside pursuant to the Upside Warrant, equal to approximately 11% of the current aggregate outstanding limited liability company interests of Upside on a fully diluted basis.

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

In connection with the issuance of the Upside Warrant, the Company recorded deferred revenue of $671 and has amortized $316 and $330 of this deferred revenue into other income during the years ended December 31, 2017 and 2016, respectively.

NOTE 7. SHARED SERVICES AGREEMENT

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

The following table represents operating expenses contributed by WDM on behalf of the Company and expenses incurred under the WDM Shared Services Agreement for the years ended December 31, 2017 and 2016:

	2017	2016
Compensation Expenses (1)	$7	$(27)
Rent and Utilities	131	174
Office Services and Supplies	17	36
Telephone	4	39
Other	44	74
Total Operating Expenses	$203	$296

(1)

Compensation expenses are net of services charged to WDM. During the years ended December 31, 2017 and 2016, the Company charged approximately $0 and $41 of expenses, respectively, related to such services.

As of December 31, 2017 and 2016, due from WDM in the amount of $0 and $283, respectively, and these amounts were included in prepaid and other current assets. In addition there was $12, and $59, as of December 31, 2017 and 2016 due to WDM included in accounts payable and accrued expenses.

The Upside Commerce Group, LLC

In December 2015, the Company entered into the Upside Services Agreement with Upside to provide executive management, marketing, legal, innovation and financial consulting services. For the years ended December 31, 2017 and 2016 the Company provided approximately $70 and $461 of services, respectively, and these amounts are included in Other Income on the Consolidated Statements of Operations. Receivables of $1 and $18 related to the agreement were included in prepaid and other current assets on the Consolidated Balance Sheets at December 31, 2017 and 2016, respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases

The Company’s corporate headquarters is located at Two High Ridge Park, Stamford, Connecticut. The Company leases space pursuant to the WDM Shared Services Agreement. The lease will expire in September of 2018. The annual rent for the office space occupied by the Company is approximately $103.

Litigation

The Company is subject to claims, counterclaims and legal actions that arise in the ordinary course of business.  The plaintiff in each patent suit may have defenses to any counterclaim.  In addition, the defendants in certain of the patent suits may file motions seeking costs and fees against the plaintiff, which may be opposed. The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, at no less than the minimum of the range. As of December 31, 2017 and 2016, the litigation accrual was not material.

Accrued Bonuses

As of December 31, 2017 and 2016, accrued bonuses included in accrued expenses on the Consolidated Balance Sheets were $18 and $100, respectively. Accrued bonuses are primarily discretionary in nature.

NOTE 9. EQUITY

The Company has authorized and issued an aggregate of 100,000,000 shares of common stock, par value $0.001 per share. The Company has authorized and issued an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of December 31, 2017 and 2016, there were 21,184,744 and 21,134,744 shares of the Company’s common stock issued, respectively, and 20,094,314 and 20,741,572 outstanding, respectively, and 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

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

Treasury Shares

On November 28, 2016, the Company entered into a Release and Settlement Agreement with Walker Digital (the “Settlement Agreement”) relating to rights to indemnification from Walker Digital as a consequence of a settlement with a third party. The Settlement Agreement required Walker Digital to pay the Company $125 in cash, or to return to the Company shares of its common stock having a value of $125 within six months following the date of the Settlement Agreement. On May 24, 2017, Walker Digital returned to the Company shares of its Common Stock having a value of $125. On December 18, 2017, pursuant to an agreement, Walker Digital returned to the Company shares of its Common Stock having a value of $157, in reimbursement of legal fees and expenses paid by the company on behalf of Walker Digital in connection with the matter that was the subject of the Settlement Agreement. The shares that were surrendered have been reclassified as Treasury Shares.

NOTE 10 – STOCK-BASED COMPENSATION

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

Stock-based Compensation

Total stock-based compensation to employees and non-employees for the years ended December 31, 2017 and 2016 is presented in the following table:

	2017	2016
Employee Option Awards	$343	$1,771
Non-employee Compensation Expense	1	78
Total Compensation Expense	$344	$1,849

Primarily all of the stock-based compensation incurred in 2017 was incurred in connection with employee awards, and accordingly is included in Compensation expense in the Consolidated Statement of Operations for the year ended December 31, 2017. During 2016, stock-based compensation incurred in connection with awards to employees was included in compensation expense and in cost of revenue. Non-employee stock based compensation expense was included in professional fees. For the year ended December 31, 2016, $42 of the employee option awards expense was included in cost of revenue, while non-employee compensation expense of $78, was included in professional fees in the Consolidated Statement of Operations.

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

As of December 31, 2017, 678,510 shares of common stock remain eligible to be issued under the Long-Term Incentive Plans.

Stock Option Awards

The following table summarizes the Company’s stock option award activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2016	4,263,166	$3.01
Options Granted	1,160,000	0.33
Options Exercised	—	—
Options Cancelled	(372,497)	3.22
Options Forfeited	(305,169)	2.29

Outstanding at December 31, 2016	4,745,500	$2.38
Options Granted	640,000	0.39
Options Exercised	(50,000)	0.42
Options Cancelled/Forfeited	(406,668)	2.16

Outstanding at December 31, 2017	4,928,832	$0.64

Options Vested and Exercisable at December 31, 2017	4,076,155	$0.70

The stock option awards are exercisable at various times through 2020. Additional information with respect to the outstanding stock option awards as of December 31, 2017, is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price Per Share	Options Exercisable	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
$0.00	-	0.50	4,516,332	6.92	$0.39	3,663,655	$0.40	6.46
$0.51	-	1.00	—	—	—	—	—	—
$1.01	-	1.50	40,000	0.44	1.37	40,000	1.37	0.44
$1.51	-	2.00	--	--	--	--	--	--
$2.01	-	2.50	—	—	—	—	—	—
$2.51	–	3.00	47,500	6.73	2.66	47,500	2.66	6.73
$3.01	–	3.50	125,000	6.41	3.18	125,000	3.18	6.41
$3.51	–	4.00	--	--	--	--	--	--
$4.01	–	4.50	200,000	5.88	4.05	200,000	4.05	5.88
Total			4,928,832	6.81	$0.64	4,076,155	$0.70	6.37

As of December 31, 2017, the Company had unrecognized stock-based compensation expense related to all unvested stock options of $139 which is expected to be recognized over the remaining weighted-average vesting period of 2.1 years.

The total fair value of the 400,161 stock option awards that vested during the year was approximately $5.18 million. At December 31, 2017, the aggregate intrinsic value of the fully vested stock option awards was $187 and the weighted average remaining contractual life of the stock option awards was 6.8 years. The Company has not capitalized any compensation cost, or modified any of its stock option awards and no cash was used to settle equity instruments granted under the Company’s Incentive Plan for the years ended December 31, 2017 and 2016 (other than those repriced and described above). There were 50,000 and zero stock option awards exercised during the years ended December 31, 2017 and 2016, respectively.

Other selected information is as follows:

	2017	2016
Aggregate intrinsic value of outstanding options at December 31	$251	$85
Weighted average fair value per share of options granted during year	$0.09	$0.15
Total intrinsic value of options exercised during the year	7	--

The fair value of stock option awards granted is estimated on the date of grant using a Black-Scholes option pricing model. The expected life of the options was calculated using the simplified method, using the average of the contractual term and the vesting period and the Company used historical volatility rates to calculate the expected volatility used to calculate the fair value of options granted. Management monitors stock option exercises and employee termination patterns to estimate forfeiture rates within the valuation model. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the expected life of the option is based on the interest rate of the U.S. Treasury note in effect on the date of the grant.

The table below presents the weighted average assumptions used to calculate the fair value of stock option awards granted during the years ended December 31, 2017 and 2016, respectively:

	2017			2016
Risk Free Interest Rate	1.37	–	2.03%	0.74	–	1.49%
Expected Volatility	98.9	–	102.2%	91.1%	–	91.8%
Dividend Yield		0%			0%
Expected Life in Years		6.0			6.0

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

NOTE 11 —INCOME TAXES

The Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	As of December 31,
	2017	2016
Deferred Tax Asset
Net-operating loss carryforward	$4,350	$9,648
Unrealized gain on investment	—	(5,633)
Stock-based compensation	1,433	2,532
Others	(25)	(40)
Total Deferred Tax Assets	5,758	6,507
Valuation Allowance	(5,758)	(6,507)
Deferred Tax Asset, Net of Allowance	$—	$—

As of December 31, 2017, the Company had federal and state net operating loss carryovers of approximately $10.2, which will begin to expire in 2033. The Tax Reform Act of 1986, and certain state tax statutes, limit the utilization of net operating loss and tax credit carryforwards to offset future taxable income and tax, if there has been a “change of ownership” as defined within Section 382 of the Internal Revenue Code (“IRC”), and under similar state provisions. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.   We will continue to evaluate future events that could limit our ability to utilize our net operating losses and tax credit carryforwards in future years. The Company has performed an analysis of ownership pursuit to the guidance issued under Section 382 of the IRC though December 31, 2016.  Based on the analysis, the Company has not experienced a “change of ownership” as of the year ended December 31, 2016. The Company utilized the analysis methodology related to its 2017 stock activity and determined that such activity also did not cause a “change of ownership”, effective through December 31, 2017, and therefore, utilization of the Company losses and credits will not be limited.  Management will continue to evaluate future events that could limit our ability to utilize our net operating losses and tax credit carryforwards in future years.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and taxing strategies in making this assessment. The Company has determined that, based on objective evidence currently available, it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2017 and 2016. Tax years ended December 31, 2014, 2015 and 2016, remain open to examination by the Internal Revenue Service.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the Years Ended December 31,
	2017	2016
Statutory Federal Income Tax Rate	34.0%	34.0%
State Taxes, Net of Federal Tax Benefit	(9.4)%	5.9%
Change in Federal Rate	(213.4)%	—
Return to Provision	(1.4)%	—
Change in Valuation Reserve	117.1%	(39.9)%
Permanent items and other	3.2%	—
Income Tax Provision	(69.9)%	0.0%

	For the Years Ended December 31,
	2017	2016
Federal
Current	$273	$—
Deferred	1,753	5,660
State
Current	93	—
Deferred	(1,010)	1,005
Income Tax Provision (Benefit)	1,109	6,665
Valuation allowance	(743)	(6,665)
Income Tax Provision (Benefit), net of valuation allowance	$366	$—

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2017 and 2016, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Act signed into law in December 2017, makes broad and complex changes to the U.S. tax code including, but not limited to: (1) reducing the U.S. rate from 35% to 21% (2) eliminating the corporate minimum tax (AMT) and changing how the credits can be realized and (3) creating new limitations on deductions for interest expense and (4) changing rules related to limitations of net operating loss carryforwards for years beginning after December 31, 2017. The law change will also result in many tax accounting issues as its most significant change relates to a significant corporate rate reduction. The Act reduces the corporate tax rate to 21%, effective January 1, 2018. Under ASC 740, the effects of new legislation are recognized upon enactment, which is the date the president signs a bill into law. Accordingly, recognition of the tax effects of the Act is required in the interim and annual periods that include December 22, 2017.

After enactment, the SEC issued SAB 118, which provides guidance on accounting for the Act's income tax reporting impact. Under SAB 118, an entity would be required to include qualitative information about the income tax effects of the Act and disclose existing current or deferred tax amounts also effected. Management has reviewed the effect of the new law and the implementation of SAB 118 and has recorded the remeasurements of deferred taxes and the valuation allowance and other tax liabilities and are included in the provision amounts. The change in the Federal rate as a result of the Act is reflected as a discrete item within the rate reconciliation and the effect of the deferred taxes is also included in the deferred tax and valuation allowance.