Form 10-Q
period 2018-03-31
WALKER INNOVATION INC.
filed 2018-05-07
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 4, 2018, there were 20,094,314 shares of the issuer’s common stock outstanding.

WALKER INNOVATION INC. AND SUBSIDIARIES

Form 10-Q

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,313	$24,041
Short-term investment	20,000	25
Prepaid expenses and other current assets	92	73
Total current assets	23,405	24,139

TOTAL ASSETS	$23,405	$24,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$66	$121
Accrued expenses	134	229
Total current liabilities	200	350

TOTAL LIABILITIES	200	350

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 15,000,000 shares authorized	--	--
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding, as of March 31, 2018 and December 31, 2017 respectively	15	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,184,744 shares issued and 20,094,314 shares outstanding as of March 31, 2018 and December 31, 2017 respectively	21	21
Treasury stock, 1,090,430 shares, at cost	(1,122)	(1,122)
Additional paid-in capital	47,381	47,350
Accumulated deficit	(23,090)	(22,475)
TOTAL STOCKHOLDERS' EQUITY	23,205	23,789
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,405	$24,139

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Licensing fees	$--	$--
Total revenues	--	--

Cost of Revenue:
Legal and consulting contingency fees	--	--
Total Cost of Revenue	--	--

Net revenue	--	--

Operating expenses:
Other legal and consulting fees	2	100
Patent prosecution and maintenance fees	14	33
Compensation and benefits (includes non-cash stock based compensation of $32 and $248 for the three months ended March 31, 2018 and 2017, respectively)	301	679
Professional fees	216	278
General and administrative	123	194
Total operating expenses	656	1,284

Operating net loss	(656)	(1,284)

Other income
Other income	--	120
Interest income	41	4

Net loss	$(615)	$(1,160)

Net loss per common share:
Basic	$(0.03)	$(0.06)
Diluted	$(0.03)	$(0.06)

Weighted average common shares outstanding:
Basic	20,094	20,742
Diluted	20,094	20,742

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(615)	$(1,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	32	248
Depreciation and amortization	--	3
Changes in operating assets and liabilities:
Decrease (increase) in:
Other receivable	(21)	--
Prepaid and other current assets	--	(10)
Increase (decrease) in:
Accounts payable	(54)	(66)
Accrued expenses	(95)	(33)
Deferred liabilities	--	(84)
Net cash used in operating activities	(753)	(1,102)

Cash Flows from Investing Activities:
Purchase of short-term investment	(20,000)	--
Sale of short-term investment	25	--
Net cash used in investing activities	(19,975)	--

Cash Flows from Financing Activities:
	--	--
Net cash provided by financing activities	--	--

Net change in cash and cash equivalents	(20,728)	(1,102)
Cash and cash equivalents:
Beginning	$24,041	$10,285
Ending	$3,313	$9,183

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2018

(in thousands except share and per share amounts)

NOTE 1. THE COMPANY

Walker Innovation Inc., a Delaware corporation (collectively, with its subsidiaries, the “Company” or “Walker Innovation”), seeks to develop and commercialize its unique portfolio of intellectual property assets through licensing and enforcement operations (“Licensing and Enforcement”). In response to challenging developments in the patent licensing and enforcement environment and the cessation of the Company’s custom innovation work, the Company’s current plan of operations includes a carefully focused Licensing and Enforcement program, and an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. An investment bank has been retained to advise the Company on its acquisition process.

Walker Digital, LLC (“Walker Digital”), a related party, is the owner of approximately 82% of the voting interest in the Company and owns approximately 48% of the economic interest in the Company (approximately 42% on a fully diluted basis).

NOTE 2. NATURE OF BUSINESS

Licensing and Enforcement

The Company seeks to develop, license and otherwise enforce patented technologies through its wholly owned subsidiaries. Historically, the Company generated revenues from the granting of intellectual property rights for the use of, or pertaining to, its patented technologies. The Company may also monetize its intellectual property through the sale of patent assets. Patent protection is a key part of the Company’s business model, because it provides the Company with a period of exclusive ownership during which the Company has the opportunity to recoup risk capital and generate a profit from inventions.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the instructions on Form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. Additionally, operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending  December 31, 2018. For further information, refer to the financial statements and footnotes included in the Company’s annual financial statements for the year ended December 31, 2017, which are included in the Company’s annual report on Form 10-K filed with the SEC on February 2, 2018.

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

Short term Investment

The Company classifies its investment consisting of certificates of deposit with a maturity greater than thirty days but less than one year as a short-term investment.

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common stock by the weighted-average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised/converted or could result in the issuance of common stock. As of March 31, 2018 and 2017, the following common stock equivalents were outstanding:

	2018	2017
Common Stock options	4,875,498	4,795,500
Convertible Preferred Stock	14,999,000	14,999,000
Potentially dilutive securities	19,874,498	19,794,500

Revenue Recognition

The Company derives its revenue from patent licensing and enforcement. In general, these revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. A significant number of the patent licenses are granted on the entire portfolio rather than individual patents. Most of the intellectual property rights granted are perpetual in nature, extending until the expiration of the related patents, although they can be granted for a defined, relatively short period of time. Revenue will be recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

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

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally measured on the measurement date and re-measured on each financial reporting date and vesting date until the service period is complete. The fair value amount is then recognized over the period services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes employee stock-based compensation expense on a straight-line basis over the requisite service period for each separately vesting tranche of each award. Stock-based compensation expense is reflected within operating expenses in the Unaudited Condensed Consolidated Statements of Operations.

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2018 and December 31, 2017 prepaid expenses and other current assets consist of the following:

	2018 (Unaudited)	2017
Prepaid insurance	$39	$42
Prepaid patent costs	3	3
Due from Walker Digital	--	1
Other prepaid expenses and receivables	50	27
Total prepaid expenses and other current assets	$92	$73

NOTE 5 - INVESTMENTS

Investment in The Upside Commerce Group, LLC

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

In connection with the issuance of the Upside Warrant in December of 2015, the Company recorded deferred revenue of $646 for the year ended December 31, 2015 and has amortized $0 and $84 of this deferred revenue into Other Income for the three months ended March 31, 2018 and 2017, respectively.

Investment in Tagged

The Company received 57,000 shares of common stock in Tagged, Inc. (“Tagged”) as partial payment in connection with a license agreement. If on liquidation date (i.e. public offering or change of control), the then current fair value of the stock is less than $250 (“floor value”), Tagged will pay the Company the difference between the $250 floor value and the then current fair value. The investment is carried at cost. In April 2017 Tagged was the subject of an acquisition pursuant to which the Company received $71 in exchange for its shares in Tagged and expects to receive an additional $6 during the second quarter.  Also in April 2017, the Company received $173 pursuant to the license agreement (the difference between the $250 floor value and the acquisition proceeds).

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

The following table represents operating expenses contributed by WDM on behalf of the Company and expenses incurred under the WDM Shared Services Agreement for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Operating Expenses:
Compensation expenses	$--	$3
Rent and utilities	17	45
Office services and supplies	1	7
Other	5	15
Total operating expenses	$23	$70

As of March 31, 2018 and December 31, 2017, due to WDM included in accounts payable/accrued expenses on the Condensed Balance Sheet was $7 and $12, respectively.

Upside Commerce Group, LLC

In December 2015, the Company entered into the Upside Services Agreement with Upside to provide executive management, marketing, legal, financial consulting and other services, this agreement expired in December 2017. For the three months ended March 31, 2017 the Company provided approximately $35 of expenses related to such services and these amounts are included in Other Income on the Unaudited Condensed Consolidated Statement of Operations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. The plaintiff in a patent suit may have defenses to any counterclaim. In addition, defendants in a patent suit may file motions seeking costs and fees against the plaintiff, which may be opposed. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, at no less than the minimum of the range. As of March 31, 2018 and December 31, 2017, the litigation accrual was not material.

Accrued Bonuses

As of March 31, 2018 and December 31, 2017, accrued bonuses were $0 and $18, respectively. Most accrued bonuses are discretionary in nature, although some are based on specific performance goals. These amounts are included in accrued expenses on the condensed consolidated balance sheets.

NOTE 8 - EQUITY

As of March 31, 2018, the Company had authorized an aggregate of 100,000,000 shares of common stock, par value $0.001 per share. The Company, had authorized an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of March 31, 2018, there were 21,184,744 shares of the Company’s common stock issued and 20,094,314 outstanding. As of March 31, 2018, 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

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

The impact of the repricing was a one time incremental non cash charge of approximately $216, of which $114 was expensed in the first quarter of 2017 and an additional $102 of expense which is being charged to operations over the remaining term of the options.

Total stock-based compensation to employees and non-employees for the three months ended March 31, 2018 and 2017, respectively, is presented in the following table:

	Three Months Ended March 31,
	2018	2017
Employee option awards	$32	$134
Employee option awards in connections with Repricing	--	114
Total stock-based compensation expense	$32	$248

Stock-based Compensation

During the first quarter of 2018 the Company granted no new options.

A summary of the status of the Company’s stock option plans and the changes during the three months ended March 31, 2018, is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	4,928,832	$0.64	$--	6.37
Options Granted	--	--	--	--
Options Exercised	--	--	--	--
Options Cancelled/Forfeited	(53,334)	0.32	--	--
Outstanding at March 31, 2018	4,875,498	0.65	400	6.43
Options vested and exercisable	4,173,824	$0.69	$325	6.04

As of March 31, 2018, the Company had unrecognized stock-based compensation expense related to all unvested stock options of $101, which is expected to be recognized over the remaining weighted-average vesting period of 2.1 years.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes to those statements. This discussion contains forward-looking statements reflecting our management’s current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 2, 2018.

Narrative discussions of dollar figures are in thousands, except share and per share data and where the context indicates otherwise.

General

Through our wholly-owned subsidiaries, we historically have created, commercialized, licensed and, when necessary, legally enforced our homegrown portfolio of business innovations, which we acquired from our affiliate Walker Digital, LLC (“Walker Digital”), and are actively engaged in identifying new synergies for our assets and operations. In response to challenging developments in the patent licensing and enforcement environment and the cessation of the Company’s custom innovation work, the Company’s current plan of operations includes a carefully focused Licensing and Enforcement program, and an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. An investment bank has been retained to advise the Company on its acquisition process and other opportunities to create shareholder value.

The Company’s Executive Chairman is entrepreneur and inventor Jay Walker, who is best known as the founder of Priceline.com and has twice been named by TIME magazine as “one of the top 50 business leaders of the digital age.” Mr. Walker currently ranks as the world’s 12th most patented living individual, based on U.S. patent issuances according to Wikipedia.

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

All of our intellectual property assets were created with the goal of solving business problems, with the intent to achieve commercial status. However, it is our belief that some of our inventions have become part of the commercial activities of other businesses without having been licensed, depriving us of financial value. Our monetization efforts include the possible sale or licensing of all or part of the relevant patent portfolio. We are also considering enforcement activities for certain patents, although the timing and extent of these activities depends upon many factors affecting the market for patents and the patent enforcement industry that are beyond our control.

On November 28, 2016, the Company entered into a Release and Settlement Agreement with Walker Digital (the “Settlement Agreement”) relating to rights to indemnification from Walker Digital as a consequence of a settlement with a third party. The terms of the Settlement Agreement were approved by the Audit Committee of the Company. The Settlement Agreement required Walker Digital to pay the Company $125 in cash, or to return to the Company shares of its common stock having a value of $125 within six months following the date of the Settlement Agreement and acknowledged the direct and indirect benefits received by the Company from Walker Digital in connection with the sale of shares of Upside by the Company in the November Purchase Agreement (as described below) as part of the consideration received in connection with the release of the Company’s indemnification claims against Walker Digital. On May 24, 2017, Walker Digital returned to the Company shares of its Common Stock having a value of $125. On December 18, 2017, pursuant to an agreement approved by the Audit Committee on December 6, 2017, Walker Digital returned to the Company shares of its Common Stock having a value of $157, in reimbursement of legal fees and expenses paid by the company on behalf of Walker Digital in connection with the Third Party Settlement.

Overview

Operating activities of the first quarter of 2018 were principally focused on the development, licensing and enforcement of our patent portfolios and continuing our efforts to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within our current verticals or in new industry segments, or control of such operating businesses through contractual arrangements, continuing efforts to improve operational efficiencies and preserve cash, as well as the development of our patent portfolio and select patent monetization and enforcement related activities.

Current Plan of Operation

The Company’s current plan of operations includes a carefully focused Licensing and Enforcement program, continuing efforts to improve the operational efficiencies and preserve cash, and an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. The Company expects to consider acquisition opportunities, if any, based on the circumstances presented by the business trends discussed above and the potential benefits to stockholders.

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

All of the Licensing and Enforcement revenues were generated through settlement and non-exclusive license agreements. All of the agreements provide for a one-time payment to the Company. Generally we are willing to engage in settlement discussions with defendants at any appropriate time during the course of litigation. We will agree to settle a dispute with a defendant when we believe that such a settlement and the terms of the agreement are in the best interest of the Company and its shareholders. The environment for entering into such patent sale agreements or license agreements in the first quarter of 2018 continues to be adversely affected by several significant developments in the intellectual property industry, including the continued effect of the Leahy-Smith America Invents Act of 2011 (including several new means by which challenges of the validity of our patents may be effected, including inter partes review proceedings) and the Supreme Court holding in the Alice Corp. v. CLS Bank International case, which called into question the patentability of certain types of inventions. In view of these trends, we are anticipating that the revenues from Licensing and Enforcement will continue to be minimal.

Results of Operations

For the Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Net Loss

Net loss for the three months ended March 31, 2018 was $615 compared to net loss of $1,160 for the three months ended March 31, 2017.

Operating expenses of $656 for the quarter ended March 31, 2018 included other legal and consulting fees of $2, patent prosecution and maintenance fees of $14, compensation and related benefits (including non-cash compensation of $32) of $301, professional fees of $216, and general and administrative expense of $123.

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

Revenues

We recorded no revenues for either the three months ended March 31, 2018 or the three months ended March 31, 2017.

Although we continue to engage in negotiations regarding licensing arrangements, pursue a carefully focused enforcement program, and conduct other activities intended to produce revenue, no revenue was recognizable for the periods presented.

Licensing and Enforcement Expenses

	Three Months Ended
	March 31, 2018	March 31, 2017	% Change
Other legal and consulting fees	$2	$100	(98)%
Patent prosecution and maintenance costs	14	33	(58)%
Total licensing and enforcement expenses	$16	$133	(88)%

Other legal and consulting expenses for the three months ended March 31, 2018 and 2017 were $2 and $100, respectively.  The decrease in other legal and consulting fees during the first quarter of 2018 as compared to the first quarter of 2017 was mainly attributable to our more focused licensing and enforcement efforts.  Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement efforts in each period. We expect other legal and consulting expenses to continue to fluctuate period to period based on the factors summarized above, in connection with scheduled trial dates, if any, and our current and future patent development, licensing and enforcement activities.

Patent prosecution and maintenance expenses for the first quarter of 2018 decreased to $14 from $33 in first quarter 2017. Patent prosecution and maintenance expenses are related to legal fees and Patent Trademark Office expenses for reexaminations and patent prosecutions.

General and Administrative Expenses

	Three Months Ended
	March 31, 2018	March 31, 2017	% Change
Compensation and benefits	$301	$679	(56)%
Professional fees	216	278	(22)%
General and administrative	123	194	(37)%
Total general & administrative expenses	$640	$1,151	(44)%

Compensation and benefits expense decreased by 56% for the three months ended March 31, 2018 from $679 to $301 and includes share based compensation of $32 and $248 for the first quarter ended March 31, 2018 and 2017, respectively. The decrease in compensation and benefits is related to an overall decrease in headcount from 7 in 2017 to 4 in 2018.

Professional fees for the first quarter of 2018 decreased by 22% and totaled $216 and related primarily to accounting and legal fees of $158, board fees of $39 and public company expenses of $19.

Total general and administrative expenses decreased by 37% to $123 for the quarter ended March 31, 2018 compared to $194 for the quarter ended March 31, 2017. The decrease is attributed to decreases of $23 of office space, utilities and telephone, $17 in computer and office expenses, insurance of $6 and corporate taxes of $53 and was offset slightly by an increase in corporate taxes of $18.

Other Income

Other income includes amortization incurred in connection with the Upside Warrant, as well as amounts received related to services provided in connection with the Upside Services Agreement. The Upside Services Agreement expired in the fourth quarter of 2017, and the Warrant was fully amortized in the fourth quarter of 2017. Accordingly, there was no other income in the first quarter of 2018, compared to the first quarter of 2017 where other income totaled $120, of which $36 was received from Upside in connection with services provided and $84 of amortization was recorded in connection with the Upside Warrant.

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

Liquidity and Capital Resources

Our current assets were $23.4 million at March 31, 2018, including $20 million of short-term investments resulting from our investment of cash equivalents in highly liquid bank certificates of deposit. Working capital amounted to $23.2 million as of March 31, 2018. We have narrowed the focus of our litigation business to those patent families that we believe will yield the highest return and we have discretion as to whether the associated legal costs are incurred hourly or on a contingent basis. We believe we have the ability to manage our expenses while we invest in growing our top line and therefore believe that the Company's cash and cash equivalents are sufficient to meet our liquidity needs for at least the next twelve months from the issuance date of this filing. Cash used in operating activities was approximately $0.8 million for the quarter ended March 31, 2018.

Contractual Obligations

We had no significant commitments for capital expenditures and we have no committed lines of credit or other committed funding or long-term debt as of March 31, 2018.

Off-Balance Sheet Transactions

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Recently Issued Accounting Pronouncements

See Note 3 to our Unaudited Condensed Consolidated Financial Statements as of March 31, 2018, included elsewhere in this document.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2018, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Below is a brief description of developments regarding material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of their property is the subject during the quarter ended March 31, 2018.

On February 23, 2018, Unified Patents Inc. filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board (“PTAB”) for an Inter Partes Review of one or more claims of US Patent 8,549,310. Certified Measurements, LLC estimates the PTAB will decide whether or not to institute the proceeding on or prior to the end of 2018.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other information

Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 3, 2018. At that meeting there were 11,642,780 shares of Common Stock and 14,999,000 shares of Series B Convertible Preferred Stock present in person or by proxy and entitled to vote. Each share of Common Stock entitles its holder to one vote on any matter submitted to the stockholders. The holder of the Series B Convertible Preferred Stock vote together with the Common Stock on all matters where stockholders are entitled to vote. The holders of the Series B Convertible Preferred Stock are entitled to cast an aggregate of 80% of the total votes that may be cast with respect to any such matter. The matters voted upon and the results of the vote (after giving effect to the foregoing weighting of votes cast) are set forth below.

Proposal One: Election of Directors. Stockholders elected each of the following nominees as director to hold office until the 2019 Annual Meeting and until his or her successor is elected and qualified.

Directors	Votes For	Votes Withheld	Broker Non-Votes
Jay S. Walker	29,568,345	28,523	2,554,443
Jonathan Ellenthal	29,567,472	29,397	2,554,443
Jonathan A. Siegel	29,567,472	29,397	2,554,443
Nathaniel J. Lipman	29,554,567	42,301	2,554,443
Richard J. Salute	29,484,761	112,108	2,554,443

Proposal Two: Ratification of Appointment of Independent Auditors. Stockholders approved the ratification of the appointment of Marcum, LLP as the Company's independent auditors for the fiscal year ending December 31, 2018.

Votes For	Votes Against	Abstentions	Broker Non-Votes
31,824,728	210,108	106,475	0

Item 6.     Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALKER INNOVATION INC.

Dated: May 7, 2018	By:	/s/ Jonathan A. Siegel
Jonathan A. Siegel
Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2018	By:	/s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer (Principal Financial Officer and Accounting Officer)