Form 10-Q
period 2018-06-30
WALKER INNOVATION INC.
filed 2018-08-06
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 6, 2018, there were 20,094,314 shares of the issuer’s common stock outstanding.

WALKER INNOVATION INC. AND SUBSIDIARIES

Form 10-Q

WALKER INNOVATION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS

(Liquidation Basis)

(in thousands)

June 30, 2018
(Unaudited)
Cash and cash equivalents	$2,764
Short-term investment	20,010
Accounts payable	(54)
Accrued expenses	(42)
Liability for estimated costs during liquidation	(1,027)
Liability for compensation and related benefits resulting from the liquidation	(886)
Liability for in the money options outstanding resulting from liquidation	(550)
Commitments and contingencies (Note 6)	--
Net Assets in Liquidation (1)	$20,215

(1)

The net assets in liquidation amount may not equal the aggregate amount of cash available to stockholders for distribution in liquidation. Certain amounts reflected above are estimates and the amounts that are currently reserved may be more or less than the amounts ultimately required to be paid in cash.

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

(in thousands except per share amounts)

Stockholders’ equity as of June 28, 2018 (Going Concern Basis)	$22,751
Effects of adopting liquidation basis of accounting:
Change in net realizable value of prepaid assets	(73)
Liability for in the money options outstanding resulting from liquidation	(550)
Liability for compensation and related benefits resulting from the liquidation	(886)
Liability for estimated costs during liquidation	(1,027)
Total effects of adopting liquidation basis of accounting at June 30, 2018	$20,215

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Going Concern Basis)

(in thousands except share and per share amounts)

December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$24,041
Short-term investment	25
Prepaid expenses and other current assets	73
Total current assets	24,139

TOTAL ASSETS	$24,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$121
Accrued expenses	229
Total current liabilities	350

TOTAL LIABILITIES	350

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 15,000,000 shares authorized	--
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding, as of December 31, 2017 respectively	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,184,744 shares issued and 20,094,314 shares outstanding	21
Treasury stock, 1,090,430 shares, at cost	(1,122)
Additional paid-in capital	47,350
Accumulated deficit	(22,475)
TOTAL STOCKHOLDERS' EQUITY	23,789
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,139

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Going Concern Basis)

(in thousands except per share amounts)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net revenue	--	--

Operating expenses:
Other legal and consulting fees	--	151
Patent prosecution and maintenance fees	10	36
Compensation and benefits (includes non-cash stock based compensation of $19 and $46 for the three months ended June 30, 2018 and June 30, 2017, respectively)	236	377
Professional fees	209	168
General and administrative	98	132
Total operating expenses	553	864

Operating net loss	(553)	(864)

Other income
Change in fair value of investment	--	2,189
Other income	--	109
Interest income	79	7

Net (loss) income	$(474)	$1,441

Net (loss) income per common share:
Basic	$(0.02)	$0.07
Diluted	$(0.02)	$0.04

Weighted average common shares outstanding:
Basic	20,094	20,603
Diluted	20,094	35,743

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Going Concern Basis)

(in thousands except per share amounts)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net revenue	--	--

Operating expenses:
Other legal and consulting fees	2	252
Patent prosecution and maintenance fees	24	68
Compensation and benefits (includes non-cash stock based compensation of $51 and $294 for the six months ended June 30, 2018 and June 30, 2017, respectively)	537	1,056
Professional fees	425	446
General and administrative	220	326
Total operating expenses	1,208	2,148

Operating net loss	(1,208)	(2,148)

Other income:
Change in fair value of investment	--	2,189
Other income	--	229
Interest income	120	11

Net (loss) income	$(1,088)	$281

Net (loss) income per common share:
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.00

Weighted average common shares outstanding:
Basic	20,094	20,672
Diluted	20,094	35,812

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(in thousands except share and per share amounts)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities:
Net (loss) income	$(1,088)	$281
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	51	294
Depreciation and amortization	--	5
Change in fair value of investment	--	(2,189)
Changes in operating assets and liabilities:
Other receivable	(17)	(8)
Prepaid and other current assets	17	30
Accounts payable	(67)	(9)
Accrued expenses	(188)	(246)
Deferred liabilities	--	(168)
Net cash used in operating activities	(1,292)	(2,010)

Cash Flows from Investing Activities:
Net change in short-term investment	(19,985)	--
Proceeds from sale of investments	--	18,362
Commission in connection with sale of investment	--	(543)
Exercise of Upside warrant	--	(759)
Net cash (used in) provided by investing activities	(19,985)	17,060

Net change in cash and cash equivalents	(21,277)	15,050
Cash and cash equivalents:
Beginning	$24,041	$10,285
Ending	$2,764	$25,335
Non-cash Investing and Financing Activities
Reclassification as treasury stock of shares received in connection with settlement of related party matter	$--	$125

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC.

Unaudited Notes to Condensed Consolidated Financial Statements

(Liquidation Basis)

June 30, 2018

(in thousands except share and per share amounts)

NOTE 1. - THE COMPANY

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

After an extended period of evaluation, and in consultation with a financial advisor engaged to provide guidance in this regard, the Board concluded that none of the viable acquisition targets presented characteristics that fulfilled our criteria of increasing shareholder value and creating opportunity for the Company’s investors. As a result, on June 28, 2018, the Board of Directors of Walker Innovation approved the liquidation and dissolution of the Company pursuant to a Plan of Complete Liquidation and Dissolution (“Plan of Complete Liquidation and Dissolution” or the “Plan”), subject to stockholder approval. The Company has filed a preliminary proxy statement with respect to a special meeting of the Company’s stockholders to seek stockholder approval for the dissolution of the Company pursuant to the Plan of Complete Liquidation and Dissolution and as soon as practicable intends to file a definitive proxy statement and arrange the mailing thereof to the Company’s stockholders.

Walker Digital, LLC (“Walker Digital”), the owner of approximately 82% of the voting interest in the Company and approximately 48% of the economic interest (approximately 42% on a fully diluted basis),  has indicated its intention to vote for the Plan of Complete Liquidation and Dissolution.

NOTE 2. - PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION

The Plan of Complete Liquidation and Dissolution contemplates an orderly wind up of the Company’s business affairs, which will include the sale, transfer or other disposition of the Company’s patent portfolio to the extent those assets are not sold, transferred or otherwise disposed of prior to the filing of the certificate of dissolution. The Plan further contemplates the sale or monetization of the Company’s other remaining non-cash assets, the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims, and additional distributions of any remaining cash to the Company’s stockholders. If the dissolution of the Company is approved, the Company also intends, following the filing of a certificate of dissolution, to close its stock transfer books and to discontinue recording transfers of its common stock. The Company currently estimates that the initial distribution to stockholders will occur in September 2018 and will be net of the Company’s operating expenses as well as a contingency reserve of between $1.5 - $2.5 million for known and potential liabilities and other obligations of the Company during the wind up period following the initial distribution. The Company anticipates that unused contingency reserve, if any, will be the subject of one or more future distributions. The amount and timing of the distributions to stockholders will be determined by the Board in its discretion, subject to the provisions of the Plan of Complete Liquidation and Dissolution. The amount ultimately distributed to stockholders may be less than anticipated as a result of unforeseen circumstances. There can be no guarantee as to the timing and amount of distributions to stockholders, even if all of the remaining assets are sold, because there are many factors, some of which are outside of the Company’s control, which could affect the timing of such distributions. Only stockholders of record as of the record date for a distribution as determined by the Board will be entitled to receive that distribution.

Although the Company does not believe that a precise estimate of those expenses can currently be made, the Company believes that available cash is adequate to provide for its obligations, liabilities, operating costs and claims, and to make cash distributions to our stockholders. If available cash is not adequate to provide for its obligations, liabilities, operating costs and claims, estimated liquidating distributions to its stockholders will be reduced.

Sale of Remaining Assets

The Plan of Complete Liquidation and Dissolution if approved by the stockholders, gives the Board the authority to dispose of all of our remaining property and assets without further stockholder approval.

We have received a valuation analysis of one of the patent families in the Company’s portfolio which estimates the residual value of such patents as below the continued required maintenance fees, which taken together with the recent financial results of the Licensing and Enforcement business is indicative of the likelihood that any additional distributions to stockholders resulting from the disposition of our remaining non-cash assets are highly unlikely and, if made, will be de minimis. Management believes that any non-cash assets are not material to the financial position of the Company, and amounts realized with respect to such non-cash assets will not have a material impact on the ultimate distribution to stockholders.

Contingency Reserve

Under the Delaware General Corporation Law, the Company is required, in connection with the Plan, to satisfy or make reasonable provision for the satisfaction of all claims and liabilities.  Following the Effective Date – the date that the Certificate of Dissolution is filed with the Delaware Secretary of State, the Company will pay all expenses and other known liabilities and establish a contingency reserve, consisting of cash or other assets, that the Board believes will be adequate for the satisfaction of all current, contingent or conditional claims and liabilities.  The Company will also seek to acquire insurance coverage and take other steps the Board determines are reasonably calculated to provide for the satisfaction of the reasonably estimated amount of such liabilities.  The Company estimates the amount of the contingency reserve or the cost of insurance or other steps that may be undertaken to make provision for the satisfaction of liabilities and claims, but any such amount will be deducted before the determination of amounts available for distribution to stockholders.

The actual amount of the contingency reserve may vary from time to time and will be based upon estimates and opinions of the Board, derived from consultations with management and outside experts, if the Board determines that it is advisable to retain such experts, and a review of our estimated contingent liabilities and estimated ongoing expenses, including, without limitation:  anticipated salary, retention, compensation and benefits payments; estimated legal and accounting fees; rent; payroll and other taxes; miscellaneous office expenses; facilities costs; expenses accrued in connection with the preparation of our financial statements; and costs related to public company reporting matters.  We anticipate that expenses for professional fees and other expenses of liquidation may be significant.  Our established contingency reserve may not be sufficient to satisfy all of our obligations, expenses and liabilities, in which case a creditor could bring a claim against our stockholders for the total amount distributed by us to such stockholders pursuant to the Plan of Dissolution.  From time to time, we may distribute to stockholders on a pro rata basis any portions of the contingency reserve that the Board deems no longer necessary to reserve for unknown claims.

Liquidation Basis of Accounting

As a result of the approval of the Plan of Complete Liquidation and Dissolution by the Board, the Company adopted the Liquidation Basis of Accounting, effective June 28, 2018. This basis of accounting is considered appropriate when, among other things, liquidation of the Company is imminent, as defined in ASC 205-30 “Presentation of Financial Statements - Liquidation Basis of Accounting.” Under the Liquidation Basis of Accounting, the following financial statements are no longer presented (except for periods prior to the adoption of the Liquidation Basis of Accounting): a condensed consolidated balance sheet, a condensed consolidated statement of operations and comprehensive loss and a condensed consolidated statement of cash flows. The condensed consolidated statement of net assets and the condensed consolidated statement of changes in net assets are the principal financial statements presented under the Liquidation Basis of Accounting. Although the Plan of Complete Liquidation was approved by the Board on June 28, 2018, the Company is using the liquidation basis of accounting effective June 30, 2018 as a convenience date. Any activity between June 28 and June 30 would not be materially different under the going concern basis.

Under the Liquidation Basis of Accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value net of estimated selling costs. All liabilities of the Company have been stated at contractual amounts and estimated liabilities are at their estimated settlement amounts, including those estimated costs associated with implementing the Plan of Dissolution. These amounts are presented in the accompanying condensed consolidated statement of net assets. These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Liquidation and Dissolution. The actual values and costs associated with carrying out the Plan of Dissolution are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Dissolution. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to stockholders and no assurance can be given that the possible future distributions will reflect the estimate presented in the accompanying consolidated condensed statement of net assets.

Assessment of Assets

As of June 30, 2018 no value was recorded in the accompanying condensed consolidated statement of Net Assets (Liquidation Basis) with respect to the Company’s patent portfolio. We have received a valuation analysis of one of the patent families in the Company’s portfolio which estimates the residual value of such patent as below the continued required maintenance fees, which taken together with the recent financial results of the Licensing and Enforcement business is indicative of the likelihood that any additional distributions to stockholders following the disposition of our remaining non-cash assets are highly unlikely and, if made, will be de minimis. We believe that based on these factors, the cost of maintaining the patents, including current maintenance costs, likely exceed their future cash value.

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and pursuant to the instructions on Form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the respective periods have been reflected. Intercompany transactions and balances were eliminated in consolidation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2017.

Cash and Cash Equivalents

The Company maintains its cash in bank deposit and money market accounts that, at times, may exceed federally insured limits. The Company considers money market accounts that have maturity dates of three months or less from the purchase date to be cash equivalents.

Short term Investment

The Company classifies its investment consisting of certificates of deposit with a maturity greater than ninety days but less than one year as a short-term investment.

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common stock by the weighted-average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised/converted or could result in the issuance of common stock. As of June 30, 2018 and 2017, the following common stock equivalents were outstanding but excluded from the calculation as their effect would have been antidilutive:

	2018	2017
Common Stock options	4,705,497	4,883,832
Convertible Preferred Stock	14,999,000	14,999,000
Total Common Stock Equivalents	19,704,497	19,882,832

Use of Estimates

In preparing the condensed consolidated financial statements in conformity with GAAP including the Liquidation Basis of Accounting, management is required to make estimates and assumptions that affect the reported amounts of assets, including net assets in liquidation, and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of income and expense for the reporting period. Actual results could differ from those estimates.

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

New Accounting Pronouncements

As a result of adopting the Liquidation Basis of Accounting, we believe no new accounting pronouncements will have a material impact on our net assets in liquidation or changes in net assets in liquidation.

NOTE 4. - LIABILITY FOR ESTIMATED COSTS DURING LIQUIDATION

The Liquidation Basis of Accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Complete Liquidation and Dissolution. These amounts can vary significantly due to, among other things, the costs of retaining personnel and others to oversee the liquidation, the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations, including an estimate of costs subsequent to that date. As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance, professional fees, and other miscellaneous wind-up costs expected to be incurred during the projected period and required to complete the liquidation of the Company’s remaining assets.

These accruals will be adjusted from time to time as projections and assumptions change. These costs are anticipated to be paid throughout the liquidation period. Based on the transition to the Liquidation Basis of Accounting on June 28, 2018, the Company accrued the following expenses expected to be incurred during dissolution and liquidation (in thousands):

June 30, 2018
Severance and employment contract payments	$886
Insurance costs	345
Professional fees	344
Other operating expenses	338
Settlement of in the money options	550
Liability for estimated costs during liquidation	$2,463

NOTE 5 - SHARED SERVICES AGREEMENT

Walker Digital

The Company has a Shared Services Agreement (“WDM Shared Services Agreement”) with Walker Digital Management (“WDM”). The cost of such services varies monthly based on the terms of the WDM Shared Services Agreement. The incurred expenses include but are not limited to, information technology services and supplies, administrative and general services and supplies and rent and utilities, and are based either on specific attribution of those expenses or, where necessary and appropriate, based on the Company’s best estimate of an appropriate proportional allocation.

The following table represents operating expenses contributed by WDM on behalf of the Company and expenses incurred under the WDM Shared Services Agreement for the three and six months ended June 30, 2018 and the three and six months ended June 30, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Operating Expenses:
Compensation expenses	$--	$3	$--	$7
Rent and utilities	16	42	33	88
Office services and supplies	2	7	3	13
Other	3	17	8	31
Total Operating Expenses	$21	$69	$44	$139

As of June 30, 2018 and December 31, 2017, due to WDM included in accounts payable/accrued expenses on the Condensed Balance Sheet was $6 and $12, respectively. Included in the liability for estimated costs during liquidation was $38, also due to WDM.

The Upside Commerce Group, LLC

In December 2015, the Company entered into the Upside Services Agreement with The Upside Commerce Group, LLC (“Upside”) to provide executive management, marketing, legal, financial consulting and other services. This agreement expired in December 2017. For the three and six months ended June 30, 2017 the Company provided approximately $25 and $61 of such services and these amounts are included in Other Income on the Unaudited Condensed Consolidated Statement of Operations.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. The plaintiff in a patent suit may have defenses to any counterclaim. In addition, defendants in a patent suit may file motions seeking costs and fees against the plaintiff, which may be opposed. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, at no less than the minimum of the range. As of June 30, 2018 and December 31, 2017, the litigation accrual was not material.

NOTE 7 - EQUITY

As of June 30, 2018, the Company had authorized an aggregate of 100,000,000 shares of common stock, par value $0.001 per share. The Company, had authorized an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of June 30, 2018, there were 21,184,744 shares of the Company’s common stock issued and 20,094,314 outstanding. As of June 30, 2018, 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding. Each share of Series B Preferred Stock is entitled to receive its ratable portion of the assets and funds of the Company legally available for distribution, including in liquidation, based on the numbers of shares common stock into which the Series B Preferred Stock is convertible at the then effective conversation rate (which is currently 1:1 and is expected to be 1:1 as of the date of liquidating distributions to stockholders).

NOTE 8 - STOCK-BASED COMPENSATION

Total stock-based compensation to employees and non-employees for the three and six months ended June 30, 2018 and 2017, respectively, is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Employee option awards	$19	$46	$51	$293
Non-employee compensation expenses	--	--	--	1
Total stock-based compensation expense	$19	$46	$51	$294

Stock-based Compensation

During the second quarter of 2018 the Company granted no new options.

A summary of the status of the Company’s stock option plans and the changes during the six months ended June 30, 2018, is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	4,928,832	$0.64	$--	6.37
Options Granted	--	--	--	--
Options Exercised	--	--	--	--
Options Expired/Forfeited	(223,335)	1.75	--	--
Outstanding at June 30, 2018	4,705,497	0.59	267	6.36
Options vested and exercisable at June 30, 2018	4,192,157	$0.62	$224	6.06

In connection with the Company’s decision to liquidate, the Board approved the vesting of 513,340 unvested options effective immediately prior to the Company’s dissolution. The vesting of these options represents approximately $74 of incremental expense. In connection with the liquidation the Company intends to settle all outstanding vested options that are in the money. The Company estimated this amount to be $550.

As of June 30, 2018, the Company had no unrecognized stock-based compensation expense related to all unvested stock options, see Note 4 above.

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

Executive summary

Recent Developments

As a result of the approval of the Plan of Liquidation and Dissolution by our Board, the Company adopted the Liquidation Basis of Accounting, effective June 28, 2018. This basis of accounting is considered appropriate when, among other things, liquidation of the Company is imminent, as defined in ASC 205-30 “Presentation of Financial Statements - Liquidation Basis of Accounting.” Under the Liquidation Basis of Accounting, the following financial statements are no longer presented (except for periods prior to the adoption of the Liquidation Basis of Accounting): a consolidated condensed balance sheet, a consolidated condensed statement of operations and comprehensive loss and a consolidated condensed statement of cash flows. The consolidated condensed statement of net assets and the consolidated condensed statement of changes in net assets are the principal financial statements presented under the Liquidation Basis of Accounting. Although the Plan of Complete Liquidation and Dissolution was approved by the Board on June 28, 2018, the Company is using the liquidation basis of accounting effective June 30, 2018 as a convenience date. Any activity between June 28 and June 30 would not be materially different under the going concern basis.

Prior to the approval of the liquidation, through our wholly-owned subsidiaries, we historically created, commercialized, licensed and, when necessary, legally enforced our homegrown portfolio of patents, which we acquired from our affiliate Walker Digital, LLC (“Walker Digital”). In early 2015 we launched an innovation business, which consisted of Haystack IQ™ (formerly known as “The United States Patent Utility™”) and custom business innovation services. In light of significant adverse developments affecting patent enforcement entities arising from certain Supreme Court holdings and legislative changes affecting our industry, our operating business lines have reported minimal revenues in recent periods and our current plan of operation, prior to the decision of the Board to pursue the Plan of Dissolution, included a carefully focused Licensing and Enforcement program, efforts to improve operational efficiencies and preserve cash, and an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within our current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. After an extended period of evaluation, and in consultation with a financial advisor engaged to provide guidance in this regard, the Board concluded that none of the viable acquisition targets presented characteristics that fulfilled our criteria of increasing stockholder value and creating opportunity for our investors. As a result, on June 28, 2018, the Board adopted resolutions seeking to schedule the special meeting and propose for stockholder approval the Plan of Dissolution.

Critical accounting policies and estimates

For a complete summary of our significant accounting policies, refer to Note 3, “Summary of Significant Accounting Policies”, in Part IV, Item 15 of our fiscal 2017 Annual Report.

Results of operations

In light of the adoption of the Liquidation Basis of Accounting as of June 28, 2018, the results of operations for the current period are not comparable to the prior year periods. Due to the adoption of the Plan of Liquidation and Dissolution, we no longer consider our results of operations to be a key performance measure.

Changes in net assets in liquidation for the Period ended June 30, 2018

Upon adoption of the Liquidation Basis of Accounting as of June 30, 2018, the Company’s stockholders equity was decreased by approximately $2.5 million to arrive at net assets in liquidation of $20.2 million. The primary reason for the decrease in net assets as of June 30, 2018 was due to the accrual of estimated liquidation and operating costs during liquidation of $1.9 million, which includes an accrual for compensation and severance costs of $886. In addition, the Company intends to settle in the money vested options in the amount of $550.

Estimated liquidation and operating costs during liquidation

The Liquidation Basis of Accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Complete Liquidation and Dissolution. These amounts can vary significantly due to, among other things, the costs of retaining personnel and others to oversee the liquidation, the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations, including an estimate of costs subsequent to that date. As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance, professional fees, and other miscellaneous wind-up costs expected to be incurred during the projected period and required to complete the liquidation of the Company’s remaining assets.

These accruals will be adjusted from time to time as projections and assumptions change. These costs are anticipated to be paid throughout the liquidation period. Based on the transition to the Liquidation Basis of Accounting on June 30, 2018, the Company accrued as of that date the following expenses expected to be incurred in connection with dissolution and liquidation:

June 30, 2018
(in thousands)
Liability for compensation and related benefits resulting from liquidation	$886
Liability for estimated costs during liquidation:
Insurance costs	345
Professional fees	344
Other operating expenses	338
Total	1,027
Liability for in the money options outstanding resulting from liquidation	550
Liability for estimated costs during liquidation	$2,463

Results of Operations

For the Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017 (Going Concern Basis)

Net Loss

Net loss for the six months ended June 30, 2018 was $1,088 compared to net income of $281 for the six months ended June 30, 2017.

Operating expenses of $1,208 for the six months ended June 30, 2018 included other legal and consulting fees of $2, patent prosecution and maintenance fees of $24, compensation and related benefits (including non-cash compensation of $51) of $537, professional fees of $425, and general and administrative expense of $220.

Operating expenses of $2,148 for the six months ended June 30, 2017 included other legal and consulting fees of $252, patent prosecution and maintenance fees of $68, compensation and related benefits (including non-cash compensation of $294) of $1,056, professional fees of $446, and general and administrative expense of $326. Included in non cash compensation is a one time non-recurring charge of $114 in connection with the repricing of certain options.

Revenues

We recorded no revenues for either the six months ended June 30, 2018 or the six months ended June 30, 2017.

Although we pursued a carefully focused enforcement program, and conducted other activities intended to produce revenue, no revenue was recognized for the periods presented.

Licensing and Enforcement Expenses

	Six Months Ended
	June 30, 2018	June 30, 2017	% Change
Other legal and consulting fees	$2	$252	(99)%
Patent prosecution and maintenance costs	24	68	(65)%
Total licensing and enforcement expenses	$26	$320	(92)%

Other legal and consulting expenses for the six months ended June 30, 2018 and June 30, 2017 were $2 and $252, respectively.  The decrease in other legal and consulting fees during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was mainly attributable to our more focused licensing and enforcement efforts.  Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement efforts, if any, in each period.

Patent prosecution and maintenance expenses for the six months ended June 30, 2018 decreased to $24 from $68 in the six months ended June 30, 2017. Patent prosecution and maintenance expenses are related to legal fees and Patent Trademark Office expenses for reexaminations and patent prosecutions.

General and Administrative Expenses

	Six Months Ended
	June 30, 2018	June 30, 2017	% Change
Compensation and benefits	$537	$1,056	(49)%
Professional fees	425	446	(5)%
General and administrative	220	326	(33)%
Total general & administrative expenses	$1,182	$1,828	(35)%

Compensation and benefits expense decreased by 49% for the six months ended June 30, 2018 from $1,056 to $537 and includes share based compensation of $51 and $294 for the six months ended June 30, 2018 and June 30, 2017, respectively. The decrease in compensation and benefits is related to an overall decrease in headcount from 7 in 2017 to 3 in 2018.

Professional fees for the period ended June 30, 2018 decreased by 5% and totaled $425 and related primarily to accounting and legal fees of $257, board fees of $118 and public company expenses of $50.

Total general and administrative expenses decreased by 33% to $220 for the six months ended June 30, 2018 compared to $326 for the six months ended June 30, 2017. The decrease is attributed to decreases of $88 of office space, utilities and telephone, $4 in computer and office expenses and corporate taxes of $6.

Other Income

Other income includes amortization incurred in connection with the Upside warrant, as well as amounts received related to services provided in connection with the Upside Services Agreement. The Upside Services Agreement expired in the fourth quarter of 2017, and the warrant was fully amortized in the fourth quarter of 2017. Accordingly, there was no other income in the first six months of 2018, compared to the first six months of 2017 where other income totaled $229, of which $61 was received from Upside in connection with services provided and $84 of amortization was recorded in connection with the Upside warrant.

For the Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017 (Going Concern Basis)

Net Loss

Net loss for the three months ended June 30, 2018 was $474 compared to net income of $1,441 for the three months ended June 30, 2017.

Operating expenses of $553 for the quarter ended June 30, 2018 included patent prosecution and maintenance fees of $10, compensation and related benefits (including non-cash compensation of $19) of $236, professional fees of $209, and general and administrative expense of $98.

Operating expenses of $864 for the quarter ended June 30, 2017 included other legal and consulting fees of $151, patent prosecution and maintenance fees of $36, compensation and related benefits (including non-cash compensation of $46) of $377, professional fees of $168, and general and administrative expense of $132.

Revenues

We recorded no revenues for either the three months ended June 30, 2018 or the three months ended June 30, 2017.

Licensing and Enforcement Expenses

	Three Months Ended
	June 30, 2018	June 30, 2017	% Change
Other legal and consulting fees	$--	$151	(100)%
Patent prosecution and maintenance costs	10	36	(72)%
Total licensing and enforcement expenses	$10	$187	(95)%

Other legal and consulting expenses for the three months ended June 30, 2018 and 2017 were $0 and $151, respectively.  The decrease in other legal and consulting fees during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was mainly attributable to our more focused licensing and enforcement efforts.  Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement efforts, if any, in each period.

Patent prosecution and maintenance expenses for the three months ended June 30, 2018 decreased to $10 from $36 in three months ended June 30, 2017. Patent prosecution and maintenance expenses are related to legal fees and Patent Trademark Office expenses for reexaminations and patent prosecutions.

General and Administrative Expenses

	Three Months Ended
	June 30, 2018	June 30, 2017	% Change
Compensation and benefits	$236	$377	(37)%
Professional fees	209	168	24%
General and administrative	98	132	(26)%
Total general & administrative expenses	$543	$677	(20)%

Compensation and benefits expense decreased by 37% for the three months ended June 30, 2018 from $377 to $236 and includes share based compensation of $19 and $46 for the three months ended June 28, 2018 and 2017, respectively. The decrease in compensation and benefits is related to an overall decrease in headcount from 7 in 2017 to 3 in 2018.

Professional fees for the first quarter of 2018 increased by 24% and totaled $209 and related primarily to accounting and legal fees of $99, board fees of $79 and public company expenses of $31.

Total general and administrative expenses decreased by 26% to $98 for the three months ended June 30, 2018 compared to $132 for the three months ended June 30, 2017. The decrease is attributed to decreases of $44 of office space, utilities and telephone, and was offset slightly by an increase in corporate taxes of $12.

Other Income

Other income includes amortization incurred in connection with the Upside warrant, as well as amounts received related to services provided in connection with the Upside Services Agreement. The Upside Services Agreement expired in the fourth quarter of 2017, and the warrant was fully amortized in the fourth quarter of 2017. Accordingly, there was no other income in the second quarter of 2018, compared to the second quarter of 2017 where other income totaled $109, of which $25 was received from Upside in connection with services provided and $84 of amortization was recorded in connection with the Upside warrant.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 3 to our Unaudited Condensed Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company’s significant estimates and assumptions include estimates of liquidation costs, stock-based compensation, the valuation allowance related to the Company’s deferred tax assets revenue recognition, and establishing the fair value of its investments.

Liquidity

Our current assets were $22.8 million at June 30, 2018, including $20 million of short-term investments resulting from our investment of cash equivalents in highly liquid bank certificates of deposit. Working capital amounted to $22.8 million as of June 30, 2018. As a result of the adoption of the Plan of Complete Liquidation and Dissolution by our Board and the related winding up of business activities, the Company's cash and cash equivalents are sufficient to meet our liquidity needs for at least the next twelve months from the issuance date of this filing. Cash used in operating activities was approximately $0.5 million for the quarter ended June 30, 2018.

Contractual Obligations

We had no significant commitments for capital expenditures and we have no committed lines of credit or other committed funding or long-term debt as of June 30, 2018.

Off-Balance Sheet Transactions

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Recently Issued Accounting Pronouncements

As a result of adopting the Liquidation Basis of Accounting, we believe no new accounting pronouncements will have a material impact on our net assets in liquidation or changes in net assets in liquidation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures.

As of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended June 30, 2018. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable level as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Below is a brief description of developments regarding material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of their property is the subject during the quarter ended June 30, 2018.

On February 23, 2018, Unified Patents Inc. filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board (“PTAB”) for an Inter Partes Review of one or more claims of US Patent 8,549,310. Certified Measurements, LLC estimates the PTAB will decide whether or not to institute the proceeding on or prior to the end of September 2018.

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

WALKER INNOVATION INC.

Dated: August 6, 2018	By:	/s/ Jonathan A. Siegel
Jonathan A. Siegel
Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2018	By:	/s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer (Principal Financial Officer and Accounting Officer)