Form 10-Q
period 2018-09-30
WALKER INNOVATION INC.
filed 2018-10-26
CIK 1294649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

As of September 20, 2018, there were 20,094,314 shares of the issuer’s common stock outstanding.

WALKER INNOVATION INC. AND SUBSIDIARIES

Form 10-Q

Page
Part I. Financial Information
Item 1. Financial Statements
Unaudited Consolidated Statement of Net Assets as of September 30, 2018 (Liquidation Basis)	3
Unaudited Consolidated Statement of Changes in Net Assets from June 28, 2018 to September 30, 2018 (Liquidation Basis)	4
Condensed Consolidated Balance Sheet December 31, 2017 (Going Concern Basis)	5
Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and the Three and Nine Months Ended September 30, 2017 (Going Concern Basis)	6
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and the Nine Months Ended September 30, 2017 (Going Concern Basis)	7
Notes to Condensed Consolidated Financial Statements - unaudited	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20
Signatures	21

WALKER INNOVATION INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF NET ASSETS

(Liquidation Basis)

(in thousands)

September 30, 2018
(Unaudited)
Cash and cash equivalents	$3,722
Accounts payable	(7)
Liability for estimated costs post liquidation	(146)
Liability for compensation and related benefits resulting from liquidation	(29)
Commitments and contingencies (Note 6)	--
Net Assets in Liquidation (1)	$3,540

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

WALKER INNOVATION INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

(in thousands)

Stockholders’ equity as of June 28, 2018 (Going Concern Basis)	$22,751
Effects of adopting liquidation basis of accounting:
Change in net realizable value of prepaid assets	(73)
Liability for in the money options outstanding resulting from liquidation	(550)
Liability for compensation and related benefits resulting from the liquidation	(886)
Liability for estimated costs during liquidation	(1,027)
Changes in net assets in liquidation:
Liquidating distribution to holders of Common Stock	(9,645)
Liquidating distribution to holders of Preferred Stock	(7,200)
Change in liability for in the money options outstanding resulting from liquidation	177
Change in liability for estimated costs during liquidation	(122)
Interest income earned	67
Sale of patents, net of commissions paid	48
Total effects of adopting liquidation basis of accounting at September 30, 2018 (Liquidation Basis)	$3,540

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

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

WALKER INNOVATION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Going Concern Basis)

(in thousands except per share amounts)

	Six Months Ended June 30, 2018	Three Months Ended June 30, 2018	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2017
Net revenue	--	--	300	300

Operating expenses:
Other legal and consulting fees	2	--	280	28
Patent prosecution and maintenance fees	24	10	75	6
Compensation and benefits (includes non-cash stock based compensation of $51 for the six months ended June 30, 2018, $19 for the three months ended June 30, 2018, $24 for the three months ended September 30, 2017 and $318 for the nine months ended September 30, 2017)	537	236	1,386	330
Professional fees	425	209	607	162
General and administrative	220	98	401	111
Total operating expenses	1,208	553	2,749	637

Operating net loss	(1,208)	(553)	(2,449)	(337)

Other income
Change in fair value of investment	--	--	2,189	--
Other income	--	--	322	93
Interest income	120	79	28	17

(Loss) Income before income taxes	(1,088)	(474)	90	(227)

Provision for income taxes	--	--	(256)	(219)

Net loss	$(1,088)	$(474)	$(166)	$(446)

Net (loss) income per common share:
Basic	$(0.05)	$(0.02)	$(0.01)	$(0.02)
Diluted	$(0.05)	$(0.02)	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic	20,094	20,094	20,580	20,400
Diluted	20,094	20,094	20,580	20,400

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(in thousands)

	Six Months Ended June 30, 2018	Nine Months Ended September 30, 2017

Cash Flows from Operating Activities:
Net loss	$(1,088)	$(166)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	51	318
Depreciation and amortization	--	8
Change in fair value of investment	--	(2,189)
Changes in operating assets and liabilities:
Other receivable	(17)	(6)
Prepaid and other current assets	17	10
Accounts payable	(67)	(63)
Accrued expenses	(188)	(371)
Deferred liabilities	--	(252)
Net cash used in operating activities	(1,292)	(2,711)

Cash Flows from Investing Activities:
Net change in short-term investment	(19,985)	--
Proceeds from sale of investments	--	18,362
Commission in connection with sale of investment	--	(543)
Exercise of Upside warrant	--	(759)
Net cash (used in) provided by investing activities	(19,985)	17,060

Net change in cash and cash equivalents	(21,277)	14,349
Cash and cash equivalents:
Beginning	24,041	10,285
Ending	$2,764	$24,634
Non-cash Investing and Financing Activities
Reclassification as treasury stock of shares received in connection with settlement of related party matter	$--	$125
Cash paid for income taxes	$--	$256

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

WALKER INNOVATION INC.

Unaudited Notes to Condensed Consolidated Financial Statements - unaudited

(Liquidation Basis)

September 30, 2018

(in thousands except share and per share amounts)

NOTE 1. - THE COMPANY

Walker Innovation Inc., a Delaware corporation (collectively, with its subsidiaries, the “Company” or “Walker Innovation”), sought to develop and commercialize its unique portfolio of intellectual property assets through licensing and enforcement operations (“Licensing and Enforcement”). In response to challenging developments in the patent licensing and enforcement environment, the cessation of the Company’s custom innovation work and, following an extended period of evaluation of potential acquisitions, the conclusion by the Board of Directors of Walker Innovation that none of the viable acquisition targets presented characteristics that fulfilled our criteria of increasing shareholder value and creating opportunity for investors, on June 28, 2018, the Board of Directors of Walker Innovation approved the liquidation and dissolution of the Company pursuant to a Plan of Complete Liquidation and Dissolution (as amended to date, “Plan of Complete Liquidation and Dissolution” or the “Plan”), subject to stockholder approval. The dissolution of the Company was approved by its stockholders at a special meeting held on September 5, 2018. Prior to the Effective Date, Walker Digital, LLC (“Walker Digital”), was the owner of approximately 82% of the voting interest in the Company and approximately 48% of the economic interest (approximately 42% on a fully diluted basis), and voted for the Plan of Complete Liquidation and Dissolution.

On September 7, 2018, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware, which filing became effective on September 20, 2018 (the “Effective Date”). Subsequently, on September 27, 2018, the Company completed its initial liquidating distribution in the amount of $0.48 per share to each holder of its common stock and Series B Convertible Preferred Stock, or $16.8 million in the aggregate. The liquidating distribution was made to stockholders as of the Effective Date (including trades through the Effective Date that settled after the effective date). In connection with the initial liquidating distribution, the Company’s trading symbol on the OTCQB was deleted, the CUSIP for the common stock suspended and the Company’s transfer agent closed the transfer books as of the Effective Date (including trades through the Effective Date that settled after the Effective Date).

On September 28, 2018, the Company completed the sale of four vending patents for $55 ($48 net of commission) which disposal followed the transfer of six gaming patents from the Company’s remaining portfolio. As part of the dissolution process, the Company will continue to try to sell additional patents and is in discussions with a potential purchaser of certain additional patents, although the net proceeds of any such disposals are not expected to materially alter future liquidating distributions, if any.

Subject to uncertainties inherent in the winding up of its business, Walker Innovation may make one or more additional liquidating distributions, as the Company’s required contingency reserves may be released over time. However, no assurances can be made as to the ultimate amounts to be distributed, if any, or the timing of any such distributions. Any additional liquidating distributions will be made to the stockholders as of the effective date of the certificate of dissolution (including trades through the effective date that settled after the effective date).

NOTE 2. - PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION

The Plan of Complete Liquidation and Dissolution contemplates an orderly wind up of the Company’s business affairs, which includes the sale, transfer or other disposition of the Company’s patent portfolio to the extent those assets are not sold, transferred or otherwise disposed of prior to the filing of the certificate of dissolution. The Plan further contemplates the sale or monetization of the Company’s other remaining non-cash assets, the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims, and additional distributions of any remaining cash to the Company’s stockholders. Following the Effective Date, the Company closed its stock transfer books and discontinued recording transfers of its common stock. The initial distribution to stockholders occurred on September 27, 2018 and was net of the Company’s operating expenses as well as a contingency reserve of $3.5 million for known and potential liabilities and other obligations of the Company during the wind up period following the initial distribution. The Company anticipates that unused contingency reserve, if any, will be the subject of one or more future distributions. The amount and timing of the distributions to stockholders will be determined by the Board in its discretion, subject to the provisions of the Plan of Complete Liquidation and Dissolution. The amount ultimately distributed to stockholders may be less than anticipated as a result of unforeseen circumstances. There can be no guarantee as to the timing and amount of distributions to stockholders, even if all of the remaining assets are sold, because there are many factors, some of which are outside of the Company’s control, which could affect the timing of such distributions. Only stockholders as of September 20, 2018, the Effective Date (including trades through the Effective Date that settled after the Effective Date) will be entitled to receive distributions.

Sale of Remaining Assets

The Plan of Complete Liquidation and Dissolution gives the Board the authority to dispose of all of our remaining property and assets without further stockholder approval.  Stockholder approval of the Plan of Complete Liquidation and Dissolution constituted approval of any and all such future asset dispositions on such terms and at such prices as the Board, without further stockholder approval, may determine to be in the Company’s best interests and the best interests of the Company’s stockholders.  The Company may contract with one or more third parties to assist the Company in selling any remaining non-cash assets on such terms as are approved by the Board in its best interests and the best interests of its stockholders.  The Company may conduct sales by any means, including by competitive bidding or private negotiations, to one or more purchasers in one or more transactions over a period of time, however there is no assurance that these assets will be able to be sold at all, or in a timely manner.

Contingency Reserve

Under the Delaware General Corporation Law, the Company is required, in connection with our dissolution, to satisfy or make reasonable provision for the satisfaction of all claims and liabilities.  Following the Effective Date, the Company paid all expenses and other known liabilities and established a contingency reserve of $3.5 million in cash in accordance with the Plan of Complete Liquidation and Dissolution, that the Board believes will be adequate for the satisfaction of all current, contingent or conditional claims and liabilities.  The Company acquired insurance coverage and is authorized to take other steps the Board determines are reasonably calculated to provide for the satisfaction of the reasonably estimated amount of such liabilities.

The actual amount of the contingency reserve may vary from time to time and will be based upon estimates and opinions of the Board, derived from consultations with management and outside experts, if the Board determines that it is advisable to retain such experts, and a review of our estimated contingent liabilities and estimated ongoing expenses, including, without limitation:  compensation and benefits payments; estimated legal and accounting fees; rent; taxes; miscellaneous office expenses; facilities costs; expenses accrued in connection with the preparation of our financial statements; and costs related to public company reporting matters.  We anticipate that expenses for professional fees and other expenses of liquidation may be significant.  Our established contingency reserve may not be sufficient to satisfy all of our obligations, expenses and liabilities, in which case a creditor could bring a claim against our stockholders for the total amount distributed by us to such stockholders pursuant to the Plan of Complete Liquidation and Dissolution.  From time to time, we may distribute to stockholders on a pro rata basis any portions of the contingency reserve that the Board deems no longer necessary to reserve for unknown claims.

Liquidation Basis of Accounting

As a result of the approval of the Plan of Complete Liquidation and Dissolution by the Board, the Company adopted the Liquidation Basis of Accounting, effective June 28, 2018. This basis of accounting is considered appropriate when, among other things, liquidation of the Company is imminent, as defined in ASC 205-30 “Presentation of Financial Statements - Liquidation Basis of Accounting.” Under the Liquidation Basis of Accounting, the following financial statements are no longer presented (except for periods prior to the adoption of the Liquidation Basis of Accounting): a condensed consolidated balance sheet, a condensed consolidated statement of operations and comprehensive loss and a condensed consolidated statement of cash flows. The consolidated statement of net assets and the consolidated statement of changes in net assets are the principal financial statements presented under the Liquidation Basis of Accounting. Although the Plan of Complete Liquidation and Dissolution was approved by the Board on June 28, 2018, the Company is using the liquidation basis of accounting effective June 30, 2018 as a convenience date. Any activity between June 28 and June 30 would not be materially different under the going concern basis.

Under the Liquidation Basis of Accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value net of estimated selling costs. All liabilities of the Company have been stated at contractual amounts and estimated liabilities are at their estimated settlement amounts, including those estimated costs associated with implementing the Plan of Complete Liquidation and Dissolution. These amounts are presented in the accompanying condensed consolidated statement of net assets. These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Complete Liquidation and Dissolution. The actual values and costs associated with carrying out the Plan of Complete Liquidation and Dissolution are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of our costs will vary with the length of time necessary to complete the Plan of Complete Liquidation and Dissolution. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to stockholders and no assurance can be given that the aggregate amount available for possible future distributions will reflect the estimate presented in the accompanying consolidated condensed statement of net assets.

Assessment of Assets

As of September 30, 2018 no value was recorded in the accompanying consolidated statement of Net Assets (Liquidation Basis) with respect to the Company’s patent portfolio. We have received a valuation analysis of one of the patent families in the Company’s portfolio which estimates the residual value of such patents as below the continued required maintenance fees, which taken together with the recent financial results of the Licensing and Enforcement business is indicative of the likelihood that any additional distributions to stockholders resulting from the disposition of our remaining non-cash assets are highly unlikely and, if made, will be de minimis. We believe that based on these factors, the cost of maintaining the patents, including current maintenance costs, likely exceed their future cash value.

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements for the prior year periods have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in conjunction with the rules and regulations of the SEC. The results for such interim periods are not necessarily indicative of the results to be expected for the year. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the respective periods have been reflected. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2017.

Cash and Cash Equivalents

The Company maintains its cash in bank deposit and money market accounts that, at times, may exceed federally insured limits. The Company considers money market accounts that have maturity dates of three months or less from the purchase date to be cash equivalents.

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common stock by the weighted-average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. As of September 30, 2017, and June 30, 2018, the common stock equivalents below were outstanding but excluded from the calculation as their effect would have been anti-dilutive.

	June 30, 2018	September 30, 2017
Common Stock options	4,705,497	5,073,832
Convertible Preferred Stock	14,999,000	14,999,000
Total Common Stock Equivalents	19,704,497	20,072,832

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

NOTE 4. - LIABILITY FOR ESTIMATED COSTS DURING LIQUIDATION

The Liquidation Basis of Accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Complete Liquidation and Dissolution. These amounts can vary significantly due to, among other things, the costs of retaining personnel and others to oversee the liquidation, the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations, including an estimate of costs subsequent to that date. As a result, the Company has accrued the projected costs, including corporate overhead and specific liquidation costs of severance, professional fees, and other miscellaneous wind-up costs expected to be incurred during the projected period and required to complete the liquidation of the Company’s remaining assets. Although the Plan of Complete Liquidation and Dissolution was approved by the Board on June 28, 2018, the Company used the liquidation basis of accounting effective June 30, 2018 as a convenience date. Any activity between June 28 and June 30 was not materially different under the going concern basis.

These accruals will be adjusted from time to time as projections and assumptions change. These costs are anticipated to be paid throughout the liquidation period. Based on the transition to the Liquidation Basis of Accounting on June 28, 2018 and September 30, 2018 the Company accrued the following expenses expected to be incurred during dissolution and liquidation (in thousands):

	As of June 28, 2018	As of September 30, 2018
Severance and employment contract payments	$886	$29
Insurance costs	345	--
Professional fees	344	29
Other operating expenses	338	117
Settlement of in the money options	550	--
Liability for estimated costs during liquidation	$2,463	$175

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

The following table represents operating expenses contributed by WDM on behalf of the Company and expenses incurred under the WDM Shared Services Agreement for the three and six months ended June 30, 2018 and the three and nine months ended September 30, 2017:

	Six Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended
	June 30, 2018	June 30, 2018	September 30, 2017	September 30, 2017
Operating Expenses:
Compensation expenses	$--	$--	$7	$--
Rent and utilities	33	16	111	24
Office services and supplies	3	2	19	2
Other	8	3	37	8
Total Operating Expenses	$44	$21	$174	$34

As of December 31, 2017, due to WDM included in accounts payable/accrued expenses was $12.

The Upside Commerce Group, LLC

In December 2015, the Company entered into the Upside Services Agreement with The Upside Commerce Group, LLC (“Upside”) to provide executive management, marketing, legal, financial consulting and other services, this agreement expired in December 2017. For the three and nine months ended September 30, 2017 the Company provided approximately $9 and $70 of such services and these amounts are included in Other Income on the Unaudited Condensed Consolidated Statement of Operations.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. The plaintiff in a patent suit may have defenses to any counterclaim. In addition, defendants in a patent suit may file motions seeking costs and fees against the plaintiff, which may be opposed. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company recognizes a liability for a contingency when it is probable that liability has been incurred and when the amount of loss can be reasonably estimated. When a range of probable loss can be estimated, the Company accrues the most likely amount of such loss, at no less than the minimum of the range. As of September 30, 2018 and December 31, 2017 the litigation accrual was not material.

NOTE 7 – EQUITY

On September 27, 2018, the Company completed its initial liquidating distribution in the amount of $0.48 per share to each holder of its Common Stock and Series B Convertible Preferred Stock, or $16.8 million in the aggregate. The liquidating distribution was made to stockholders as of September 20, 2018, the effective date of the Company’s certificate of dissolution (including trades through the effective date that settle after the effective date).

As of the Effective Date, the Company had authorized an aggregate of 100,000,000 shares of common stock, par value $0.001 per share. The Company had authorized an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. Also as of September 20, 2018, the Effective Date, there were 21,184,744 shares of the Company’s common stock issued and 20,094,314 outstanding and 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

NOTE 8 - STOCK-BASED COMPENSATION

In connection with the Company’s decision to liquidate, the Board approved the vesting of 513,340 unvested options effective immediately prior to the Company’s dissolution. The vesting of these options represents approximately $74 of incremental expense that was recorded in the prior quarter. In connection with the liquidation the Company settled all outstanding vested options that were in the money. The Company paid the holders of these options an aggregate of $372, in connection with the redemption. As of September 30, 2018, the Company had no unrecognized stock-based compensation expense related to all unvested stock options, see Note 4 above.

A summary of the status of the Company’s stock option plans and the changes during the nine months ended September 30, 2018, is presented in the table below:

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	4,928,832	$0.64	$--	6.37
Options Granted	--	--	--	--
Options Exercised	--	--	--	--
Options Expired/Forfeited	(495,835)	3.76	--	--
Settlement of options in connection with liquidation	(4,432,997)	0.48	1,754	--
Outstanding at September 30, 2018	--	--	--	--

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Executive summary

Recent Developments

As a result of the approval of the Plan of Complete Liquidation and Dissolution by our Board, the Company adopted the Liquidation Basis of Accounting, effective June 28, 2018. This basis of accounting is considered appropriate when, among other things, liquidation of the Company is imminent, as defined in ASC 205-30 “Presentation of Financial Statements - Liquidation Basis of Accounting.” Under the Liquidation Basis of Accounting, the following financial statements are no longer presented (except for periods prior to the adoption of the Liquidation Basis of Accounting): a consolidated condensed balance sheet, a consolidated condensed statement of operations and comprehensive loss and a consolidated condensed statement of cash flows. The consolidated condensed statement of net assets and the consolidated condensed statement of changes in net assets are the principal financial statements presented under the Liquidation Basis of Accounting.

The dissolution of the Company was approved by its stockholders at a special meeting held on September 5, 2018. On September 7, 2018, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware, which filing became effective on September 20, 2018 (the “Effective Date”). Subsequently, on September 27, 2018, the Company completed its initial liquidating distribution in the amount of $0.48 per share to each holder of its common stock and Series B Convertible Preferred Stock, or $16.8 million in the aggregate. The liquidating distribution was made to stockholders as of September 20, 2018, the effective date of the Company’s certificate of dissolution (including trades through the effective date that settle after the effective date). In connection with the initial liquidating distribution, the Company’s trading symbol on the OTCQB was deleted, the CUSIP for the common stock suspended and the Company’s transfer agent closed the transfer books as of the effective date (including trades through the effective date that settle after the effective date).

Also on September 28, 2018, the Company completed the sale of four vending patents for $55 ($48 net of commission) which disposal followed the transfer of six gaming patents from the Company’s remaining portfolio. As part of the dissolution process, the Company will continue to try to sell additional patents and is in discussions with a potential purchaser of certain additional patents, although the net proceeds of any such disposals are not expected to materially alter future liquidating distributions, if any.

Subject to uncertainties inherent in the winding up of its business, Walker Innovation may make one or more additional liquidating distributions, as the Company’s required contingency reserves may be released over time. However, no assurances can be made as to the ultimate amounts to be distributed, if any, or the timing of any such distributions. Any additional liquidating distributions will be made to the stockholders as of September 20, 2018, the effective date of the certificate of dissolution (including trades through the effective date that settle after the effective date).

Prior to the approval of the liquidation, through our wholly-owned subsidiaries, we historically created, commercialized, licensed and, when necessary, legally enforced our homegrown portfolio of patents, which we acquired from our affiliate Walker Digital, LLC (“Walker Digital”). In early 2015 we launched an innovation business, which consisted of Haystack IQ™ (formerly known as “The United States Patent Utility™”) and custom business innovation services. In light of significant adverse developments affecting patent enforcement entities arising from certain Supreme Court holdings and legislative changes affecting our industry, our operating business lines have reported minimal revenues in recent periods and our current plan of operation, prior to the decision of the Board to pursue the Plan of Complete Liquidation and Dissolution, included a carefully focused Licensing and Enforcement program, efforts to improve operational efficiencies and preserve cash, and an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within our current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. After an extended period of evaluation, and in consultation with a financial advisor engaged to provide guidance in this regard, the Board concluded that none of the viable acquisition targets presented characteristics that fulfilled our criteria of increasing stockholder value and creating opportunity for our investors. As a result, on June 28, 2018, the Board adopted resolutions seeking to schedule the special meeting and propose for stockholder approval the Plan of Complete Liquidation and Dissolution. The dissolution of the Company was approved by its stockholders at a special meeting held on September 5, 2018.

Critical accounting policies and estimates

For a complete summary of our significant accounting policies, refer to Note 3, “Summary of Significant Accounting Policies”, in Part IV, Item 15 of our fiscal 2017 Annual Report.

Results of operations

In light of the adoption of the Liquidation Basis of Accounting as of June 28, 2018, the results of operations for the current period are not comparable to the prior year periods. Due to the adoption of the Plan of Complete Liquidation and Dissolution, we no longer consider our results of operations to be a key performance measure.

Changes in net assets in liquidation for the Period ended September 30, 2018

Upon adoption of the Liquidation Basis of Accounting as of June 28, 2018, the Company’s stockholders equity was decreased by approximately $2.5 million to arrive at net assets in liquidation of $20.2 million.  Net stockholders equity totaled approximately $3.5 million at September 30, 2018, after giving effect to the cancellation of the Company’s outstanding securities in connection with the effectiveness of the Company’s certificate of dissolution, payment of an initial liquidating distribution of $0.48 per share, $16.8 million in the aggregate ($9.6 million attributed to the Common Stock and $7.2 million attributed to $7.2 million to the Preferred Stock), payments of the compensation and related benefits and redemption of the in the money options that were outstanding at September 20, 2018.

Estimated liquidation and operating costs during liquidation

The Liquidation Basis of Accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Complete Liquidation and Dissolution. These amounts can vary significantly due to, among other things, the costs of retaining personnel and others to oversee the liquidation, the cost of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company’s operations, including an estimate of costs subsequent to that date. As a result, the Company accrued the projected costs, including corporate overhead and specific liquidation costs of severance, professional fees, and other miscellaneous wind-up costs expected to be incurred during the projected period and required to complete the liquidation of the Company’s remaining assets.

The following table reflects the initial accruals made as of June 28, 2018 and the related adjustments made as of September 30, 2018 to reflect the payment of expenses and settlement of liabilities during the quarter in connection with dissolution and liquidation:

	As of June 28, 2018	Payments/ Adjustments During the period	As of September 30, 2018
	(in thousands)		(in thousands)
Liability for compensation and related benefits resulting from liquidation	$886	(857)	$29
Liability for estimated costs during liquidation:
Insurance costs	345	(345)	--
Professional fees	344	(315)	29
Other operating expenses	338	(221)	117
Liability for in the money options outstanding resulting from liquidation	550	(550)	--
Liability for estimated costs during liquidation	$2,463	(2,287)	$175

Results of Operations For the Three Months Ended September 30, 2017  (Going Concern Basis)

Net Loss

Net loss for the three months ended September 30, 2017 was $446.

Operating expenses of $637 for the quarter ended September 30, 2017 included other legal and consulting fees of $28, patent prosecution and maintenance fees of $6 compensation and related benefits (including non-cash compensation of $24) of $330, professional fees of $162, general and administrative expense of $111. Net revenue totaled $300 for the quarter ended September 30, 2017.

Revenues

Three Months Ended
September 30, 2017
Licensing revenue	$300
Custom innovation	--
Total revenue	$300

For the three months ended September 30, 2017 we recognized $300 of revenue. Revenue generated in the third quarter of 2017 related to our Licensing and Enforcement revenue. Our revenues from Licensing and Enforcement historically have fluctuated based on the number of patented technology families, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights.

Licensing and Enforcement Expenses

Three Months Ended
September 30, 2017
Other legal and consulting fees	$28
Patent prosecution and maintenance costs	6
Total licensing and enforcement expenses	$34

Other legal and consulting expenses for the three months ended September 30, 2017 were $28.  Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period.

Patent prosecution and maintenance expenses for the third quarter of 2017 were $6. Patent prosecution and maintenance expenses are related to legal fees and Patent Trademark Office expenses for reexaminations and patent prosecutions.

General and Administrative Expenses

Three Months Ended
September 30, 2017
Compensation and benefits	$330
Professional fees	162
General and administrative	111
Total general & administrative expenses	$603

Compensation and benefits expense for the three months ended September 30, 2017 was $330 and includes share-based compensation of $24.

Professional fees for the third quarter of 2017 totaled $162 and related primarily to accounting and legal fees of $104, board and advisory fees of $39 and public company expenses of $19.

General and administrative expenses for the three months ended September 30, 2017 were $111.

Other Income

Included in other income for the three months ended September 30, 2017, of $93 is $9 received from Upside in connection with services provided as well as $84 of amortization in connection with the Upside Warrant.

Provision for Income Taxes

Provision for income taxes of $219 represents taxes paid during the three months ending September 30, 2017. The amount of income taxes paid in the third quarter 2017 relate to the exercise and sale of the Upside Warrant.

For the Nine Months Ended September 30, 2017 (Going Concern Basis)

Net (Loss) Income

Net loss for the nine months ended September 30, 2017 was $166.

Operating expenses of $2,749 for the nine months ended September 30, 2017 included other legal and consulting fees of $280, patent prosecution and maintenance fees of $75, compensation and related benefits (including non-cash compensation of $318) of $1,386, professional fees of $607, general and administrative expense of $401. Included in non-cash compensation is a one-time non-recurring charge of $114 in connection with the repricing of certain options.

Revenues

Nine Months Ended
September 30, 2017
Subscription revenue	$--
Licensing revenue	300
Custom innovation	--
Total revenue	$300

For the nine months ended September 30, 2017 we recognized $300 of revenue. Our Licensing and Enforcement revenues historically have fluctuated based on the number of patented technology families, the timing and results of patent filings and our enforcement proceedings relating to our intellectual property rights.

Licensing and Enforcement Expenses

Nine Months Ended
September 30, 2017
Other legal and consulting fees	$280
Patent prosecution and maintenance costs	75
Total licensing and enforcement expenses	$355

Other legal and consulting expenses for the nine months ended September 30, 2017 were $280. Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period.

Patent prosecution and maintenance expenses for the nine months ended September 30, 2017 were $75. Patent prosecution and maintenance expenses are related to legal fees and Patent Trademark Office expenses for reexaminations and patent prosecutions.

General and Administrative Expenses

Nine Months Ended
September 30, 2017
Compensation and benefits	$1,386
Professional fees	607
General and administrative	401
Total general & administrative expenses	$2,394

Compensation and benefits expense for the nine months ended September 30, 2017 was $1,386 and includes share-based compensation of $318.

Professional fees for the nine months ended September 30, 2017 totaled $607 and related primarily to accounting and legal fees of $332, board fees of $185 and public company expenses of $93.

General and administrative expenses for the nine months ended September 30, 2017 were $401.

Unrealized and Realized Gain

For the nine months ended September 30, 2017, the Company recorded a net realized gain of $2,189 in connection with the exercise and redemption of the Upside Warrant.

Other Income

Included in other income of $322 is $70 received from Upside in connection with services provided as well as $252 of amortization in connection with the Upside Warrant.

Provision for Income Taxes

Provision for income taxes of $256 represent taxes paid during the nine months ending September 30, 2017. The amount of income tax expenses paid in 2017 relate to the exercise and sale of the Upside Warrant.

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

Liquidity

Our current assets were $3.7 million at September 30, 2018, and consisted entirely of cash and cash equivalents. As a result of the adoption of the Plan of Complete Liquidation and Dissolution by our Board and the related winding up of business activities, we believe the Company's cash and cash equivalents are sufficient to meet our liquidity needs through the completion date of the liquidation or 12 months from the issuance date of this filing.

Contractual Obligations

We had no significant commitments for capital expenditures and we have no committed lines of credit or other committed funding or long-term debt as of September 30, 2018.

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

As of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, we have, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended September 30, 2018.

Changes in Internal Control over Financial Reporting

Other than changes consistent with the dissolution process there have been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Below is a brief description of developments regarding material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of their property is the subject during the quarter ended September 30, 2018.

On February 23, 2018, Unified Patents Inc. filed a Petition with the United States Patent and Trademark Office before the Patent Trial and Appeal Board (“PTAB”) for an Inter Partes Review of one or more claims of US Patent 8,549,310 owned by Certified Measurement, LLC, a subsidiary of the Company. On September 5, 2018 the PTAB instituted the proceeding. In response to a request for adverse judgment by Certified Measurement, the PTAB entered judgment on September 13, 2018 against Certified Measurement with respect to certain claims under US Patent 8,549,310 and the proceeding was terminated.

Item 1A. Risk Factors.

We cannot assure you that any additional liquidating distribution will be made to our stockholders or, if made, the exact amount or timing of distributions.

Our dissolution, liquidation and winding up process will be subject to uncertainties.  It is possible that there will be no additional liquidating distribution made to our stockholders.  The amount and timing of any additional liquidating distribution to our stockholders will depend on the following factors, among others:

●	Whether any potential claimants against us and currently unknown to us could present claims relating to our pre-dissolution operations that we may ultimately have to satisfy;
●	The costs we may have to incur to defend new and existing claims, including possible claims against us relating to our dissolution and possible tax audits;
●

The amounts that we will need to pay for general administrative and overhead costs and expenses as an operating company before our dissolution and the amounts that we will need to pay in connection with our post-dissolution survival period;

●

The costs attendant on us as a publicly held reporting company under SEC regulations, including legal and auditing fees, especially if we are unable to obtain relief from requirements to continue preparing and filing our annual, quarterly and current reports or otherwise determine that preparing and filing those reports is no longer appropriate under guidelines of the Securities and Exchange Commission and its staff;

●

How much of our funds we will be required to reserve to provide for contingent liabilities, and how long it may take to finally determine whether and how much of those liabilities may have to be paid; and

●	How long it will take us to liquidate all of our remaining non-cash assets.

We will continue to incur expenses that will reduce any amounts available for distribution to our stockholders.

Claims, liabilities and expenses, severance payments, directors’ and officers’ insurance, income, payroll and local taxes, legal, accounting and consulting fees and general and administrative expenses, will continue to be incurred by us as we wind down.    We cannot estimate the aggregate amount of these expenses, but these expenses will reduce the amount of funds available for distribution to our stockholders.

Our stockholders could be held liable for our corporate obligations, up to the amount actually distributed to them in connection with our dissolution.

We will continue to exist for three years after our dissolution, or for such longer period as the Delaware Court of Chancery may direct, for the purpose of continuing to close our business, dispose of our non-cash assets, resolve outstanding litigation, discharge our liabilities and distribute any remaining assets to our stockholders.  Under the Delaware General Corporation Law, if the amount we reserve to satisfy our obligations proves insufficient to satisfy all of our expenses and liabilities, a stockholder who receives a liquidating distribution could be held liable for payment to our creditors of the stockholder’s pro rata share of amounts we owe to our creditors in excess of the reserves, up to but not exceeding the amount actually distributed to the stockholder in connection with our dissolution.  This means that a stockholder could be required to return all liquidating distributions made to the stockholder and receive nothing from us in connection with our dissolution and liquidation.  If a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of those taxes could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable.  There is no guaranty that the reserves established by us to satisfy our obligations will be adequate to cover all of our obligations.

Further stockholder approval will not be required in connection with the implementation of our Plan of Complete Liquidation and Dissolution, including for the sale or disposition of any of our remaining assets.

Our Plan of Complete Liquidation and Dissolution provides that we may sell our other assets after dissolution, as necessary to affect our Plan of Complete Liquidation and Dissolution.  Under our Plan of Complete Liquidation and Dissolution, we will not seek and are not required to seek additional stockholder authorization of any other asset sale.  As a result, the Board may authorize actions in implementing the Plan of Complete Liquidation and Dissolution, including the terms and prices for the sale or disposition of our remaining assets, with which our stockholders may not agree.

Our common stock ceased to be traded at the time of our dissolution.

We closed our stock transfer books after our dissolution became effective at 5 p.m. Eastern time on September 20, 2018.  As a result, from and after that time, we will not recognize any transfer of our common stock, other than trades through the Effective Date that settled after the effective date and transfers by operation of law as to which we have received adequate written notice.  The record date for determining which stockholders are eligible to receive liquidating distributions is the date on which our dissolution became effective, except as may be necessary to reflect trades through the Effective Date that settled after the Effective Date and subsequent transfers by operation of law.   The only value associated with our shares is the potential right to receive possible distributions in the future as part of the liquidation and dissolution process in accordance with the Plan of Dissolution.

We may cease to file our annual, quarterly and current reports with the SEC.

Because of the costs associated with preparing and filing our annual, quarterly and current reports under applicable securities law, we may seek relief from all or some of our reporting obligations, and we may determine that further reporting is no longer appropriate under the guidelines of the Securities and Exchange Commission and its staff.  If we receive this relief or if we otherwise make this determination, certain information about us (including audited financial information) currently reported to you and the public would no longer be available.

Stockholders may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from us.

In general, for United States federal income tax purposes, we intend that amounts received by stockholders pursuant to the Plan of Complete Liquidation and Dissolution will be treated as full payment in exchange for their shares of stock.  As a result of our dissolution and liquidation, stockholders generally will recognize gain or loss equal to the difference between: (i) the sum of the amount of cash and the fair market value (at the time of distribution) of property, if any, distributed to them; and (ii) their tax basis for their shares of stock.  In general, a stockholder’s gain or loss will be computed on a “per share” basis.  If we make more than one liquidating distribution, which is possible, each liquidating distribution will be allocated proportionately to each share of stock owned by a stockholder, and the value of each liquidating distribution will be applied against and reduce a stockholder’s tax basis in the stock.  In general, a stockholder will recognize gain as a result of a liquidating distribution if the aggregate value of the distribution and prior liquidating distributions received by the stockholder with respect to a share exceeds the stockholder’s tax basis for that share.  Any loss generally will be recognized by a stockholder only when the stockholder receives the final liquidating distribution made by us to stockholders, and then only if the aggregate value of all liquidating distributions with respect to a share is less than the stockholder’s tax basis for that share.  Gain or loss recognized by a stockholder generally will be capital gain or loss and will be long-term capital gain or loss if the stock has been held for more than one year.  The deductibility of capital losses is subject to limitations.

In the unlikely event we make a liquidating distribution of property other than cash to stockholders, a stockholder’s tax basis in such property immediately after the distribution generally will be the fair market value of the property received by the stockholder at the time of distribution.  Gain or loss realized upon the stockholder’s future sale of that property generally would be measured by the difference between the proceeds received by the stockholder in the sale and the tax basis of the property sold.

If our liabilities are not fully covered by the cash or other assets in its contingency reserve or otherwise satisfied through insurance or other reasonable means, payments made by a stockholder in satisfaction of those liabilities generally would produce a capital loss for such stockholder in the year the liabilities are paid.  The deductibility of any such capital loss would generally be subject to limitations under the Internal Revenue Code of 1986, as amended.

The tax treatment of any liquidating distribution may vary from stockholder to stockholder.

We have not requested a ruling from the IRS with respect to the anticipated tax consequences of our complete dissolution and liquidation, and we will not seek an opinion of counsel with respect to the anticipated tax consequences of any liquidating distributions. If any of the anticipated tax consequences prove to be incorrect, the result could be increased taxation at the corporate or stockholder level, thus reducing the benefit to our stockholders and us from our dissolution and liquidation. Tax considerations applicable to particular stockholders may vary with and be contingent on the stockholder’s individual circumstances. You should consult your own tax advisor for tax advice.

The loss of key personnel could adversely affect our ability to efficiently dissolve, liquidate and wind up.

We intend to rely on a few individuals in key management roles to dissolve, liquidate and wind up. Loss of one or more of these key individuals could hamper the efficiency or effectiveness of these processes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other information.

None.

Item 6.     Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.
2.1	Plan of Complete Liquidation and Dissolution of Walker Innovation Inc.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALKER INNOVATION INC. (IN DISSOLUTION)

Dated: October 26, 2018	By:	/s/ Jonathan A. Siegel
Jonathan A. Siegel
Chief Executive Officer (Principal Executive Officer)

Dated: October 26, 2018	By:	/s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer (Principal Financial Officer and Accounting Officer)