Form 10-K
period 2018-12-31
WALKER INNOVATION INC.
filed 2019-02-15
CIK 1294649

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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
(203) 263-9362

Securities Registered Pursuant to Section 12 (b) Of The Act: None

Securities Registered Pursuant to Section 12 (g) Of The Act: None

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The aggregate market value of the shares of Common Stock, par value $0.001 per share, of the registrant held by non-affiliates on June 30, 2018 was $7,993,280.

There were 20,094,314 shares of Common Stock of the registrant outstanding as of September 20, 2018 (the effective date of filing of the Company’s Certificate of Dissolution with the Delaware Secretary of State).

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “Walker Innovation,” “we,” “us” or “our” are references to Walker Innovation Inc. (f/k/a Patent Properties, Inc.). In addition, references to “Walker Digital” are references to Walker Digital, LLC, a Delaware limited liability company and the former controlling shareholder of the Company.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information relating to Walker Innovation that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  These statements relate to future events or our future financial performance including, by way of example, statements concerning the effective liquidation of the Company’s assets, the orderly wind down of the Company, the settlement of all creditor and other claims against the Company, or the distribution of any cash or other assets to stockholders. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology.  There are important factors that could cause actual results to vary materially from those described in this Form 10-K as anticipated, estimated or expected.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

PART I

Item 1.       Business

Overview

Historically, Walker Innovation Inc., a Delaware corporation (collectively, with its subsidiaries, the “Company” or “Walker Innovation”), sought to develop and commercialize its unique portfolio of intellectual property assets through licensing and enforcement operations (“Licensing and Enforcement”). In response to challenging developments in the patent licensing and enforcement environment and the cessation of the Company’s custom innovation work the Company undertook an extended period of evaluation of potential acquisitions. On June 28, 2018, the Board of Directors of Walker Innovation concluded that none of the viable acquisition targets presented characteristics that fulfilled our criteria of increasing shareholder value and creating opportunity for investors and approved the liquidation and dissolution of the Company pursuant to a Plan of Complete Liquidation and Dissolution (as amended to date, “Plan of Complete Liquidation and Dissolution” or the “Plan”), subject to stockholder approval. The dissolution of the Company was approved by its stockholders at a special meeting held on September 5, 2018.

On September 7, 2018, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware, which filing became effective on September 20, 2018 (the “Effective Date”). Subsequently, on September 27, 2018, the Company completed its initial liquidating distribution in the amount of $0.48 per share to each holder of its common stock and Series B Convertible Preferred Stock, or $16,844,791 in the aggregate. The liquidating distribution was made to stockholders as of the Effective Date (including trades through the Effective Date that settled after the Effective Date). In connection with the initial liquidating distribution, the Company’s trading symbol on the OTCQB was deleted, the CUSIP for the common stock suspended and the Company’s transfer agent closed the transfer books as of the Effective Date (including trades through the Effective Date that settled after the Effective Date).

On September 28, 2018, the Company completed the sale of four vending patents for $55,000, which disposal followed the transfer to a third-party licensee of six gaming patents from the Company’s remaining portfolio in exchange for the third-party licensee’s assumption of certain Company obligations. As part of the dissolution process, the Company will continue to try to sell additional patents, although the net proceeds of any such disposals are not expected to materially alter future liquidating distributions, if any.

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

Prior to the Effective Date, the Company was led by entrepreneur and inventor Jay Walker, who is best known as the founder of Priceline.com.

Business

Prior to fiscal 2017, the Company operated in two primary segments of business, its Licensing and Enforcement business, and its custom innovation business. In the first quarter of 2016 the Company ceased operations of its custom innovation businesses.

Licensing and Enforcement

The Company sought to develop, license and otherwise enforce patented technologies through its wholly owned subsidiaries. The Company generated revenues from the granting of intellectual property rights for the use of, or pertaining to, its patented technologies. The Company also monetized its intellectual property through the sale and/or licensing of select patent assets.

All of our intellectual property assets were created with the goal of solving business problems, with the intent to achieve commercial status. However, it is our belief that certain of our inventions have become part of the commercial activities of other businesses without having been licensed, depriving us of financial value. The challenging patent environment, and declining revenues from the Licensing and Enforcement business was one factor that the Board considered when they approved the liquidation and dissolution of the Company. There are currently no pending litigation matters.

Intellectual Property/Patent Portfolio Overview

Our patent portfolio currently consists of approximately 59 U.S. issued patents. Our patents historically describe inventions in areas such as authentication techniques, internet search, social networking and advertising and online transactions, among many others. Historically, they were relevant to an array of large and growing industries including data management, e-commerce, electronic and computer hardware, social networking and internet services, financial services, entertainment and video gaming, online education, manufacturing, security and state lotteries. We received a valuation analysis of one of the patent families in the Company’s portfolio which estimates the residual value of such patents as below the continued required maintenance fees. Such patent family was subsequently transferred to a third-party licensee. The valuation analysis, taken together with the recent financial results of the Licensing and Enforcement business, is indicative of the likelihood that any additional distributions to stockholders resulting from the disposition of our remaining non-cash assets are highly unlikely and, if made, will be de minimis. We believe that based on these factors, the cost of maintaining the patents, including current maintenance costs, likely exceed their future cash value.

Acquisition Efforts

Aided by capital proceeds received in connection with the exercise of a warrant to purchase Class A Common Shares of The Upside Commerce Group, LLC (“Upside”) at a price of $0.06 per share (the “Upside Warrant”), granted to the Company by Jay S. Walker, the controlling stockholder of the Company through his control of Walker Digital, and sale of the related Upside shares (described more fully below), in 2017 the Company initiated efforts to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within its current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. An investment bank was retained to advise the Company on its acquisition process and at the conclusion of the process the Board of Directors concluded that none of the viable acquisition targets presented characteristics that fulfilled our criteria of increasing shareholder value and creating opportunity for investors, and accordingly approved the liquidation and dissolution of the Company.

Item 1A.     Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission (“SEC”) are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by forward looking statements contained in this Annual Report on Form 10-K.

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

Our dissolution, liquidation and winding up process will be subject to uncertainties.  It is possible that there will be no additional liquidating distribution made to our stockholders.  The amount and timing of any additional liquidating distribution to our stockholders will depend on the following factors, among others:

●	Whether any potential claimants against us and currently unknown to us could present claims relating to our pre-dissolution operations that we may ultimately have to satisfy;
●	The costs we may have to incur to defend new and existing claims, including possible claims against us relating to our dissolution and possible tax audits, including a previously disclosed IRS audit;
●

The amounts that we will need to pay for general administrative and overhead costs and expenses as an operating company before our dissolution and the amounts that we will need to pay in connection with our post-dissolution survival period;

●

How much of our funds we will be required to reserve to provide for contingent liabilities, and how long it may take to finally determine whether and how much of those liabilities may have to be paid including potential liabilities in connection with the ongoing IRS audit, as previously disclosed; and

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

We closed our stock transfer books after our dissolution became effective at 5 p.m. Eastern time on September 20, 2018.  As a result, from and after that time, we will not recognize any transfer of our common stock, other than trades through the Effective Date that settled after the Effective Date and transfers by operation of law as to which we have received adequate written notice.  The record date for determining which stockholders are eligible to receive liquidating distributions is the date on which our dissolution became effective, except as may be necessary to reflect trades through the Effective Date that settled after the Effective Date and subsequent transfers by operation of law.   The only value associated with our shares is the potential right to receive possible distributions in the future as part of the liquidation and dissolution process in accordance with the Plan of Complete Liquidation and Dissolution.

We expect to cease to file our annual, quarterly and current reports with the SEC.

Because of the costs associated with preparing and filing our annual, quarterly and current reports under applicable securities law, we sought no-action letter relief from our ongoing reporting obligations. The SEC rejected our request, and we are accordingly required to file this Annual Report on Form 10-K in respect of our fiscal year ended December 31, 2018.  As a result of having deregistered our common stock pursuant to applicable SEC rules and the fact that we had fewer than 300 stockholders as of January 1, 2019, however, we are now no longer subject to such reporting obligations. Accordingly, we do not expect to file any further reports with the SEC.

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

We are required to evaluate our internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Although we have been required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under the Sarbanes-Oxley Act in the past, we currently do not expect to file any further reports with the SEC. Should we be required to continue such reporting, we would need to conduct such evaluations in respect of those filings. Any failure to comply or any adverse result from such evaluation may have an adverse effect on the results of our audit.

Item 1B.     Unresolved Staff Comments

None.

Item 2.       Properties

Our Connecticut office, which serves as our corporate headquarters, is located at Two High Ridge Park, Stamford, Connecticut. We leased space pursuant to a Shared Services Agreement with an affiliate of Walker Digital. The Walker Digital affiliate lease expires in September of 2019. The annual rent for the office space occupied by us through December 31, 2018 was approximately $36,000. Commencing October 2018, the Company is renting an office on a month to month basis under the Shared Services Agreement for approximately $1,000 per month, including certain services.

Item 3.       Legal Proceedings

Neither the Company, its subsidiaries, nor any of their property was the subject of material legal proceedings, other than ordinary routine litigation incidental to the business, during the quarter ended December 31, 2018.

Item 4.       Mine Safety Disclosure

Not applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock was previously quoted on the OTCQB under the symbol “WLKR”. In connection with our initial liquidating distribution, the Company’s trading symbol on the OTCQB was deleted, the CUSIP for the common stock suspended and the Company’s transfer agent closed the transfer books as of the Effective Date (including trades through the Effective Date that settled after the Effective Date).

Dividend Policy

On September 27, 2018, the Company completed its initial liquidating distribution in the amount of $0.48 per share to each holder of its common stock and Series B Convertible Preferred Stock, or $16,844,791 in the aggregate. The liquidating distribution was made to stockholders as of the Effective Date (including trades through the Effective Date that settled after the Effective Date). Subject to uncertainties inherent in the winding up of the Company’s business, the Company may make one or more additional liquidating distributions following the liquidation to cash of its remaining non-cash assets and after payment of, or provision for, outstanding claims in accordance with Delaware law. However, the dissolution process and the payment of any distributions to stockholders involve substantial risks and uncertainties, as discussed above in “Item 1A. Risk Factors”. Accordingly, it is not possible to predict the timing or aggregate size of any amount which may ultimately be distributed to Company stockholders, and no assurance can be given that such distributions, if made, will equal or exceed the estimate of net assets presented in the Statement of Net Assets accompanying this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with the Company’s Plan of Complete Liquidation and Dissolution, the Board approved the redemption of 4,432,997 vested options effective immediately prior to the Company’s dissolution. The Company paid the holders of these options an aggregate of $372,000 in connection with the redemption. As of the Effective Date there were no securities to be issued upon exercise of outstanding options and there were no securities remaining available for issuance under the equity compensation plans.

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

Executive summary

As a result of the approval of the Plan of Complete Liquidation and Dissolution by our Board, the Company adopted the Liquidation Basis of Accounting, effective June 28, 2018. This basis of accounting is considered appropriate when, among other things, liquidation of the Company is imminent, as defined in ASC 205-30 “Presentation of Financial Statements - Liquidation Basis of Accounting.” Under the Liquidation Basis of Accounting, the following financial statements are no longer presented (except for periods prior to the adoption of the Liquidation Basis of Accounting): a consolidated balance sheet, a consolidated statement of operations and comprehensive loss, a consolidated statement of stockholders’ equity and a consolidated statement of cash flows. The consolidated statement of net assets and the consolidated statement of changes in net assets are the principal financial statements presented under the Liquidation Basis of Accounting.

The dissolution of the Company was approved by its stockholders at a special meeting held on September 5, 2018. On September 7, 2018, the Company filed a certificate of dissolution with the Secretary of State of the State of Delaware, which filing became effective on the Effective Date. Subsequently, on September 27, 2018, the Company completed its initial liquidating distribution in the amount of $0.48 per share to each holder of its common stock and Series B Convertible Preferred Stock, or $16.8 million in the aggregate. The liquidating distribution was made to stockholders as of September 20, 2018, the effective date of the Company’s certificate of dissolution (including trades through the effective date that settle after the effective date). In connection with the initial liquidating distribution, the Company’s trading symbol on the OTCQB was deleted, the CUSIP for the common stock suspended and the Company’s transfer agent closed the transfer books as of the Effective Date (including trades through the Effective Date that settle after the Effective Date).

On September 28, 2018, the Company completed the sale of four vending patents for $55 ($48 net of commission) which disposal followed the transfer to a third-party licensee of six gaming patents from the Company’s remaining portfolio in exchange for the third-party licensee’s assumption of certain Company obligations. As part of the dissolution process, the Company will continue to try to sell additional patents, although the net proceeds of any such disposals are not expected to materially alter future liquidating distributions, if any.

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

Prior to the approval of the liquidation, through our wholly-owned subsidiaries, we historically created, commercialized, licensed and, when necessary, legally enforced our homegrown portfolio of patents, which we acquired from our affiliate Walker Digital, LLC (“Walker Digital”). In early 2015 we launched an innovation business, which consisted of Haystack IQ™ (formerly known as “The United States Patent Utility™”) and custom business innovation services. In light of significant adverse developments affecting patent enforcement entities arising from certain Supreme Court holdings and legislative changes affecting our industry, our operating business lines reported minimal revenues. Our plan of operation, prior to the decision of the Board to pursue the Plan of Complete Liquidation and Dissolution, included a carefully focused Licensing and Enforcement program, efforts to improve operational efficiencies and preserve cash, and an effort to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within our current verticals or in new industry segments, or control of such operating businesses through contractual arrangements. After an extended period of evaluation, and in consultation with a financial advisor engaged to provide guidance in this regard, the Board concluded that none of the viable acquisition targets presented characteristics that fulfilled our criteria of increasing stockholder value and creating opportunity for our investors. As a result, on June 28, 2018, the Board adopted resolutions seeking to schedule a special meeting of our stockholders and propose for stockholder approval the Plan of Complete Liquidation and Dissolution. The dissolution of the Company was approved by its stockholders at the special meeting held on September 5, 2018.

Critical accounting policies and estimates

For a complete summary of our significant accounting policies, refer to Note 3, “Summary of Significant Accounting Policies”, in our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Results of operations

In light of the adoption of the Liquidation Basis of Accounting as of June 28, 2018, the results of operations for the current period are not comparable to the prior year periods. Due to the adoption of the Plan of Complete Liquidation and Dissolution, we no longer consider our results of operations to be a key performance measure.

Changes in net assets in liquidation for the Period ended December 31, 2018

Upon adoption of the Liquidation Basis of Accounting as of June 28, 2018, the Company’s stockholders’ equity was decreased by approximately $2.5 million to arrive at net assets in liquidation of $20.2 million.  Consolidated Statement of Net Assets totaled approximately $3.4 million at December 31, 2018, after giving effect to the cancellation of the Company’s outstanding securities in connection with the effectiveness of the Company’s certificate of dissolution, payment of an initial liquidating distribution of $0.48 per share, $16.8 million in the aggregate ($9.6 million attributed to the Common Stock and $7.2 million attributed to the Preferred Stock), payments of the compensation and related benefits and redemption of the in-the-money options that were outstanding at September 20, 2018.

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

The following table reflects the initial accruals made as of June 28, 2018 and the related adjustments made during the period and as of December 31, 2018 to reflect the payment of expenses and settlement of liabilities during the quarter in connection with dissolution and liquidation:

	As of June 28, 2018	Payments/ Adjustments During the period	As of December 31, 2018

Liability for compensation and related benefits resulting from liquidation	$886	(886)	$--
Liability for estimated costs during liquidation:
Insurance costs	345	(345)	--
Professional fees	344	(118)	226	(1)
Other operating expenses	338	(--)	338	(2)
Liability for in the money options outstanding resulting from liquidation	550	(550)	--
Liability for estimated costs during liquidation	$2,463	(1,899)	$564

(1)

Represents costs primarily associated with legal, accounting and tax fees expected to be incurred in connection with (i) the issuance and filing of the Company’s Form 10-K for the year ended December 31, 2018, (ii) the annual preparation of statutory tax returns and other tax matters during the period of liquidation, and (iii) other legal matters during the period of liquidation.

(2)	Represents costs primarily associated with director and consultant fees to manage matters during the period of liquidation.

Results of Operations

Year Ending December 31, 2017 (Going Concern Basis)

Overview

Operating activities for 2017 were principally focused on the development, licensing and enforcement of our patent portfolios, helping to create value in our investment in Upside by providing services to them pursuant to a shared services agreement, and continuing efforts to improve operational efficiencies and preserve cash. Once we monetized our investment in Upside by means of the redemption of shares issuable pursuant to a warrant we previously held (the “Upside Warrant”), our focus transitioned to the initiation of efforts to acquire, through merger, share exchange, asset acquisition, plan of arrangement, recapitalization, reorganization or similar business combination, one or more operating businesses, either within our current verticals or in new industry segments, or control of such operating businesses through contractual arrangements.

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

•	fluctuations in the total number of agreements executed each period;

•	the timing, results and uncertainties associated with enforcement proceedings relating to our intellectual property rights;

•	the aging of the patent portfolio; and

•	other external factors, including developments in the law affecting patent enforcement and availability of contingent legal financing, as required.

All of the Licensing and Enforcement revenues were generated through settlement and non-exclusive license agreements. All of the agreements provided for a one-time payment to the Company. Generally, we were willing to engage in settlement discussions with defendants at any appropriate time during the course of litigation. We agreed to settle a dispute with a defendant when we believed that such a settlement and the terms of the agreement were in the best interest of the Company and its shareholders. The environment for entering into such license agreements continued to be adversely affected by several significant developments in the patent monetization industry, including the continued effect of the Leahy-Smith America Invents Act of 2011 (including several means by which challenges to the validity of our patents may be effected, including Inter Partes review proceedings) and the Supreme Court holding in the Alice Corp. v. CLS Bank International case, which called into question the patentability of certain types of inventions.

Net Loss

Net loss for the year ended December 31, 2017 was $0.9 million.  Included in net loss for the year ended December 31, 2017 is a net realized gain of $2.2 million recorded in connection with the Upside Warrant.

Operating expenses of $3.4 million for the year ended December 31, 2017 included other legal and consulting fees of $0.4 million, patent prosecution and maintenance fees of $0.1 million, compensation and related benefits, of $1.7 million, which includes non-cash compensation of $0.4 million, professional fees of $0.8 million, and general and administrative expenses of $0.5 million. Net revenue totaled $0.3 million for the year ended December 31, 2017.

Revenues

For the Year Ended December 31, 2017
Licensing revenue	$300
Total revenue	$300

Cost of Revenue

Legal and Consulting Contingency Fees

Legal and consulting contingent fees for the year ended December 31, 2017 was $0.  Our legal and consulting contingent fees are dependent upon the realization of revenue and the nature of the fee arrangements with outside counsel.

Licensing and Enforcement Expenses

For the Year Ended December 31, 2017
Other legal and consulting fees	$374
Patent prosecution and maintenance costs	87
Total licensing and enforcement expenses	$461

Other legal and consulting expenses for the years ended December 31, 2017 were $0.4 million.  The decrease in other legal and consulting fees during the year ended December 31, 2017 was mainly attributable to the reduced number of cases. In December 2017, the Company paid $113 in legal fees of a defendant, which the Company accrued in the fourth quarter, relating to the Company’s unsuccessful appeal to the Federal Circuit of a 2016 District Court's award of such defendant’s attorney’s fees and costs. (The 2016 award of defendant’s attorney’s fees and costs were expensed by the Company in 2016.) Other legal and consulting expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period.

Patent prosecution and maintenance expenses for the year ended December 31, 2017 decreased to $0.1 million. Patent prosecution and maintenance expenses are related to legal fee and United States Patent and Trademark Office expenses for reexaminations and patent prosecutions.

General and Administrative Expenses

For the Year Ended December 31, 2017
Compensation and benefits	$1,722
Professional fees	769
General and administrative	493
Total general & administrative expenses	$2,984

Compensation and benefits expense for the year ended December 31, 2017 was $1.7 million and includes share-based compensation of $0.3 million for the year ended December 31, 2017. Compensation and benefits expense decreased by approximately $2.1 million, or 55%, for fiscal 2017 as compared to fiscal 2016. The decrease in compensation and benefits can be primarily attributable to the decrease to 6 in the average number of full time active employees during fiscal December 31, 2017.

Professional fees for the year ended December 31, 2017 decreased by 21% and totaled approximately $0.8 million and related primarily to accounting and legal fees of $426, board and advisory fees of $224 and public company expenses of $120.

Total general and administrative expenses decreased by 39% to $493 for the year ended December 31, 2017. The decrease is attributed to decreases in: computer services of $61, telephone expenses of $34, insurance expenses of $32, office space of $30, office supplies and services of $21 and payroll services of $14.

Unrealized and Realized Gain

Upon the exercise and sale of the shares from the Upside Warrant the Company recognized a realized gain of $2.2 million in connection with recording the Upside Warrant at fair value. The Company accounted for the Upside Warrant using the fair value option and therefore recorded the non-cash, unrealized gain as a change in fair value in its Consolidated Statement of Operations.

Other Income

For the year ended December 31, 2017, included in other income of $386 is $70 received from Upside in connection with services provided as well as $316 of amortization in connection with the Upside Warrant.

Liquidity and Capital Resources

Liquidity

Our current assets were $4.0 million at December 31, 2018 and consisted of cash and cash equivalents and interest and income tax receivables. As a result of the adoption of the Plan of Complete Liquidation and Dissolution by our Board and the related winding up of business activities, we believe the Company's cash and cash equivalents are sufficient to meet our liquidity needs through 12 months from the issuance date of this filing.

Contractual Obligations

We had no significant commitments for capital expenditures and we have no committed lines of credit or other committed funding or long-term debt as of December 31, 2018.

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

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2018, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2018.

As a smaller reporting company, we are not required to obtain an attestation report of our registered public accounting firm regarding internal controls over financial reporting.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter, other than changes consistent with or required by the Plan of Complete Dissolution and Liquidation, which changes have not and are not likely to materially affect our internal control over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

Set forth below is information concerning all persons serving as directors during the period from January 1, 2018 to the Effective Date and their ages as of the Effective Date.

Name	Age	Director Since	Position
Jay S. Walker	62	2013	Executive Chairman of the Board of Directors
Jonathan Ellenthal	52	2013	Vice Chairman of the Board of Directors
Jonathan A. Siegel(1)	60	2017	Chief Executive Officer and Director
Nathaniel J. Lipman	53	2013	Director
Richard J. Salute	71	2015	Director

(1)

Effective September 20, 2018 under the Plan of Complete Liquidation and Dissolution, Jonathan A. Siegel became the Company’s Sole Director and continued as the Company’s Chief Executive Officer, and Kara Jenny continued as the Company’s Chief Financial Officer. Mr. Siegel and Ms. Jenny were 61 and 49, respectively, as of December 31, 2018.

The Board may appoint officers, hire employees and retain independent contractors and agents in connection with winding up the Company’s business and affairs, and is authorized to pay compensation to or otherwise compensate our directors, officers, employees, independent contractors and agents above their regular compensation in recognition of the extraordinary efforts they may be required to undertake in connection with the successful implementation of the Plan of Complete Liquidation and Dissolution.  Following the Effective Date we compensated Mr. Siegel and Ms. Jenny at reduced compensation levels in connection with their services provided during the implementation of the Plan of Complete Liquidation and Dissolution on an hourly basis, subject to certain de minimis quarterly minimums.

Jay S. Walker, Executive Chairman of the Board of Directors until the Effective Date, is Chairman of Walker Digital, LLC, (“Walker Digital”) which he founded in 1994. He is widely known as the founder of priceline.com, which brought a new level of value to the travel industry and its millions of customers. Mr. Walker is also the curator and chairman of TEDMED, LLC (“TEDMED”), a global community of people from every field who are passionate about the future of health and medicine (TEDMED is the sole independent licensee of the TED organization) and acting Chief Executive Officer and controlling investor in The Upside Commerce Group, LLC (“Upside”), a business travel company he founded in 2015. Concurrently, Mr. Walker is a member of several organizations that promote innovative solutions to global problems, including The President’s Circle of the National Academies (comprising the National Academy of Science; the National Academy of Engineering; the Institute of Medicine; and the National Research Council); and the Atlantic Council as a member of the Board of Directors. Mr. Walker is also founder, curator and owner of The Library of the History of Human Imagination; he is actively involved with Cornell University as the co-chairman of its Library Campaign. Mr. Walker received his Bachelor of Arts in Industrial Relations, Cornell University, New York, in 1978 and an Honorary Doctor of Science, Cazenovia College, New York in 2011.

Jonathan Ellenthal, Vice Chairman of the Board of Directors until the Effective Date, was our Chief Executive Officer from September 2013 until February 2017. Mr. Ellenthal was the Chief Executive Officer of Walker Digital Management, LLC, a wholly-owned subsidiary of Walker Digital from 2008 to 2013. In addition to his operating responsibilities, Mr. Ellenthal served as a Director for many of Walker Digital’s subsidiaries and collaborated with Mr. Walker on all new business designs and the strategic direction of Walker Digital. Since early 2011, Mr. Ellenthal has also been a Partner in TEDMED. As the exclusive licensee of the globally recognized TED brand for the field of health and medicine, TEDMED focuses entirely on innovation and breakthrough thinking in service of a healthier future. Mr. Ellenthal is a member of the Board of Managers of Upside. Prior to joining Walker Digital in 2008, Mr. Ellenthal was the Chief Executive Officer of Synapse Group, Inc. (“Synapse”), a direct marketing subsidiary of Time Inc., and served in a variety of senior leadership roles at Synapse before becoming Chief Executive Officer. From 2011 to 2014, he was a member of the Board of Directors of Affinion Group, Inc. (“Affinion”). Mr. Ellenthal is a Trustee of the Wilton Family Y in Wilton, Connecticut, and a board member of the local chapter of Young Presidents’ Organization, Inc. Gold Chapter. He holds a B.A. from Wesleyan University in Middletown, Connecticut.

Jonathan A. Siegel, Sole Director and Chief Executive Officer, joined the Company in February 2014, as Chief Administrative Officer, General Counsel and Secretary. He was appointed President, Chief Legal Officer and Secretary in May 2016 and Chief Executive Officer and Secretary on February 3, 2017. Prior to joining the Company, he was Investment Manager and Legal Counsel for Bentham Capital, LLC, a litigation finance company providing funding for large commercial and patent disputes, from March 2013 to January 2014, and a consultant from November 2012 to February 2013. He served as Chief Administrative Officer, General Counsel and Chief Privacy Officer of Alclear, LLC, a biometric secure identification service operating under the brand name “Clear”, from June 2010 to June 2012. From March 2009 to April 2011 he served as Mayor of Irvington, New York and served as Trustee of Irvington prior to his election as Mayor. From December 1999 to January 2008, Mr. Siegel was employed by Synapse, most recently as Executive Vice President Publisher Relations and Legal Affairs. From 1994 to 1999 he served in various capacities for Brandt, Inc., a manufacturer of currency counting equipment, including as Executive Vice President and General Counsel and member of the Board of Directors. Mr. Siegel was Vice President and Associate General Counsel of Trian Group, LP, a merchant bank, from 1987 to 1994. He was a corporate associate at Rosenman & Colin LLP from 1983 to 1987. He received his BA from Colgate University in 1979 and his JD from The University of Chicago Law School in 1983. He is admitted to practice in New York.

Nathaniel J. Lipman, Director until the Effective Date, Mr. Lipman is on the Board of Diamond Resorts, Inc., since December 2017 and was the Executive Chairman of Affinion from September 2012 to November 2015 and served as a director from October 2005 until November 2015. He joined Affinion (formerly known as Cendant Marketing Group) in June 1999 and worked in various positions, including executive officer positions with increasing responsibility, which culminated in his appointment as Chief Executive Officer in October 2005. Prior to joining Affinion, Mr. Lipman was Senior Executive Vice President, Corporate Development and Strategic Planning for Planet Hollywood International Inc., Senior Vice President and General Counsel of House of Blues Entertainment, Inc. and Senior Corporate Counsel at The Walt Disney Company. He also worked as an attorney at Skadden, Arps, Slate, Meagher and Flom, LLP. Mr. Lipman is currently a Director of Novitex Holdings, Inc., Redbox Holdings, Inc. and Trusted Media Brands, Inc. Additionally, within the past five years Mr. Lipman served as a Director of Affinion, Affinion Group Holdings, Inc. and Evertec, Inc. Mr. Lipman also served on the Board of Managers of Walker Digital from March 2013 to September 2013 and on the Board of Managers of Upside from December 2015 to March 2016.

Richard J. Salute, Director until the Effective Date, was the Chief Financial Officer of PAVMED, Inc. (a medical device company), from 2014 until 2015. From 2004 to 2013, Mr. Salute served as an Office Managing Partner at Cohn Reznick and served as the Capital Markets and SEC Practice Director prior to his retirement in April 2013. Mr. Salute is a consultant to Cohn Reznick on the Jobs Act, including Crowd Funding matters. Prior to 2004, Mr. Salute spent approximately 29 years at Andersen LLP, a global accounting firm managing complex audits for both public and private companies. In addition to his client responsibilities he started three businesses for the firm: the Enterprise Group (NY Metropolitan Area), the Technology Practice (New York Office), and the Bankruptcy and Corporate Recovery Practice (nationwide). Mr. Salute currently serves on the Board of Directors and is a member of the Audit Committee of Newtek Business Services Corp. Mr. Salute holds a bachelor’s of business administration (cum laude) from Adelphi University.

Director Experience, Qualifications, Attributes and Skills

We believe that the backgrounds and qualifications of our Directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the Board of Directors to fulfill its responsibilities. Prior to the Effective Date, the Board of Directors was composed of a diverse group of leaders in their respective fields. These Directors had other experience that made them valuable members, such as prior public policy experience or regulatory experience that provides insight into issues faced by companies.

Jay S. Walker. The Board believes that Mr. Walker provided the Board, by virtue of his extensive experience as an innovator and entrepreneur, with valuable industry insight, leadership and business knowledge.

Jonathan Ellenthal. The Board believes that Mr. Ellenthal’s strategic vision and ability to realize new business avenues was vital to the success of Company initiatives.

Jonathan A. Siegel. The Board believes that Mr. Siegel’s experience as an executive in a broad range of industries, prior service as an elected official and over 30 years practicing corporate law provides the Board with valuable insight with respect to leadership, executive management and legal matters.

Nathaniel J. Lipman. The Board believes that Mr. Lipman’s executive leadership experiences provided the Board with a crucial perspective on the fruition of business opportunities.

Richard J. Salute. The Board believes that, as a result of Mr. Salute’s financial background, as well as his service of publicly traded companies as an Audit Partner in both national and internationally recognized firms, he possesses a valuable ability to assess financial issues in a highly competitive business atmosphere. The Board values Mr. Salute’s knowledge as a former Audit Partner for public reporting companies and financial sophistication from his over forty years of finance experience.

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

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K, if applicable, regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the web page found by clicking through to “Code of Ethics” as specified above.

Board Committees

Effective as of September 20, 2018, the Company no longer has any standing committees, and the responsibilities and duties previously delegated to the Audit Committee, Compensation Committee and Nominating Committee have been, and will be, undertaken and performed, to the extent applicable, by the Board of Directors.

Compensation Committee Interlocks and Insider Participation

As noted above, the Company no longer has a Compensation Committee. No interlocking relationship exists between any member of the Board and any member of the board or compensation committee of any other company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our outstanding shares of common stock (collectively, “Reporting Persons”) to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by regulations of the Commission to furnish us with copies of all such filings. Based on a review of the copies of such filings received by us with respect to the fiscal year ended December 31, 2018, we believe that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended December 31, 2018.

Item 11.       Executive Compensation

Summary Compensation Table

The following table sets forth the cash and other compensation paid by us to our executive officers, whom we collectively refer to as the ‘‘Named Executive Officers’’, for the periods indicated. There are no other executive officers who received total compensation greater than $100,000 in 2018.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Jonathan A. Siegel (2)
Chief Executive Officer and	2018	$277,500	(6)	$60,000		$—	$—	$499,500	(3)	$837,000
Secretary	2017	368,333		40,000		—	74,867	—		483,200

Kara B. Jenny
Chief Financial Officer	2018	246,750	(6)	80,406	(5)	—	—	414,500	(4)	741,656
	2017	329,000		20,000		—	76,763	—		425,763

(1)	Reflects the aggregate grant date fair value of stock options granted in the respective fiscal year to the Named Executive Officers computed in accordance with ASC Topic 718.
(2)	Mr. Siegel became the sole director on September 20, 2018. Mr. Siegel receives compensation as a director of $7,500 per calendar quarter commencing October 1, 2018.
(3)

Includes payments to Mr. Siegel in the amount of $370,000 in severance and $129,500 in connection with the initial payment in settlement of 1,350,000 outstanding options that were unexercised and vested on the Effective Date (See - Outstanding Equity Awards at Fiscal Year-End)

(4)

Includes payments to Ms. Jenny in the amount of $329,000 in severance and $85,500 in connection with the initial payment in settlement of 950,000 outstanding options that were unexercised and vested on the Effective Date (See - Outstanding Equity Awards at Fiscal Year-End)

(5)	Includes $35,406 in connection with reimbursement of the costs of certain medical benefits in accordance with Ms. Jenny’s employment agreement.
(6)	Reflects prorated salary from January 1, 2018 through September 30, 2018.

Employment Agreements

The material terms of each Named Executive Officer’s employment agreement are described below:

Jonathan A. Siegel. We entered into an employment agreement and non-competition and confidentiality agreement in February 2014 with Jonathan A. Siegel, our Chief Executive Officer and Secretary. Pursuant to that employment agreement, Mr. Siegel was entitled to an annual base salary of $350,000, an annual bonus opportunity with a target of 50% of his annual base salary and options to purchase 500,000 shares of our Common Stock. The initial term of the employment agreement expired February 14, 2017 and thereafter renewed for one year terms, unless earlier terminated. In February 2017, in connection with his election as Chief Executive Officer, Mr. Siegel’s annual base salary was increased to $370,000. On the Effective Date of the Plan of Complete Liquidation and Dissolution, Mr. Siegel’s employment contract was terminated, and he received lump sum severance of $370,000. Also, on the Effective Date, Mr. Siegel received a stay bonus of $60,000. On October 1, 2018 he entered into a consulting agreement with the Company providing for an initial hourly rate of $250 per hour for work performed pursuant to the Plan of Complete Liquidation and Dissolution. The consulting agreement is terminable on 30 days notice by the Company or the consultant.

Kara B. Jenny. We entered into an employment agreement and non-competition and confidentiality agreement in May 2014 with Kara Jenny, our Chief Financial Officer. Pursuant to that employment agreement, Ms. Jenny was entitled to an annual base salary of $329,000, an annual bonus opportunity with a target of 30% of her annual base salary and options to purchase 300,000 shares of our Common Stock. The initial term of the employment agreement expired May 27, 2017 and thereafter renewed for one year terms, unless earlier terminated. On the Effective Date of the Plan of Complete Liquidation and Dissolution, Ms. Jenny’s employment contract was terminated, and she received severance of $329,000 and reimbursement of the costs of certain medical benefits of $35,406. Also, on the Effective Date, Ms. Jenny received a stay bonus of $45,000. On October 1, 2018 she entered into a consulting agreement providing for an initial hourly rate of $220 per hour, with a minimum payment of $5,000 per calendar quarter against which her hourly rate is recoupable, for work performed pursuant to the Plan of Complete Liquidation and Dissolution. The consulting agreement is terminable on 30 days notice by the Company or the consultant.

Outstanding Equity Awards at Fiscal Year-End

Each outstanding vested option was settled on the Effective Date of the Plan of Complete Liquidation and Dissolution in an amount equal to the difference between the exercise price of the option and the per share amount of the aggregate liquidating distributions to stockholders made or to be made to stockholders in connection with the Company’s liquidation and dissolution. The initial payment of the settlement price was made on or about September 27, 2018 and further payments, if any, will be determined and made at the time of any future liquidating distributions to stockholders under the Complete Plan of Liquidation and Dissolution.  Accordingly, none of our named executive officers had any outstanding equity awards as of December 31, 2018.

Director Compensation

Prior to the Effective Date, directors who were employees of the Company received no additional compensation for service as Directors. The following table sets forth compensation information regarding the Company’s non-employee Directors in fiscal 2018. In connection with the Plan of Complete Liquidation and Dissolution, commencing October 1, 2018 Mr. Siegel receives a fee of $7,500 per quarter for serving as the sole director of the Company.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(2) ($)	Total ($)
Jonathan Ellenthal(3)	$19,456	--	--	--	--	$60,000	79,456
Nathaniel J. Lipman	101,431	--	--	--	--	21,050	122,481
Richard J. Salute	96,567	--	--	--	--	13,300	109,867
Jay S. Walker	--	--	--	--	--	--	--

(1)	These amounts represent the Annual Cash Compensation Retainer for Board Service and the Supplemental Fees for committee members and chairs.

(2)

Reflects the aggregate value of the initial payment on outstanding vested options settled on the Effective Date for the difference between the exercise price of the option and the per share amount of liquidating distributions made to stockholders. Does not include further option settlement payments, if any, that will be determined and made at the time of future liquidating distributions to stockholders under the Complete Plan of Liquidation and Dissolution.

(3)	Mr. Ellenthal was a non-employee director from February 3, 2017 to December 31, 2017. He waived his Annual Cash Retainer Fee from May 3, 2017 to May 3, 2018.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Prior to the Effective Date of the Plan of Complete Liquidation and Dissolution, the Company had two classes of stock outstanding, its common stock and its Series B Convertible Preferred Stock. Shares of Series B Convertible Preferred Stock were convertible on a one-for-one basis into shares of our common stock. The holders of the Company’s common stock were entitled to one vote per share of common stock held on all matters submitted to a vote of stockholders, and holders of Series B Convertible Preferred Stock were entitled to cast an aggregate of 80% of the total votes that may be cast on all matters presented to the stockholders. The holders of our common stock had equal rights to receive dividends, when and if declared by our Board of Directors, out of funds legally available for such purpose, and holders of our Series B Convertible Preferred Stock receive the equivalent amount of any dividends as the holders of our common stock, on an as converted basis. In the event of liquidation, holders of our common stock are entitled to share ratably in our net assets available for distribution to stockholders, and holders of Series B Convertible Preferred Stock receive the equivalent amount of liquidation proceeds as the holders of our common stock, on an as converted basis. The table below sets forth the number and percentage of shares of our common stock beneficially owned as of September 20, 2018, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares; (ii) each of our Directors and Named Executive Officers; and (iii) our Directors and Named Executive Officers as a group. We have been advised that there were no transfers of any shares of common stock or preferred stock after the Effective Date.

Except as otherwise set forth below, the address of each of the persons listed below is Walker Innovation Inc., Two High Ridge Park, Stamford, CT 06905. Unless otherwise indicated, the common stock beneficially owned by a holder includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person, and also includes options to purchase shares of our common stock exercisable within 60 days that have been granted under our Amended and Restated Long Term Incentive Plans. In connection with the Plan of Complete Liquidation and Dissolution, each outstanding vested option was settled on the September 27, 2018 in an amount equal to the difference between the exercise price of the option and the per share amount of liquidating distributions to stockholders made or to be made to stockholders in connection with the Company’s liquidation and dissolution.

Title of Class	Name of Beneficial Owner	Amount Beneficially Owned (1)	Percent of Class
Common Stock	Walker Digital, LLC	28,655,042(2)	81.7%
Series B Convertible Preferred Stock	Walker Digital, LLC	14,999,000(3)	100.0%
Common Stock	Genesis Capital Advisors, LLC	1,878,329(4)	1.9%
Common Stock	IP Navigation Group, LLC	1,445,000(5)	1.4%
Common Stock	Del Mar Asset Management, LP	2,487,763(6)	2.5%
Common Stock	Jay S. Walker	28,755,389(7)	81.9%
Series B Convertible Preferred Stock	Jay S. Walker	14,999,000(7)	100.0%
Common Stock	Jonathan A. Siegel	1,350,000(8)	1.3%
Common Stock	Kara B. Jenny	950,000(9)	0.9%
Common Stock	Jonathan Ellenthal	1,271,825(10)	1.3%
Common Stock	Nathaniel J. Lipman	295,000(11)	0.3%
Common Stock	Richard J. Salute	140,000(12)	0.1%
Common Stock	All Directors and Named Executive Officers as a group (6 persons)	32,762,214(13)	82.7%

(1)

The number of shares of common stock includes shares owned and all exercisable options (including options that will be exercisable within 60 days after September 20, 2018). On July 16, 2018, the Compensation Committee of the Board of Directors approved the acceleration of vesting of an aggregate of 513,340 options, which are reflected in the beneficial ownership numbers above.

(2)

Includes shares owned beneficially or deemed to be owned beneficially by Walker Digital, LLC and with respect to which Jay S. Walker may be deemed to have shared voting and investment power, as follows:

(a)	1,661,242 shares of common stock; and

(b)

14,999,000 shares of Series B Convertible Preferred Stock, which are convertible at the option of the holder thereof, at any time and from time to time, into an equal number of shares of our common stock.

(3)	Each share of Series B Convertible Preferred Stock, is convertible at the option of the holder thereof, at any time and from time to time, into one share of common stock.

(4)

Based on a Schedule 13G/A filed by Genesis Capital Advisors LLC (“GCA”) and Genesis Opportunity Fund, LP (“GOF”) on February 12, 2018. Represents 1,535,529 shares of common stock held by GOF and 1,878,329 shares of common stock beneficially owned by GCA, which is the investment manager of GOF. Ethan Benovitz and Jaime Hartman, as individuals, act as co-investment managers to the GOF and as managing members of GCA. Accordingly, Messrs. Benovitz and Hartman may be deemed to beneficially own 1,878,329 shares of common stock. As set forth in the Schedule 13G/A each of GCA, GOF, and Messrs. Benovitz and Hartman have disclaimed beneficial ownership of such securities except to the extent of their pecuniary interest therein. The business address of GCA is 1212 Avenue of the Americas, 19th Floor, New York, NY 10036.

(5)	The business address of IP Navigation Group, LLC is Chateau Plaza, 2515 McKinney Ave., Suite 1000, Dallas, TX 75201.

(6)

Based upon a Schedule 13G and a Form 4 filed by Del Mar Asset Management, LP on February 24 and 26, 2014, respectively. Represents 2,028,900 shares of common stock held by Del Mar Master Fund, Ltd., a Cayman Islands exempted company (the ‘‘GP’’). The GP is the general partner of Del Mar Asset Management, LP, a Delaware limited liability company (‘‘DMAM’’), and as such, directs DMAM’s operations. DMAM serves as the investment manager of the Master Fund. Mr. Freelove has sole voting or investment control over shares held by RockMaple. The business address of Del Mar Asset Management, LP is One Grand Central Place, 60 East 42nd Street, Suite 450, New York, NY 10165.

(7)	Includes shares owned beneficially or deemed to be owned beneficially by Jay S. Walker as follows:

(a)	287,295 shares of common stock directly and with respect to which he has sole voting and investment power; and

(b)

1,661,242 shares of common stock and 14,999,000 shares of Series B Convertible Preferred Stock, which are convertible at the option of the holder thereof, at any time and from time to time, into an equal number of shares of our common stock with respect to which Walker Digital, LLC may be deemed to have shared voting and investment power.

(8)	Represents shares of common stock underlying stock options owned beneficially or deemed to be owned beneficially by Jonathan A. Siegel.

(9)	Represents shares of common stock underlying stock options owned beneficially or deemed to be owned beneficially by Kara B. Jenny.

(10)	Includes shares owned beneficially or deemed to be owned beneficially by Jonathan Ellenthal as follows:

(a)	71,825 shares of common stock directly and with respect to which he has sole voting and investment power;

(b)	1,200,000 shares of common stock underlying stock options; and

(c)	excludes Mr. Ellenthal’s 8% ownership in Walker Digital, LLC.

(11)	Represents shares of common stock underlying stock options owned beneficially or deemed to be owned beneficially by Nathaniel J. Lipman.

(12)	Represents shares of common stock underlying stock options owned beneficially or deemed to be owned beneficially by Richard J. Salute.

(13)	See notes (1) and (7) through (12).

Item 13.     Certain Relationships and Related Transactions, Director Independence

Certain relationships between Walker Digital, Upside and our Directors and officers are set forth below:

●

Jay S. Walker is the chairman and founder of Walker Digital and beneficially owns a majority of the issued and outstanding equity interests in Walker Digital. Additionally, Mr. Walker is the Chief Executive Officer and a Director of Upside.

●

Jonathan Ellenthal was the Chief Executive Officer of Walker Digital Management, LLC (“WDM”), a wholly-owned subsidiary of Walker Digital, owns 8% of the outstanding equity interests in Walker Digital, and serves as a Director for many of Walker Digital’s subsidiaries. Additionally, Mr. Ellenthal is an employee and a Director of Upside.

Item 14.     Principal Accountant Fees and Services

Services and Fees of Independent Accountants

The following chart sets forth public accounting fees paid to Marcum, LLP during the years ended December 31, 2018 and 2017:

	2018	2017
Audit Fees	$126,000	$122,000
Audit-Related Fees	—	2,000
Tax Fees	—	—
All Other Fees	—	—
Total	$126,000	$124,000

Audit Fees were for professional services for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by Marcum, LLP in connection with statutory and regulatory filings or engagements for that fiscal year.

Audit-related fees consist of services by Marcum, LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. We incurred these fees in connection with the preparation of registration statements. Audit-related fees also included out of pocket expenses incurred during the course of performing audit or review of our financial statements for the respective fiscal year.

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

2.2	Certificate of Merger of Walker Digital Holdings, LLC (filed as Exhibit 2.3 to our Current Report on Form 8-K filed on September 24, 2013).*

2.3	Plan of Complete Liquidation and Dissolution of Walker Innovation Inc. (filed as Exhibit 2.1 to our Quarterly Report of Form 10Q filed on October 26, 2018).*

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on September 24, 2013).*

3.1a	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on September 24, 2013).*

3.1b	Certificate of Elimination of the Series D Convertible Preferred Stock (filed as Exhibit 3.3 to our Current Report on Form 8-K filed on July 15, 2013).*

3.1c	Certificate of Elimination of the Series A Junior Participating Preferred Stock. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on September 23, 2013).*

3.1d	Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 3.5 to our Current Report on Form 8-K filed on September 24, 2013).*

3.1e	Amendment to Certificate of Incorporation dated November 12, 2013 (filed as Exhibit 3.10 to Amendment No. 3 to our Registration Statement on Form S-1 (No. 333-191783) filed on February 7, 2014).*

3.1f	Amendment to Certificate of Incorporation effective July 31, 2015 (filed as Exhibit 3.3 to our Quarterly Report on Form 10-Q filed on August 6, 2015).*

3.1g	Certificate of Dissolution

3.3	Bylaws (filed as Exhibit 3.6 to our Current Report on Form 8-K filed on September 24, 2013).*

3.3a	Amendment to Bylaws (filed as Exhibit 3.7 to our Current Report on Form 8-K filed on September 24, 2013).*

3.3b	Amendment to Bylaws (filed as Exhibit 3.8 to our Current Report on Form 8-K filed on September 24, 2013).*

3.3c	Amendment to Bylaws (filed as Exhibit 3.9 to our Current Report on Form 8-K filed on September 24, 2013).*

3.3d	Amendment to Bylaws (filed as Exhibit A to our Form DEF14A (other definitive proxy statements) filed on April 12, 2016).*

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

21.1	Subsidiaries of Walker Innovation Inc. (filed as Exhibit 21.1 to our Annual Report on Form 10-K filed on February 2, 2018)

31.1	Certification of Jonathan Siegel, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kara B. Jenny, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jonathan Siegel, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kara B. Jenny, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Incorporated herein by reference.

† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WALKER INNOVATION INC.

February 15, 2019	By:	/s/ Jonathan Siegel
(Date Signed)		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jonathan Siegel	Chief Executive Officer (Principal Executive Officer) and Director	February 15, 2019
Jonathan Siegel

/s/ Kara B. Jenny	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	February 15, 2019
Kara B. Jenny

WALKER INNOVATION INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Walker Innovation Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet (going concern basis) of Walker Innovation Inc. and its subsidiaries as of December 31, 2017, the related consolidated statements of operations (going concern basis), stockholders’ equity (going concern basis) and cash flows (going concern basis) for the period from January 1, 2018 to June 30, 2018 and for the year ended December 31, 2017, the consolidated statement of net assets (liquidation basis) as of December 31, 2018, the related consolidated statement of changes in net assets (liquidation basis) for the period from July 1, 2018 to December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period from January 1, 2018 to June 30, 2018 and for the year ended December 31, 2017, its net assets in liquidation as of December 31, 2018, and the changes in net assets for the period from July 1, 2018 to December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter – Liquidation Basis of Accounting

As discussed in Notes 1 and 2 to the consolidated financial statements, the board of directors of Walker Innovation Inc. approved a plan of liquidation and dissolution on June 28, 2018, and the Company determined liquidation is imminent. The Company used June 30, 2018 as a convenience date as activities between June 28, 2018 and June 30, 2018 were immaterial. As a result, the Company changed its basis of accounting on June 30, 2018 from the going concern basis to liquidation basis.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2013.

New York, NY
February 15, 2019

WALKER INNOVATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF NET ASSETS

AS OF DECEMBER 31, 2018

(Liquidation Basis)

(in thousands)

Cash and cash equivalents	$3,588
Income tax receivable	358
Interest receivable	15
Liability for estimated costs post liquidation	(564)
Liability for compensation and related benefits resulting from liquidation	--
Commitments and contingencies (Note 7)	--
Net Assets in Liquidation (1)	$3,397

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

WALKER INNOVATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(Liquidation Basis)

(in thousands)

Stockholders’ equity as of June 30, 2018 (Going Concern Basis)	$22,751
Effects of adopting liquidation basis of accounting:
Change in net realizable value of prepaid assets	(73)
Liability for in the money options outstanding resulting from liquidation	(550)
Liability for compensation and related benefits resulting from the liquidation	(886)
Liability for estimated costs during liquidation	(1,027)
Changes in net assets in liquidation:
Liquidating distribution to holders of Common Stock	(9,645)
Liquidating distribution to holders of Preferred Stock	(7,200)
Change in liability for in the money options outstanding resulting from liquidation	177
Change in liability for estimated costs during liquidation	(654)
Interest income earned	98
Income tax receivable	358
Proceeds from sale of patents, net of commissions paid	48
Total net assets in liquidation at December 31, 2018 (Liquidation Basis)	$3,397

The accompanying notes are an integral part of these consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2017

(Going Concern Basis)

(In thousands except share and per share amount)

ASSETS
Current Assets:
Cash and cash equivalents	$24,041
Short-term investment	25
Prepaid expenses and other current assets	73
Total current assets	24,139

TOTAL ASSETS	$24,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$121
Accrued expenses	229
Total current liabilities	350

TOTAL LIABILITIES	350

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 15,000,000 shares authorized	—
Series B Convertible Preferred stock, $0.001 par value, 14,999,000 shares designated, issued and outstanding	15
Common stock, $0.001 par value, 100,000,000 shares authorized; 21,184,744 shares issued and 20,094,314 outstanding	21
Treasury stock, 1,090,430 shares, at cost	(1,122)
Additional paid-in capital	47,350
Accumulated deficit	(22,475)
TOTAL STOCKHOLDERS' EQUITY	23,789
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,139

The accompanying notes are an integral part of these consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Going Concern Basis)

(In thousands except per share amounts)

	For the Six Months Ended June 30, 2018	For the Year Ended December 31, 2017
Revenues:
Licensing fees	$—	$300
Total revenues	—	300

Operating expenses:
Other legal and consulting fees	2	374
Patent prosecution and maintenance fees	24	87
Compensation and benefits, includes non-cash compensation of $51 and $0.4 million, for the period ended June 30, 2018 and the year ended December 31, 2017, respectively	537	1,722
Professional fees	425	769
General and administrative	220	493
Total operating expenses	1,208	3,445

Operating loss	(1,208)	(3,145)

Other income – related party	—	386
Realized gain on sales of investment	—	2,189
Interest income	120	45

Net loss before taxes	$(1,088)	$(525)

Provision for income taxes	—	(366)

Net loss	$(1,088)	$(891)

Net loss per common share
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)

Weighted average common shares outstanding
Basic	20,094	20,528
Diluted	20,094	20,528

The accompanying notes are an integral part of these consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Going Concern Basis)

(In thousands)

	Series B Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance January 1, 2017	14,999	15	21,135	21	394	(840)	46,985	(21,584)	24,597
Stock based compensation	—	—	—	—	—	—	344	—	344
Options exercised	—	—	50	—	—	—	21	—	21
Net loss for the year ended December 31, 2017	—	—	—	—	—	—	—	(891)	(891)
Related party payment of shares	—	—	—	—	696	(282)	--	--	(282)
Balance December 31, 2017	14,999	15	21,185	$21	1,090	$(1,122)	$47,350	$(22,475)	$23,789
Stock based compensation	—	—	—	—	—	—	50	—	50
Net loss for the six months ended June 30, 2018	—	—	—	—	—	—	—	(1,088)	(1,088)
Balance June 30, 2018	14,999	$15	21,185	$21	1,090	$(1,122)	47,400	(23,563)	22,751

The accompanying notes are an integral part of these consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Going Concern Basis)

(In thousands)

	For the Six Months Ended June 30, 2018	Year Ended December 31, 2017
Cash Flows from Operating Activities
Net loss	$(1,088)	$(891)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on investment	--	(2,189)
Stock-based compensation	50	344
Depreciation and amortization	--	9
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable and other receivable	(17)	(6)
Prepaid and other current assets	17	48
Increase (decrease) in:
Accounts payable	(67)	(93)
Accrued expenses	(187)	(231)
Deferred expenses and deferred revenue	--	(316)
Net cash used in operating activities	(1,292)	(3,325)

Cash Flows from Investing Activities:
Proceeds from sales of investments in Tagged and Upside	--	18,362
Exercise of Upside warrant	--	(759)
Commission in connection with the sale of Upside Warrant	--	(543)
Net change in short-term investment	(19,985)	--
Net cash provided by investing activities	(19,985)	17,060

Cash Flows from Financing Activities:
Proceeds from exercise of options	--	21
Net cash provided by financing activities	--	21

Net (decrease) increase in cash and cash equivalents	$(21,277)	$13,756
Cash and cash equivalents
Beginning	$24,041	$10,285
Ending	$2,764	$24,041

Supplemental disclosure of non-cash investing and financing transactions
Reclassification as treasury stock of shares received in connection with settlement of related party matter (Note 9)	$--	$282

The accompanying notes are an integral part of these consolidated financial statements.

WALKER INNOVATION INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

NOTE 1. THE COMPANY

Walker Innovation Inc., a Delaware corporation (collectively, with its subsidiaries, the “Company” or “Walker Innovation”), sought to develop and commercialize its unique portfolio of intellectual property assets through licensing and enforcement operations (“Licensing and Enforcement”). In response to challenging developments in the patent licensing and enforcement environment, the cessation of the Company’s custom innovation work and, following an extended period of evaluation of potential acquisitions, the conclusion by the Board of Directors of Walker Innovation that none of the viable acquisition targets presented characteristics that fulfilled our criteria of increasing shareholder value and creating opportunity for investors, on June 28, 2018, the Board of Directors of Walker Innovation approved the liquidation and dissolution of the Company pursuant to a Plan of Complete Liquidation and Dissolution (as amended to date, “Plan of Complete Liquidation and Dissolution” or the “Plan”), subject to stockholder approval. The dissolution of the Company was approved by its stockholders at a special meeting held on September 5, 2018. Prior to the Effective Date (see below), Walker Digital, LLC (“Walker Digital”) was the owner of approximately 82% of the voting interest in the Company and approximately 48% of the economic interest (approximately 42% on a fully diluted basis) and voted for the Plan of Complete Liquidation and Dissolution.

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

On September 28, 2018, the Company completed the sale of four vending patents for $55 ($48 net of commission) which disposal followed the transfer to a third party licensee of six gaming patents from the Company’s remaining portfolio in exchange for the third party licensee’s assumption of certain Company obligations. As part of the dissolution process, the Company will continue to try to sell additional patents, although the net proceeds of any such disposals are not expected to materially alter future liquidating distributions, if any.

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

NOTE 2. PLAN OF COMPLETE LIQUIDATION AND DISSOLUTION

The Plan of Complete Liquidation and Dissolution contemplates an orderly wind up of the Company’s business affairs, which includes the sale, transfer or other disposition of the Company’s patent portfolio to the extent those assets were not sold, transferred or otherwise disposed of prior to the filing of the certificate of dissolution. The Plan further contemplates the sale or monetization of the Company’s other remaining non-cash assets, the satisfaction or settlement of its liabilities and obligations, including contingent liabilities and claims, and additional distributions of any remaining cash to the Company’s stockholders. Following the Effective Date, the Company closed its stock transfer books and discontinued recording transfers of its common stock. The initial distribution to stockholders occurred on September 27, 2018 and was net of the Company’s operating expenses as well as a contingency reserve of $3.5 million for known and potential liabilities and other obligations of the Company during the wind-up period following the initial distribution. The Company anticipates that unused contingency reserve, if any, will be the subject of one or more future distributions. The amount and timing of the distributions to stockholders will be determined by the Board in its discretion, subject to the provisions of the Plan of Complete Liquidation and Dissolution. The amount ultimately distributed to stockholders may be less than anticipated as a result of unforeseen circumstances. There can be no guarantee as to the timing and amount of distributions to stockholders, even if all of the remaining assets are sold, because there are many factors, some of which are outside of the Company’s control, which could affect the timing and amount of such distributions. Only stockholders as of the Effective Date (including trades through the Effective Date that settled after the Effective Date) will be entitled to receive distributions.

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

Liquidation Basis of Accounting

As a result of the approval of the Plan of Complete Liquidation and Dissolution by the Board, the Company adopted the Liquidation Basis of Accounting, effective June 28, 2018. This basis of accounting is considered appropriate when, among other things, liquidation of the Company is imminent, as defined in ASC 205-30 “Presentation of Financial Statements - Liquidation Basis of Accounting.” Under the Liquidation Basis of Accounting, the following financial statements are no longer presented (except for periods prior to the adoption of the Liquidation Basis of Accounting): a consolidated balance sheet, a consolidated statement of operations and comprehensive loss, a consolidated statement of stockholders’ equity and a consolidated statement of cash flows. The consolidated statement of net assets and the consolidated statement of changes in net assets are the principal financial statements presented under the Liquidation Basis of Accounting. Although the Plan of Complete Liquidation and Dissolution was approved by the Board on June 28, 2018, the Company is using the liquidation basis of accounting effective June 30, 2018 as a convenience date. Any activity between June 28, 2018 and June 30, 2018 would not be materially different under the going concern basis.

Under the Liquidation Basis of Accounting, all of the Company’s assets have been stated at their estimated net realizable value and are based on current contracts, estimates and other indications of sales value net of estimated selling costs. All liabilities of the Company have been stated at contractual amounts and estimated liabilities are at their estimated settlement amounts, including those estimated costs associated with implementing the Plan of Complete Liquidation and Dissolution. These amounts are presented in the accompanying consolidated statement of net assets. These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or amount of future distributions or our actual dissolution. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Complete Liquidation and Dissolution. The actual values and costs associated with carrying out the Plan of Complete Liquidation and Dissolution are expected to differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty. These differences may be material. In particular, the estimates of the costs will vary with the length of time necessary to complete the Plan of Complete Liquidation and Dissolution. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to stockholders and no assurance can be given that the aggregate amount available for possible future distributions will reflect the estimate presented in the accompanying consolidated statement of net assets.

Assessment of Assets

As of December 31, 2018, no value was recorded in the accompanying Consolidated Statement of Net Assets (Liquidation Basis) with respect to the Company’s patent portfolio. The Company has received a valuation analysis of one of the patent families in the Company’s portfolio which estimates the residual value of such patents as less than the cost of the continued required maintenance fees, which taken together with the recent financial results of the Licensing and Enforcement business is indicative of the likelihood that any additional distributions to stockholders resulting from the disposition of our remaining non-cash assets are highly unlikely and, if made, will be de minimis. The Company believes that based on these factors, the cost of maintaining the patents, including current maintenance costs, likely exceed their future cash value.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements for the six months ended June 30, 2018 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business and were prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and include the assets, liabilities, revenues and expenses of the Company’s wholly-owned subsidiaries over which the Company exercises control.

Following the Company’s filing of the Certificate of Complete Liquidation and Dissolution, on June 28, 2018 the Company adopted the liquidation basis of accounting. See “Note 2” above for further information regarding the Company’s adoption of the liquidation basis of accounting.

Cash Distributions

On September 27, 2018, the Company paid a liquidating distribution to stockholders of $0.48 per share of Common stock, or $16.8 million in the aggregate. The liquidating distribution decreased net assets in liquidation. As a result of having an accumulated deficit, the cash distributions were recorded as reductions to additional paid-in capital.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with US GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements. Actual results could differ from these estimates. The Company’s significant estimates and assumptions include stock-based compensation and the valuation allowance related to the Company’s deferred tax assets, and revenue recognition as well as the ability to quantify expected liabilities in connection with the Plan. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Cash and Cash Equivalents

The Company maintains its cash in bank deposit, money market and certificate of deposit accounts that, at times, may exceed federally insured limits. The Company considers money market accounts that have maturity dates of three months or less from the purchase date to be cash equivalents.

Short term Investments

The Company classifies its investments consisting of certificates of deposit with a maturity greater than three months but less than one year as short-term investments.

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) applicable to common stock by the weighted-average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other instruments that are convertible into common stock were exercised or could result in the issuance of common stock. As of June 30, 2018, and December 31, 2017, the following common stock equivalents were outstanding, and these amounts were excluded from the calculation as their effects would be anti-dilutive.

	June 30, 2018	December 31, 2017
Common Stock options	4,705,497	4,928,832
Convertible Preferred Stock	14,999,000	14,999,000
Potentially dilutive securities	19,704,497	19,927,832

Revenue Recognition

Prior to the adoption of the Plan of Complete Liquidation and Dissolution, the Company derived its revenue from patent licensing and enforcement. In general, these revenue arrangements provided for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. A significant number of the patent licenses were granted on the entire portfolio rather than individual patents. Most of the intellectual property rights granted were perpetual in nature, extending until the expiration of the related patents, although they could be granted for a defined, relatively short period of time.  The Company’s primary source of revenue was derived from licensing and enforcement settlements. The Company recognizes revenue when persuasive evidence of an arrangement exists, the license has been granted, the price is fixed or readily determinable and collectability of the sale is reasonably assured. The Company’s revenue is recorded at the net amount to be received after deductions for discounts or allowances.

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

On December 22, 2017, new tax legislation known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among the changes implemented by the Act was a corporate tax rate reduction to 21 percent, effective January 1, 2018. Under ASC 740, the effects of new legislation are recognized upon enactment, which is the date the president signs a bill into law. Accordingly, recognition of the tax effect of the rate reduction of the Act had been accounted for in the computation of the Company’s federal deferred tax asset and liability balances, which are computed utilizing the new rates in the period for which the tax law was enacted with a corresponding net adjustment to deferred income tax expense (or benefit) and the effect on the valuation allowance. The change in the federal rate as a result the Act is reflected as a discreet item within the rate reconciliation and the effect of the re-measurement of the deferred taxes is also included in the deferred tax and valuation allowance disclosure.

Recent Accounting Pronouncements

As a result of adopting the Liquidation Basis of Accounting, the Company believes no new accounting pronouncements will have a material impact on the Company’s net assets in liquidation or changes in net assets in liquidation.

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

These accruals will be adjusted from time to time as projections and assumptions change. These costs are anticipated to be paid throughout the liquidation period. Based on the transition to the Liquidation Basis of Accounting on June 28, 2018, the Company accrued the following expenses expected to be incurred during dissolution and liquidation (in thousands):

	As of June 30, 2018	As of December 31, 2018

Severance and employment contract payments	$886	$--
Insurance costs	345	--
Professional fees	344	226
Other operating expenses	338	338
Settlement of in the money options	550	--
Liability for estimated costs during liquidation	$2,463	$564

NOTE 5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2017, prepaid expenses and other current assets consist of the following:

Prepaid insurance	$42
Prepaid patent costs	3
Due from Walker Digital and Upside	1
Other prepaid expenses	27
Total prepaid expenses and other current assets	$73

NOTE 6. INVESTMENTS

Investment in The Upside Commerce Group, LLC

The Company entered into a Shared Services Agreement (the “Upside Services Agreement,” formerly the “FTC Services Agreement”) dated as of December 4, 2015, with Upside, a company affiliated with Walker Digital, the Company’s controlling stockholder, regarding the provision of executive management, marketing, innovation, legal and financial consulting services. There were no set deliverables contemplated by the Upside Services Agreement, although the hourly rates the Company charged Upside (approximately equal to the Company’s cost) are specified.

In connection with the Upside Services Agreement, the Company was granted a warrant to purchase limited liability company interests in Upside at an exercise price of $0.06 per Class A Common Share (the “Upside Warrant”), which amount has been determined to equal the fair market value of such shares as of the date of issuance of the Upside Warrant. The Upside Warrant was issued to the Company by Mr. Walker. As of December 31, 2015, Mr. Walker beneficially owned approximately 37% of the aggregate outstanding limited liability company interests of Upside on a fully diluted basis, and the total Class A Common Shares that could have been purchased pursuant to the exercise of the Upside Warrant was 16,400,000 shares, equal to approximately 16% of the aggregate outstanding limited liability company interests of Upside on a fully diluted basis as of December 31, 2015. The transfer of such shares to the Company was subject to certain requirements, including, if requested, the provision of an opinion of counsel that such would not result in Upside being deemed to be a publicly traded partnership for purposes of U.S. federal income tax law.

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

The Company entered into a Securities Purchase Agreement dated as of December 5, 2016 (the “December Purchase Agreement” and, together with the November Purchase Agreement, the “Purchase Agreements”) in connection with the sale of an aggregate of 1,250,000 Class A Common Shares of Upside, at $2.00 per share to an existing investor in Upside in a private resale not requiring registration under the Securities Act of 1933. The December Shares were issued upon exercise of the Upside Warrant at a price of $0.06 per share, and the Company recorded a realized gain of $2.4 million on the sale. After giving effect to the Purchase Agreements, the Company retained the right to purchase 12,650,000 Class A Common Shares of Upside pursuant to the Upside Warrant, equal to approximately 11% of the then aggregate outstanding limited liability company interests of Upside on a fully diluted basis.

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

In connection with the issuance of the Upside Warrant, the Company recorded deferred revenue of $671 and has amortized $316 of this deferred revenue into other income during the year ended December 31, 2017.

NOTE 7. SHARED SERVICES AGREEMENT

Walker Digital Management, LLC

The Company has a Shared Services Agreement (“WDM Shared Services Agreement”) with Walker Digital Management, LLC (“WDM”), an affiliate of Walker Digital. The cost of such services varies monthly based on the terms of the WDM Shared Services Agreement. The incurred expenses include but are not limited to executive compensation, information technology services and supplies, administrative and general services and supplies and rent and utilities, are based either on specific attribution of those expenses or, where necessary and appropriate, based on the Company’s best estimate of an appropriate proportional allocation.

The following table represents operating expenses contributed by WDM on behalf of the Company and expenses incurred under the WDM Shared Services Agreement for the six months ended June 30, 2018 and the year ended December 31, 2017:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Compensation Expenses	$--	$7
Rent and Utilities	33	131
Office Services and Supplies	3	17
Other	8	48
Total Operating Expenses	$44	$203

As of December 31, 2017 no amount was due from WDM, and there was $12 due to WDM. There were no amounts due to WDM at December 31, 2018.

The Upside Commerce Group, LLC

In December 2015, the Company entered into the Upside Services Agreement with Upside to provide executive management, marketing, legal, innovation and financial consulting services. For the year ended December 31, 2017 the Company provided approximately $70 of services to Upside and this amount was included in Other Income on the Consolidated Statements of Operations. Receivables of $1 related to the agreement were included in prepaid and other current assets on the Consolidated Balance Sheet at December 31, 2017.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Leases

The Company’s corporate headquarters is located at Two High Ridge Park, Stamford, Connecticut. The Company leases space pursuant to the WDM Shared Services Agreement. The WDM lease expires in September of 2019. Commencing October 2018, the Company is renting an office on a month to month basis under the Shared Services Agreement for approximately $1 per month, including certain services. The annual rent for the office space occupied by the Company for the year ended December 31, 2018 was approximately $36.

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

NOTE 9. EQUITY

The Company has authorized and issued an aggregate of 100,000,000 shares of common stock, par value $0.001 per share. The Company has authorized and issued an aggregate of 15,000,000 shares of preferred stock, par value $0.001 per share, 14,999,000 shares of which have been designated Series B Convertible Preferred Stock. As of December 31, 2017 and June 30, 2018, there were 21,184,744 shares of the Company’s common stock issued and 20,094,314 outstanding, and 14,999,000 shares of the Company’s Series B Convertible Preferred Stock were issued and outstanding.

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

Liquidating Distribution

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

NOTE 10. STOCK-BASED COMPENSATION

Stock-based Compensation

Total stock-based compensation to employees and non-employees for the six months ended June 30, 2018 and the year ended December 31, 2017 is presented in the following table:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Employee Option Awards	$50	$343
Non-employee Compensation Expense	--	1
Total Compensation Expense	$50	$344

Primarily all of the stock-based compensation incurred in 2017 was incurred in connection with employee awards, and accordingly is included in Compensation expense in the Consolidated Statement of Operations for the year ended December 31, 2017.

In connection with the Company’s decision to liquidate, the Board approved the vesting of 513,340 unvested options effective immediately prior to the Company’s dissolution. The vesting of these options represents approximately $74 of incremental expense that was recorded in the second quarter of 2018.

Each outstanding and unexercised vested option in the money was settled on the Effective Date of the Complete Plan of Liquidation and Dissolution for the difference between the exercise price of the option and the per share amount of liquidating distributions to stockholders made or to be made to stockholders in connection with the Company’s liquidation and dissolution. The initial payment of the settlement price of $372 was made on or about September 27, 2018 and further payments, if any, will be determined and made at the time of future liquidating distributions to stockholders under the Complete Plan of Liquidation and Dissolution.  Accordingly, there were no option award outstanding at December 31, 2018.

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

As of December 31, 2017, 678,510 shares of common stock remained eligible to be issued under the Long-Term Incentive Plans.

Stock Option Awards

The following table summarizes the Company’s stock option award activity:

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
Outstanding at December 31, 2016	4,745,500	$2.38	$--	6.37
Options Granted	640,000	0.39	--
Options Exercised	(50,000)	0.42	--
Options Cancelled/Forfeited	(406,668)	2.16	--
Outstanding at December 31, 2017	4,928,832	$0.64	--

Options Granted	--	--
Options Exercised	--	--
Options Cancelled/Forfeited	(495,835)	3.76
Settlement of options in connection with liquidation	(4,432,997)	0.48
Outstanding December 31, 2018	--	$--
Options Vested and Exercisable at December 31, 2018	--	$--

As of December 31, 2018, the Company had no stock option awards outstanding or exercisable and no unrecognized stock-based compensation as all expense had been fully recognized over the period.

The total fair value of the 400,161 stock option awards that vested during the twelve months ended December 31, 2017, was approximately $5.18 million. At December 31, 2017, the aggregate intrinsic value of the fully vested stock option awards was $187 and the weighted average remaining contractual life of the stock option awards was 6.8 years. The Company has not capitalized any compensation cost or modified any of its stock option awards (other than as described below) and no cash was used to settle equity instruments granted under the Company’s Incentive Plan for the year ended December 31, 2017. There were 50,000 stock option awards exercised during the year ended December 31, 2017. In fiscal 2018, no stock option awards were exercised.

Other selected information is as follows:

2017
Aggregate intrinsic value of outstanding options at December 31	$251
Weighted average fair value per share of options granted during year	$0.09
Total intrinsic value of options exercised during the year	7

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

The table below presents the weighted average assumptions used to calculate the fair value of stock option awards granted during the year ended December 31, 2017 respectively:

	2017
Risk Free Interest Rate	1.37	–	2.03%
Expected Volatility	98.9	–	102.2%
Dividend Yield		0%
Expected Life in Years		6.0

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

The impact of the repricing was a one-time incremental non-cash charge of approximately $216, of which $114 was expensed in the first quarter of 2017 and an additional $102 of expense will be charged to operations over the remaining term of the options.

NOTE 11. INCOME TAXES

The Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	As of December 31,
	2018	2017
Deferred Tax Asset
Net-operating loss carryforward	$4,608	$4,350
Stock-based compensation	--	1,433
Others	5	(25)
Total Deferred Tax Assets	4,613	5,758
Valuation Allowance	(4,613)	(5,758)
Deferred Tax Asset, Net of Allowance	$--	$--

As of December 31, 2018, the Company had federal and state net operating loss carryovers of approximately $14.1 million and $27.5 million, respectively, which will begin to expire in 2033. The Tax Reform Act of 1986, and certain state tax statutes, limit the utilization of net operating loss and tax credit carryforwards to offset future taxable income and tax, if there has been a “change of ownership” as defined within Section 382 of the Internal Revenue Code (“IRC”), and under similar state provisions. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.   We will continue to evaluate future events that could limit our ability to utilize our net operating losses and tax credit carryforwards in future years. The Company has performed an analysis of ownership pursuit to the guidance issued under Section 382 of the IRC though December 31, 2016.  Based on the analysis, the Company has not experienced a “change of ownership” as of the year ended December 31, 2016. The Company utilized the analysis methodology related to it’s stock activity and determined that such activity also did not cause a “change of ownership”, effective through December 31, 2018, and therefore, the Company believes utilization of its losses and credits will not be limited.  Management will continue to evaluate future events that could limit our ability to utilize our net operating losses and tax credit carryforwards in future years.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and taxing strategies in making this assessment. The Company has determined that, based on objective evidence currently available, it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2018 and 2017.

Tax years ended December 31, 2015, 2016 and 2017, remain open to examination by the Internal Revenue Service. The Company is currently under examination by the Internal Revenue Service (“IRS”) for the 2016 tax year. The IRS has not issued any assessments for additional tax and the Company currently does not expect that significant additional tax expense will result.

	For the Period Ended June 30, 2018	For the Year Ended December 31, 2017
Statutory Federal Income Tax Rate	21.0%	34.0%
State Taxes, Net of Federal Tax Benefit	--	(9.4)%
Change in Federal Rate	--	(213.4)%
Return to Provision	--	(1.4)%
Change in State Rate	(2.8)%	--
Stock-Based Compensation Shortfall	--	--
Change in Valuation Reserve	1.2%	117.1%
Permanent items and other	(19.4)%	3.2%
Income Tax Provision	--%	(69.9)%

	For the Period Ended June 30, 2018	For the Year Ended December 31, 2017
Federal
Current	$--	$273
Deferred	(436)	1,753
State
Current		93
Deferred	450	(1,010)
Income Tax Provision (Benefit)	14	1,109
Valuation allowance	(14)	(743)
Income tax provision (benefit), net of valuation allowance	$--	$366

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position, as well as consideration of the available facts and circumstances. As of December 31, 2018 and 2017, the Company does not have any significant uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Act signed into law in December 2017, makes broad and complex changes to the U.S. tax code including, but not limited to: (1) reducing the U.S. corporate rate from 35% to 21% effective January 1, 2018; (2) eliminating the corporate minimum tax (AMT) and changing how the credits can be realized; (3) creating new limitations on deductions for interest expense; and (4) changing rules related to limitations of net operating loss carryforwards for years beginning after December 31, 2017. Recognition of the tax effects of the Act is required in the interim and annual periods that include December 22, 2017.